Form 10-Q
period 2014-06-30
Algodon Wines & Luxury Development Group, Inc.
filed 2014-08-14
CIK 1559998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________.

Commission file number: 000-55209

Algodon Wines & Luxury Development Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2158952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 Fifth Avenue, 10th Floor

New York, NY 10010

(Address of principal executive offices)

212-739-7677

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒

As of August 7, 2014, there were 33,518,634 shares of Algodon Wines & Luxury Development Group, Inc. common stock, $0.01 par value issued and 33,514,223 outstanding.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

and Subsidiaries

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets
Cash	$964,222	$207,418
Accounts receivables, net	251,467	235,697
Accounts receivables - related parties, net	217,947	365,917
Advances and loans to registered representatives, net	256,083	207,748
Inventory	1,192,809	1,258,281
Prepaid expenses and other current assets, net	377,481	383,740
Total Current Assets	3,260,009	2,658,801
Property and equipment, net	7,081,373	8,523,546
Prepaid foreign taxes, net	763,834	944,051
Investment - related parties	306,870	318,195
Deposits	41,496	42,121
Total Assets	$11,453,582	$12,486,714

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$887,833	$569,574
Current portion of accrued expenses	2,318,646	2,236,820
Current portion of accrued expenses - related parties	-	232,476
Deferred revenue	1,207,917	1,224,296
Loans payable	100,000	458,480
Loans payable - related parties	-	330,599
Current portion of convertible debt obligations	412,500	695,391
Current portion of convertible debt obligations - related parties	-	373,958
Current portion of other liabilities	8,782	11,681
Total Current Liabilities	4,935,678	6,133,275
Convertible debt obligations, non-current portion	-	384,012
Convertible debt obligations - related parties, non-current portion	-	426,042
Accrued expenses, non-current portion	-	64,027
Other liabilities, non-current portion	1,422,000	789,800
Total Liabilities	6,357,678	7,797,156

Commitments and Contingencies

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 per share; 11,000,000 shares authorized; 9,477,533 and 6,871,363 shares issued and outstanding and liquidation preference of $23,666,605 and $16,936,899 at June 30, 2014 and December 31, 2013, respectively.	94,774	68,713
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 24,041,101 and 23,761,436 shares issued and 24,036,690 and 23,757,025 shares outstanding as of June 30, 2014 and December 31, 2013, respectively.	240,411	237,614
Treasury stock, at cost, 4,411 shares at June 30, 2014 and December 31, 2013.	(14,070)	(14,070)
Additional paid-in capital	57,472,454	50,847,039
Accumulated other comprehensive loss	(7,725,686)	(6,202,701)
Accumulated deficit	(44,971,979)	(40,247,037)
Total Stockholders' Equity	5,095,904	4,689,558
Total Liabilities and Stockholders' Equity	$11,453,582	$12,486,714

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Sales	$458,379	$880,491	$1,008,764	$1,533,788
Cost of sales	(595,041)	(901,566)	(1,102,959)	(1,481,283)
Gross profit (loss)	(136,662)	(21,075)	(94,195)	52,505
Operating Expenses
Selling and marketing	138,371	71,384	199,224	145,608
General and administrative	2,200,839	3,406,663	3,954,514	4,261,110
Depreciation and amortization	74,371	132,569	142,122	269,961
Total operating expenses	2,413,581	3,610,616	4,295,860	4,676,679
Loss from Operations	(2,550,243)	(3,631,691)	(4,390,055)	(4,624,174)

Other Expenses
Interest expense, net	38,597	114,742	115,468	197,610
Loss on extinguishment of convertible debt	123,432	-	219,419	195,747
Total other expenses	162,029	114,742	334,887	393,357
Net Loss	(2,712,272)	(3,746,433)	(4,724,942)	(5,017,531)
Cumulative preferred stock dividends	(276,481)	(238,964)	(605,878)	(444,653)
Net Loss Attributable to Common Stockholders	$(2,988,753)	$(3,985,397)	$(5,330,820)	$(5,462,184)

Net Loss Per Share Attributable to Common Stockholders:
Basic and Diluted	$(0.12)	$(0.17)	$(0.22)	$(0.23)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	24,031,745	23,890,357	23,945,484	23,876,161

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Net Loss	(2,712,272)	(3,746,433)	(4,724,942)	(5,017,531)
Other Comprehensive Gain (Loss)
Foreign currency translation adjustments	82,831	(413,309)	(1,522,985)	(969,957)
Total Comprehensive Loss	(2,629,441)	(4,159,742)	(6,247,927)	(5,987,488)

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

	Series A							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - December 31, 2013	6,871,363	$68,713	23,761,436	$237,614	4,411	$(14,070)	$50,847,039	$(6,202,701)	$(40,247,037)	$4,689,558

Stock-based compensation:
Common stock issued under 401(k) profit sharing plan	-	-	21,454	215	-	-	48,057	-	-	48,272
Options and warrants	-	-	-	-	-	-	425,771	-	-	425,771
Common stock issued for services	-	-	60,485	605	-	-	135,486	-	-	136,091
Common stock issued for exercised options	-	-	197,726	1,977	-	-	47,982	-	-	49,959
Series A convertible preferred stock issued for cash	2,130,734	21,307	-	-	-	-	4,879,370	-	-	4,900,677
Exchange of 12.5 % convertible notes for Series A convertible preferred stock	92,811	928	-	-	-	-	212,537	-	-	213,465
Exchange of 10 % convertible notes for Series A convertible preferred stock	382,625	3,826	-	-	-	-	876,212	-	-	880,038
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(4,724,942)	(4,724,942)
Other comprehensive loss	-	-	-	-	-	-	-	(1,522,985)	-	(1,522,985)

Balance - June 30, 2014	9,477,533	$94,774	24,041,101	$240,411	4,411	$(14,070)	$57,472,454	$(7,725,686)	$(44,971,979)	$5,095,904

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2014	2013

Cash Flows from Operating Activities
Net loss	$(4,724,942)	$(5,017,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	425,771	2,392,139
Net realized and unrealized investment losses	11,324	20,382
Depreciation and amortization	219,211	376,718
Provision for uncollectable assets	(57,270)	(591,046)
Prepaid compensation amortization	(7,119)	(7,214)
Unrealized exchange rate loss on liabilities denominated in foreign currency	180,866	37,519
Loss on extinguishment of convertible debt	219,421	195,747
Other non-cash income	-	(14,900)
Decrease (increase) in assets:
Accounts receivable	3,579	(116,414)
Inventory	(178,162)	(240)
Prepaid expenses and other current assets	(88,707)	(64,040)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	773,566	491,144
Deferred revenue	(5,899)	122,550
Other current liabilities	(2,899)	(671)
Total Adjustments	1,493,682	2,841,674
Net Cash Used in Operating Activities	(3,231,260)	(2,175,857)
Cash Used in Investing Activities
Purchase of property and equipment	(488,869)	(111,294)
Net Cash Used in Investing Activities	(488,869)	(111,294)
Cash Provided by Financing Activities
Proceeds from exercise of common stock options	49,959	-
Proceeds from issuance of loans payable	200,000	716,229
Repayments of loans payable	(326,218)	(35,000)
Repayments of convertible debt obligations	(656,848)	(34,500)
Proceeds from preferred stock offering prior to closing	780,476	553,000
Proceeds from issuance of preferred stock	4,110,877	868,000
Net Cash Provided by Financing Activities	4,158,246	2,067,729
Effect of Exchange Rate Changes on Cash	318,687	234,822
Net Increase in Cash	756,804	15,400
Cash - Beginning of Period	207,418	114,763
Cash - End of Period	$964,222	$130,163

Supplemental Disclosures of Cash Flow Information:
Interest paid	$421,590	$23,181
Income taxes paid	$33,848	$28,117

Non-Cash Investing and Financing Activity
Accrued stock based compensation converted to equity	$48,272	$78,127
Common stock converted into preferred stock and retired	$-	$249,998
Debt and interest converted to equity	$874,082	$746,834
Debt and interest converted to deposits for the purchase of Series A convertible preferred stock	$641,524	$-
Issuance of preferred stock previously subscribed	$789,800	$223,050
Common stock issued to settle operational expenses	$136,091	$-

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION

Through its wholly-owned subsidiaries, Algodon Wines & Luxury Development Group, Inc. (“Company”, “Algodon Partners”, “AWLD”), a Delaware corporation that was incorporated on April 5, 1999, currently invests in, develops and operates international real estate projects. The Company’s wholly-owned subsidiaries are InvestProperty Group, LLC, Algodon Global Properties, LLC, DPEC Capital, Inc. (“CAP”), and Algodon Europe, Ltd. AWLD also owns approximately 96.5% of Mercari Communications Group, Ltd. (“Mercari”), a public shell corporation that is current in its SEC reporting obligations and is a ready target for merger or sale. Mercari is a consolidated subsidiary of the Company and the noncontrolling interest is negligible.

2.	GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses of $2,712,272 and $4,724,942 during the three and six months ended June 30, 2014, respectively and $3,746,433 and $5,017,531 during the three and six months ended June 30, 2013, respectively. Cash used in operating activities was $3,231,260 and $2,175,857 for the six months ended June 30, 2014 and 2013, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to expand its business objectives. The Company funded its operations for the six months ended June 30, 2014 and 2013 primarily through a private placement offering of preferred stock for net proceeds of $4,891,353 and $1,421,000, respectively. During the six months ended June 30, 2014 and 2013 the Company issued promissory notes for proceeds of $200,000 (See Note 9 – Loans Payable) and $716,229, respectively. During the six months ended June 30, 2014 and 2013, $983,066 and $69,500 of cash proceeds from financing were used to repay debt. In addition, during the six months ended June 30, 2014, the Company received $49,959 of proceeds from the exercise of stock options. The Company presently has only enough cash on hand to sustain its operations on a month to month basis. Historically, the Company has been successful in raising funds to support its capital needs. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful and notwithstanding any request the Company may make, the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2013 and 2012, included in Amendment No. 2 of the Company's Form 10 Registration Statement, filed with the Securities and Exchange Commission (“SEC”) on August 13, 2014.

Property and Equipment

Investments in property and equipment are recorded at cost. These assets are depreciated using the straight-line method over their estimated useful lives. Most of the Company’s assets are located in Argentina and are subject to variation as a result of foreign currency translation.

The Company capitalizes internal vineyard improvement costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Expenditures for repairs and maintenance are charged to operating expense as incurred. The cost of properties sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts at the time of disposal and resulting gains and losses are included as a component of operating income. Real estate development consists of costs incurred to ready the land for sale, including primarily costs of infrastructure as well as master plan development and associated professional fees. Such costs will be allocated to individual lots proportionately based on square meters and those allocated costs will be derecognized upon the sale of individual lots. Given that they are not currently in service, the assets are not currently being depreciated.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on financial reporting dates and vesting dates until the service period is complete. The fair value amount of the shares expected to ultimately vest is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $547,260 and $135,335 at June 30, 2014 and December 31, 2013, respectively.

 See Note 11 – Related Party Transactions – Liabilities for details associated with a liability concentration.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The guidance requires other comprehensive income (loss) to include foreign currency translation adjustments.

Revenue Recognition

The Company earns revenues from its real estate, hospitality, food & beverage, broker-dealer and other related services. Revenues from rooms, food and beverage, and other operating departments are recognized as earned at the time of sale or rendering of service. Cash received in advance of the sale or rendering of services is recorded as advance deposits or deferred revenue on the condensed consolidated balance sheets. Deferred revenues associated with real estate lot sale deposits are recognized as revenues (along with any outstanding balance) when the lot sale closes and the deed is provided to the purchaser. Other deferred revenues primarily consist of deposits accepted by the Company in connection with agreements to sell barrels of wine. These wine barrel deposits are recognized as revenues (along with any outstanding balance) when the barrel of wine is shipped to the purchaser. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the condensed consolidated statements of operations.

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants and the conversion of convertible instruments.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2014	2013

Options	5,157,836	7,656,095
Warrants	1,027,179	915,990
Convertible instruments	9,739,782	5,759,180
Total potentially dilutive shares	15,924,797	14,331,265

Note that the Company has received $1,422,000 of subscription deposits for its Series A Convertible Preferred Stock (“Series A Preferred”) as of June 30, 2014. The Company is currently reviewing the subscription documents and if they proceed with closing on the Series A Preferred the Company will be obligated to issue securities which are convertible into approximately 618,261 additional shares of common stock.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 "Revenue From Contracts With Customers" (Topic 606) (“ASU 2014-09”) and the International Accounting Standards Board (“IASB”) published its equivalent standard, International Financial Reporting Standard (“IFRS”) 15, “Revenue from Contracts with Customers”. These joint comprehensive new revenue recognition standards will supersede most existing revenue recognition guidance and are intended to improve and converge revenue recognition and related financial reporting requirements. The standard will require companies to review contract arrangements with customers and ensure all separate performance obligations are properly recognized in compliance with the new guidance. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing whether the adoption of the guidance will have a significant impact on its condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12 "Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The adoption of this guidance is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

4.	INVENTORY

Inventory at June 30, 2014 and December 31, 2013 is comprised of the following:

	June 30, 2014	December 31, 2013

Vineyard in Process	$94,624	$242,726
Wine In Process	916,212	846,934
Finished Wine	96,267	93,094
Other	85,706	75,527
	$1,192,809	$1,258,281

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	NET CAPITAL REQUIREMENTS

The Company’s subsidiary, CAP, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. This requires that CAP maintain minimum net capital of $5,000 and requires that the ratio of aggregate indebtedness, as defined, to net capital, shall not exceed 15 to 1.

As of June 30, 2014 and December 31, 2013, CAP’s net capital exceeded the requirement by $86,718 and $38,271, respectively.

The Company had a percentage of aggregate indebtedness to net capital of approximately 99.7% and 56.7% as of June 30, 2014 and December 31, 2013, respectively.

Advances, dividend payments and other equity withdrawals are restricted by the regulations of the SEC, and other regulatory agencies are subject to certain notification and other provisions of the net capital rules of the SEC. The Company qualifies under the exemptive provisions of Rule 15c3-3 as the Company does not carry security accounts for customers or perform custodial functions related to customer securities.

6.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or developed by the Company. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

 Level 1 - Valued based on quoted prices at the measurement date for identical assets or liabilities trading in active markets. Financial instruments in this category generally include actively traded equity securities.

 Level 2 - Valued based on (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active; (c) inputs other than quoted prices that are observable for the asset or liability; or (d) from market corroborated inputs. Financial instruments in this category include certain corporate equities that are not actively traded or are otherwise restricted.

 Level 3 - Valued based on valuation techniques in which one or more significant inputs is not readily observable. Included in this category are certain corporate debt instruments, certain private equity investments, and certain commitments and guarantees.

Investments – Related Parties at Fair Value:

As of June 30, 2014	Level 1	Level 2	Level 3	Total
Warrants - Affiliates	$-	$-	$306,870	$306,870

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Warrants - Affiliates	$-	$-	$318,195	$318,195

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

A reconciliation of Level 3 assets is as follows:

Warrants
Balance - December 31, 2013	$318,195
Unrealized loss	(11,325)
Balance - June 30, 2014	$306,870

	June 30, 2014	December 31, 2013
Accumulated Unrealized Gains Related to Investments at Fair Value	$126,404	$137,729

It is the Company’s policy to distribute part or all of the warrants CAP earns through serving as placement agent on various private placement offerings for a related but independent entity under common management, to registered representatives or other employees who provided investment banking services. The total compensation expense (fair value) recorded related to these distributed warrants was $0 for the three months and six months ended June 30, 2014 and $24,399 and $34,778 for the three and six months ended June 30, 2013, respectively, and is classified as general and administrative expense in the condensed consolidated statements of operations. Warrants retained by the Company’s broker-dealer subsidiary are marked to market at each reporting date using the Black-Scholes option pricing model.

The fair value of the warrants was determined based on the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including the expected share price volatility. Given that such shares were not publicly-traded, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, of similarly positioned public companies within the industry.

The Company’s short term financial instruments include cash, accounts receivable, advances and loans to registered representatives, accounts payable, accrued expenses, deferred revenue and other current liabilities, each of which approximate their fair values based upon their short term nature. The Company’s other financial instruments include loans payable and convertible debt obligations. The carrying value of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

7.	ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	June 30, 2014	December 31, 2013

Accrued compensation	$1,792,336	$1,529,951
Accrued taxes payable	214,289	182,890
Accrued interest	207,332	647,247
Other accrued expenses	104,689	173,235
Total	$2,318,646	$2,533,323

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	ACCRUED EXPENSES, continued

The non-current portion of the above amounts represents accrued interest as of period end that was subsequently exchanged for equity securities prior to the release of the financial statements, which permitted the amounts to be classified as a non-current liability as of period end. See Note 11 – Related Party Transactions for the portion of accrued interest attributable to related parties.

8.	CONVERTIBLE DEBT OBLIGATIONS

Convertible notes consist of the following:

	June 30, 2014			December 31, 2013
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

8% Convertible Notes	$312,500	$170,039	$482,539	$509,250	$195,723	$704,973
12.5% Convertible Notes	50,000	20,975	70,975	140,500	64,493	204,993
10% Convertible Notes	50,000	13,168	63,168	1,229,653	254,646	1,484,299
Total	$412,500	$204,182	$616,682	$1,879,403	$514,862	$2,394,265

[1] Accrued interest is included as a component of accrued expenses on the condensed consolidated balance sheets.

During the six months ended June 30, 2014, principal ($656,848) plus interest aggregating $981,834 was repaid in cash, plus principal ($810,054) plus interest aggregating $874,082 was converted to 475,436 shares of Series A Preferred. The fair value of the equity securities issued exceeded the value of the extinguished debt (not converted pursuant to their original terms) by $219,421, which was recorded as a loss on extinguishment.

9.	LOANS PAYABLE

Loans payable consist of notes payable to independent lenders and to a related party (see Note 11 – Related Party Transactions). Loans payable to independent lenders of $458,480 at December 31, 2013, consist primarily of two notes payable to a single lender. The first note dated March 4, 2011, was in the amount of $250,000, and bore interest at 8% per annum. The second note dated January 3, 2013, was in the amount of $200,000 and bore interest at 10% per annum. Both notes and the related accrued interest were converted into a deposit for the purchase of Series A Preferred on April 25, 2014.

Loans payable of $100,000 at June 30, 2014 consist of a single loan payable to an independent lender. Two loans, each in the amount of $100,000 were issued during the six months ended June 30, 2014. The first loan, dated January 17, 2014, along with the related accrued interest, was converted into a deposit for the purchase of Series A Preferred on April 16, 2014. The second loan is dated March 7, 2014, bears interest at 8% and is payable on demand any time after March 6, 2015.

10.	OTHER LIABILITIES, NON-CURRENT PORTION

The non-current portion of other liabilities represents deposits for the purchase of Series A Preferred received prior to the balance sheet date, for which such equity shares will subsequently be issued.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties of $217,947 and $365,917 at June 30, 2014 and December 31, 2013, respectively, represents the net realizable value of advances made to related, but independent, entities under common management.

See Note 6 – Investments and Fair Value of Financial Instruments.

Liabilities

The CEO and Chairman of the Company (the “CEO”), loaned the Company $400,000 in April 2011 at a 6% interest rate and since then he has periodically advanced and withdrawn additional amounts. The principal balance due to the CEO as December 31, 2013, is included in a loans payable – related parties and the interest due is included in accrued expenses - related parties in the accompanying condensed consolidated balance sheet as of December 31, 2013. The loan and related interest was paid in full during the three months ended June 30, 2014.

Additionally, in 2011 and 2012 the CEO invested a total $800,000 in the Company’s offering of convertible promissory notes on the same terms as other investors, earning a 10% interest rate. The balances due to the CEO related to convertible promissory notes as of December 31, 2013 and are included in accrued expenses - related parties (interest) and convertible debt obligations - related parties (principal) in the accompanying condensed consolidated balance sheets. During the six months ended June 30, 2014, principal and interest of $373,958 and $207,327 was repaid in cash, and the remaining principal of $426,042 was converted into 231,545 shares of Series A Preferred.

The following table summarizes principal and interest owed to the CEO December 31, 2013. There were no loans payable to the CEO at June 30, 2014.

	December 31, 2013
	Principal	Interest	Total
6% Note	$266,663	$51,432	$318,095
10% Note	800,000	176,475	976,475
20% Note [1]	63,936	4,569	68,505
Total	$1,130,599	$232,476	$1,363,075

[1] This note bore interest at 20% because it was denominated in Argentine pesos, which have been subject to significant devaluation in recent years. This note was repaid in full as of June 30, 2014.

The Company’s indebtedness to its CEO represented 17% of total liabilities at December 31, 2013.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	RELATED PARTY TRANSACTIONS, continued

Revenues

CAP recorded private equity and venture capital fees of $0 during the three and six months ended June 30, 2014 and $110,286 and $154,947 during the three and six months ended June 30, 2013, respectively, arising from private placement transactions on behalf of a related, but independent, entity under common management. For the three and six months ended June 30, 2013, $75,433 and $105,268, respectively, represent cash fees and $34,853 and $49,679, respectively, represent fees in the form of warrants, which were recorded at fair market value as of the grant date using the Black-Scholes option pricing model.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related, but independent, entity under common management, to share expenses such as office space, support staff and other operating expenses. General and administrative expenses were reduced by $44,323 and $85,596 during the three and six months ended June 30, 2014 and $17,965 and $55,546 during the three and six months ended June 30, 2013, respectively.

12.	BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. The Company recorded a charge associated with its contribution of $15,339 and $27,204, for three and six months ended June 30, 2014, and $6,367 and 19,019 for the three and six months ended June 30, 2013, respectively. This charge is included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle the prior year obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $2.25 per share during the six months ended June 30, 2014 and $2.25 per share during the six months ended June 30, 2013).

13.	STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

The Company issued 2,130,734 shares of Series A Preferred at $2.30 per share to accredited investors in a private placement transaction for gross proceeds of $4,900,677 during the six months ended June 30, 2014. Cumulative Series A Preferred dividends were $1,868,280 as of June 30, 2014. See Note 8 – Convertible Debt Obligations and Note 13 – Stockholders’ Equity – Common Stock transactions for details related to other exchanges/conversions into Series A Preferred.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	STOCKHOLDERS’ EQUITY, continued

Common Stock

In January 2014, the Company issued 10,485 shares of common stock to settle certain accounts payable for $23,591 or an average of $2.25 per share of common stock.

In February 2014, the Company issued 166,305 shares of common stock to settle cashless exercised options to purchase 566,946 shares of common stock at an exercise price of $1.59 per share and 31,421 shares of common stock to settle an exercised option for a purchase price of $49,959 or $1.59 per share of common stock.

In March 2014, the Company issued 21,454 shares of common stock at $2.25 per share to settle its 2013 obligation (an aggregate of $48,272 representing the combination of employee contributions and Company matching contributions) to the Company’s 401(k) profit-sharing plan.

On April 9, 2014, the Company engaged a financial advisor for a six month term (subject to immediate termination by either party) for consideration comprised of a $15,000 cash fee ($7,500 expense for the three months ended June 30, 2014) and the issuance of 50,000 shares of common stock.

Accumulated Other Comprehensive Loss

The Company recorded foreign currency translation adjustments of $82,831 and $(1,522,985) during the three and six months ended June 30, 2014 and $(413,309) and $(969,957) during the three and six months ended June 30, 2013, respectively, as accumulated other comprehensive loss.

Warrants

The Company issued five-year warrants for the purchase of 137,470 and 237,464 shares of Series A Preferred during the three and six months ended June 30, 2014 and five year warrants for the purchase of 12,304 and 88,421 shares of Series A Preferred during the three and six months ended June 30, 2013, to its subsidiary DPEC Capital, Inc., who acted as placement agent in connection with the sale of Series A Preferred. The warrants had an exercise price of $2.30 per share. DPEC Capital, Inc., in turn, awarded such warrants to its registered representatives and recorded $112,175 and $198,870, of stock-based compensation expense for three and six months ended June 30, 2014 and $10,354 and $81,523 for three and six months ended June 30, 2013, respectively, within general and administrative expense in the condensed consolidated statements of operations.

A summary of warrants activity during six months ended June 30, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2013	899,156	$2.54
Issued	237,464	2.30
Exercised	-	-
Expired	(109,441)	3.70
Outstanding, June 30, 2014	1,027,179	$2.36	3.7	$32,752

Exercisable, June 30, 2014	1,027,179	$2.36	3.7	$32,752

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	STOCKHOLDERS’ EQUITY, continued

Warrants, continued

A summary of outstanding and exercisable warrants as of June 30, 2014 is presented below:

Warrants Outstanding			Warrants Exercisable
			Weighted
		Outstanding	Average	Exercisable
Exercise	Exercisable	Number of	Remaining Life	Number of
Price	Into	Warrants	In Years	Warrants
$1.59	Common Stock	46,130	1.0	46,130
$2.30	Preferred Stock	911,564	4.0	911,564
$3.70	Common Stock	69,485	0.3	69,485
	Total	1,027,179	3.6	1,027,179

Stock Options

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. There is currently no public trading market for the shares of AWLD common stock underlying the 2008 Plan. Accordingly, the fair value of the AWLD common stock was estimated by management based on observations of the cash sales prices of AWLD equity securities. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted to consultants represents the contractual term, whereas the expected term of options granted to employees and directors was estimated based upon the “simplified” method for “plain-vanilla” options. Given that the Company’s shares are not publicly traded, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options.

The Company used the following weighted average assumptions in applying the Black-Scholes option pricing model during the three and six months ended June 30, 2014 and 2013:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Risk free interest rate	n/a	0.71%	n/a	0.71%
Expected term (years)	n/a	3.08	n/a	3.09
Expected volatility	n/a	48.2%	n/a	48.4%
Expected dividends	n/a	0%	n/a	0%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%

There were no stock options granted during the six months ended June 30, 2014. The weighted average estimated fair value of the stock options granted during the three and six months ended June 30, 2013 was $0.67 per share.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	STOCKHOLDERS’ EQUITY, CONTINUED

Stock Options, continued

The Company recorded stock-based compensation expense related to stock option grants of $90,686 and $226,901 during the three and six months ended June 30, 2014, respectively, and $2,123,437 and $2,317,624, during the three and six months ended June 30, 2013, respectively, which is reflected as general and administrative expenses in the condensed consolidated statements of operations. As of June 30, 2014, there was $427,933 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.0 years, of which $30,123 of unrecognized expense is subject to non-employee mark-to-market adjustments.

A summary of options activity during the six months ended June 30, 2014 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding, December 31, 2013	7,136,236	$2.85
Granted	-	-
Exercised	(598,367)	1.59
Expired	(784,965)	2.67
Forfeited	(595,068)	2.79
Outstanding, June 30, 2014	5,157,836	$3.04	2.9	$252,104

Exercisable, June 30, 2014	4,630,041	$2.94	3.0	$252,104

The following table presents information related to stock options at June 30, 2014:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options
$1.59 - $2.00	$1.59	381,975	$1.59	0.6	381,975
$2.01 - $2.50	$2.48	2,630,000	$2.48	4.0	2,630,000
$2.51 - $3.50	$2.72	251,232	$2.72	1.0	251,232
$3.51 - $4.50	$3.85	1,859,000	$3.85	2.1	1,331,205
$4.51 - $9.50	$8.03	19,868	$8.03	0.8	19,868
$9.51 - $41.78	$33.94	15,761	$33.94	0.8	15,761
$1.59 - $41.78	$3.04	5,157,836	$2.94	3.0	4,630,041

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

14.	COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is involved in litigation and arbitrations from time to time in the ordinary course of business. The Company does not believe that the outcome of any such pending or threatened litigation will have a material adverse effect on its financial condition or results of operations. However, as is inherent in legal proceedings, there is a risk that an unpredictable decision adverse to the company could be reached. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

Regulatory Matters

In December 2007, the FINRA Office of Hearing Officers (“OHO”) held that Mr. Mathis negligently failed to make certain disclosures on his Form U4 concerning personal tax liens, and willfully failed to make other required Form U4 disclosures regarding those tax liens. After several appeals regarding the willfulness finding, Mr. Mathis served a suspension, which was completed on September 4, 2012, and all fines have been paid.

Under FINRA’s rules, the finding that Mr. Mathis was found to have acted willfully subjects him to a “statutory disqualification.” This means that he might no longer be permitted to continue to work in the securities industry. In September 2012, Mr. Mathis submitted to FINRA an application on Form MC-400 in which he sought permission to continue to work in the securities industry, notwithstanding the fact that he is subject to a statutory disqualification. A decision on that application is expected during the third or fourth quarter of 2014. While a denial of that application would preclude Mr. Mathis from continuing to work at the Company’s broker-dealer, he would still be able to continue performing his duties for the non-securities side of the business.

Pending Financial Disclosures

Mr. Mathis recently had three liens filed against him for unpaid taxes as disclosed on his Form U4. The majority of the tax owed by Mr. Mathis resulted from the sale of a portion of his shares in Hollywood Burger Holdings, Inc., which Mr. Mathis liquidated in order to provide funds through a loan to the Company. Mr. Mathis has entered into payment plans with the IRS and is fully compliant with those plans. Mr. Mathis has made full payment of the tax owed to New York State and no amounts are currently outstanding.

Commitments

The Company leases office space in New York City under an operating lease which expires on August 31, 2015. Rent expense for this property was $32,292 and $64,584 for the three and six months ended June 30, 2014 and 2013 and $32,292 and $64,584 for the three and six months ended June 30, 2013, respectively, net of expense allocation to affiliates.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

15.	SUBSEQUENT EVENTS

Management has evaluated all subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued, require adjustment to or disclosure in the condensed consolidated financial statements.

Status as a Reporting Company and Preferred Stock Conversion

On July 14, 2014, the Company’s Registration Statement on Form 10 filed on May 14, 2014, as amended on July 3, 2014 and August 13, 2014, with the SEC became effective with the result that the Company became subject to the reporting requirements under Section 13 of the Securities Exchange Act of 1934. As a result, the 9,477,533 outstanding shares of Series A Preferred were automatically converted into 9,477,533 aggregate shares of common stock. No dividends associated with the Series A Preferred were declared by the Board of Directors

Convertible Debt Obligations

Subsequent to June 30, 2014, the Company repaid an aggregate of $85,337of convertible notes, including principal of $72,174.

Loans Payable

On July 25, 2014, the Company received $125,000 in proceeds pursuant to a new loan payable from an independent third party. The Company and the holder are still negotiating the final terms of the loan.

Capital Expenditure Commitment

During July 2014, the Company executed a construction contract for an aggregate of approximately $125,000 in order to expand the winery at Algodon Wine Estates.

 Foreign Currency Exchange Rates

The Argentine Peso to United States Dollar exchange rate was 8.2633, 8.1335 and 6.5049 at August 11, 2014, June 30, 2014 and December 31, 2013, respectively.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm’s report on the Company’s financial statements as of December 31, 2013, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

Unless the context requires otherwise, references in this document to “AWLD”, “we”, “our”, “us” or the “Company” are to Algodon Wines & Luxury Development Group, Inc. and its subsidiaries.

Overview

We are an integrated, lifestyle related real estate development company, capitalizing on our unique brand of affordable luxury, branded as “Algodon”, to create a diverse set of interrelated products and services. Our wines, hotels and real estate ventures, currently concentrated in Argentina, offer a blend of high-end, luxury and adventures products. We hope to further broaden the reach and depth of our services to strengthen and cement the reach of our brand. Ultimately, we intend to further expand and grow our business by combining unique and promising opportunities with our brand and clientele.

Through our subsidiaries, we currently operate Algodon Mansion, a Buenos Aires-based luxury boutique hotel property and we have redeveloped, expanded and repositioned a winery and golf resort property called Algodon Wine Estates for subdivision of a portion of this property for residential development.

Recent Developments and Trends

Investment in foreign real estate requires consideration of certain risks typically not associated with investing in the United States. Such risks include, trade balances and imbalances and related economic policies, unfavorable currency exchange rate fluctuations, imposition of exchange control regulation by the United States or foreign governments, United States and foreign withholding taxes, limitations on the removal of funds or other assets, policies of governments with respect to possible nationalization of their industries, political difficulties, including expropriation of assets, confiscatory taxation and economic or political instability in foreign nations or changes in laws which affect foreign investors.

Status as a Reporting Company and Preferred Stock Conversion

On July 14, 2014, our Registration Statement on Form 10 filed on May 14, 2014, as amended on July 3, 2014 and August 13, 2014, with the SEC became effective with the result that we became subject to the reporting requirements under Section 13 of the Securities Exchange Act of 1934. As a result, the 9,477,533 outstanding shares of Series A Convertible Preferred Stock (“Series A Preferred”) were automatically converted into 9,477,533 aggregate shares of common stock. No dividends associated with the Series A Preferred were declared by the Board of Directors

Financings

During the six months ended June 30, 2014, we raised, net of repayments, approximately $4,250,000 of new capital through the issuance of debt and equity. We used the net proceeds from the closings of these private placement offerings for general working capital and capital expenditures.

Argentina’s Technical Default and the Impact of Austere Fiscal Policy on Economic Growth

On or about July 30, 2014, credit rating agencies Fitch and S&P declared Argentina to be in “selective default” after a U.S. judge blocked trustee Bank of New York Mellon from making payments to Argentine bond holders, after Argentina deposited the $539 million in funds due to bond holders with the trustee, because Argentina failed to reach an agreement with a group of hedge funds that are holding out for better terms on old Argentine defaulted debt.

After the economic crisis in 2002, the Argentine government has maintained a policy of fiscal surplus.  To be able to repay its debt, the Argentine government may be required to continue adopting austere fiscal measures that could adversely affect economic growth.

There can be no assurance that the Argentine government will not truly default (as opposed to the current technical default) on its obligations under its bonds if it experiences another economic crisis.  A new default by the Argentine government could lead to a new recession, higher inflation, restrictions on Argentine companies to access financing and funds, limit the operations of Argentine companies in the international markets, higher unemployment and social unrest, which would negatively affect our financial condition, results of operations and cash flows.

Limitations on Foreign Ownership of Argentine Rural Land

In December 2011, the Argentine Congress passed Law 26.737 (Regime for Protection of National Domain over Ownership, Possession or Tenure of Rural Land) limiting foreign ownership of rural land, even when not in border areas, to a maximum of 15 percent of all national, provincial or departmental productive land. Every non-Argentine national must request permission from the National Land Registry of Argentina in order to acquire non-urban real property.

As approved, the law has been in effect since February 28, 2012 but is not retroactive. Furthermore, the general limit of 15 percent ownership by non-nationals must be reached before the law is applicable and each provincial government may establish its own maximum area of ownership per non-national.

In the Mendoza province, the maximum area allowed per type of production and activity per non-national is as follows: Mining—25,000 hectares (61,776 acres), cattle ranching—18,000 hectares (44,479 acres), cultivation of fruit or vines—15,000 hectares (37,066 acres), horticulture—7,000 hectares (17,297 acres), private lot—200 hectares (494 acres), and other—1,000 hectares (2,471 acres). A hectare is a unit of area in the metric system equal to approximately 2.471 acres. However, these maximums will only be considered if the total 15 percent is reached. Although currently, the area under foreign ownership in Mendoza is approximately 8.6 percent, this law may apply to the Company in the future, and could affect the Company’s ability to acquire additional real property in Argentina. Currently we own Argentine rural land through two legal entities, including one that owns 780 hectacres (1,880 acres) and another that owns 54 hectacres (130 acres) in the Mendoza province.

As reflected in our condensed consolidated financial statements we have generated significant losses which have results in a total accumulated deficit of $44,971,979, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2013 and 2012, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. Our business strategy may not be successful in addressing these issues and there can be no assurance that we will be able to obtain any additional capital. If we cannot execute our business plan (including acquiring additional capital), our stockholders may lose their entire investment in us. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing our products and continue the development of our real estate holdings.

Initiatives

We have implemented a number of initiatives designed to expand revenues and control costs. Revenue enhancement initiatives include expanding marketing, investment in additional winery capacity and developing new real estate development revenue sources. Cost reduction initiatives include investment in equipment that will decrease our reliance on subcontractors, plus outsourcing and restructuring of certain functions. Our goal is to become more self-sufficient and less dependent on outside financing.

Consolidated Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Overview

We reported net losses of approximately $2.7 million and $3.7 million for the three months ended June 30, 2014 and 2013, respectively, reflecting a decrease of $1.0 million or 27.6%. The decrease in net loss is primarily due to a $1.2 million decrease in general and administrative expenses.

Revenues

Revenues were approximately $458,000 and $880,000 during the three months ended June 30, 2014 and 2013, respectively, a decrease of $422,000 or 48%. Decreases in agricultural sales and hotel and restaurant revenues primarily resulted from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar which was partially offset by an increase in broker dealer revenues, which are denominated in U.S. dollars, of approximately $297,000.

Gross profit

We generated gross losses of approximately $137,000 and $21,000 for the three months ended June 30, 2014 and June 30, 2013, respectively. Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, decreased to approximately $595,000 for the three months ended June 30, 2014, from $902,000 for the three months ended June 30, 2013, primarily due to the reduction in revenues. We have realized gross losses primarily related to golf, tennis and restaurant sales, reflecting the worsening economic conditions in Argentina.

Selling and marketing expenses

Selling and marketing expenses were approximately $138,000 and $71,000, for the three months ended June 30, 2014 and 2013, respectively, representing an increase of $67,000 or 94%. The increase is primarily attributable to a June 2014 marketing function.

General and administrative expenses

General and administrative expenses were approximately $2.2 million and $3.4 million for the three months ended June 30, 2014 and 2013, respectively, representing a decrease of $1.2 million or 35%. The decrease is primarily related to a $1.9 million decrease in non-cash stock based compensation expense, as a result of a significant issuance of immediately vested options on June 30, 2013, partially offset by increases in professional fees of $0.4 million, registered representative commissions of $0.2 million, travel and entertainment expense of $0.1 million and warrant compensation to registered representatives of $0.1 million.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $74,000 and $133,000 during the three months ended June 30, 2014 and 2013, respectively, representing a decrease of $59,000 or 44%. It should be noted that an additional $42,000 and $58,000 of depreciation and amortization expense is included within cost of sales during the three months ended June 30, 2014 and 2013, respectively. Most of our property and equipment is located in Argentina and the gross cost being depreciated declined year-over-year due to the devaluation of the Argentine peso relative to the United States dollar.

 Interest expense, net

Interest expense was approximately $39,000 and $115,000 during the three months ended June 30, 2014 and 2013, respectively, representing a decrease of $76,000 or 66%, related to the reduction of debt during 2014.

Loss on extinguishment of convertible debt

Loss on extinguishment of convertible debt was approximately $123,000 and $0 during the three months ended June 30, 2014 and 2013, respectively. The extinguishment losses resulted from the excess of the fair market value of the issued Series A Preferred over the carrying value of the exchanged convertible notes that was not pursuant to the original terms of the convertible notes. The total shares of Series A Preferred received by exchanging convertible note holders was 269,189 and 108,696 in the three months ended June 30, 2014 and 2013, respectively.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Overview

We reported net losses of approximately $4.7 million and $5.0 million for the six months ended June 30, 2014 and 2013, respectively, reflecting a decrease of $0.3 million or 6%. The decrease in the net loss is primarily due to a $0.3 million decrease in general and administrative expenses.

Revenues

Revenues were approximately $1.0 million and $1.5 million during the six months ended June 30, 2014 and 2013, respectively, a decrease of $0.5 million or 34%. Decreases in wine, agricultural and hotel and restaurant revenues primarily resulted from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar which was partially offset by an increase in broker dealer revenues of approximately $384,000.

Gross profit

We generated a gross loss of approximately $94,000 for the six months ended June 30, 2014 as compared to a gross profit of approximately $53,000 for the six months ended June 30, 2013. Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, decreased to approximately $1,103,000 for the six months ended June 30, 2014, from $1,481,000 for the six months ended June 30, 2013. The decrease in gross profits is primarily the result of deteriorating revenues and a rise in gross losses realized related to the golf, tennis and restaurant activities, reflecting the worsening economic conditions in Argentina.

Selling and marketing expenses

Selling and marketing expenses were approximately $199,000 and $146.000, for the six months ended June 30, 2014 and 2013, respectively, an increase of $53,000 or 37%. The increase is primarily attributable to a June 2014 marketing function.

General and administrative expenses

General and administrative expenses were approximately $4.0 million and $4.3 million for the six months ended June 30, 2014 and 2013, respectively, representing a decrease of $0.3 million or 7%. A decrease in stock based compensation of approximately $2.0 million was partially offset by increases resulting from (i) increases in professional fees, commissions expenses and travel and entertainment expenses of $0.6 million, $0.2 million and $0.2 million, respectively; (ii) an increase in tax expense of $0.5 million due to a 2013 reversal of reserves; and (iii) an increase of $0.1 million in foreign exchange rate losses related to lot sale deposits denominated in United States dollars, due to the devaluation of the peso.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $142,000 and $270,000 during the six months ended June 30, 2014 and 2013, respectively, representing a decrease of $128,000 or 47%. It should be noted that an additional $77,000 and $107,000 of depreciation and amortization expense is included within cost of sales during the six months ended June 30, 2014 and 2013, respectively. Most of our property and equipment is located in Argentina and gross cost being depreciated declined year-over-year due to the devaluation of the Argentine peso relative to the United States dollar.

Interest expense, net

Interest expense was approximately $115,000 and $198,000 during the six months ended June 30, 2014 and 2013, respectively, representing a decrease of $83,000 or 42%, related to the reduction (exchange or repayment) of debt during 2014.

Loss on extinguishment of convertible debt

Loss on extinguishment of convertible debt was approximately $219,000 and $196,000 during the six months ended June 30, 2014 and 2013, respectively, representing an increase of $24,000 or 12%. The extinguishment losses resulted from the excess of the fair market value of the issued Series A Preferred over the carrying value of the exchanged convertible. The total shares of Series A Preferred received by exchanging convertible note holders was 475,432 and 409,818 in the six months ended June 30, 2014 and 2013, respectively

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	June 30, 2014	December 31, 2013
Cash	$964,222	$207,418
Working Capital Deficiency	$(1,675,669)	$(3,474,474)

Based upon our working capital situation as of June 30, 2014, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have relied primarily on debt and equity private placement offerings to third party independent, accredited investors to sustain operations. These offerings were conducted by our wholly-owned subsidiary DPEC Capital, Inc. (“CAP”). Additionally, from time to time, we secured individual, direct loans from our CEO and other shareholders.

During the six months ended June 30, 2014, we issued 2,130,734 shares of Series A Preferred at $2.30 per share to accredited investors in a private placement transaction for gross proceeds of $ 4,900,677.

The proceeds from these financing activities were used to fund our existing operating deficits, legal and accounting expenses in preparation of being a public company, capital expenditures associated with our real estate development projects, enhanced marketing efforts to increase revenues and the general working capital needs of the business.

On July 14, 2014, our Registration Statement on Form 10 filed on May 14, 2014, as amended on July 3, 2014 and August 13, 2014, with the SEC became effective with the result that we became subject to the reporting requirements under Section 13 of the Securities Exchange Act of 1934. As a result, the 9,477,533 outstanding shares of Series A Preferred were automatically converted into 9,477,533 aggregate shares of common stock. No dividends associated with the Series A Preferred were declared by the Board of Directors

Availability of Additional Funds

As a result of the above developments, we have been able to sustain operations. However, we will need to raise additional capital in order to meet our future liquidity needs for operating expenses, capital expenditures for the winery expansion and to further invest in our real estate development. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations.

Sources and Uses of Cash for the Six Months Ended June 30, 2014 and 2013

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2014 and 2013 amounted to approximately $3,231,000 and $2,176,000, respectively. During the six months ended June 30, 2014, the net cash used in operating activities was primarily attributable to the net loss of approximately $4,725,000, adjusted for $992,000 of net non-cash expenses, partially offset by $501,000 of cash provided by changes in the levels of operating assets and liabilities. During the six months ended June 30, 2013, the net cash used in operating activities was primarily attributable to the net loss of approximately $5,018,000 adjusted for $2,409,000 of net non-cash expenses, partially offset by $432,000 of cash provided by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 and 2013 amounted to approximately $489,000 and $111,000, respectively, and was primarily related to the purchase of property and equipment.

 Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 amounted to approximately $4,158,000 and $2,068,000, respectively. For the six months ended June 30, 2014, the net cash provided by financing activities resulted primarily from the offering of equity securities for net proceeds of $4,891,000 and new borrowings of $200,000, partially offset by repayment of debt of $983,000, as well as proceeds from the exercise of common stock options of approximately $50,000. For the six months ended June 30, 2013, the net cash provided by financing activities resulted primarily from the offering of equity securities for net proceeds of $1,421,000 and new borrowings, net of repayments, of $647,000.

Going Concern and Management’s Liquidity Plans

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 2 to the accompanying consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and development activities and have suffered substantial recurring losses from operations since our inception, which conditions raise substantial doubt that we will be able to continue operations as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Based on current cash on hand and subsequent activity as described herein, our cash-on-hand only allows us to operate our business operations on a month-to-month basis. While we are exploring opportunities with third parties and related parties to provide some or all of the capital we need over the short and long terms, we have not entered into any external agreement to provide us with the necessary capital. Historically, the Company has been successful in raising funds to support our capital needs. If we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2013 and 2012 consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Amendment No. 2 to the General Form for Registration of Securities Pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934 on Form 10, and as filed with the SEC on August 13, 2014. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2014, management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s Internal Control Over Financial Reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of our Chief Executive Officer and Chief Financial Officer) concluded that, during the period covered by this report, such internal controls were effective.

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time AWLD and its subsidiaries and affiliates are subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by its insurance coverage, and even if they are, if claims against AWLD and its subsidiaries are successful, they may exceed the limits of applicable insurance coverage. Additionally, as participants in the heavily-regulated securities industry, CAP and its associated persons have been named as respondents in certain regulatory proceedings

Certain Regulatory Matters and Customer Arbitrations

Scott Mathis, Chairman of the Board of Directors of AWLD and Chief Executive Officer of AWLD, is a registered representative associated with CAP. The report available on Broker Check at www.finra.org reflects a number of disclosure events, including one pending regulatory matter, a number of completed customer arbitrations and customer complaints, and three liens and judgments.

CAP has eight disclosure events as reported to FINRA, available on Broker Check at www.finra.org.

Customer Arbitrations and Complaints

There are no pending customer arbitrations or complaints pertaining to DPEC Capital or any of its associated persons.

Pending Financial Disclosures

Mr. Mathis recently had three liens filed against him for unpaid taxes as disclosed on his Form U4. The majority of tax owed by Mr. Mathis resulted from the sale of a portion of his shares in Hollywood Burger Holdings, Inc., which Mr. Mathis liquidated in order to provide funds through a loan to the Company. Mr. Mathis entered into payment plans with the IRS and was fully compliant with those plans. Mr. Mathis has made full payment of the tax owed to New York State and no amounts are currently outstanding.

Further information about the disclosures reported by DPEC Capital and by Mr. Mathis is available from Broker Check at www.finra.org.

The Company and its management are not aware of any other regulatory or legal proceedings or investigations involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Amendment No. 2 to the General Form for Registration of Securities Pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934 on Form 10 as filed with the SEC on August 13, 2014, which risk factors are incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During April and May, 2014, the Company issued 1,337,044 shares of its preferred stock, designated as “Series A Convertible Preferred Stock” (“Series A Preferred”) at $2.30 per share to accredited investors in a private placement transaction for gross proceeds of $3,075,195. The Company provided to investors the information required under Rule 502(b) of Regulation D promulgated under the Securities Act and no general solicitation was used in this offering. The investors provided the Company with representations that they had sufficient knowledge and experience in financial, investment and business matters to be capable of evaluating the merits and risks of investment in the Company and able to bear the risk of loss. For these sales of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering. Commissions of $305,519 were paid to DPEC Capital, Inc., the Company’s registered broker dealer subsidiary in connection with these share issuances. No Form D was filed for these transactions.

During April 2014 pursuant to a limited time offer, convertible note holders (all accredited investors) elected to exchange principal and interest totaling $495,703 into 269,189 shares of Series A Preferred (including principal and interest totaling $371,343, associated with notes held by the CEO, which was exchanged into 201,817 shares of Series A Preferred). The fair value of the equity securities issued exceeded the value of the extinguished debt by $123,432, which was recorded as a loss on extinguishment. The Company provided to investors the information required under Rule 502(b) of Regulation D promulgated under the Securities Act and no general solicitation was used in this offering. The investors provided the Company with representations that they had sufficient knowledge and experience in financial, investment and business matters to be capable of evaluating the merits and risks of investment in the Company and able to bear the risk of loss. For these sales of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering. No commissions were paid in connection with these share issuances. No Form D was filed for these transactions.

On April 9, 2014, AWLD signed an investment banking engagement agreement with National Securities Corporation, whereby National Securities Corporation would provide investment banking advice and other general advisory services. In addition to a fee of $15,000, AWLD issued National Securities Corporation 50,000 shares of AWLD’s common stock as compensation for those services for the following six months. Because this sale of securities was to one accredited investor, the Company provided financial information about the Company and the risks of investing but did not make disclosures which are as complete or detailed as would be found in a prospectus or private placement memorandum subject to the specific disclosure rules of the Securities Act. No general solicitation was used in this offering. The investors provided the Company with representations that they had sufficient knowledge and experience in financial, investment and business matters to be capable of evaluating the merits and risks of investment in the Company and able to bear the risk of loss. For this sale of securities, the Company relied on the exemptions from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act.  No commissions were paid in connection with the issuance of these securities. No Form D was filed for these transactions.

Between April 1, 2014 and June 30, 2014, the Company issued warrants to purchase 137,470 shares of Series A Preferred at $2.30 per share. The Company provided to investors the information required under Rule 502(b) of Regulation D promulgated under the Securities Act and no general solicitation was used in this offering. The investors provided the Company with representations that they had sufficient knowledge and experience in financial, investment and business matters to be capable of evaluating the merits and risks of investment in the Company and able to bear the risk of loss. For these sales of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act. No commissions were paid in connection with issuance of these securities. No Form D was filed for these transactions.

For each of the above issuances of securities, AWLD understood each of these transactions to be single offers and sales of securities to accredited investors only accomplished pursuant to Section 4(a)(2) of the Securities Act, without any form of general solicitation or public advertising, solely to persons with a pre-existing business or personal relationship with AWLD or its principals.  As a result, AWLD believed that no Form D filing was required and made no such filing.  As such, AWLD does not believe that the separate identifiable sales to accredited investors should be integrated into a single offering.  Had these offers and sales been part of a single offering, or should they be so deemed, they would still have been exempt transactions pursuant to Section 4(a)(2) as a transaction not involving a public offering for the reasons stated above.  In addition, Section 4(a)(5) and Rule 506 of Regulation D would also have been available had AWLD filed a Form D reporting such transactions at the time.  Pursuant to Rule 508 of Regulation D, a failure to comply with a term, condition or requirement under Rule 506 will not result in the loss of the exemption from the requirements of Section 5 of the Act for any offer or sale to a particular individual or entity, if the person relying on the exemption shows (1) the failure to comply did not pertain to a term, condition or requirement directly intended to protect that particular individual or entity; (2) The failure to comply was insignificant with respect to the offering as a whole; and (3) A good faith and reasonable attempt was made to comply with all applicable terms, conditions and requirements of Rule 506.  As a result, and even though AWLD has not filed a Form D for the non-public sales to accredited investors, AWLD believes that Rule 506 and the Section 4(a)(5) exemption are available.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

None..

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013(1)
3.2	Amended and Restated Bylaws(1)
10.13	Revised Second Extension and First Modification of October 1, 2012 Placement Agent Agreement, dated June 30, 2014(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document(3)
101.SCH	XBRL Taxonomy Extension Schema Document(3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(3)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(3)

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.

(2)	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Amendment No. 2 to Form 10 dated August 13, 2014.

(3)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2014	ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

By: /s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

By: /s/ Mark G. Downey
Mark G. Downey
Chief Financial Officer and Chief Operating Officer

