Form 10-Q
period 2014-09-30
Algodon Wines & Luxury Development Group, Inc.
filed 2014-11-14
CIK 1559998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒

As of November 11, 2014, there were 34,138,431 shares of Algodon Wines & Luxury Development Group, Inc. common stock, $0.01 par value issued and 34,134,020 outstanding.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets
Cash	$335,450	$207,418
Accounts receivables, net	237,398	235,697
Accounts receivables - related parties, net	215,925	365,917
Advances and loans to registered representatives, net	308,020	207,748
Inventory	1,290,010	1,258,281
Prepaid expenses and other current assets, net	297,287	383,740
Total Current Assets	2,684,090	2,658,801
Property and equipment, net	6,844,808	8,523,546
Prepaid foreign taxes, net	706,321	944,051
Investment - related parties	299,786	318,195
Deposits	42,248	42,121
Total Assets	$10,577,253	$12,486,714

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$861,196	$569,574
Current portion of accrued expenses	2,429,792	2,236,820
Current portion of accrued expenses - related parties	-	232,476
Deferred revenue	1,231,860	1,224,296
Loans payable	100,000	458,480
Loans payable - related parties	-	330,599
Current portion of convertible debt obligations	337,500	695,391
Current portion of convertible debt obligations - related parties	-	373,958
Current portion of other liabilities	1,124,011	11,681
Total Current Liabilities	6,084,359	6,133,275
Convertible debt obligations, non-current portion	-	384,012
Convertible debt obligations - related parties, non-current portion	-	426,042
Accrued expenses, non-current portion	-	64,027
Other liabilities, non-current portion	1,422,000	789,800
Total Liabilities	7,506,359	7,797,156

Commitments and Contingencies

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 per share; 11,000,000 shares authorized; 0 and 6,871,363 shares issued and outstanding and liquidation preference of $0 and $16,936,899 at September 30, 2014 and December 31, 2013, respectively.	-	68,713
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 33,520,170 and 23,761,436 shares issued and 33,515,759 and 23,757,025 shares outstanding as of September 30, 2014 and December 31, 2013, respectively.	335,201	237,614
Treasury stock, at cost, 4,411 shares at September 30, 2014 and December 31, 2013.	(14,070)	(14,070)
Additional paid-in capital	57,620,261	50,847,039
Accumulated other comprehensive loss	(7,885,431)	(6,202,701)
Accumulated deficit	(46,985,067)	(40,247,037)
Total Stockholders' Equity	3,070,894	4,689,558
Total Liabilities and Stockholders' Equity	$10,577,253	$12,486,714

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Sales	$519,925	$656,322	$1,528,689	$2,190,110
Cost of sales	518,971	601,498	1,621,930	2,082,781
Gross profit (loss)	954	54,824	(93,241)	107,329
Operating Expenses
Selling and marketing	79,223	52,276	278,447	197,884
General and administrative	1,830,545	1,138,558	5,785,059	5,399,668
Depreciation and amortization	77,254	121,201	219,376	391,162
Total operating expenses	1,987,022	1,312,035	6,282,882	5,988,714
Loss from Operations	(1,986,068)	(1,257,211)	(6,376,123)	(5,881,385)

Other Expenses
Interest expense, net	26,311	104,033	141,779	301,643
Loss on extinguishment of convertible debt	709	66,889	220,128	262,636
Total other expenses	27,020	170,922	361,907	564,279
Net Loss	(2,013,088)	(1,428,133)	(6,738,030)	(6,445,664)
Cumulative preferred stock dividends	(66,888)	(260,041)	(672,766)	(704,694)
Net Loss Attributable to Common Stockholders	$(2,079,976)	$(1,688,174)	$(7,410,796)	$(7,150,358)

Net Loss Per Share Attributable to Common Stockholders:
Basic and Diluted	$(0.06)	$(0.07)	$(0.28)	$(0.30)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	32,023,275	23,779,247	26,684,520	23,843,501

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Net Loss	$(2,013,088)	$(1,428,133)	$(6,738,030)	$(6,445,664)
Other Comprehensive Loss
Foreign currency translation adjustments	(159,745)	(758,378)	(1,682,730)	(1,728,335)
Total Comprehensive Loss	$(2,172,833)	$(2,186,511)	$(8,420,760)	$(8,173,999)

 See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

	Series A							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - December 31, 2013	6,871,363	$68,713	23,761,436	$237,614	4,411	$(14,070)	$50,847,039	$(6,202,701)	$(40,247,037)	$4,689,558

Stock-based compensation:
Common stock issued under 401(k) profit sharing plan	-	-	21,454	215	-	-	48,057	-	-	48,272
Options and warrants	-	-	-	-	-	-	570,061	-	-	570,061
Common stock issued for services	-	-	60,485	605	-	-	135,486	-	-	136,091
Common stock issued for exercised options	-	-	197,726	1,977	-	-	47,982	-	-	49,959
Series A convertible preferred stock issued for cash	2,130,734	21,307	-	-	-	-	4,879,370	-	-	4,900,677
Exchange of 12.5 % convertible notes for Series A convertible preferred stock	92,811	928	-	-	-	-	212,537	-	-	213,465
Exchange of 10 % convertible notes for Series A convertible preferred stock	384,161	3,842	-	-	-	-	879,729	-	-	883,571
Mandatory conversion of Series A preferred stock into Common Stock	(9,479,069)	(94,790)	9,479,069	94,790	-	-	-	-	-	-

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(6,738,030)	(6,738,030)
Other comprehensive loss	-	-	-	-	-	-	-	(1,682,730)	-	(1,682,730)
Balance -September 30, 2014	-	$-	33,520,170	$335,201	4,411	$(14,070)	$57,620,261	$(7,885,431)	$(46,985,067)	$3,070,894

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2014	2013

Cash Flows from Operating Activities
Net loss	$(6,738,030)	$(6,445,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	570,061	2,559,174
Net realized and unrealized investment losses	18,409	26,815
Depreciation and amortization	343,353	529,594
Provision for uncollectable assets	(172,726)	(684,481)
Prepaid compensation amortization	(3,672)	(3,702)
Unrealized exchange rate loss on liabilities denominated in foreign currency	177,244	424,731
Loss on extinguishment of convertible debt	220,128	262,636
Other non-cash income	—	(27,484)
Decrease (increase) in assets:
Accounts receivable	55,472	(24,980)
Inventory	(325,138)	(164,248)
Prepaid expenses and other current assets	8,985	79,752
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	912,258	908,372
Deferred revenue	64,057	(149,182)
Other current liabilities	(4,348)	(1,006)
Total Adjustments	1,864,083	3,735,991
Net Cash Used in Operating Activities	(4,873,947)	(2,709,673)
Cash Used in Investing Activities
Purchase of property and equipment	(645,331)	(130,430)
Net Cash Used in Investing Activities	(645,331)	(130,430)
Cash Provided by Financing Activities
Proceeds from exercise of common stock options	49,959	—
Proceeds from issuance of loans payable	325,000	908,498
Repayments of loans payable	(318,846)	(159,000)
Repayments of convertible debt obligations	(729,022)	(37,000)
Proceeds from equity offerings received prior to closing	1,770,575	581,000
Proceeds from issuance of preferred stock	4,110,877	1,469,500
Net Cash Provided by Financing Activities	5,208,543	2,762,998
Effect of Exchange Rate Changes on Cash	438,767	243,243
Net Increase in Cash	128,032	166,138
Cash - Beginning of Period	207,418	114,763
Cash - End of Period	$335,450	$280,901

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the nine months ended September 30,
	2014	2013

Supplemental Disclosures of Cash Flow Information:
Interest paid	$471,103	$80,237
Income taxes paid	$66,846	$30,810

Non-Cash Investing and Financing Activity
Accrued stock based compensation converted to equity	$48,272	$78,128
Common stock converted into preferred stock and retired	$94,790	$(1,111)
Debt and interest converted to equity	$876,908	$1,034,557
Issuance of preferred stock previously subscribed	$789,800	$298,050
Common stock issued to settle operational expenses	$136,091	$—
Debt and interest converted to pending equity	$668,103	$—

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses of $2,013,088 and $6,738,030 during the three and nine months ended September 30, 2014, respectively and $1,428,133 and $6,445,664 during the three and nine months ended September 30, 2013, respectively. Cash used in operating activities was $4,873,947 and $2,709,673 for the nine months ended September 30, 2014 and 2013, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to expand its business objectives. The Company funded its operations for the nine months ended September 30, 2014 and 2013 primarily through a private placement offering of equity for net proceeds of $5,981,452 and $2,050,000, respectively. During the nine months ended September 30, 2014 and 2013 the Company issued promissory notes for proceeds of $325,000 (See Note 9 – Loans Payable) and $908,498, respectively. During the nine months ended September 30, 2014 and 2013, $1,147,868 and $196,000 of cash proceeds from financing were used to repay debt. In addition, during the nine months ended September 30, 2014, the Company received $49,959 of proceeds from the exercise of stock options. The Company presently has only enough cash on hand to sustain its operations on a month to month basis. Historically, the Company has been successful in raising funds to support its capital needs. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful and notwithstanding any request the Company may make, the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2013 and 2012, included in Amendment No. 4 of the Company's Form 10 Registration Statement, filed with the Securities and Exchange Commission (“SEC”) on October 23, 2014.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $188,898 and $135,335 at September 30, 2014 and December 31, 2013, respectively.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2014	2013

Options	7,806,836	7,537,572
Warrants	957,848	843,225
Convertible instruments	253,822	6,215,031
Total potentially dilutive shares	9,018,506	14,595,828

Note that as of September 30, 2014, the Company had received $2,538,678 of subscription deposits for the purchase of equity securities as of September 30, 2014 and is included in the non-current portion of other liabilities, received prior to the balance sheet date, and for which 1,176,600 common shares will be issued in fourth quarter 2014 upon closing of this private placement.

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. generally accepted accounting principles (“GAAP”). The Company does not believe adoption of this ASU will have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

4.	INVENTORY

Inventory at September 30, 2014 and December 31, 2013 is comprised of the following:

	September 30, 2014	December 31, 2013
Vineyard in Process	$153,154	$242,726
Wine in Process	937,679	846,934
Finished Wine	144,836	93,094
Other	54,341	75,527
	$1,290,010	$1,258,281

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

As of September 30, 2014 and December 31, 2013, CAP’s net capital exceeded the requirement by $25,177 and $38,271, respectively.

The Company had a percentage of aggregate indebtedness to net capital of approximately 240.7% and 56.7% as of September 30, 2014 and December 31, 2013, respectively.

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

Investments – Related Parties at Fair Value:

As of September 30, 2014	Level 1	Level 2	Level 3	Total
Warrants - Affiliates	$-	$-	$299,786	$299,786

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Warrants - Affiliates	$-	$-	$318,195	$318,195

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

A reconciliation of Level 3 assets is as follows:

Warrants
Balance - December 31, 2013	$318,195
Unrealized loss	(18,409)
Balance - September 30, 2014	$299,786

	September 30, 2014	December 31, 2013
Unrealized Gains Related to Investments at Fair Value	$119,320	$137,729

It is the Company’s policy to distribute part or all of the warrants CAP earns through serving as placement agent on various private placement offerings for a related but independent entity under common management, to registered representatives or other employees who provided investment banking services. The total compensation expense (fair value) recorded related to these distributed warrants was $0 for the three months and nine months ended September 30, 2014 and $29,372 and $64,150 for the three and nine months ended September 30, 2013, respectively, and is classified as general and administrative expense in the condensed consolidated statements of operations. Warrants retained by the Company’s broker-dealer subsidiary are marked to market at each reporting date using the Black-Scholes option pricing model.

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

7.	ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	September 30, 2014	December 31, 2013

Accrued compensation	$1,928,648	$1,529,951
Accrued taxes payable	196,133	182,890
Accrued interest	213,502	647,247
Other accrued expenses	91,510	173,235
Total	$2,429,793	$2,533,323

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

8.	CONVERTIBLE DEBT OBLIGATIONS

Convertible notes consist of the following:

	September 30, 2014			December 31, 2013
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

8% Convertible Notes	$287,500	$179,533	$467,033	$509,250	$195,723	$704,973
12.5% Convertible Notes	50,000	23,191	73,191	140,500	64,493	204,993
10% Convertible Notes	-	5,108	5,108	1,229,653	254,646	1,484,299
Total	$337,500	$207,832	$545,332	$1,879,403	$514,862	$2,394,265

[1] Accrued interest is included as a component of accrued expenses on the condensed consolidated balance sheets.

During the nine months ended September 30, 2014, principal plus interest aggregating $1,067,171 was repaid in cash, and principal plus interest aggregating $876,908 was converted to 476,792 shares of Series A Preferred. The fair value of the equity securities issued exceeded the value of the extinguished debt (not converted pursuant to their original terms) by $220,128, which was recorded as a loss on extinguishment.

During the nine months ended September 30, 2014 and 2013, the Company accrued $95,146 and $195,168 of interest expense, respectively, in connection with its convertible notes.

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

Loans payable of $100,000 at September 30, 2014 consist of a single loan payable to an independent lender. Three loans aggregating $325,000 were issued during the nine months ended September 30, 2014. The first loan in the amount of $100,000, dated January 17, 2014, along with the related accrued interest, was converted into a deposit for the purchase of Series A Preferred on April 16, 2014. The second loan, in the amount of $100,000 is dated March 7, 2014, bears interest at 8% and is payable on demand any time after March 6, 2015. The third loan, in the amount of $125,000 was issued on July 25, 2014, and was converted to a deposit for the purchase of common stock as of September 11, 2014 and is included in the non-current portion of other liabilities received prior to the balance sheet date, and for which 62,500 common shares will be issued in the fourth quarter 2014 upon closing of the private placement.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	OTHER LIABILITIES

The current portion of other liabilities consists primarily of deposits for the purchase of the Company’s common stock, received prior to the balance sheet date, and for which common shares will subsequently be issued.

The non-current portion of other liabilities represents deposits for the purchase of the Company’s equity securities, received prior to the balance sheet date, and for which 618,261 Series A Preferred shares were issued on November 4, 2014. The shares of Series A Preferred Stock were immediately converted to common shares on a one-for-one basis (see Note 15 - Subsequent Events).

11.	RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties of $215,925 and $365,917 at September 30, 2014 and December 31, 2013, respectively, represents the net realizable value of advances made to related, but independent, entities under common management.

See Note 6 – Investments and Fair Value of Financial Instruments.

Liabilities

The CEO and Chairman of the Company (the “CEO”), loaned the Company $400,000 in April 2011 at a 6% interest rate and since then he has periodically advanced and withdrawn additional amounts. The principal balance due to the CEO as December 31, 2013, is included in a loans payable – related parties and the interest due is included in accrued expenses - related parties in the accompanying condensed consolidated balance sheet as of December 31, 2013. The loan and related interest was paid in full during the first six months of 2014.

Additionally, in 2011 and 2012 the CEO invested a total $800,000 in the Company’s offering of convertible promissory notes on the same terms as other investors, earning a 10% interest rate. The balances due to the CEO related to convertible promissory notes as of December 31, 2013 and are included in accrued expenses - related parties (interest) and convertible debt obligations - related parties (principal) in the accompanying condensed consolidated balance sheets. During the nine months ended September 30, 2014, principal and interest of $373,958 and $207,327 was repaid in cash, and the remaining principal of $426,042 was converted into 231,545 shares of Series A Preferred.

The following table summarizes principal and interest owed to the CEO December 31, 2013. There were no loans payable to the CEO at September 30, 2014.

	December 31, 2013
	Principal	Interest	Total
6% Note	$266,663	$51,432	$318,095
10% Note	800,000	176,475	976,475
20% Note [1]	63,936	4,569	68,505
Total	$1,130,599	$232,476	$1,363,075

[1] This note bore interest at 20% because it was denominated in Argentine pesos, which have been subject to significant devaluation in recent years. This note was repaid in full as of September 30, 2014.

The Company’s indebtedness to its CEO represented 17% of total liabilities at December 31, 2013.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	RELATED PARTY TRANSACTIONS, continued

Revenues

CAP recorded private equity and venture capital fees of $0 during the three and nine months ended September 30, 2014 and $132,761 and $287,708 during the three and nine months ended September 30, 2013, respectively, arising from private placement transactions on behalf of a related, but independent, entity under common management. For the three and nine months ended September 30, 2013, $90,805 and $196,073, respectively, represent cash fees and $41,956 and $91,635 , respectively, represent fees in the form of warrants, which were recorded at fair market value as of the grant date using the Black-Scholes option pricing model.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related, but independent, entity under common management, to share expenses such as office space, support staff and other operating expenses. General and administrative expenses were reduced by $45,927 and $131,523 during the three and nine months ended September 30, 2014 and $21,427 and $76,973 during the three and nine months ended September 30, 2013, respectively.

12.	BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. The Company recorded a charge associated with its contribution of $23,730 and $50,933, for three and nine months ended September 30, 2014, and $6,064 and $25,083 for the three and nine months ended September 30, 2013, respectively. This charge is included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle the prior year obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $2.25 per share during the nine months ended September 30, 2014 and $2.25 per share during the nine months ended September 30, 2013).

13.	STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

The Company issued 2,130,734 shares of Series A Preferred at $2.30 per share to accredited investors in a private placement transaction for gross proceeds of $4,900,677, and convertible debt obligations aggregating $876,908 were converted to 476,792 shares of Series A Preferred during the nine months ended September 30, 2014.

.

Status as a Reporting Company and Preferred Stock Conversion

On July 14, 2014, the Company’s Registration Statement on Form 10 filed on May 14, 2014, as amended on July 3, 2014 and August 13, 2014, with the SEC became effective with the result that the Company became subject to the reporting requirements under Section 13 of the Securities Exchange Act of 1934. As a result, the 9,479,069 outstanding shares of Series A Preferred were automatically converted into 9,479,069 aggregate shares of common stock. Upon conversion, the investors are no longer eligible for dividends payments and all liquidation preferences were extinguished.

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

On April 9, 2014, the Company engaged a financial advisor for a six month term (subject to immediate termination by either party) for consideration comprised of a $15,000 cash fee ($7,500 expense for the three months ended September 30, 2014) and the issuance of 50,000 shares of common stock.

Accumulated Other Comprehensive Loss

The Company recorded foreign currency translation adjustments of $159,745 and $1,682,730 during the three and nine months ended September 30, 2014 and $758,378 and $1,728,335 during the three and nine months ended September 30, 2013, respectively, as accumulated other comprehensive loss.

Warrants

The Company issued five-year warrants for the purchase of 154 and 237,618 shares of Series A Preferred during the three and nine months ended September 30, 2014 and five year warrants for the purchase of 44,830 and 133,251 shares of Series A Preferred during the three and nine months ended September 30, 2013, to its subsidiary DPEC Capital, Inc., who acted as placement agent in connection with the sale of Series A Preferred. The warrants had an exercise price of $2.30 per share. DPEC Capital, Inc., in turn, awarded such warrants to its registered representatives and recorded $0 and $198,997, of stock-based compensation expense for three and nine months ended September 30, 2014 and $37,724 and $119,248 for three and nine months ended September 30, 2013, respectively, within general and administrative expense in the condensed consolidated statements of operations.

A summary of warrants activity during nine months ended September 30, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2013	899,156	$2.54
Issued	237,618	$2.30
Exercised	-	-
Expired	(178,926)	$3.70
Outstanding, September 30, 2014	957,848	$2.27	3.6	$18,913

Exercisable, September 30, 2014	957,848	$2.27	3.6	$18,913

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	STOCKHOLDERS’ EQUITY, continued

Warrants, continued

A summary of outstanding and exercisable warrants as of September 30, 2014 is presented below:

Warrants Outstanding			Warrants Exercisable
			Weighted
		Outstanding	Average	Exercisable
Exercise	Exercisable	Number of	Remaining Life	Number of
Price	Into	Warrants	In Years	Warrants
$1.59	Common Stock	46,130	0.8	46,130
$2.30	Common Stock	911,718	3.7	911,718
	Total	957,848	3.6	957,848

Stock Options

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. There is currently no public trading market for the shares of AWLD common stock underlying the Company’s 2008 Equity Incentive Plan (the “2008 Plan”). Accordingly, the fair value of the AWLD common stock was estimated by management based on observations of the cash sales prices of AWLD equity securities. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted to consultants represents the contractual term, whereas the expected term of options granted to employees and directors was estimated based upon the “simplified” method for “plain-vanilla” options. Given that the Company’s shares are not publicly traded, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options.

On August 27, 2014, the Company granted five-year options to purchase an aggregate of 2,649,000 shares of common stock at an exercise price of $2.48 to employees, officers, directors and consultants of the Company, pursuant to the 2008 Plan. The options vest as follows: (i) 550,000 shares vest over a five year period with one-fourth vesting on August 27, 2015 and the remainder vesting quarterly thereafter; (ii) 1,115,000 shares vest over a four year period with one-fourth vesting on August 27, 2015 and the remainder vesting quarterly thereafter; (iii) 1,000 shares vest over a four year period with one-fourth vesting on August 27, 2015 and the remainder vesting yearly thereafter; (iv) 483,000 shares vest over a one year period with one-fourth vesting on August 27, 2015 and the remainder vesting yearly thereafter; and (v) 500,000 shares vest over a four year period with one-sixteenth vesting on November 27, 2014 and the remainder vesting quarterly thereafter.

The options had an aggregate grant date value of $1,489,951, measured under the Black-Scholes option pricing model, using the following weighted average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Risk free interest rate	1.11%	n/a	1.11%	0.71%
Expected term (years)	3.43	n/a	3.43	3.09
Expected volatility	46.4%	n/a	46.4%	48.4%
Expected dividends	0%	n/a	0%	0%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%

Options granted to employees, officers and directors had an aggregate grant date fair value of $1,191,308, which will be recognized ratably over the vesting period. The consultant options had an aggregate grant date value of $298,643 which will be re-measured on financial reporting dates and vesting dates until the service period is complete.

The weighted average estimated fair value of the stock options granted during the three and nine months ended September 30, 2014 was $0.56 per share. There were no stock options granted during the three months ended September 30, 2013. The weighted average estimated fair value of the stock options granted during the nine months ended September 30, 2013 was $0.67 per share.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	STOCKHOLDERS’ EQUITY, continued

Stock Options, continued

During the three and nine months ended September 30, 2014, the Company recorded stock-based compensation expense related to stock option grants of $144,163 and $371,064, respectively, and $122,304 and $2,439,927 during the three and nine months ended September 30, 2013, respectively, which is reflected as general and administrative expenses in the condensed consolidated statements of operations. As of September 30, 2014, there was $1,719,645 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 3.2 years, of which $307,000 of unrecognized expense is subject to non-employee mark-to-market adjustments.

A summary of options activity during the nine months ended September 30, 2014 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding, December 31, 2013	7,136,236	$2.85
Granted	2,649,000	2.48
Exercised	(598,367)	1.59
Expired	(784,965)	2.67
Forfeited	(595,068)	2.79
Outstanding, September 30, 2014	7,806,836	$2.85	3.4	$144,827

Exercisable, September 30, 2014	4,735,606	$2.96	2.7	$156,610

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	STOCKHOLDERS’ EQUITY, continued

Stock Options, continued

The following table presents information related to stock options at September 30, 2014:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options
$1.59 - $2.00	$1.59	381,975	$1.59	0.4	381,975
$2.01 - $2.50	$2.48	5,279,000	$2.48	3.8	2,661,250
$2.51 - $3.50	$2.72	251,232	$2.72	0.7	251,232
$3.51 - $4.50	$3.85	1,859,000	$3.85	1.8	1,436,770
$4.51 - $9.50	$8.03	19,868	$8.03	0.6	19,868
$9.51 - $41.78	$33.94	15,761	$33.94	0.6	15,761
$1.59 - $41.78	$3.04	7,806,836	$2.96	2.7	4,766,856

14.	COMMITMENTS AND CONTINGENCIES

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

Under FINRA’s rules, the finding that Mr. Mathis was found to have acted willfully subjects him to a “statutory disqualification.” This means that he might no longer be permitted to continue to work in the securities industry. In September 2012, Mr. Mathis submitted to FINRA an application on Form MC-400 in which he sought permission to continue to work in the securities industry, notwithstanding the fact that he is subject to a statutory disqualification. FINRA’s Membership Regulation Department issued a recommendation in support of the application, and a hearing with respect to this application was held in Washington, D.C. on October 16, 2014 before a subcommittee of FINRA’s Statutory Disqualification Committee. It is not known at this time when a final decision will be issued, as a number of steps in the review process still need to be completed. While a denial of that application would preclude Mr. Mathis from continuing to work at the Company’s broker-dealer, he would still be able to continue performing his duties for the non-securities side of the business.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

14.	COMMITMENTS AND CONTINGENCIES, continued

Pending Financial Disclosures

Mr. Mathis recently had three liens filed against him for unpaid taxes as disclosed on his Form U4. The majority of the tax owed by Mr. Mathis resulted from the sale of a portion of his shares in an affiliate, which Mr. Mathis liquidated in order to provide funds through a loan to the Company. Mr. Mathis entered into payment plans with the IRS and was fully compliant with those plans. Mr. Mathis has made full payment of the tax owed to New York State and no amounts are currently outstanding.

Commitments

The Company leases office space in New York City under an operating lease which expires on August 31, 2015. Rent expense for this property was $32,292 and $96,876 for the three and nine months ended September 30, 2014 and $20,028 and $101,376 for the three and nine months ended September 30, 2013, respectively, net of expense allocation to affiliates.

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

Equity Transactions

On November 4, 2014, the Company issued 618,261 shares of Series A Preferred stock at $2.30 per share to accredited investors. Gross proceeds of $1,422,000 related to the sale of the shares were received prior to the balance sheet date, and are included in other liabilities, non-current portion on the condensed consolidated balance sheet as of September 30, 2014. The shares of Series A Preferred Stock were immediately converted to common shares on a one-for-one basis.

As of September 30, 2014, the Company had received $2,538,678 of subscription deposits for the purchase of common shares. This includes the conversion of a loan to a deposit for the purchase of common stock on September 11, 2014 in the amount of $125,000 that was originally issued on July 25, 2014. Upon closing of this private placement in the fourth quarter of 2014, the Company will issue 1,176,600 additional shares of common stock.

Foreign Currency Exchange Rates

The Argentine Peso to United States Dollar exchange rate was 8.4449, 8.4630 and 6.5049 at October 31, 2014, September 30, 2014 and December 31, 2013, respectively.

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

Status as a Reporting Company and Preferred Stock Conversion

On July 14, 2014, our Registration Statement on Form 10 filed on May 14, 2014, as amended on July 3, 2014, August 13, 2014, September 12, 2014 and October 23, 2014, with the SEC became effective with the result that we became subject to the reporting requirements under Section 13 of the Securities Exchange Act of 1934. As a result, the 9,479,069 outstanding shares of Series A Convertible Preferred Stock (“Series A Preferred”) were automatically converted into 9,479,069 aggregate shares of common stock. No dividends associated with the Series A Preferred were declared by the Board of Directors

Financings

During the nine months ended September 30, 2014, we raised, net of repayments, approximately $6.5 million of new capital through the issuance of debt and equity. This includes $2,538,678 of subscription deposits for the purchase of common shares as of September 30, 2014 and is included in the non-current portion of other liabilities, received prior to the balance sheet date, and for which 1,176,600 common shares will be issued in fourth quarter 2014 upon closing of this private placement. We used the net proceeds from the closings of these private placement offerings for general working capital and capital expenditures.

Argentina’s Technical Default and the Impact of Austere Fiscal Policy on Economic Growth

After the economic crisis in 2002, the Argentine government has maintained a policy of fiscal surplus. To be able to repay its debt, the Argentine government may be required to continue adopting austere fiscal measures that could adversely affect economic growth.

In 2005 and 2010, Argentina restructured over 91% of its sovereign debt that had been in default since the end of 2001. Some of the creditors who did not participate in the 2005 or 2010 exchange offers continued their pursuit of a legal action against Argentina for the recovery of debt.

In April 2010, a New York court granted an attachment over reserves of the Argentine Central Bank in the United States requested by creditors of Argentina on the basis that the Central Bank was its alter ego. In subsequent court rulings Argentina was ordered to pay $1.33 billion to hedge fund creditors who refused to participate in the debt restructuring along with those who did. In February 2014, Argentina filed an appeal to the U.S. Supreme Court seeking to reverse these lower court decisions but the U.S. Supreme Court declined to consider Argentina’s appeal.

A U.S. Court of Appeals blocked the most recent debt payment made by Argentina in June 2014 because it was improperly structured, giving Argentina through the end of July 2014 to find a way to pay to fulfill its obligations. On or about July 30, 2014, credit rating agencies Fitch and S&P declared Argentina to be in “selective default” after a U.S. judge blocked trustee Bank of New York Mellon from making payments to Argentine bond holders, after Argentina deposited the $539 million in funds due to bond holders with the trustee. The court’s reason for blocking the payments was due to Argentina failing to reach an agreement with a group of hedge funds that are holding out for better terms on old Argentine defaulted debt. In August 2014, Argentina filed a petition with the International Court of Justice against the United States alleging that U.S. courts have violated its sovereignty with respect to payments to Argentina’s creditors. In order for the suit to proceed, the U.S. would have to consent to jurisdiction, which may be unlikely. At the end of October 2014, Argentina defaulted on a separate class of bonds after failing to complete an interest payment, which could lead to demands for accelerated payment.

As a result of Argentina’s defaults and its aftermath of litigation, the government may not have the financial resources necessary to implement reforms and foster economic growth, which, in turn, could have a material adverse effect on the country’s economy and, consequently, our businesses and results of operations. Furthermore, Argentina’s inability to obtain credit in international markets could have a direct impact on our own ability to access international credit markets to finance our operations and growth.

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

In the Mendoza province, the maximum area allowed per type of production and activity per non-national is as follows: Mining—25,000 hectares (61,776 acres), cattle ranching—18,000 hectares (44,479 acres), cultivation of fruit or vines—15,000 hectares (37,066 acres), horticulture—7,000 hectares (17,297 acres), private lot—200 hectares (494 acres), and other—1,000 hectares (2,471 acres). A hectare is a unit of area in the metric system equal to approximately 2.471 acres. However, these maximums will only be considered if the total 15 percent is reached. Although currently, the area under foreign ownership in Mendoza is approximately 8.6 percent, this law may apply to the Company in the future, and could affect the Company’s ability to acquire additional real property in Argentina. Currently we own Argentine rural land through two legal entities, including one that owns 780 hectares (1,880 acres) and another that owns 54 hectares (130 acres) in the Mendoza province.

As reflected in our condensed consolidated financial statements we have generated significant losses which have results in a total accumulated deficit of $47 million, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2013 and 2012, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. Our business strategy may not be successful in addressing these issues and there can be no assurance that we will be able to obtain any additional capital. If we cannot execute our business plan (including acquiring additional capital), our stockholders may lose their entire investment in us. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing our products and continue the development of our real estate holdings.

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

Consolidated Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Overview

We reported net losses of approximately $2.0 million and $1.4 million for the three months ended September 30, 2014 and 2013, respectively, reflecting an increase of approximately $0.6 million or 41%. The increase in net loss is primarily due to a $0.7 million increase in general and administrative expenses, as described below.

Revenues

Revenues were approximately $520,000 and $656,000 during the three months ended September 30, 2014 and 2013, respectively, reflecting a decrease of $136,000 or 20%. Decreases in revenues primarily resulted from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar during 2014.

Gross profit

We generated a gross profit of approximately $1,000 during the three months ended September 30, 2014, compared to a gross profit of $55,000 during the three months ended September 30, 2013. Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, decreased to approximately $519,000 for the three months ended September 30, 2014, from $601,000 for the three months ended September 30, 2013, primarily due to the reduction in revenues. We have realized gross losses primarily related to golf, tennis and restaurant sales, reflecting the worsening economic conditions in Argentina.

Selling and marketing expenses

Selling and marketing expenses were approximately $79,000 and $52,000, for the three months ended September 30, 2014 and 2013, respectively, representing an increase of $27,000 or 52%. The increase is primarily attributable to increased travel expenses incurred in connection with our private placement offering during the three months ended September 30, 2014.

General and administrative expenses

General and administrative expenses were approximately $1.8 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively, representing an increase of $0.7 million or 64%. The increase is primarily related to increased personnel and increases in professional fees incurred by the company in order to fulfill our responsibilities as a public company.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $77,000 and $121,000 during the three months ended September 30, 2014 and 2013, respectively, representing a decrease of $44,000 or 36%. It should be noted that approximately $56,000 and $49,000 of additional depreciation and amortization expense is included within cost of sales during the three months ended September 30, 2014 and 2013, respectively. Most of our property and equipment is located in Argentina and the gross cost being depreciated declined year-over-year due to the devaluation of the Argentine peso relative to the United States dollar.

Interest expense, net

Interest expense was approximately $26,000 and $104,000 during the three months ended September 30, 2014 and 2013, respectively, representing a decrease of $78,000 or 75%, related to the reduction of debt during 2014.

Loss on extinguishment of convertible debt

Loss on extinguishment of convertible debt was approximately $700 and $67,000 during the three months ended September 30, 2014 and 2013, respectively. The extinguishment losses resulted from the excess of the fair market value of the issued Series A Preferred over the carrying value of the exchanged convertible notes that was not pursuant to the original terms of the convertible notes. The total shares of Series A Preferred received by exchanging convertible note holders was 1,536 and 154,179 in the three months ended September 30, 2014 and 2013, respectively.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Overview

We reported net losses of approximately $6.7 million and $6.4 million for the nine months ended September 30, 2014 and 2013, respectively, reflecting an increase of $0.3 million or 5%. The increase in the net loss is primarily due to a $0.4 million increase in general and administrative expenses.

Revenues

Revenues were approximately $1.5 million and $2.2 million during the nine months ended September 30, 2014 and 2013, respectively, representing a decrease of $0.7 million or 31%. Decreases in wine, agricultural and hotel and restaurant revenues primarily resulted from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar during 2014.

Gross profit

We generated a gross loss of approximately $93,000 for the nine months ended September 30, 2014 as compared to a gross profit of approximately $107,000 for the nine months ended September 30, 2013. Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, decreased to approximately $1.6 million for the nine months ended September 30, 2014, from $2.1 million for the nine months ended September 30, 2013. The decrease in gross profits is primarily the result of deteriorating revenues and a rise in gross losses realized related to the golf, tennis and restaurant activities, reflecting the worsening economic conditions in Argentina.

Selling and marketing expenses

Selling and marketing expenses were approximately $278,000 and $198,000 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $80,000 or 41%. The increase is primarily attributable to a June 2014 marketing function, as well as travel costs incurred in connection with our private placement offering during the third quarter of 2014.

General and administrative expenses

General and administrative expenses were approximately $5.8 million and $5.4 million for the nine months ended September 30, 2014 and 2013, respectively, representing an increase of $0.4 million or 7%. A decrease in stock based compensation of approximately $2 million was offset by increases resulting from (i) increases in professional fees, commissions expenses and travel and entertainment expenses of $0.7 million, $0.2 million and $0.2 million, respectively; (ii) an increase in tax expense of $0.7 million due primarily to a 2013 reversal of reserves; (iii) an increase of $0.2 million in compensation expense related to increased personnel, and (iv) an increase of $0.2 million in foreign exchange rate losses related to lot sale deposits denominated in United States dollars, due to the devaluation of the peso.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $219,000 and $391,000 during the nine months ended September 30, 2014 and 2013, respectively, representing a decrease of $172,000 or 44%. It should be noted that approximately $132,000 and $83,000 of additional depreciation and amortization expense is included within cost of sales during the nine months ended September 30, 2014 and 2013, respectively. Most of our property and equipment is located in Argentina and gross cost being depreciated declined year-over-year due to the devaluation of the Argentine peso relative to the United States dollar.

Interest expense, net

Interest expense was approximately $142,000 and $302,000 during the nine months ended September 30, 2014 and 2013, respectively, representing a decrease of $160,000 or 53%, related to the reduction (exchange or repayment) of debt during 2014.

Loss on extinguishment of convertible debt

Loss on extinguishment of convertible debt was approximately $220,000 and $263,000 during the nine months ended September 30, 2014 and 2013, respectively, representing a decrease of $43,000 or 16%. The extinguishment losses resulted from the excess of the fair market value of the issued Series A Preferred over the carrying value of the exchanged convertible. The total shares of Series A Preferred received by exchanging convertible note holders was 476,972 and 563,997 in the nine months ended September 30, 2014 and 2013, respectively

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	September 30, 2014	December 31, 2013
Cash	$335,450	$207,418
Working Capital Deficiency	$(3,705,591)	$(3,474,474)

Based upon our working capital situation as of September 30, 2014, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have relied primarily on debt and equity private placement offerings to third party independent, accredited investors to sustain operations. These offerings were conducted by our wholly-owned subsidiary DPEC Capital, Inc. (“CAP”). Additionally, from time to time, we secured individual, direct loans from our CEO and other shareholders.

During the nine months ended September 30, 2014, we issued 2,130,734 shares of Series A Preferred at $2.30 per share to accredited investors in a private placement transaction for gross proceeds of $4,900,677.

We raised $2,538,678 of subscription deposits for the purchase of common shares as of September 30, 2014 which is included in the non-current portion of other liabilities, received prior to the balance sheet date, and for which 1,176,600 common shares will be issued in fourth quarter 2014 upon closing of this private placement.

The proceeds from these financing activities were used to fund our existing operating deficits, legal and accounting expenses in preparation of being a public company, capital expenditures associated with our real estate development projects, enhanced marketing efforts to increase revenues and the general working capital needs of the business.

On July 14, 2014, the Company’s Registration Statement on Form 10 filed on May 14, 2014, as amended on July 3, 2014, August 13, 2014, September 12, 2014 and October 23, 2014 with the SEC became effective with the result that we became subject to the reporting requirements under Section 13 of the Securities Exchange Act of 1934. As a result, the 9,479,069 outstanding shares of Series A Preferred were automatically converted into 9,479,069 aggregate shares of common stock. Upon the conversion of the Series A Preferred to common stock, all cumulative dividends were cancelled, and all liquidation preferences were extinguished.

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

Sources and Uses of Cash for the Nine months Ended September 30, 2014 and 2013

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2014 and 2013 amounted to approximately $4,874,000 and $2,710,000, respectively. During the nine months ended September 30, 2014, the net cash used in operating activities was primarily attributable to the net loss of approximately $6,738,000, adjusted for approximately $1,153,000 of net non-cash expenses, and $711,000 of cash provided by changes in the levels of operating assets and liabilities. During the nine months ended September 30, 2013, the net cash used in operating activities was primarily attributable to the net loss of approximately $6,446,000 adjusted for approximately $3,087,000 of net non-cash expenses, and $649,000 of cash provided by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 amounted to approximately $645,000 and $130,000, respectively, and was primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 amounted to approximately $5,209,000 and $2,763,000, respectively. For the nine months ended September 30, 2014, the net cash provided by financing activities resulted primarily from the offering of equity securities for net proceeds of approximately $5,981,000 and new borrowings of $325,000, partially offset by repayment of debt of approximately $1,148,000, as well as proceeds from the cash exercise of options for the purchase of 31,241 shares of the Company’s common stock at $1.59, per share for approximately $50,000. For the nine months ended September 30, 2013, the net cash provided by financing activities resulted primarily from the offering of equity securities for net proceeds of approximately $2,051,000 and new borrowings, net of repayments, of approximately $712,000.

Going Concern and Management’s Liquidity Plans

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 2 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and development activities and have suffered substantial recurring losses from operations since our inception, which conditions raise substantial doubt that we will be able to continue operations as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Amendment No. 4 to the General Form for Registration of Securities Pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934 on Form 10, and as filed with the SEC on October 23, 2014. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2014, management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s Internal Control Over Financial Reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of our Chief Executive Officer and Chief Financial Officer) concluded that, during the period covered by this report, such internal controls were effective.

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

Pending Financial Disclosures

Mr. Mathis recently had three liens filed against him for unpaid taxes as disclosed on his Form U4. The majority of tax owed by Mr. Mathis resulted from the sale of a portion of his shares in an affiliate, which Mr. Mathis liquidated in order to provide funds through a loan to the Company. Mr. Mathis entered into payment plans with the IRS and was fully compliant with those plans. Mr. Mathis has made full payment of the tax owed to New York State and no amounts are currently outstanding.

Further information about the disclosures reported by DPEC Capital and by Mr. Mathis is available from Broker Check at www.finra.org.

The Company and its management are not aware of any other regulatory or legal proceedings or investigations involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Amendment No. 4 to the General Form for Registration of Securities Pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934 on Form 10 as filed with the SEC on October 23, 2014, which risk factors are incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Issuances

In July, 2014, an accredited investor converted $2,286 of its 10% convertible note into 1,536 shares of Series A Preferred at a conversion price of $1.84 per share. On July 14, 2014, all outstanding shares of Series A Preferred were automatically converted into shares of common stock on a 1:1 basis. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. An initial Form D was filed with the SEC by the Company on October 11, 2012.

On November 4, 2014, the Company issued 618,261 shares of Series A Preferred stock at $2.30 per share to accredited investors. Gross proceeds of $1,422,000 related to the sale of the shares were received prior to the balance sheet date, and are included in other liabilities on the condensed consolidated balance sheet as of September 30, 2014. The shares of Series A Preferred Stock were immediately converted to common shares on a one-for-one basis. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. An initial Form D was filed with the SEC by the Company on October 11, 2012.

As of September 30, 2014, the Company had received $2,538,678 of subscription deposits for the purchase of common shares. This includes the conversion of a loan to a deposit for the purchase of common stock on September 11, 2014 in the amount of $125,000 that was originally issued on July 25, 2014. Upon closing of this private placement in the fourth quarter of 2014, the Company will issue 1,176,600 additional shares of common stock. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on July 14, 2014 and an amended Form D was filed with the SEC on September 15, 2014.

Option Grants and Warrant Issuances

On August 27, 2014, the Company granted five-year options to purchase an aggregate of 2,649,000 shares of common stock at an exercise price of $2.48 to employees, directors, officers and consultants of the Company, pursuant to the Company’s 2008 Equity Incentive Plan. The options vest as follows: (i) 550,000 shares vest over a five year period with one-fourth vesting on August 27, 2015 and the remainder vesting quarterly thereafter; (ii) 1,115,000 shares vest over a four year period with one-fourth vesting on August 27, 2015 and the remainder vesting quarterly thereafter; (iii) 1,000 shares vest over a four year period with one-fourth vesting on August 27, 2015 and the remainder vesting yearly thereafter; (iv) 483,000 shares vest over a one year period with one-fourth vesting on August 27, 2015 and the remainder vesting yearly thereafter; and (v) 500,000 shares vest over a four year period with one-sixteenth vesting on November 27, 2014 and the remainder vesting quarterly thereafter. No general solicitation was used in this offering. For these sales of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering.

In September 2014, in connection with the sale of Series A Preferred, the Company issued five-year warrants to its subsidiary DPEC Capital, Inc., who acted as placement agent, to purchase 154 shares, of Series A Preferred at an exercise price of $2.30 per share. DPEC Capital, Inc., in turn, awarded such warrants to its registered representatives who all had sufficient knowledge and experience in financial, investment and business matters to be capable of evaluating the merits and risks of investment in the Company and able to bear the risk of loss. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. An initial Form D was filed with the SEC by the Company on October 11, 2012. On July 14, 2014, all outstanding shares of Series A Preferred were automatically converted into shares of common stock on a 1:1 basis.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013 (1)
3.2	Amended and Restated Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2014	ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Mark G. Downey
Mark G. Downey
Chief Financial Officer and Chief Operating Officer

