Form 10-K
period 2014-12-31
Algodon Wines & Luxury Development Group, Inc.
filed 2015-03-31
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-55209

Algodon Wines & Luxury Development Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2158952
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

135 Fifth Avenue, Floor 10, New York, NY	10010
(Address of Principal Executive Offices)	(Zip Code)

(212) 739-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($2.00) was $26,142,188. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

 As of March 23 2015, there were 36,363,635 shares of the registrant’s common stock outstanding.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2014 contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). To the extent that any statements made in this Annual Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements may be identified by the use of words such as expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words or phrases of similar meaning. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements are subject to a number of risks and uncertainties discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.. All forward-looking statements attributable to us are expressly qualified by these and other factors. We cannot assure you that actual results will be consistent with these forward-looking statements.

Information regarding market and industry statistics contained in this Annual Report is included based on information available to us that we believe is accurate. Forecasts and other forward-looking information obtained from this available information is subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS.

Business and Overview of Algodon Wines & Luxury Development Group, Inc.

Through its wholly-owned subsidiaries, Algodon Wines & Luxury Development Group, Inc. (“AWLD”) invests in, develops and operates real estate projects in Argentina. AWLD operates a hotel, golf and tennis resort, vineyard and producing winery in addition to developing residential lots located near the resort. The activities in Argentina are conducted through its operating entities: InvestProperty Group, LLC, Algodon Global Properties, LLC, The Algodon – Recoleta S.R.L, Algodon Properties II S.R.L., and Algodon Wine Estates S.R.L. AWLD distributes its wines in Europe through its United Kingdom entity, Algodon Europe, LTD.

Another wholly-owned subsidiary, DPEC Capital, Inc. is a traditional retail securities brokerage firm which offers various non-public investment opportunities in AWLD projects and Hollywood Burger Holdings, Inc. (a private company founded by AWLD Chief Executive Officer, Scott Mathis, which is developing Hollywood-themed American fast food restaurants in Argentina, the United Arab Emirates and the United States) to qualified investors. DPEC Capital, Inc. is a registered broker-dealer and member of FINRA (Financial Industry Regulatory Authority), SIPC (Securities Investor Protection Corporation), and SIFMA (Securities Industry and Financial Markets Association). Since approximately 2004, DPEC Capital has concentrated its efforts on raising money for investment vehicles that were formed by its corporate affiliates to invest in the various projects being developed in Argentina, or for other operating businesses under common control with AWLD.

AWLD also holds as one of its assets, a shell corporation that is current in its reporting obligations under the Securities Exchange Act of 1934 and a ready target for merger or sale.

The below table provides an overview of AWLD’s operating entities.

Entity Name	Abbreviation	Jurisdiction & Date of Formation	Ownership	Business
InvestProperty Group, LLC (“InvestProperty Group”)	IPG	Delaware, October 27, 2005	100% by AWLD	Real estate acquisition and management in Argentina

Algodon Global Properties, LLC	AGP	Delaware, March 17, 2008	100% by AWLD	Holding company

DPEC Capital, Inc. (“DPEC Capital”)	CAP	Delaware, February 9, 2001	100% by AWLD	Registered broker-dealer and FINRA member offering private placement and venture capital type opportunities

Mercari Communications Group, Ltd. (“Mercari”)	MCAR	Colorado, August 31, 2001	96.5% by AWLD	Public shell company—no currently active business operations

The Algódon – Recoleta S.R.L.	TAR	Argentina, September 29, 2006	100% by AWLD through IPG, AGP and APII	Hotel owner and operating entity in Buenos Aires

Algodon Europe, LTD	AEU	United Kingdom, September 23, 2009	100% by IPG	Algodon Wines distribution company

Algodon Properties II S.R.L.	APII	Argentina, March 13, 2008	100% by AWLD through IPG and AGP	Holding company in Argentina

Algodon Wine Estates S.R.L.	AWE	Argentina, July 16, 1998	100% by AWLD through IPG, AGP, APII and TAR	Resort complex including real estate development and wine making in Argentina; owns vineyard, hotel, restaurant, golf and tennis resort in San Rafael, Mendoza, Argentina

Argentina Activities

AWLD, through its wholly-owned subsidiary and holding company, InvestProperty Group (“IPG”), identifies and develops specific investments in the boutique hotel, hospitality and luxury property markets and in other lifestyle businesses such as wine production and distribution, golf, tennis and real estate development. AWLD also operates hotel, hospitality and related properties and is actively seeking to expand its real estate investment portfolio by acquiring additional properties and businesses in Argentina, or by entering into strategic joint ventures. Using Algodon’s icon wines as its ambassador, AWLD’s mission is to develop a group of real estate projects under its ALGODON ® brand with the goal of developing synergies among its luxury properties. AWLD’s senior management is based in its corporate offices in New York City. AWLD’s local operations are managed by professional staff with substantial hotel, hospitality and resort experience in Buenos Aires and San Rafael, Argentina.

AWLD’s Concept and Business: Repositioning of Hotel Properties, Luxury Destinations and Residential Properties

AWLD, through IPG, focuses on opportunities that create value through repositioning of underperforming hotel and commercial assets such as hotel/residential/retail destinations. Repositioning means we are working to gradually increment our average fares to solidify our position as a luxury option. This trend has been well received in large metropolitan areas which have become quite competitive. We believe that the trend is now trickling down to secondary metropolitan, resort and foreign markets where there is significantly less competition from the established major operators. We continue to seek opportunities where value can be added through re-capitalization, repositioning, expansion, improved marketing and/or professional management. We believe that AWLD can increase demand for all of a property’s various offerings, from its rooms, to its dining, meeting and entertainment facilities, to its retail establishments through careful branding and positioning of properties. While the maxim remains true that the three most important factors in real estate are “location, location, location,” management believes that “style and superior service” have grown in importance and can lead to increased operating revenues and capital appreciation.

We are currently increasing our activity, occupancy and presence in the market by using direct marketing actions (FB, Trip Advisor, Relais & Chateau chains, Internet presence), and expanding our net of travel agencies and operators, introducing effective changes in our direct sales capacity (new sales-oriented webpages, joint ventures with other hotel organizations, training of our reservations employees, implementing new reservation software). We have also reached out to travel industry media operators to develop new strategic relationships and we are implementing a new commercial management operation for a more aggressive approach with a sales-oriented objective. AWLD has built a team of industry professionals to assist in implementing its vision toward repositioning real estate assets. See “Item 10 Directors, Executive Officers and Corporate Governance.”

Plan of Operations

AWLD continues to implement its growth and development strategy that includes a luxury boutique hotel, a resort estate, vineyard and winery, and a large land development project including residential houses within the vineyard. See “Algodon Wine Estates” below.

Long Term Growth Strategy

One of AWLD’s goals include positioning its brand ALGODON ® as one of luxury. We continue to form strategic alliances with well-established luxury brands that have strong followings to create awareness of the Algodon brand and help build customer loyalty. To date, Algodon has been associated and co-branded with several world-class luxury brands including Relais & Châteaux, Veuve Clicquot Champagne (owned by Louis Vuitton Moët Hennessy), Davidoff Cigars, and L’Occitane.

The Company hopes to continue to self-finance future acquisition and development projects because in countries like Argentina, having cash available to purchase land and other assets provides an advantage to buyers. Bank financing in such countries is often difficult or impossible to obtain. To be able to grow our business and expand into new projects, the Company would first want to deploy excess cash generated by operations, but significant amounts of excess cash flow is not anticipated for at least a number of years. Another option would be obtaining new investment funds from investors, including a possible public offering, and/or borrowing from institutional lenders. Management also believes that by becoming a public company, AWLD will be in a better position to acquire property for stock instead of cash.

The ALGODON ® Brand

We believe that the force and power of brand is of paramount importance in the luxury real estate/hotel market. AWLD has developed the ALGODON ® brand, one of distinction, refinement and elegance. Inspired by both the Cotton Club days of the Roaring 20’s and the distinctive style and glamour of the 50’s Rat Pack when travel and leisure was synonymous with cultural sophistication, this brand concept was taken from the Spanish word for “cotton.” ALGODON ® connotes a clean and pure appreciation for the good life, a sense of refined culture, and ultimately a destination where the best elements of the illustrious past meet the affluent present. AWLD is looking to attract attention and upscale demographic visitors to the ALGODON ® properties and to round out the brand experience in various other forms including music, dining, wine, sports and apparel by marketing themes that highlight active lifestyles and the pleasures of life. Management believes that these types of brand extensions will serve to reinforce the overall brand recognition and further build upon AWLD’s core presence in the luxury hotel segment.

Description of Specific Investment Projects

AWLD has invested in two ALGODON ® brand properties located in Argentina. The first property is Algodon Mansion, a Buenos Aires-based luxury boutique hotel that opened in 2010 and is held in IPG’s subsidiary, The Algodon – Recoleta S.R.L. (“TAR”). The second property, held by Algodon Wine Estates S.R.L., is a Mendoza-based winery and golf resort called Algodon Wine Estates, which was subdivided for residential development, and expanded by acquiring adjoining wine producing properties.

Algodon Mansion

The Company, through TAR, has renovated a hotel in the Recoleta section of Buenos Aires called Algodon Mansion, a stately six-story mansion (including roof-top facilities and basement) located at 1647 Montevideo Street, a tree-lined street in Recoleta, one of the most desirable neighborhoods in Buenos Aires. The property is approximately 20,000 square feet and is a ten-suite premium-luxury hotel with a restaurant (seating approximately 62), a wine bar (seating approximately 20), a private dining room (seating approximately 16) and a rooftop that houses a luxury spa, terrace pool, and chic open-air cigar bar and lounge. Each guest room is an ultra-luxury two-to-three room suite, each approximately 510-1,200 square feet. Recoleta is Buenos Aires’ embassy and luxury hotel district and has fashionable boutiques, high-end restaurants, cafés, art galleries, and opulent belle époque architecture.

Hotel operations are also led by a team of professionals. Until June 15, 2014, Algodon Mansion’s General Manager, Mr. Gregor Beck, oversaw all operations of Algodon Mansion’s hospitality services, while implementing the vision and mission of Algodon’s luxury brand, and working to uphold the standards and quality for which the Algodon brand represents. Ms. Vanine Sforza has taken over Mr. Beck’s responsibilities and delegated other duties to two other managers.

In November 2011, it was announced that Relais & Châteaux, the renowned fellowship of the world’s finest hotels and restaurants, extended membership to Algodon Mansion hotel. Having reached the highest standards of service required by Relais & Châteaux only a year after celebrating its grand openings, Algodon Mansion is the first Relais & Châteaux hotel in Buenos Aires to be awarded this distinction. As of March 15, 2015, Relais & Châteaux’s global fellowship of individually owned and operated luxury hotels and restaurants has 520 members in 60 countries on five continents.

Algodon Club, the restaurant on the main floor of Algodon Mansion, offers a sophisticated menu emphasizing Argentinian-style cuisine. The dining room comfortably seats 62 persons and offers a seasonal menu, serving ingredients acquired locally and from the plantation at Algodon Wine Estates in San Rafael, Mendoza. Algodon products include estate cultivated extra virgin olive oil, fresh fruits and vegetables, cheeses, smoked meats, and homemade breads to exemplify the restaurant’s wholesome, farm-to-table daily fare. Algodon Club’s menu complements the wines and local products of Argentina’s wine region and includes Algodon’s own premium and icon wines. We own and manage the food and beverage operations (restaurant, events, catering) at Algodon Club.

Algodon Wine Bar, located in the Algodon Mansion lobby, offers a unique wine list that exemplifies the Argentinean wine portfolio, with emphasis on the premium and icon vintages of Algodon’s own private collection from Algodon Wine Estates in Mendoza.

 Algodon Mansion’s rooftop pool features teak decks and loungers that invite afternoon tanning in the summer sun. An open-air bar and tented cigar lounge, the “Davidoff Lounge,” in association with the world-renowned Davidoff Cigars, features a menu of drinks from around the world, and is well suited for twilight soirées, rooftop parties and late night cocktail events. Also on the rooftop is Le Spa, which features steam, sauna, and massage rooms as well as relaxation areas where guests may be pampered in a calm and tranquil atmosphere and indulge in a variety of treatment options. Le Spa at Algodon Mansion combines natural elements of Argentina’s native regions with the latest treatments and technology from Europe’s finest spas. Management of Le Spa is outsourced to CL45, a brand of natural cosmetic products created in 1985 by Carlos Lizardi. Although we control the quality, promotions, and oversee all services, Mr. Lizardi manages Le Spa. In addition to beautifying and wellness treatments, Mr. Lizardi and Le Spa’s licensed medical specialists help to design customized holistic treatments for each individual. Le Spa's menu features the exclusive products of SISLEY Paris, Algodon and CL45 with emphasis on organic, non-invasive and non-aggressive products for the face and body. AWE leases space to CL45 in exchange for 12% of the gross value of all beauty products sold by Le Spa each month and 15% of the gross value of all services rendered by Le Spa. The agreement was scheduled to terminate in October 2014; since that time, Le Spa has been operating at Algodon Mansion on a month to month basis, and the Company is currently negotiating an extension of this agreement.

Algodon Wine Estates

In July 2007, Algodon Wine Estates S.R.L. (“AWE”) acquired 718 acres located in the Cuadro Benegas district of San Rafael, Mendoza. Subsequently, in 2007 and 2008, AWE purchased additional land adjacent to the original 718-acre property, culminating in a 2,050 acre area to be known as Algodon Wine Estates. The resort property is part of the Mendoza wine region nestled in the foothills of the Andes mountain range. This property includes a winery (whose vines date back to the mid-1940’s), a newly-expanded 18-hole golf course, tennis, restaurant and hotel. The estate is situated on Mendoza’s Ruta del Vino (Wine Trail). The original 718-acre property has an impressive lineage, both in terms of wine production and golf, and features structures on the property that date back to 1921.

Algodon Wine Estates features Algodon Villa, a private lodge originally built in 1921 that has been fully restored and refurbished to its original farmhouse design of adobe walls and cane roof. The lodge offers three suites, a gallery for private gatherings, a living area that may also serve as a dining and conference room, swimming pool, and adjacent vine-covered picnic area. The Algodon Villa offers five-star service and is situated for vacationing families, business conferences, retreat travelers, golfing companions, or wine route globe trekkers. Algodon Wine Estates has also recently completed the construction of a new lodge which lies adjacent to the original one. The new lodge features six additional suites and a gallery with two fireplaces and a bar.

Algodon Wine Estates completed the expansion of its nine-hole golf course to 18 holes during 2013, including irrigation canals and ponds. Adjacent to the course is a clubhouse, pro shop, driving range, and award winning restaurant and the Tennis Center.

Algodon Wines

Algodon Wine Estates also contains a vineyard, with 310 acres of vines. Over 60 acres have been cultivated since the 1940’s, and approximately 20 acres since the 1960’s. The property produces eight varieties of grapes, including Argentina’s signature varietal, Malbec, as well as Bonarda, Cabernet Sauvingnon, Merlot, Syrah, Pinot Noir, Chardonnay and Semillon. The primary difference between the old and new vines is the style of pruning. Algodon Wine Estates utilizes a boutique wine making process, typified by production of a low volume of premium wines sold at a higher than average price in the market.

In March 2014, Algodon Wine Estates acquired its own bottling machine in order to improve the winery’s production capacity. Utilizing our own bottling machine allows our winemakers to bottle when desired and when necessary, rather than depending on the availability of external bottling facilities. In April 2014, new stainless steel wine tanks were added to the winery, increasing storage capacity by 55,000 liters. This includes five 5,000 liter tanks and three 10,000 liter tanks. These upgrades have had a significant impact on our ability to increase production significantly. During the production year of 2014, we produced over 169,000 liters, which would translate roughly to about 200,000 bottles or 17,000 cases, representing a production increase of 119% over last year’s production. Currently, we have established no export relationship in connection with this expected productivity.

In an effort to increase distribution of its wines, Algodon Wine Estates is working with a number of importers operating in some of the world’s chief markets for premium wines. Algodon Wine Estates currently has a non-binding understanding and no formal arrangement in place to export its products to the United States through Jomada Imports, LLC ( www.jomadaimports.com ) (“Jomada”), and is also currently in discussions with additional importers in an effort to develop further distribution channels in the U.S. Jomada, with its principal location at 500 Capital Drive, Lake Zurich, IL 60047 is the authorized importer of wines bearing the name Algodon Wine Estates; San Rafael, Argentina and is authorized to import wine under Federal Basic Permit IL-I-15170. Material terms of the agreement include the following services to be provided by Jomada: importation of wines bearing the name Algodon Wine Estates; customs clearance; FDA clearance; warehousing; logistics; and compliance. Both parties have the right to terminate the agreement with written notification to either party. Notification must be given 90 days prior to termination in writing.

In Toronto, Canada, BND Wines & Spirits (www.bndwines.com) represents Algodon Wines. In Europe, Algodon Wine Estates warehouses its wines in Amsterdam for central distribution to clients in Germany and in the U.K. through Condor Wines (www.condorwines.co.uk), which works with regional distribution partners throughout the U.K. such as hotel and restaurant chains, regional and national brewers, pub companies, wholesalers and wine merchants. In Brazil, Algodon has entered the competitive Sao Paulo market in cooperation with www.lupin.com.br and www.initiumworldwide.com, and believes this may result in a significantly improved presence of Algodon wines in the Brazilian market.

None of the understandings with wine importers constitute a binding commitment by either party to produce, import or export the Company’s wines; performance by any of the parties is dependent upon numerous factors such as economic and political climate, consumer spending, weather, the Company’s ability to continue wine production operations, the market acceptance of the Company’s products, and other matters described in the Item 1A - Risk Factors.

AWE uses microvinification (barrel fermentation) for its premium varietals and blends. Microvinification is commonly used in France, but is uncommon in Argentina, and Algodon Wine Estates is one of the few wineries in the country to implement this specialized process.

James Galtieri holds the title of Senior Wine Advisor on Algodon’s Advisory Board.  James is a founding partner and former President/CEO of Pasternak Wine Imports, a renowned national wine importer and distributor, founded in 1988 in partnership with Domaines Barons de Rothschild (Lafite).  He currently maintains an advisory role to Domaines Barons de Rothschild (Lafite), and he is the current President/CEO at Seaview Imports LLC., a national wine importer (based in New York) covering the U.S. market with high-quality, exclusive wine brands.  James has considerable background and experience in wine knowledge and wine market dynamics, and he is specialized in corporate management in the wine & spirit industry.

Algodon Wine Estates launched its ultra-premium wine under the “PIMA” brand in November 2012. PIMA by Algodon is a single vineyard wine that has been crafted from the finest handpicked grapes of Algodon’s 1946 Malbec and 1946 Bonarda vineyards utilizing microvinification (barrel fermentation) process from day one of harvest. PIMA wine is a limited collection which currently retails for approximately $100 per bottle. Most recently, Algodon Wine’s 2010 Bonarda ranked among the World Association of Wine & Spirit Writers’ and Journalists’ (WAWWJ ®) Top 100 Wines of the World 2014.

Olive Oil and Potential Truffle Production and Distribution

Although Argentina is better known for its Malbec wines, it is also South America’s leading producer of olive oil and eighth largest exporter of table olives in the world. Argentina’s olive oil exports and profits are climbing, and its high-end virgin oils are being exported to the United States, Europe, South Africa, Australia, Japan, Canada, and China, among others. Olive oil is at its best in the first six months, and is meant to be consumed young. This puts Argentina in a competitively advantageous position because its production and harvest season falls opposite to Europe’s, when demand is high for fresh, newly bottled oils. In recent years, some Mendoza wineries have redefined the traditional role of the wine estate by selling estate grown, high-end olive oil varietals and blends to complement their Malbecs. Many productive farming estates value cultivating olive trees because they are an incredibly resilient crop with a life expectancy of 500 years or more. Algodon Wine Estates’ 50+ year old olive orchard cultivates the Pendolino, Arauco, and the Arbequina olives, and top quality, extra virgin olive oil is produced at the estate and freshly bottled after its first cold pressing. Algodon Extra Virgin Olive Oil received the Gold Medal in the “blended” category of the OLIVINUS International Olive Oil Competitions in 2011, 2010, and 2009.

Finally, with an abundance of walnut trees, Algodon Wine Estates hopes to soon plant correlative oak and almond trees, all of which will provide an essential root base for the cultivation of black and white truffles. San Rafael’s soil quality and climate may be optimal for growing truffles, which are often grown in the world’s top wine regions.

Algodon Wine Estates – Real Estate Development

AWE has acquired a substantial amount of contiguous real estate surrounding its project in Mendoza, Argentina. This land was purchased with the purpose of developing a vineyard-resort and attracting investment in second or third homes for the well-to-do from around the world. AWLD continues to invest in the ongoing costs of building out infrastructure and anticipates that sales of lots will gradually improve and accelerate as worldwide economic conditions improve.

AWLD is currently marketing portions of the property to be developed into luxury residential homes and vineyard estates. Management believes that the power of the ALGODON ® brand combined with an attractive package of amenities will promote interest in the surrounding real estate. The estate’s master plan features a luxury golf and vineyard living community, made up of six distinct village sectors, with 610 home sites ranging in size from 0.2 to 2.8 hectares (0.5 to 7 acres) for private sale and development. The development’s village sectors have been designed and named in accordance with their characteristic surroundings and landscape: the Wine & Golf Village, the Polo & Equestrian Village, the Sierra Pintada Village, The North Vineyard & Orchard Village, The South Vineyard & Orchard Village, and the Desert Vista Village. The development is located fifteen minutes from both the local airport and city center.

Currently AWLD is developing lots for sale to third party builders and is not engaged in any construction activity. The first three private homes at Algodon Wine Estates have been delivered to their owners while two remain under construction. Two additional homes are slated to begin construction. Eighteen lots have been either sold, or are currently in advanced negotiations. The Company expects to close on the sale of twelve lots and anticipates recording the deeds as early as the third quarter 2015. To date, no deeds have yet to be issued. As of December 31, 2014, the Company has $1,229,029 of lot deposits for pending sales.

Owning real estate in Argentina is subject to risk. For more information see “Risk Factors.”

The Business of DPEC Capital, Inc.

DPEC Capital, Inc. (“DPEC Capital”) was formed on February 9, 2001 under the name “InvestPrivate, Inc.” and subsequently filed a Certificate of Amendment of Certificate of Incorporation changing its name to DPEC Capital, Inc. on January 16, 2008. DPEC Capital is charged with raising sufficient capital for the development of AWLD’s operations. DPEC Capital is a broker-dealer registered with the U.S. Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority (“FINRA”). It is fully licensed to engage in traditional retail commission-based business. However, the focus of its business over the past few years has been private placement offerings on behalf of IPG and other affiliated entities developing investment opportunities in international real estate ventures, which to date have all been located in Argentina.

DPEC Capital generates operating income principally from placement agent fees and also receives warrants from the companies for which it conducts private placement offerings. Since approximately 2004, DPEC Capital has concentrated its efforts on raising money for investment vehicles that were formed by its corporate affiliates to invest in the various projects being developed in Argentina, or for other operating businesses under common control with AWLD. DPEC Capital has earned warrants to purchase the shares of certain companies including AWLD affiliates for which DPEC Capital has provided investment banking and advisory services. A summary of the currently outstanding warrants owned by DPEC Capital is set forth in Item 13—Certain Relationships and Related Transactions, and Director Independence.

Net-Capital Requirement

DPEC Capital, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934 that requires the maintenance of minimum net capital of $5,000 and that the ratio of aggregate indebtedness, as defined, to net capital shall not exceed 15 to 1. Advances, dividend payments, and other equity withdrawals are restricted by the regulations of the SEC, and other regulatory agencies are subject to certain notification and other provisions of the net capital rules of the SEC. The Company qualifies under the exemptive provisions of Rule 15c3-3 as the Company does not carry security accounts for customers or perform custodial functions related to customer securities.

Government Regulation

The securities industry in which DPEC Capital operates is heavily regulated by the SEC, FINRA and state regulators. If DPEC Capital fails to comply with applicable laws and regulations, it may face penalties or other sanctions that may be detrimental to its business.

The securities industry in the United States is also subject to extensive regulation under both federal and state laws. Uncertainty regarding the application or violation of these laws and other regulations to its business may adversely affect the viability and profitability of business. DPEC Capital’s ability to comply with all applicable laws and rules is largely dependent on its establishment and maintenance of a system to ensure such compliance, as well as its ability to attract and retain qualified compliance personnel. DPEC Capital could be subject to disciplinary or other actions due to claimed noncompliance in the future, and the imposition of any material penalties or orders on it could have a material adverse effect on its business, operating results and financial condition. In addition, it is possible that noncompliance could subject the Company to future civil lawsuits, the outcome of which could harm the business.

Competition

DPEC Capital encounters intense competition in all aspects of its business, and this competition is likely to increase. The financial services industry is highly competitive. DPEC Capital’s competitors include large and well-established Wall Street firms as well as relatively new securities firms. DPEC Capital’s private placement advisory and investment banking activities face direct competition primarily from established investment banks and venture capital firms.

Mercari Communications Group, Ltd.

On November 9, 2009, AWLD entered into a Stock Purchase Agreement (the “Stock Purchase”) with Mercari Communications Group, Ltd., a Colorado corporation (“Mercari”), Kanouff, LLC (“KLLC”) and Underwood Family Partners, Ltd. (the “Partnership”), whereby AWLD purchased Mercari shares and from Mercari, KLLC and the Partnership. Immediately following the closing of the Stock Purchase Agreement, AWLD owned an aggregate of 43,822,401 shares of Mercari’s common stock out of the total of 45,411,400 shares of common stock issued and outstanding at the closing, or approximately 96.5% of Mercari’s issued and outstanding shares.

The Stock Purchase Agreement contains post-closing covenants whereby Mercari and AWLD agree to utilize their commercially reasonable efforts to cause Mercari to (i) remain a Section 12(g) reporting company in compliance with and current in its reporting requirements under the Exchange Act; and (ii) cause all of the assets and business or equity interest of AWLD, its subsidiaries and affiliated companies to be transferred to Mercari and, in connection with such transactions, cause Mercari’s stock to be distributed by AWLD to AWLD’s stockholders and the holders of equity interests in the affiliated companies (“Reorganization Transaction”).

AWLD’s Board of Directors determined that a Reorganization Transaction was no longer commercially reasonable, taking into account all relevant material factors, including without limitation, current economic, financial and market conditions.

Mercari has no material assets and no operations, and is a public reporting shell company as that term is defined in SEC Rule 144(i). Nevertheless, Mercari has continued to file its reports under the Securities Exchange Act of 1934, although there is no meaningful public market for the shares of its outstanding common stock and one is not expected to develop in the near term.

AWLD does provide some non-material services to Mercari, such as the lease of office space.

Reserved Ticker Symbol

AWLD has reserved the ticker symbol “VINO” with NYSE through August 2016.

Employees

Including the operating subsidiaries in Argentina, the Company has approximately 77 full-time and 39 part-time employees In the U.S., AWLD currently employs approximately 20 full-time employees, including seven who are registered representatives of DPEC Capital, Inc. and are compensated in part on a commission basis. None of the employees in the U.S. are covered by a collective bargaining agreement and management believes it has good relations with its employees.

Available Information

We maintain a website at http://www.algodongroup.com. The information contained on, or accessible through, our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC.

In addition, we maintain our corporate governance documents on our website, including:

•	a Code of Business Conduct and Ethics for Directors, Officers and Employees which contains information regarding our whistleblower procedures,
•	our Insider Trading Policy,
•	our Audit Committee Charter,
•	our Trading Blackout Policy, and
•	our Related Party Transaction Policy.

ITEM 1A. RISK FACTORS

An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are the risks we have identified and which we currently deem material or predictable. In general, you take more risk when you invest in the securities of issuers in emerging markets such as Argentina than when you invest in the securities of issuers in the United States. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the price of our common stock could decline, and you may lose all or part of your investment.

In evaluating the Company, its business and any investment in the Company, readers should carefully consider the following factors:

Risks Relating to Argentina

Economic and Political Risks Specific to Argentina

The Argentinian economy has been characterized by frequent and occasionally extensive intervention by the Argentinian government and by unstable economic cycles. The Argentinian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of Argentina’s economy, and taken other actions which do, or are perceived to weaken the nation’s economy especially as it relates to foreign investors and other overall investment climate. For example, in 2008, the Argentine government assumed control over approximately $30 billion held in private pension funds, which caused a significant temporary decline in the Argentine stock market, a decline in the Argentine peso and prompted Standard & Poor’s to downgrade Argentina’s credit rating. The Argentine peso has devalued significantly against the U.S. dollar, from about 6.1 Argentine pesos per dollar in December 2013 to about 8.8 pesos per dollar in March 2015. The Argentine government has also instituted foreign exchange controls which may make foreign investment into Argentina to be less attractive.

The overall state of Argentinian politics and the Argentina economy have resulted in numerous investment reports that warn about foreign investment in Argentina. Investors considering an investment in AWLD should be mindful of these potential political and financial risks.

Argentina’s economy may not support foreign investment or our business.

The Argentine economy has experienced significant volatility in recent decades, characterized by periods of low or negative growth, high inflation and currency deflation. Currently there is significant inflation, labor unrest, and currency deflation. There has also been significant governmental intervention into the Argentine economy, including price controls and foreign currency restrictions. As a result, uncertainty remains as to whether economic growth in Argentina is sustainable and whether foreign investment will be successful.

Recent efforts by Argentina to nationalize businesses.

In April 2012, Argentine President Cristina Fernández announced her decision to nationalize YPF, the country’s largest oil company, from its majority stakeholder, thus contributing to declining faith from foreign investors in the country and again resulting in a downgrade by Standard and Poor’s of Argentina’s economic and financial outlook to “negative”. There have been other discussions in Argentina about the possibility of nationalizing other businesses and industries, and there is no assurance that any investment in AWLD will be safe from government control or nationalization.

Continuing inflation may have an adverse effect on the economy.

The devaluation of the Argentine peso in January 2002 created pressures on the domestic price system that generated high inflation throughout 2002, before inflation stabilized in 2003. The National Institute of Statistics and Census (“Instituto Nacional de Estadísticas y Censos” or the “INDEC”), listed inflation in 2013 at 10.9%, but private estimates put it between 25% and 28%. INDEC reports that inflation for 2014 was 23.9% while some private estimates report inflation at nearly 30%. According to news reports, INDEC showed inflation of 1.0% in January 2015, and 1.1% in February 2015. The high inflation rate has resulted in nationwide strikes, devaluation of the Argentine peso in January 2014, and a price control program. The uncertainty surrounding the Argentine economy and future inflation may impact the country’s growth.

In the past, inflation has undermined the Argentine economy and the government’s ability to create conditions conducive to growth. A return to a high inflation environment would adversely affect the availability of long-term credit and the real estate market and may also affect Argentina’s foreign competitiveness by diluting the effects of the peso devaluation and negatively impacting the level of economic activity and employment.

Additionally, high inflation would also undermine Argentina’s foreign competitiveness and adversely affect economic activity, employment, real salaries, consumption and interest rates. In addition, the dilution of the positive effects of the peso devaluation on the export-oriented sectors of the Argentine economy will decrease the level of economic activity in the country. In turn, a portion of the Argentine debt is adjusted by the Coefciente de Estabilización de Referencia, (the “Stabilization Coefficient Index, or “CER Index”), a currency index that is strongly tied to inflation. Therefore, any significant increase in inflation would cause an increase in Argentina’s debt and, consequently, the country’s financial obligation.

If inflation remains high or continues to rise, Argentina’s economy may be negatively impacted and our business could be adversely affected. Periods of higher inflation may slow the rate of growth of the Argentinian economy which in turn would likely increase the Company’s costs and expenses, reduce its profitability and adversely affect its financial performance.

For accounting purposes, a highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The estimated cumulative three-year inflation rate for Argentina through the end of 2014 is 44%.

Argentina’s ability to obtain financing from international markets is limited, which may impair its ability to implement reforms and foster economic growth.

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

A U.S. Court of Appeals blocked the most recent debt payment made by Argentina in June 2014 because it was improperly structured, giving Argentina through the end of July 2014 to find a way to pay to fulfill its obligations. On or about July 30, 2014, credit rating agencies Fitch and S&P declared Argentina to be in “selective default” after a U.S. judge blocked trustee Bank of New York Mellon from making payments to Argentine bond holders, after Argentina deposited the $539 million in funds due to bond holders with the trustee. The court’s reason for blocking the payments was due to Argentina failing to reach an agreement with a group of hedge funds that are holding out for better terms on old Argentine defaulted debt. In August 2014, Argentina filed a petition with the International Court of Justice against the United States alleging that U.S. courts have violated its sovereignty with respect to payments to Argentina’s creditors. In order for the suit to proceed, the U.S. would have to consent to jurisdiction, which may be unlikely. In March 2015, more than 500 creditors, separate from the hedge fund creditors, filed suit against Argentina for payment on debt of $5.4 billion. Argentina filed a motion opposing those claims noting that there were now $10 billion in judgments and claims before the court.

As a result of Argentina’s default and its aftermath of litigation, the government may not have the financial resources necessary to implement reforms and foster economic growth, which, in turn, could have a material adverse effect on the country’s economy and, consequently, our businesses and results of operations. Furthermore, Argentina’s inability to obtain credit in international markets could have a direct impact on our own ability to access international credit markets to finance our operations and growth.

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

The Argentine government has placed currency limitations on withdrawals of funds.

The Argentine government, led by populist president Cristina Fernández, has instituted economic controls that include limiting the ability recently of individuals and companies to exchange local currency (Argentine peso) into U.S. dollars and to transfer funds out of the country. Public reports state that government officials are micromanaging money flows by limiting dollar purchases and discouraging dividend payments and international wire transfers. As a result of these controls, Argentine companies currently have limited access to U.S. dollars through regular channels (e.g., banks) and consumers are facing difficulty withdrawing and exchanging invested funds. Given the Company’s investment in Argentinian projects and developments, its ability to mobilize and access funds may be affected by the above-mentioned political actions.

The Argentine government may, in the future, impose additional controls on the foreign exchange market and on capital flows from and into Argentina, in response to capital flight or depreciation of the peso. These restrictions may have a negative effect on the economy and on our business if imposed in an economic environment where access to local capital is constrained.

The stability of the Argentine banking system is uncertain.

Adverse economic developments, even if not related to or attributable to the financial system, could result in deposits flowing out of the banks and into the foreign exchange market, as depositors seek to shield their financial assets from a new crisis. Any run on deposits could create liquidity or even solvency problems for financial institutions, resulting in a contraction of available credit.

In the event of a future shock, such as the failure of one or more banks or a crisis in depositor confidence, the Argentine government could impose further exchange controls or transfer restrictions and take other measures that could lead to renewed political and social tensions and undermine the Argentine government’s public finances, which could adversely affect Argentina’s economy and prospects for economic growth which could adversely affect our business.

Government measures to preempt or respond to social unrest may adversely affect the Argentine economy and our business.

The Argentine government has historically exercised significant influence over the country’s economy. Additionally, the country’s legal and regulatory frameworks have at times suffered radical changes, due to political influence and significant political uncertainties. In April 2014, there were nationwide strikes that paralyzed the Argentine economy, shutting down air, train and bus traffic, closing businesses and ports, emptying classrooms, shutting down non-emergency hospital attention and leaving trash uncollected. This is consistent with past periods of significant economic unrest and social and political turmoil.

Future government policies to preempt, or in response to, social unrest may include expropriation, nationalization, forced renegotiation or modification of existing contracts, suspension of the enforcement of creditors’ rights, new taxation policies, including royalty and tax increases and retroactive tax claims, and changes in laws and policies affecting foreign trade and investment. Such policies could destabilize the country and adversely and materially affect the economy, and thereby our business.

The Argentine economy could be adversely affected by economic developments in other global markets.

Financial and securities markets in Argentina are influenced, to varying degrees, by economic and market conditions in other global markets. Although economic conditions vary from country to country, investors’ perception of the events occurring in one country may substantially affect capital flows into other countries. Lower capital inflows and declining securities prices negatively affect the real economy of a country through higher interest rates or currency volatility.

In addition, Argentina is also affected by the economic conditions of major trade partners, such as Brazil and/or countries that have influence over world economic cycles, such as the United States. If interest rates rise significantly in developed economies, including the United States, Argentina and other emerging market economies could find it more difficult and expensive to borrow capital and refinance existing debt, which would negatively affect their economic growth. In addition, if these developing countries, which are also Argentina’s trade partners, fall into a recession the Argentine economy would be affected by a decrease in exports. All of these factors would have a negative impact on us, our business, operations, financial condition and prospects.

The Argentine government may order salary increases to be paid to employees in the private sector, which would increase our operating costs.

There have been recent nationwide strikes in Argentina over wages and benefits paid to workers which workers believe to be inadequate in light of the high rate of inflation. In the past, the Argentine government has passed laws, regulations and decrees requiring companies in the private sector to maintain minimum wage levels and provide specified benefits to employees and may do so again in the future. In the aftermath of the Argentine economic crisis, employers both in the public and private sectors have experienced significant pressure from their employees and labor organizations to increase wages and to provide additional employee benefits. Due to the high levels of inflation, the employees and labor organizations have begun again demanding significant wage increases. It is possible that the Argentine government could adopt measures mandating salary increases and/or the provision of additional employee benefits in the future. Any such measures could have a material and adverse effect on our business, results of operations and financial condition.

Restrictions on the supply of energy could negatively affect Argentina’s economy.

As a result of a prolonged recession, and the forced conversion into pesos and subsequent freeze of gas and electricity tariffs in Argentina, there has been a lack of investment in gas and electricity supply and transport capacity in Argentina in recent years. At the same time, demand for natural gas and electricity has increased substantially, driven by a recovery in economic conditions and price constraints, which has prompted the government to adopt a series of measures that have resulted in industry shortages and/or cost increases.

The federal government has been taking a number of measures to alleviate the short-term impact of energy shortages on residential and industrial users. If these measures prove to be insufficient, or if the investment that is required to increase natural gas production and transportation capacity and energy generation and transportation capacity over the medium-and long-term fails to materialize on a timely basis, economic activity in Argentina could be limited, which could have a significant adverse effect on our business.

Real Estate Considerations and Risks Associated with the International Projects that AWLD Operates

The Real Estate Industry and International Investing

Investments in real estate are subject to numerous risks, including the following:

•	Increased expenses and uncertainties related to international operations;
•	Risks associated with Argentina’s past political uncertainties, economic crises, and high inflation;
•	Risks associated with currency, exchange, and import/export controls;
•	Adverse changes in national or international economic conditions;
•	Adverse local market conditions;
•	Construction and renovation costs exceeding original estimates;
•	Price increases in basic raw materials used in construction;
•	Delays in construction and renovation projects;
•	Changes in availability of debt financing;
•	Risks due to dependence on cash flow;
•	Changes in interest rates, real estate taxes and other operating expenses;
•	Changes in the financial condition of tenants, buyers and sellers of properties;
•	Competition with others for suitable properties;
•	Changes in environmental laws and regulations, zoning laws and other governmental rules and fiscal policies;
•	Changes in energy prices;
•	Changes in the relative popularity of properties;
•	Risks related to the potential use of leverage;
•	Costs associated with the need to periodically repair, renovate and re-lease space;
•	Increases in operating costs including real estate taxes;
•	Risks and operating problems arising out of the presence of certain construction materials;
•	Environmental claims arising in respect of real estate acquired with undisclosed or unknown environmental problems or as to which inadequate reserves had been established;
•	Uninsurable losses and acts of terrorism;
•	Acts of God; and
•	Other factors beyond the control of the Company.

Investment in Argentine real property is subject to economic and political risks.

Investment in foreign real estate requires consideration of certain risks typically not associated with investing in the United States. Such risks include, among other things, trade balances and imbalances and related economic policies, unfavorable currency exchange rate fluctuations, imposition of exchange control regulation by the United States or foreign governments, United States and foreign withholding taxes, limitations on the removal of funds or other assets, policies of governments with respect to possible nationalization of their industries, political difficulties, including expropriation of assets, confiscatory taxation and economic or political instability in foreign nations or changes in laws which affect foreign investors. Any one of these risks has the potential to reduce the value of our real estate holdings in Argentina and have a material adverse effect on the Company’s financial condition.

The real estate market is highly competitive in Argentina.

Due to a scarcity of properties in sought-after locations and the increasing number of local and international competitors, the real estate market in Argentina is highly competitive. Furthermore, the Argentinian real estate industry is generally fragmented and does not have high-entry barriers restricting new competitors from entering the market. The main competitive factors in the real estate development business include availability and location of land, price, funding, design, quality, reputation and partnerships with developers. A number of residential and commercial developers and real estate services companies will compete with the Company in seeking land for acquisition, financial resources for development and prospective purchasers. Other companies, including joint ventures of foreign companies and local companies have become increasingly active in the real estate business in Argentina, further increasing this competition. To the extent that one or more of the Company’s competitors are able to acquire and develop desirable properties, as a result of greater financial resources or otherwise, the Company’s business could be materially and adversely affected. If the Company is not able to respond to such pressures as promptly as its competitors, or should the level of competition increase, its financial position and results of operations could be adversely affected.

There are limitations on the ability of foreign persons to own Argentinian real property.

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

In the Mendoza province, the maximum area allowed per type of production and activity per non-national is as follows: Mining—25,000 hectares (61,776 acres), cattle ranching—18,000 hectares (44,479 acres), cultivation of fruit or vines—15,000 hectares (37,066 acres), horticulture—7,000 hectares (17,297 acres), private lot—200 hectares (494 acres), and other—1,000 hectares (2,471 acres). A hectare is a unit of area in the metric system equal to approximately 2.471 acres. However, these maximums will only be considered if the total 15 percent is reached. Although currently, the area under foreign ownership in Mendoza is approximately 8.6 percent and the total land held for cultivation of fruit or wines by the Company is 834 hectares, this law may apply to the Company in the future, and could affect the Company’s ability to acquire additional real property in Argentina. The inability to acquire additional land could curtail the Company’s growth strategy.

There may be a lack of liquidity in the underlying real estate.

Because a substantial part of the assets managed by the Company will be invested in illiquid real estate, there is a risk that the Company will be unable to realize its investment objectives through the sale or other disposition of properties at attractive prices or to do so at a desirable time. This could hamper the Company’s ability to complete any exit strategy with regard to investments it has structured or participated in.

There is limited public information about real estate in Argentina.

There is generally limited publicly available information about real estate in Argentina, and the Company will be conducting its own due diligence on future transactions. Moreover, it is common in Argentinian real estate transactions that the purchaser bears the burden of any undiscovered conditions or defects and has limited recourse against the seller of the property. Should the pre-acquisition evaluation of the physical condition of any future investments have failed to detect certain defects or necessary repairs, the total investment cost could be significantly higher than expected. Furthermore, should estimates of the costs of developing, improving, repositioning or redeveloping an acquired property prove too low or estimates of the market demand or the time required to achieve occupancy prove too optimistic, the profitability of the investment may be adversely affected.

Our construction projects may be subject to delays in completion.

Algodon Mansion and Algodon Wine Estates have each required significant redevelopment construction (including potentially building residential units for Algodon Wine Estates). The quality of the construction and the timely completion of these projects are factors affecting operations and significant delays or cost overruns could materially adversely affect the Company’s operations. Delays in construction or defects in materials and/or workmanship have occurred and may continue to occur. Defects could delay completion of one or all of the projects or, if such defects are discovered after completion, expose the Company to liability. In addition, construction projects may also encounter delays due to adverse weather conditions, natural disasters, fires, delays in the provision of materials or labor, accidents, labor disputes, unforeseen engineering, environmental or geological problems, disputes with contractors and subcontractors, or other events. If any of these materialize, there may be a delay in the commencement of cash flow and/or an increase in costs that may adversely affect the Company.

The Company may be subject to certain losses that are not covered by insurance.

AWLD, its affiliates and/or subsidiaries currently maintain insurance coverage against liability to third parties and property damage as is customary for similarly situated businesses, however the Company does not hold any country-risk insurance. There can be no assurance, however, that insurance will continue to be available or sufficient to cover any such risks. Insurance against certain risks, such as earthquakes, floods or terrorism may be unavailable, available in amounts that are less than the full market value or replacement cost of the properties or subject to a large deductible. In addition, there can be no assurance the particular risks which are currently insurable will continue to be insurable on an economic basis.

The Company often enters into joint ventures to develop its projects in which the Company does not have complete control.

The Company or one or more of its affiliates may acquire, develop or redevelop projects through joint ventures with third parties. Joint venturers often share control over the operation of the joint venture assets. Joint venture partners might have economic or business objectives that are inconsistent with the Company’s objectives. Joint venture partners could go bankrupt, leaving the Company or one of its affiliates liable for their share of joint venture liabilities. Although the Company will generally seek to maintain sufficient control of any joint venture to permit its objectives to be achieved, it might not be able to take action without the approval of the joint venture partners. In addition, the Company’s joint venture partners could take actions binding on the joint venture without the Company’s consent. Any potential dispute with a joint venture partner would likely be subject to foreign jurisdiction in which the Company, its affiliate or the Company would be the non-local party and would likely result in significant costs and disruption of management attention. Accordingly, the use of joint ventures could present additional risk to the business model.

Boutique Hotel

In addition to the risks that apply to all real estate investments, hotel and hospitality investments are subject to additional risks which include:

•	Competition for guests from other hotels based upon brand affiliations, room rates offered including those via internet wholesalers and distributors, customer service, location and the condition and upkeep of each hotel in general and in relation to other hotels in their local market;
•	Specific competition from well-established operators of “boutique” or “lifestyle” hotel brands which have greater financial resources and economies of scale;
•	Adverse effects of general and local political and/or economic conditions;
•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;
•	Increases in energy costs, airline fares and other expenses related to travel, which may deter travel;
•	Impact of financial difficulties of the airline industry and potential reduction in demand on hotel rooms;
•	Impact of financial difficulties of the airline industry and potential reduction in demand on hotel rooms;
•	Overbuilding in the hotel industry, especially in individual markets; and
•	Disruption in business and leisure travel patterns relating to perceived fears of terrorism or political unrest.

The boutique hotel market is highly competitive.

The Company competes in the boutique hotel segment, which is highly competitive, is closely linked to economic conditions and may be more susceptible to changes in economic conditions than other segments of the hospitality industry. Competition within the boutique hotel segment is also likely to continue to increase in the future. Competitive factors include name recognition, quality of service, convenience of location, quality of the property, pricing, and range and quality of dining, services and amenities offered. Additionally, success in the boutique hotel market depends, largely, on an ability to shape and stimulate consumer tastes and demands by producing and maintaining innovative, attractive, and exciting properties and services. The Company competes in this segment against many well-known companies that have established brand recognition and significantly greater financial resources. If it is unable to achieve and maintain consumer recognition for its brand and otherwise compete with well-established competitors, the Company’s business and operations will be negatively impacted. There can be no assurance that the Company will be able to compete successfully in this market or that the Company will be able to anticipate and react to changing consumer tastes and demands in a timely manner.

Currently, the Company’s hotel incurs overhead costs higher than the total gross margin.

The overhead costs for the Algodon Mansion hotel currently exceed its total gross margin. There can be no assurance that the Company will be able to increase revenues and lower the hotel’s overhead cost in the future.

The profitability of the Company’s hotels will depend on the performance of hotel management.

The profitability of the Company’s hotel and hospitality investments will depend largely upon the ability of any management company or general manager that it employs to generate revenues that exceed operating expenses. The failure of hotel management to manage the hotels effectively would adversely affect the cash flow received from hotel and hospitality operations.

Algodon Wine Estates and Land Development

The tourism industry is highly competitive and may affect the success of the Company’s projects.

The success of the tourism and real estate development projects underway at Algodon Wine Estates depends primarily on recreational and secondarily on business tourists and the extent to which the Company can attract tourists to the region and to its properties. The Company is in competition with other hotels and developers based upon brand affiliations, room rates, customer service, location, facilities, and the condition and upkeep of the lodging in general, and in relation to other lodges/hotels/investment opportunities in the local market. Algodon Wine Estates operates as a multi-functional resort and winery and serves a niche market, which may be difficult to target. Algodon Wine Estates may also be disadvantaged because of its geographical location in the greater Mendoza region. While the San Rafael area continues to increase in popularity as a tourist destination, it is currently less traveled than other regions of Mendoza, where tourism is more established.

The profitability of Algodon Wine Estates will depend on consumer demand for leisure and entertainment.

Algodon Wine Estates is dependent on demand from leisure and business travelers, which may be seasonal and fluctuate based on numerous factors. Demand may decrease with increases in energy costs, airline fares and other expenses related to travel, which may deter travel. Business and leisure travel patterns may be disrupted due to perceived fears of local unrest or terrorism both abroad and in Argentina. General and local economic conditions and their effects on travel may adversely affect Algodon Wine Estates.

Development of the Company’s projects will proceed in phases and is subject to unpredictability in costs and expenses.

It is contemplated that the expansion and development plans of Algodon Wine Estates will be completed in phases and each phase will present different types and degrees of risk. Algodon Wine Estates may be unable to acquire the property it needs for further expansion or be unable to raise the property to the standards anticipated for the ALGODON ® brand. This may be due to difficulties associated with obtaining required future financing, purchasing additional parcels of land, or receiving the requisite zoning approvals. Algodon Wine Estates may have problems with local laws and customs that cannot be predicted or controlled. Development costs may also increase due to inflation or other economic factors.

The ability of the Company to operate its businesses may be adversely affected by U.S. and Argentine government regulations.

Many aspects of the Company’s businesses face substantial government regulation and oversight. For example, hotel properties are subject to numerous laws, including those relating to the preparation and sale of food and beverages, including alcohol and those governing relationships with employees such as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Additionally, hotel properties may be subject to various laws relating to the environment and fire and safety. Compliance with these laws may be time consuming and costly and may adversely affect hotel operations.

Another example is the wine industry which is subject to extensive regulation by local and foreign governmental agencies concerning such matters as licensing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. New or revised regulations in Argentina, or other foreign countries, could have a material adverse effect on Algodon Wine Estates’ financial condition or operations.

Finally, because many of the Company’s properties are located in Argentina, they are subject to its laws and to the laws of various local districts that affect ownership and operational matters. Compliance with applicable rules and regulations requires significant management attention and any failure to comply could jeopardize the Company’s ability to operate or sell a particular property and could subject the Company to monetary penalties, additional costs required to achieve compliance, and potential liability to third parties. Regulations governing the Argentinian real estate industry as well as environmental laws have tended to become more restrictive over time. The Company cannot assure that new and stricter standards will not be adopted or become applicable to the Company, or that stricter interpretations of existing laws and regulations will not be implemented.

Algodon Wine Estates—Vineyard and Wine Production

Competition within the wine industry could have a material adverse effect on the profitability of wine sales.

The operation of a winery is a highly competitive business and the dollar amount and unit volume of wine sales through the ALGODON ® label could be negatively affected by a variety of competitive factors. Many other local and foreign producers of wine have significantly greater financial, technical, marketing and public relations resources and wine producing expertise than the Company, and many have more refined, developed and established brands. The wine industry is characterized by fickle demand and success in this industry relies heavily on successful branding. Thus, the ALGODON ® brand concept may not appeal to a large segment of the market, preventing the Company from successfully competing against other Argentinian and foreign brands. Wholesaler, retailer and consumer purchasing decisions are also influenced by the quality, pricing and branding of the product, as compared to competitive products. Unit volume and dollar sales could be adversely affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by competitors, which could affect the supply of, or consumer demand for, product produced under the ALGODON ® brand.

Algodon Wine Estates is subject to import and export rules and taxes which may change.

Algodon Wine Estates primarily exports its products to the United States through Jomada Imports and to Europe through Algodon Europe Ltd., a wholly-owned subsidiary. In these countries and others in which Algodon Wine Estates intends to export, Algodon Wine Estates will be subject to excise and other taxes on wine products in varying amounts, which are subject to change. Significant increases in excise or other taxes could have a material adverse effect on Algodon Wine Estates’ financial condition or operations. Political and economic instabilities of foreign countries may also disrupt or adversely affect Algodon Wine Estates’ ability to export or make profitable sales in that country. Moreover, exporting costs are subject to macro-economic forces that affect the price of transporting goods (e.g., the cost of oil and its impact on transportation systems), and this could have an adverse impact on operations.

The Company’s business would be adversely affected by natural disasters.

Natural disasters, floods, hurricanes, fires, earthquakes, hailstorms or other environmental disasters could damage the vineyard, its inventory, or other physical assets of the Algodon Wine Estates’ resort, including the golf course. If all or a portion of the vineyard or inventory were to be lost prior to sale or distribution as a result of any adverse environmental activity, or if the golf course and facilities were damaged, Algodon Wine Estates would become significantly less attractive as a destination resort and therefore lose a substantial portion of its anticipated profits and cash flow. Such a loss would seriously harm the business and reduce overall sales and profits. Moderate, but irregular weather conditions may adversely affect the grapes, making any one season less profitable than expected. In addition to weather conditions, many other factors, such as pruning methods, plant diseases, pests, the number of vines producing grapes, and machine failure could also affect the quantity and quality of grapes. Any of these conditions could cause an increase in the price of production or a reduction in the amount of wine Algodon Wine Estates is able to produce and a resulting reduction in business sales and profits.

Loss of one or more of the Company’s key employees could adversely affect the Company’s businesses.

The production of wine depends on the services and expertise of highly skilled individuals in all facets of the growth and production process. Although arrangements have been made with additional winemaking talent to assist in the process, the loss of service of any of Algodon Wine Estates’ significant employees (Anthony Foster, Master of Wine; Mauro Nosenzo, winemaker; and Marcelo Pelleriti, Senior Wine Advisor of AWE) could have a material adverse effect on the Company. Further, as the manager of the property, the profitability of Algodon Wine Estates will depend largely upon Algodon Wine Estates to generate revenues that exceed operating expenses. Any failure to manage the vineyard, winery and resort effectively, or up to the caliber of the ALGODON ® brand, would adversely affect Algodon Wine Estates’ cash flow received from operations and consequently the Company’s investment. Problems with local labor could also have a material adverse effect on Algodon Wine Estates.

Risks Associated with DPEC Capital’s Business

DPEC, as a broker-dealer, is subject to extensive regulation.

The securities industry in the United States is subject to extensive regulation under both federal and state laws. Broker-dealers are subject to regulations covering all aspects of the securities business, including: (1) sales methods; (2) trade practices among broker-dealers; (3) use and safekeeping of customers’ funds and securities; (4) capital structure; (5) record keeping; (6) conduct of directors, officers, and employees; and (7) supervision of employees, particularly those in branch offices. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers.

Uncertainty regarding the application of these laws and other regulations to DPEC Capital’s business may adversely affect the viability and profitability of the business. The SEC, FINRA, other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders, or suspend or expel a broker-dealer or any of its officers or employees. DPEC Capital’s ability to comply with all applicable laws and rules is largely dependent on its establishment and maintenance of a compliance system to ensure such compliance, as well as its ability to attract and retain qualified compliance personnel. DPEC Capital could be subject to disciplinary or other actions due to claimed noncompliance in the future, and the imposition of any material penalties or orders could have a material adverse effect on the business, operating results and financial condition. In addition, it is possible that noncompliance could subject DPEC Capital to future civil lawsuits, the outcome of which could harm the business.

In addition, the mode of operation and profitability may be directly affected by: (1) additional legislation; (2) changes in rules promulgated by the SEC, state regulators, FINRA, and other regulatory and self-regulatory organizations; and (3) changes in the interpretation or enforcement of existing laws and rules.

DPEC Capital and certain of its principals have a significant number of disclosure events publicly reported at www.finra.org.

As a broker-dealer registered with the SEC and a member of FINRA, DPEC Capital must make its compliance with the rules of the SEC and FINRA and various state agencies publicly available. These reports are available for DPEC Capital at Broker Check, available at www.finra.org. The report for DPEC Capital includes eight disclosure items, including four regulatory sanctions and four awards or judgments. In addition, several registered representatives of DPEC Capital, including principals Scott L. Mathis and Keith T. Fasano also have personal disclosure events reported to FINRA. See Item 3 - Legal Proceedings for more information.

The Chairman and CEO of AWLD is currently subject to a regulatory matter which could result in him becoming statutorily disqualified from participating in the securities industry, in which case Mr. Mathis would be required to resign all positions he has with DPEC Capital, Inc. which could have a material adverse effect on the Company and may result in the divestment of DPEC Capital, Inc. from the Company. The process of the divestment of DPEC Capital, Inc. may require the utilization of Company resources to effectuate the divesture of DPEC Capital, Inc. which could have a negative impact of the Company’s results of operations and cash flows.

 Scott Mathis, Chairman of the Board of Directors of AWLD and Chief Executive Officer of AWLD, is a registered representative associated with DPEC Capital. The publicly-available FINRA disclosure report for Mr. Mathis reflects a number of disclosure events, including one ongoing regulatory matter (discussed in the following paragraph). A description of certain of the matters underlying these disclosures is set forth below. See Item 3 - Legal Proceedings.

In 2007, Scott Mathis was found by FINRA to have willfully failed to make, or timely make, certain disclosures on his Form U-4 in connection with certain tax liens. Mr. Mathis has consistently disputed the willfulness finding, and has challenged that finding on appeal to the SEC and the U.S. Court of Appeals. However, both of those appeals were unsuccessful. Under applicable FINRA rules, the finding that Mr. Mathis acted willfully subjects him to a “statutory disqualification,” which could prevent him from working in the securities industry. In accordance with FINRA rules, Mr. Mathis filed Form MC-400 with FINRA in September 2012, requesting that he be permitted to continue to work in the securities industry notwithstanding the fact that he is subject to a statutory disqualification. FINRA’s Membership Regulation Department had issued a recommendation in support of the application, and a hearing with respect to this application was held in Washington, D.C. on October 16, 2014 before a subcommittee of FINRA’s Statutory Disqualification Committee. It is not known when a decision will be made.

Were Mr. Mathis statutorily disqualified from participating in the securities industry, Mr. Mathis would be required to resign all positions that he has with DPEC Capital, Inc. He will cease being a registered representative and principal of the firm, he will resign as an officer and director of DPEC Capital, Inc., and he will not in any way be involved in the business or operations of the firm. While Mr. Mathis’s duties and responsibilities with DPEC Capital could be transferred to other current (and possibly future) employees, the ability of DPEC Capital to raise investment capital for the Company may be diminished, and in turn could have an adverse effect on the Company’s ability to conduct operations or expand and develop its business. See Item 3 - Legal Proceedings for more information.

Further, in the event the continued ownership of DPEC Capital by the Company adversely affected the Company’s other business segments or operations, or Mr. Mathis’s role at the Company would otherwise interfere with DPEC Capital’s ability to function as a registered broker-dealer, the Company would likely seek to divest DPEC Capital, for example, through a spin-off or sale. Management has not yet determined whether it could sell or spin off DPEC Capital, and if it could, whether it could do so on acceptable terms. The Company currently has no plan to divest DPEC Capital. The Company has not developed an alternative operational plan in the event that Mr. Mathis is disqualified by FINRA, as we do not know the disposition of Mr. Mathis’s application to FINRA, which is subject to final approval by FINRA’s National Adjudicatory Council and the SEC. See Item 3 - Legal Proceedings for more information.

Potential misconduct by DPEC employees would have a material adverse effect on its business.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and DPEC Capital runs the risk that employee misconduct could occur. Misconduct by employees could include binding DPEC Capital to transactions that exceed authorized limits or present unacceptable risks, or hiding unauthorized or unsuccessful activities. In either case, this type of conduct could result in unknown and unmanaged risks or losses. Employee misconduct could also involve the improper use of confidential information, which could result in regulatory sanctions and serious reputational harm. It is not always possible to deter employee misconduct, and the precautions DPEC Capital takes to prevent and detect this activity may not be effective in all cases.

DPEC Capital is subject to the SEC’s Net Capital Rule which at times it may not be able to meet.

The SEC, FINRA and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities brokers, including the SEC’s Uniform Net Capital Rule. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies and ultimately could require the firm’s liquidation. A significant operating loss or any unusually large charge against net capital could adversely affect the ability of DPEC Capital to operate and/or expand, which could have a material adverse effect on its business, financial condition and operating results.

At least ten years ago, DPEC Capital reported negative net capital, which is a violation of SEC rules. Upon realization of this situation, DPEC Capital took action to immediately re-establish full compliance with net capital requirements. Thus, while DPEC Capital believes that it is presently in compliance with net capital requirements, there can be no assurance that it will not fall below minimum net capital requirements in the future.

DPEC is subject to risks in meeting customer margin requirements.

The brokerage business is subject to risks related to defaults by customers in paying for securities they have agreed to purchase or failure to deliver securities they have agreed to sell. DPEC Capital’s clearing firm may make margin loans to its customers in connection with their purchase of securities. DPEC Capital is required by contract to indemnify its clearing firm for, among other things, any loss or expense incurred due to defaults by its customers in failing to repay margin loans or maintain adequate collateral for those loans. DPEC Capital is therefore subject to risks inherent in extending credit, especially during periods of rapidly declining markets or in connection with the purchase of highly volatile stocks which could lead to a higher risk of customer defaults. Such defaults could lead to significant liabilities for DPEC Capital.

Major declines in the public markets may adversely affect DPEC’s profitability.

Future revenues are likely to be lower during periods of declining securities prices or securities market inactivity in the sectors in which DPEC Capital focuses. The public markets have historically experienced significant volatility not only in the number and size of share offerings, but also in the secondary market trading volume and prices of newly issued securities. Activity in the private equity markets frequently reflects prevailing trends in the public markets. As a result, revenues from brokerage activities may also be adversely affected during periods of declining prices or inactivity in the public markets.

For example, investments that are traded on exchanges or over-the-counter and the risks associated therewith will vary in response to a wide array of events that affect such markets and that are beyond the control of DPEC Capital. Market disruptions such as those that occurred during October 1987, September 2001, and 2008-09, could result in substantial losses to DPEC Capital.

From time to time, DPEC may be subject to certain legal proceedings.

There is a risk of litigation inherent in conducting a securities brokerage business, both from the investor/customer side and from the company/issuer side. These risks include potential liability for violations under federal and state securities and other laws for allegedly false or misleading statements made in connection with securities offerings or other financial transactions. DPEC Capital also faces the possibility that customers or counterparties will claim that it improperly failed to apprised them of applicable risks or that they were not authorized or permitted under applicable corporate or regulatory requirements to enter into transactions with DPEC Capital and that their obligations to DPEC Capital are not enforceable.

These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. DPEC Capital may incur significant legal expenses in defending against litigation or in a regulatory proceeding. Substantial legal liability or the imposition of regulatory sanctions against DPEC Capital could have a material adverse effect on DPEC Capital.

General Corporate Business Considerations

Insiders continue to have substantial control over the Company.

As of March 23, 2015 the Company’s directors and executive officers hold the current right to vote approximately 22% of the Company’s outstanding voting stock. Of this total, 18.5% is owned or controlled, directly or indirectly by Company CEO Scott Mathis. In addition, the Company’s directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Mathis acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm a future market price of the shares by:

•	Delaying, deferring or preventing a change in control of the Company;
•	Impeding a merger, consolidation, takeover or other business combination involving the Company; or
•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

The Company may not be able to continue as a going concern.

Our independent auditors noted that our recurring losses from operations ($8,537,777 and $8,007,586 for the years ended December 31, 2014 and 2013, respectively) and negative net operating cash flow ($7,052,172 and, $4,543,728 for the years ended December 31, 2014 and 2013, respectively) raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing, or may force us to obtain financing on less favorable terms than would otherwise be available.

Revenues are currently insufficient to pay operating expenses and costs which may result in the inability to execute the Company’s business concept.

The Company’s operations have to date generated significant operating losses, as reflected in the financial information included in this Annual Report. Management’s expectations in the past regarding when operations would become profitable have been not been realized, and this has continued to put a strain on working capital. Business and prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stages of operations. If the Company is not successful in addressing these risks, its business and financial condition will be adversely affected. In light of the uncertain nature of the markets in which the Company operates, it is impossible to predict future results of operations.

The Chief Executive Officer and the Chief Financial Officer of AWLD are also involved in outside businesses which may affect their ability to fully devote their time to the Company.

Scott Mathis, Chairman of the Board of Directors of AWLD, Chief Executive Officer, President and Treasurer of AWLD is also the Chairman and Chief Executive Officer of Hollywood Burger Holdings, Inc., a private company he founded which is developing Hollywood-themed American fast food restaurants in Argentina, the United Arab Emirates and the United States. His duties as CEO of Hollywood Burger Holdings, Inc. consume approximately 15-25% of his time, which may interfere with Mr. Mathis’s duties as the CEO of AWLD. In addition, Mark Downey, Chief Financial Officer and Chief Operating Officer of AWLD also serves as the Chief Financial Officer of Hollywood Burger Holdings, Inc. Mr. Downey’s duties as CFO of Hollywood Burger Holdings, Inc. consume approximately 10% of his time, which may interfere with his duties as the CFO of AWLD.

Our management is relatively inexperienced with running a public company and could create a risk of non-compliance.

Although some of AWLD’s officers and directors are also officers and directors of Mercari Communications Group, Ltd., a publicly reporting company, management’s inexperience may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us and a negative impact on our stock price.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and could create a risk of non-compliance.

Changing laws, regulations and standards relating to corporate governance and public disclosure have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. These corporate governance standards are the product of many sources, including, without limitation, public market perception, stock exchange regulations and SEC disclosure requirements. Our management team expects to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Management’s inexperience may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us and a negative impact on our stock price.

We may incur losses and liabilities in the course of business which could prove costly to defend or resolve.

Companies that operate in one or more of the businesses that we operate face significant legal risks. There is a risk that we could become involved in litigation wherein an adverse result could have a material adverse effect on our business and our financial condition. There is a risk of litigation generally in conducting a commercial business. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending against litigation.

The Company will face significant regulation by the SEC and state securities administrators.

The holders of shares of AWLD’s common stock and preferred stock may not offer or sell the shares in private transactions or (should a public market develop, of which there can be no assurance) public transactions without compliance with regulations imposed by the SEC and various state securities administrators. To the extent that any holder desires to offer or sell any such shares, the holder must prove to the reasonable satisfaction of AWLD that he has complied with all applicable securities regulations, and AWLD may require an opinion of the holder’s legal counsel to that effect. Thus, there can be no assurance that the holder will be able to resell the shares or any interest therein when the holder desires to do so.

The Company is dependent upon additional financing which it may not be able to secure in the future.

As it has in the past, the Company will likely continue to require financing to address its working capital needs, continue its development efforts, support business operations, fund possible continuing operating losses, and respond to unanticipated capital requirements. For example, the continuing development of the Algodon Wine Estates project requires significant ongoing capital expenditures. There can be no assurance that additional financing or capital will be available and, if available, upon acceptable terms and conditions. To the extent that any required additional financing is not available on acceptable terms, the Company’s ability to continue in business may be jeopardized and the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy.

The Company’s officers and directors are exculpated and indemnified against certain conduct that may prove costly to defend.

The Company may have to spend significant resources indemnifying its officers and directors or paying for damages caused by their conduct. The Company’s Amended and Restated Certificate of Incorporation exculpates the Board of Directors and its affiliates from liability, and the Company has procured directors’ and officers’ liability insurance to reduce the potential exposure to the Company in the event damages result from certain types of potential misconduct. Furthermore, the General Corporation Law of Delaware provides for broad indemnification by corporations of their officers and directors, and the Company’s bylaws implement this indemnification to the fullest extent permitted under applicable law as it currently exists or as it may be amended in the future. Consequently, subject to the applicable provisions of the General Corporation Law of Delaware and to certain limited exceptions in the Company’s Amended and Restated Certificate of Incorporation, the Company’s officers and directors will not be liable to the Company or to its stockholders for monetary damages resulting from their conduct as an officer or director.

The Company has not paid dividends to date.

Neither AWLD nor any of its constituent companies has ever paid any dividends or made any distributions to their stockholders or members. The Company does not contemplate or anticipate declaring or paying any dividends on its common stock in the foreseeable future. It is anticipated that earnings, if any, will be used to finance the development and expansion of the Company’s business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

AWLD and its operating subsidiaries maintain their corporate headquarters at 135 Fifth Avenue, 10th Floor, New York, NY under a lease covering approximately 3,300 square feet, which expires in August 2015. The Company expects to remain in these offices for the immediate future, unless its growth, or the growth of its affiliates, necessitates a move into larger or separate offices.

The Algodon – Recoleta, SRL owns a hotel in the Recoleta section of Buenos Aires called Algodon Mansion, located at 1647 Montevideo Street. The hotel is approximately 20,000 square feet and has ten suites, a restaurant and wine bar, a dining room, and a luxury spa, pool, and cigar bar and lounge on the rooftop.

Algodon Wine Estates owns and operates a resort property located Ruta Nacional 144 Km 674, Cuadro Benegas, San Rafael (5603) in Argentina and consisting of 2,050 acres. The property has a winery, 18-hole golf course, tennis courts, dining and a hotel.

ITEM 3. LEGAL PROCEEDINGS

From time to time AWLD and its subsidiaries and affiliates are subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by its insurance coverage, and even if they are, if claims against AWLD and its subsidiaries are successful, they may exceed the limits of applicable insurance coverage. Additionally, as participants in the heavily-regulated securities industry, DPEC Capital and its associated persons have been named as respondents in certain regulatory proceedings.

Certain Regulatory Matters and Customer Arbitrations

Scott Mathis, Chairman of the Board of Directors of AWLD and Chief Executive Officer of AWLD, is a registered representative associated with DPEC Capital. The report available on Broker Check at www.finra.org reflects a number of disclosure events, including one pending regulatory matter, a number of completed customer arbitrations and customer complaints, and two liens and judgments.

DPEC Capital has eight disclosure events as reported to FINRA, available on Broker Check at www.finra.org.

Pending Regulatory Matter

In 2004, FINRA (then known as “NASD”), the regulatory body that has primary jurisdiction over DPEC Capital, Inc. (then known as “InvestPrivate”), commenced an enforcement action against InvestPrivate and three officers of InvestPrivate or the Company (then known as “Diversified Biotech Holdings Corp.” or “DBHC”), including Scott L. Mathis (Chairman and Chief Executive Officer).

In 2007, InvestPrivate and the three named individuals entered into a partial settlement of this action. Without any of the respondents admitting or denying any of the allegations, the settlement included findings that InvestPrivate, acting through Mr. Mathis, did violate Section 17(a)(2) of the Securities Act and NASD rules by (i) distributing, or causing to be distributed, to investors or potential investors private placement memoranda that contained material misrepresentations and omissions; and (ii) failing to supplement or amend the private placement memoranda so that they did not contain material misrepresentations or omissions concerning facts or events that occurred after the PPMs were issued. However, as part of the settlement with InvestPrivate, FINRA expressly withdrew all allegations and charges that such conduct amounted to a fraudulent, intentional, knowing or willful violation of the federal securities laws. Also, without any of the respondents admitting or denying any of the allegations, additional findings in the settlement were as follows: (1) that InvestPrivate and Mr. Mathis engaged in conduct prohibited by Sections 5(a) and 5(c) of the Securities Act and violated NASD rules by participating in public offerings and sales of unregistered securities; (2) that InvestPrivate and one of the other officers violated NASD rules by failing to report a written customer complaint against InvestPrivate, failing to timely report a separate customer complaint against InvestPrivate, and failing to report the settlement of two customer complaints that involved payments in excess of $25,000; (3) that InvestPrivate, Mr. Mathis and the other two officers violated NASD rules with respect to one of those other officers engaging in activity as a General Securities Principal and General Securities Representative without obtaining the required registrations; and (4) that InvestPrivate violated Section 15(c)(2) of the Exchange Act and Rule 15c2-4 thereunder and NASD rules by failing to hold funds specifically designated for escrow accounts in actual escrow accounts; Rule 15c3-1 of the Exchange Act and NASD rules for failure meet the Net Capital Rule minimum requirement of $250,000; and Section 17(a) of the Exchange Act and Rule 17a-4 thereunder for failure to preserve electronic mail communications. InvestPrivate and one of the two other officers were also found to violate NASD rules with respect to the failure to implement, maintain, and enforce supervisory procedures reasonably designed to achieve compliance with federal securities laws and NASD rules.

NASD censured InvestPrivate, imposed fines totaling $215,000 (all paid in 2007), and required InvestPrivate to engage an independent consultant to evaluate InvestPrivate’s practices and procedures relating to private placement offerings, and to make necessary changes in response to the consultant’s recommendations.

Mr. Mathis and one of the officers each received a 30-day suspension from acting in a principal capacity for InvestPrivate, the other officer received a 10-day suspension, and InvestPrivate was suspended for 60 days from accepting new engagements to offer private placements. All suspensions were served in 2007 and all fines paid.

The part of the 2004 case that was severed concerned allegations only against Mr. Mathis, namely, that he willfully failed to amend his Form U4 (the securities industry registration form) to reflect the filing of certain personal federal tax liens totaling $634,436, willfully failed to disclose the tax liens on two initial Forms U4, and failed to disclose two customer complaints. In 2007, the FINRA Office of Hearing Officers (“OHO”) held that Mr. Mathis willfully failed to make required disclosures on Form U4 regarding his personal tax liens and failed to timely make disclosures on his Form U4 regarding certain customer complaints. (All of the underlying tax liabilities were paid in full by Mr. Mathis in 2003 and the liens were released in 2003.) Mr. Mathis received a three-month suspension, and a $10,000 fine for the lien nondisclosures. With respect to the non-willful late U4 filings relating to two customer complaints, he received an additional 10-day suspension (to run concurrently) plus an additional $2,500 fine. The suspension was completed on September 4, 2012, and all fines have been paid.

Mr. Mathis appealed the decision (principally with respect to the issue of whether his conduct was willful) to the FINRA National Adjudicatory Council (“NAC”). In 2008, NAC affirmed the OHO finding that Mr. Mathis willfully failed to disclose on his Form U4 his tax liens, extended the period in which Mr. Mathis was found to have willfully failed to amend his Form U4, and that he failed to amend timely his Form U4 to disclose a customer complaint and a customer-initiated action. Thereafter, Mr. Mathis appealed the NAC decision to the Securities and Exchange Commission, which in 2009 affirmed the finding of the NAC. Mr. Mathis appealed the SEC decision to the U.S. Court of Appeals, which affirmed the NAC finding in February 2012.

Under FINRA’s rules, the finding that Mr. Mathis was found to have acted willfully subjects him to a “statutory disqualification.” This means that he might no longer be permitted to continue to work in the securities industry. In September 2012, Mr. Mathis submitted to FINRA an application on Form MC-400 in which he sought permission to continue to work in the securities industry notwithstanding the fact that he is subject to a statutory disqualification. FINRA’s Membership Regulation Department had issued a recommendation in support of the application, and a hearing with respect to this application was held in Washington, D.C. on October 16, 2014 before a subcommittee of FINRA’s Statutory Disqualification Committee, and it is not known when a decision will be made. Were a denial of that application to occur, management does not believe there would be a material adverse effect on AWLD operations inasmuch as the regulatory ruling would not directly affect the Company’s real estate, wine, hospitality and related business segments. Mr. Mathis would be required to relinquish all of his duties and responsibilities with DPEC Capital, but that work could be transferred to other current (and possibly future) employees and could impact negatively the ability of the Company to raise investment capital.

Further, in the event the continued ownership of DPEC Capital by the Company adversely affected the Company’s other business segments or operations, or Mr. Mathis’s role at the Company would otherwise interfere with DPEC Capital’s ability to function as a registered broker-dealer, the Company would likely seek to divest DPEC Capital, for example, through a spin-off or sale. Management has not yet determined whether it could sell or spin off DPEC Capital, and if it could, whether it could do so on acceptable terms. It does not currently have a plan to divest itself of DPEC Capital and the Company has not developed an alternative operational plan in the event that Mr. Mathis is disqualified by FINRA, as we do not know the disposition of Mr. Mathis’s application to FINRA, which is subject to final approval by FINRA’s National Adjudicatory Council and the SEC.

Customer Arbitrations and Complaints

There are no pending customer arbitrations or complaints pertaining to DPEC Capital or any of its associated persons.

Pending Financial Disclosures

Mr. Mathis currently has two liens filed against him for unpaid taxes as disclosed on his Form U4. The majority of tax owed by Mr. Mathis resulted from the sale of a portion of his shares in Hollywood Burger Holdings, Inc., which Mr. Mathis liquidated in order to provide funds through a loan to the Company. Mr. Mathis has entered into payment plans with the IRS and is fully compliant with those plans. Mr. Mathis has made full payment of the tax owed to New York State and currently no amounts are outstanding with regard to taxes owed to New York State.

Further information about the disclosures reported by DPEC Capital and by Mr. Mathis is available from Broker Check at www.finra.org.

The Company and its management are not aware of any other regulatory or legal proceedings or investigations involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s stock is not currently quoted on the NYSE. There is currently no public trading market for the Company’s common stock.

The Company has paid no dividends to date on its common stock. The Company reserves the right to declare a dividend when operations merit. However, payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

There were approximately 680 holders of the Company’s common stock as of March 23, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,806,836	$2.85	1,801,371

Equity compensation plans not approved by security holders	-	-	-

Total	7,806,836	$2.85	1,801,371

Recent Sales of Unregistered Securities

In January 2014, the Company issued 10,485 shares of common stock to settle accounts payable to three separate persons for $19,061 or an average of $1.82 per share of common stock. No general solicitation was used in this offering. Two of the persons who were existing stockholders of AWLD had previously provided the Company with representations that they had sufficient knowledge and experience in financial, investment and business matters to be capable of evaluating the merits and risks of investment in the Company and able to bear the risk of loss and the third person was believed to be by the Company to have the same knowledge and experience and able to bear the risk of loss. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering. No commissions paid in connection with this issuance of securities. No Form D was filed for these transactions.

In February 2014, the Company issued 166,305 shares of common stock to settle cashless exercised options. Because this sale of securities was to employees and directors of the Company only, the investors had current information regarding the Company and no general solicitation was used in this offering. For these sales of securities, the Company relied on the exemptions from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering and Section 3(a)(9) of the Securities Act with respect to any security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No commissions were paid in connection with this issuance of securities. No Form D was filed for these transactions.

Also in February 2014, the Company issued 31,421 shares of common stock to settle an exercised option for a purchase price of $49,959 or $1.59 per share of common stock. Because this sale of securities was to employees and directors only, the investors had current information regarding the Company and no general solicitation was used in this offering. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering. No commissions were paid in connection with this share issuance. No Form D was filed for these transactions.

In March 2014, accredited investors converted $301,461 of their 10% convertible notes into 163,839 shares of Series A Preferred at a conversion price of $1.84 per share. During the same period, accredited investors converted principal and interest totaling $76.918 related to 12.5% convertible notes into 42,408 shares of Series A Preferred at a conversion price of $1.84 per share. For these sales of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. No commission was paid in connection with this share issuance. An initial Form D was filed with the SEC by the Company on October 11, 2012.

On March 13, 2014, we issued 21,454 shares of common stock at $2.25 per share to settle our 2013 obligation to our 401(k) profit-sharing plan. Because this sale of securities was to a retirement plan for Company employees and directors only, the investors had current information regarding the Company and no general solicitation was used in this offering. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering. No commissions were paid in connection with this share issuance. No Form D was filed for these transactions.

On April 9, 2014, AWLD signed an investment banking engagement agreement with National Securities Corporation, a FINRA-registered investment banking firm, whereby National Securities Corporation would provide investment banking advice and other general advisory services. In addition to a fee of $15,000, AWLD issued National Securities Corporation 50,000 shares of AWLD’s common stock as compensation for those services for the following six months. Because this sale of securities was to one accredited investor, the Company provided financial information about the Company and the risks of investing but did not make disclosures which are as complete or detailed as would be found in a prospectus or private placement memorandum subject to the specific disclosure rules of the Securities Act. No general solicitation was used in this offering. The investors provided the Company with representations that they had sufficient knowledge and experience in financial, investment and business matters to be capable of evaluating the merits and risks of investment in the Company and able to bear the risk of loss. For this sale of securities, the Company relied on the exemptions from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering. No commissions were paid in connection with this share issuance. No Form D was filed for this transaction.

Between January and May, 2014, the Company issued 2,130,734 Series A Preferred at $2.30 per share to accredited investors in a private placement transaction for gross proceeds of $4,900,677. The Company provided to investors the information required under Rule 502(b) of Regulation D promulgated under the Securities Act and no general solicitation was used in this offering. The investors provided the Company with representations that they had sufficient knowledge and experience in financial, investment and business matters to be capable of evaluating the merits and risks of investment in the Company and able to bear the risk of loss. For these sales of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under of the Securities Act with respect to transactions by an issuer not involving any public offering. Commissions of $490,067 were paid to DPEC Capital, Inc., the Company’s registered broker dealer subsidiary in connection with these share issuances. An initial Form D was filed with the SEC by the Company on October 11, 2012.

During April 2014 pursuant to a limited time offer, convertible note holders (all accredited investors) elected to exchange principal and interest totaling $495,703 into 269,189 shares of Series A Preferred (including principal and interest totaling $371,343, associated with notes held by the CEO, which was exchanged into 201,817 shares of Series A Preferred). The fair value of the equity securities issued exceeded the value of the extinguished debt by $123,432, which was recorded as a loss on extinguishment. The Company provided to investors the information required under Rule 502(b) of Regulation D promulgated under the Securities Act and no general solicitation was used in this offering. The investors provided the Company with representations that they had sufficient knowledge and experience in financial, investment and business matters to be capable of evaluating the merits and risks of investment in the Company and able to bear the risk of loss. For these sales of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under of the Securities Act with respect to transactions by an issuer not involving any public offering. No commissions were paid in connection with these share issuances. An initial Form D was filed with the SEC by the Company on October 11, 2012.

In July, 2014, an accredited investor converted $2,286 of its 10% convertible note into 1,536 shares of Series A Preferred at a conversion price of $1.84 per share. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. No commission was paid in connection with this share issuance. An initial Form D was filed with the SEC by the Company on October 11, 2012.

On July 14, 2014, the Company’s Registration Statement on Form 10 filed on May 14, 2014, as amended on July 3, 2014, August 13, 2014, September 23, 2014, October 23, 2014, and December 12, 2014 with the SEC became effective with the result that the Company became subject to the reporting requirements under Section 13 of the Securities Exchange Act of 1934. As a result and pursuant to the Company’s Amended and Restated Certificate of Designation of the Series A Preferred Stock, the 10,097,330 outstanding shares of Series A Preferred were automatically converted into 10,097,330 aggregate shares of common stock. As a result of the conversion, the investors were no longer eligible for dividends payments, and all liquidation preferences were extinguished. For these issuances of securities, the Company relied on the exemptions from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering and Section 3(a)(9) of the Securities Act with respect to any security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No commissions were paid in connection with this issuance of securities. No Form D was filed for these transactions.

On November 4, 2014, the Company issued 618,261 shares of Series A Preferred at $2.30 per share to accredited investors for gross proceeds of $1,422,000. No general solicitation was used in this offering. The shares of Series A Preferred were immediately converted to common shares on a one-for-one basis. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. Commissions in the form of cash of $142,200 and 122,149 warrants to purchase Series A Preferred valued at $232,634 were paid to DPEC Capital, Inc., the Company’s registered broker dealer subsidiary in connection with these share issuances. An initial Form D was filed with the SEC by the Company on October 11, 2012.

Between July and December 2014, we issued 1,607,400 shares of common stock to accredited investors by direct subscription for $2.00 per share or $3,214,798 of gross proceeds, in a private placement. No general solicitation was used in this offering. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. Commissions earned by DPEC Capital, Inc., the Company’s registered broker dealer subsidiary in connection with these share issuances, included $321,480 of cash commissions. An initial Form D was filed with the SEC on July 14, 2014 and an amended Form D was filed with the SEC on September 15, 2014.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not purchase any of our equity securities during the twelve months ended December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K filing. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Algodon Wines & Luxury Development Group, Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. See “Special Note - Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this Form 10-K filing. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Recent Developments and Trends

Investment in foreign real estate requires consideration of certain risks typically not associated with investing in the United States. Such risks include, trade balances and imbalances and related economic policies, unfavorable currency exchange rate fluctuations, imposition of exchange control regulation by the United States or foreign governments, United States and foreign withholding taxes, limitations on the removal of funds or other assets, policies of governments with respect to possible nationalization of their industries, political difficulties, including expropriation of assets, confiscatory taxation and economic or political instability in foreign nations or changes in laws which affect foreign investors. See also Item 1A—Risk Factors for more information.

In December 2011, the Argentine Congress passed Law 26.737 (Regime for Protection of National Domain over Ownership, Possession or Tenure of Rural Land) limiting foreign ownership of rural land, even when not in border areas, to a maximum of 15 percent of all national, provincial or departmental productive land. Every non-Argentine national must request permission from the National Land Registry of Argentina in order to acquire non-urban real property. Additionally, no foreign individual or entity can acquire more than 30 percent within the allowed 15 percent of the total land of the department.

As approved, the law has been in effect since February 28, 2012 but is not retroactive. Furthermore, the general limit of 15 percent ownership by non-nationals must be reached before the law is applicable and each provincial government may establish its own maximum area of ownership per non-national.

In the Mendoza province, the maximum area allowed per type of production and activity per non-national is as follows: Mining—25,000 hectares (61,776 acres), cattle ranching—18,000 hectares (44,479 acres), cultivation of fruit or vines—15,000 hectares (37,066 acres), horticulture—7,000 hectares (17,297 acres), private lot—200 hectares (494 acres), and other—1,000 hectares (2,471 acres). A hectare is a unit of area in the metric system equal to approximately 2.471 acres. However, these maximums will only be considered if the total 15 percent is reached. Although currently, the area under foreign ownership in Mendoza is approximately 8.6 percent, this law may apply to the Company in the future, and could affect the Company’s ability to acquire additional real property in Argentina. Currently, the Company owns Argentine rural land through two legal entities, including one entity that owns 780 hectares (1,880 acres) and another that owns 54 hectares (130 acres), all of which is considered land held for cultivation of fruit or vines. Because the maximum area for this type of land allowed per non-national is 25,000 hectares, the Company is compliant with the law’s limit, were it to apply today. Costs of compliance with the law may be significant in the future.

Currently AWLD is developing lots for sale to third party builders and is not engaged in any construction activity. The first three private homes at Algodon Wine Estates have been delivered to their owners while two remain under construction. Two additional homes are slated to begin construction. Eighteen lots have been either sold, or are currently in advanced negotiations. The Company expects to close on the sale of twelve lots and anticipates recording the deeds as early as the third quarter 2015. To date, no deeds have yet to be issued. As of December 31, 2014, the Company has $1,229,029 of lot deposits for pending sales.

As reflected in our consolidated financial statements we have generated significant losses of $9,063,427 and $8,792,830 for the years ended December 31, 2014 and 2013, respectively, consisting primarily of general and administrative expenses, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for these years stating that we have not achieved a sufficient level of revenues to support our business and have suffered recurring losses from operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. Our business strategy may not be successful in addressing these issues and there can be no assurance that we will be able to obtain any additional capital. If we cannot execute our business plan (including acquiring additional capital), our stockholders may lose their entire investment in us. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increasing marketing our products and continuing the development of our real estate holdings.

The Chairman and CEO of AWLD, Scott Mathis, is currently subject to a regulatory matter which could result in him becoming statutorily disqualified from participating in the securities industry. See Risks Associated with DPEC Capital’s Business. Were that to occur, Mr. Mathis would be required to resign all positions that he has with DPEC Capital, Inc. He will cease being a registered representative and principal of the firm, he will resign as an officer and director of DPEC Capital, Inc., and he will not in any way be involved in the business or operations of the firm. While Mr. Mathis’s duties and responsibilities with DPEC Capital could be transferred to other current (and possibly future) employees, the ability of DPEC Capital to raise investment capital for the Company may be diminished, and in turn could have an adverse effect on the Company’s ability to conduct operations or expand and develop its business.

Further, in the event the continued ownership of DPEC Capital by the Company adversely affected the Company’s other business segments or operations, or Mr. Mathis’s role at the Company would otherwise interfere with DPEC Capital’s ability to function as a registered broker-dealer, the Company would likely seek to divest DPEC Capital, for example, through a spin-off or sale. Management has not yet determined whether it could sell or spin off DPEC Capital, and if it could, whether it could do so on acceptable terms. The Company currently has no plans to divest itself of DPEC Capital. The Company has not developed an alternative operational plan in the event that Mr. Mathis is disqualified by FINRA, as we do not know the disposition of Mr. Mathis’s application to FINRA, which is subject to final approval by FINRA’s National Adjudicatory Council and the SEC. See Item 3 - Legal Proceedings for more information.

Financings

In 2013, we raised, net of repayments, approximately $4,359,000 of new capital through the issuance of debt and equity. We used the net proceeds from the closings of these private placement offerings for general working capital and capital expenditures.

In 2014, we raised, net of repayments, approximately $7,295,000 of new capital through the issuance of debt and equity. We used the net proceeds from the closings of these private placement offerings for general working capital and capital expenditures.

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

Consolidated Results of Operations

Year ended December 31, 2014 Compared to the Year ended December 31, 2013

The following table represents selected items in our consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively:

	For the Years Ended
	December 31,
	2014	2013

Sales	$2,114,912	$2,844,101
Cost of sales	(2,127,086)	(2,613,998)
Gross (loss) profit	(12,174)	230,103
Operating Expenses
Selling and marketing	335,754	283,628
General and administrative	7,910,767	7,420,431
Depreciation and amortization	279,082	533,630
Total operating expenses	8,525,603	8,237,689
Loss from Operations	(8,537,777)	(8,007,586)

Other Expenses
Interest expense, net	305,524	406,721
Loss on extinguishment of convertible debt	220,126	378,523
Total other expenses	525,650	785,244
Net Loss	(9,063,427)	(8,792,830)

Overview

We reported net losses of approximately $9.1 million and $8.8 million for the years ended December 31, 2014 and 2013, respectively, reflecting an increase of approximately $0.3 million or 3%. Our operations were impacted by both, the devaluation of the Argentine Peso, and increases in general and administrative expense partially offset by decreases in depreciation and amortization expense, interest expense, and a decrease in losses from the extinguishment of convertible debt.

Revenues

Revenues were approximately $2.1 million and $2.8 million during the years ended December 31, 2014 and 2013, respectively, reflecting a decrease of approximately $700,000 or 25%. Decreases in revenues primarily resulted from the impact of the decline in the value of the Argentine peso (“ARS”) vis-à-vis the U.S. dollar during 2014. There was an average devaluation of the Argentine peso of 2.64 from 5.47 for the year ended December 31, 2013 to 8.11 for the year ended December 31, 2014, which decreased the average worth of the Argentine peso from US $0.18 to $0.12. Total sales from Argentina were ARS 16.6 million during the year ended December 31, 2014 as compared to ARS 13.3 million during the year ended December 31, 2013, reflecting a net increase of ARS 3.3 million or 25%. Hotel room and event revenues were approximately ARS 7.3 million and 6.5 million during the years ended December 31, 2014 and 2013, respectively, representing an increase of ARS 800,000, or 12% due to higher occupancy and average room rates. Restaurant revenues were approximately ARS 4.8 million and 3.6 million during the years ended December 31, 2014 and 2013, respectively, representing an increase of ARS 1.2 million, or 33%. Winemaking revenues were approximately ARS 3.5 million and 2.5 million during the years ended December 31, 2014 and 2013, respectively, representing an increase of ARS 1.0 million or 40%, resulting from an expansion of distribution channels and additional investments in marketing and sales staff. The devaluation of the Argentine peso resulted in a loss of approximately $1,055,000, obtained by multiplying the change in average dollar equivalent of the Argentine peso with the total sales figure for the year ended December 31, 2013. The loss on currency translation was offset by a gain of approximately $140,000 from the increase in sales.

Gross profit

We generated a gross loss of approximately $12,000 for the year ended December 31, 2014 as compared to a gross profit of approximately $230,000 for the year ended December 31, 2013, primarily related to the devaluation of the peso during 2014. Further, the restaurant and golf and tennis business units at AWE realized negative margins in 2014, due to significant fixed costs (i.e. depreciation on golf courses and tennis courts) related to these business units. The restaurant and golf and tennis are kept open every day at a loss, in order to support the image of the winery.

Selling and marketing expenses

Selling and marketing expenses were approximately $336,000 and $284,000, for the years ended December 31, 2014 and 2013, respectively, representing an increase of approximately $52,000 or 18%. The increase is primarily due to expenses related to promoting our international wine sales, including meeting with potential importers and distributors, as well as potential wine clients and investors in China, the Middle East and Europe.

General and administrative expenses

General and administrative expenses were approximately $7,911,000 and $7,420,000 for the years ended December 31, 2014 and 2013, respectively, an increase of $491,000 or 7%. This increase is primarily related to additional non-recurring legal, consulting and accounting fees incurred in connection with becoming and being a public reporting company, and various SEC filing requirements, increased networking with investors and increases in directors and officers liability insurance expense.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $279,000 and $534,000 during the years ended December 31, 2014 and 2013, respectively, a decrease of $255,000 or 48%. It should be noted that there is approximately $188,000 and $175,000 of additional depreciation and amortization expense included within cost of sales during the years ended December 31, 2014 and 2013, respectively. Most of our property and equipment is located in Argentina and the gross cost being depreciated declined year-over-year due to the devaluation of the Argentine peso relative to the United States dollar.

Interest expense, net

Interest expense was approximately $306,000 and $407,000 during the years ended December 31, 2014 and 2013, respectively, representing a decrease of $101,000, or 25%. The decrease was primarily attributable to the decrease in principal balances due on convertible notes, due to the conversion of the notes to equity.

Loss on extinguishment of convertible debt

Loss on extinguishment of convertible debt was approximately $220,000 and $379,000 during the years ended December 31, 2014 and 2013, respectively. The extinguishment losses resulted from the excess of the fair value of the issued Series A Preferred over the carrying value of the exchanged convertible notes that was not pursuant to the original terms of the convertible notes. The total shares of Series A Preferred received by exchanging convertible note holders were 476,972 and 795,077 during the years ended December 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	For the Years Ended
	December 31,
	2014	2013

Cash	$442,725	$207,418

Working Capital Deficiency	$(1,897,344)	$(3,474,474)

Based upon our working capital situation as of December 31, 2014, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2014 and 2013, we have relied primarily on debt and equity private placement offerings to third party independent, accredited investors to sustain operations. These offerings were conducted by our wholly-owned subsidiary DPEC Capital, Inc. Additionally, from time to time, we secured individual, direct loans from our CEO and other shareholders.

 We issued 2,748,995 and, 1,561,534 shares of Series A Preferred at $2.30 per share to accredited investors in private placement transactions during the years ended December 31, 2014 and 2013, respectively. Cash proceeds of $5,532,877 and $4,083,275 during the years ended December 31, 2014 and 2013, respectively, were attributable to the preferred stock offering. The difference between these amounts and the cited shares times $2.30 per share is due to (a) conversions of notes with no new cash proceeds, and (b) cash deposits received prior to the closing of the subscription. In addition, we issued 1,223,349 shares of common stock at $2.00 per share to accredited investors in a private placement offering, for gross proceeds of $2,446,697.

 The proceeds from these financing activities were used to fund our existing operating deficits, legal and accounting expenses in preparation of becoming and being a public company, capital expenditures associated with our real estate development projects, enhanced marketing efforts to increase revenues and the general working capital needs of the business. We will need to raise additional capital in order to meet our future liquidity needs for operating expenses, capital expenditures for the winery expansion and to further invest in our real estate development. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations.

Sources and Uses of Cash for the Years Ended December 31, 2014 and 2013

Net Cash Used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2014 and 2013, amounted to approximately $7,052,000 and $4,544,000, respectively. During the year ended December 31, 2014 the net cash used in operating activities was primarily attributable to the net loss of approximately $9,063,000, adjusted for approximately $1,666,000 of non-cash expenses and partially offset by approximately $345,000 cash provided by changes in the levels of operating assets and liabilities. During the year ended December 31, 2013, the net cash used in operating activities was primarily attributable to the net loss of approximately $8,793,000, adjusted for $3,132,000 of net non-cash expenses, partially offset by $1,117,000 provided by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2014 and 2013 amounted to approximately $654,000 and $202,000, respectively, and was primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2014 and 2013 amounted to approximately $7,294,000 and $4,359,000, respectively. For the year ended December 31, 2014, the net cash provided by financing activities resulted primarily from the issuance of equity for net proceeds of approximately $8,030,000, partially offset by net repayments of debt of approximately $736,000. For the year ended December 31, 2013, the net cash provided by financing activities resulted primarily from the issuance of equity for net proceeds of $4,083,000, plus new borrowings, net of repayments, of $276,000.

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

Based on current cash on hand and subsequent activity as described herein, our cash-on-hand only allows us to operate our business operations on a month-to-month basis. Because of our limited cash availability, we have scaled back our operations to the extent possible. While we are exploring opportunities with third parties and related parties to provide some or all of the capital we need, we have not entered into any agreement to provide us with the necessary capital. Historically, the Company has been successful in raising funds to support our capital needs. If we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2014 and 2013 consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information required by paragraph (a)(5) of this Item.

Critical Accounting Policies and Estimates

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, we must make estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates and assumptions are the valuation of equity instruments, the useful lives of property and equipment and reserves associated with the realizability of certain assets.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound). There has been a steady devaluation of the Argentine peso relative to the United States dollar in recent years. Assets and liabilities are translated into U.S. dollars at the balance sheet date (8.5411 and 6.5049 at December 31, 2014 and 2013, respectively) and revenue and expense accounts are translated at a weighted average exchange rate for the period or for the year then ended (8.1095 and 5.4714 for the years ended December 31, 2014 and 2013, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income. Losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of $223,904 and $259,864 for the years ended December 31, 2014 and 2013, respectively, are recognized in operating results in the consolidated statements of operations. We engage in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

 A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The cumulative inflation rate for Argentina over the last three years approximated 44%.

Inventory

Inventories are comprised primarily of “vineyard in process,” “wine in process,” “finished wine,” plus food and beverage items and are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the creation of products for resale, are recorded as inventory. “Vineyard in process” represents the monthly capitalization of farming expenses (including farming labor costs, usage of farming supplies and depreciation of the vineyard and farming equipment) associated with the growing of grape, olive and other fruits during the farming year which culminates with the February/March harvest. “Wine in process” represents the capitalization of costs during the winemaking process (including the transfer of grape costs from vineyard in process, winemaking labor costs and depreciation of winemaking fixed assets, including tanks, barrels, equipment, tools and the winemaking building). “Finished wines” represents wine available for sale and includes the transfer of costs from wine in process once the wine is bottled and labeled. Other inventory represents olives, other fruits, golf equipment and restaurant food.

In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, we reduce the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. Our estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for our products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. Inventory write-downs recorded during 2014 and 2013 were negligible.

 Property and Equipment

Investments in property and equipment are recorded at cost. These assets are depreciated using the straight-line method over their estimated useful lives as follows:

Buildings	10-30 years
Computer hardware and software	3-5 years
Furniture and fixtures	3-10 years
Machinery and equipment	3-20 years
Vineyards	7-20 years
Leasehold improvements	3-5 years

  We capitalize internal vineyard improvement costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Expenditures for repairs and maintenance are charged to operating expense as incurred. The cost of properties sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts at the time of disposal and the resulting gains and losses are included as a component of operating income. Real estate development consists of costs incurred to ready the land for sale, including primarily costs of infrastructure as well as master plan development and associated professional fees. Such costs will be allocated to individual lots proportionately based on square meters and those allocated costs will be derecognized upon the sale of individual lots. Given that they are not currently in service, capitalized real estate development costs are currently not being depreciated. Land is an inexhaustible asset and is not depreciated.

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on financial reporting dates and vesting dates until the service period is complete. The fair value amount of the shares expected to ultimately vest is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The guidance requires other comprehensive income (loss) to include foreign currency translation adjustments.

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. There were no impairments of long-lived assets for the years ended December 31, 2014 and 2013, respectively.

Segment Information

The FASB has established standards for reporting information on operating segments of an enterprise in interim and annual financial statements. The Company operates in one segment which is the business of real estate development in Argentina. The Company’s chief operating decision-maker reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating segment. Certain activities of the Company such as the U.S. Broker Dealer Operations, is considered a service or support division to the Company, by providing capital raising efforts substantially to support the AWLD real estate development activities, and is not considered a business for segment purposes.

Revenue Recognition

We earn revenues from our real estate, hospitality, food & beverage, broker-dealer and other related services. Revenue from rooms, food and beverage, and other operating departments are recognized as earned at the time of sale or rendering of service. Cash received in advance of the sale or rendering of services is recorded as advance deposits or deferred revenue on the consolidated balance sheets. Deferred revenues associated with real estate lot sale deposits are recognized as revenues (along with any outstanding balance) when the lot sale closes and the deed is provided to the purchaser. Other deferred revenues primarily consist of deposits accepted by us in connection with agreements to sell barrels of wine. These wine barrel deposits are recognized as revenues (along with any outstanding balance) when the barrel of wine is shipped to the purchaser. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis with revenues in the consolidated statements of operations.

Income Taxes

We account for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Additionally, we establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU addresses the requirements regarding the financial statement presentation of an unrecognized tax benefit within ASC Topic 740 for the purpose of providing consistency between the financial reporting of U.S. GAAP entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for periods beginning after December 15, 2013 and is not expected to have a material impact on our consolidated financial statements or disclosures.

In May 2014, the FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as prescribed in this ASU. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, "Compensation - Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not anticipate that the adoption of ASU 2014-12 will have a material impact on our financial statements.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the related notes to the financial statements called for by this item appear beginning with the Table of Contents on Page F-1 at the end of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Accounting Officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Accounting Officers concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective.

Management’s Assessment of Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Material Weakness in Internal Control Over Financial Reporting and Status of Remediation Efforts

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management’s authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

However, our management has determined that as of December 31, 2014, we had a material weakness in our internal control over financial reporting due to the fact that we did not have the appropriate resources with the appropriate level of experience and sufficient resources to provide oversight over the timely preparation and review of schedules necessary for the preparation of our financial statements and to make certain U.S. GAAP accounting judgments. A material weakness is a control deficiency, or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis.

Notwithstanding the existence of this material weakness described above, our management has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP. Our Chief Executive Officer and Chief Financial Officer have certified to their knowledge that this Annual Report on Form 10-K does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Annual Report. We have discussed this material weakness with our independent registered public accounting firm.

In order to remediate this material weakness, we have taken, or are taking, the following actions:

•	we plan to appoint additional directors to our Board of Directors, all of whom meet the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934 and at least one director who qualifies as financially sophisticated as required by Section 803B(2)(a)(iii) of the NYSE MKT Company Guide as well as begin to utilize our audit committee of the Board of Directors effective April 15, 2015 to provide an oversight role in the establishment and monitoring of required internal controls and procedures;
•	during 2015, we expect to recruit and hire additional accounting staff with technical expertise to ensure the proper application of U.S. GAAP and international experience, and expect to continue to expand our finance and accounting staff and to enhance our financial reporting systems;
•	we are implementing revised policies and procedures and enhancing our review of complex collaboration transactions to ensure consistent application of U.S. GAAP and enhanced internal control over financial reporting; and
•	we are increasing the level of preparation and review of our financial statements, and in connection therewith, we are implementing additional control procedures as part of our quarter and year-end close processes as well as adding resources.

We are in the process of developing a plan for testing our internal controls and management’s related assessment of internal control over financial reporting as provided under Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to correct the material weakness we have identified prior to the end of fiscal year 2015, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting, we will be required to conclude and report that our internal control over financial reporting is not effective as of that date and investor confidence and our stock price could be adversely affected. Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company or until we are no longer a non-accelerated filer as defined in Rule 12b-2 under the Exchange Act, whichever is later, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, during the fiscal quarter ended December 31, 2014, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

 ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE

The management team of the Company is led by executives who have experience in real estate investment, hotel management, broker-dealer operations and identifying and pursuing investment opportunities. The management team will be assisted by the Company’s key personnel and advisors, who together with their experience and expertise are also discussed below.

Name	Age	Entity	Title	Year Appointed
Scott L. Mathis	52	AWLD	Chairman, Chief Executive Officer, President, Treasurer	April, 1999
		CAP	Chairman, Chief Executive Officer, President, Treasurer, Secretary (4)	March, 2001
		MCAR	Chairman, Chief Executive Officer, President	November, 2009
		TAR	General Manager (1)	December, 2007
		APII	General Manager (1)	March, 2009
		AWE	General Manager (1)	July, 2007

Mark G. Downey	49	AWLD	Chief Financial Officer, Chief Operating Officer, and Secretary (3)	May, 2014
		CAP	Financial and Operations Principal (3)	May, 2014
		MCAR	Treasurer, Secretary (3)	May, 2014
		TAR	Alternate Manager (1)(3)	May, 2014
		APII	Alternate Manager (1)(3)	May, 2014
		AWE	Alternate Manager (1)(3)	May, 2014

Tim F. Holderbaum	40	AWLD	Executive Vice President and Chief Financial Officer, Secretary (2), VP Marketing and Operations, Marketing Manager Senior VP and Comptroller	August 2006 - May, 2014 May 2003 - August 2006
		CAP	Financial and Operations Principal (2)(4)	April 2000 to May 2003
		MCAR	Treasurer, Secretary (2)	June, 2005 - May, 2014
		TAR	Alternate Manager (1)(2)	November, 2009 - May, 2014
		APII	Alternate Manager (1)(2)	March, 2008 - May, 2014
		AWE	Alternate Manager (1)(2)	March, 2008 - May, 2014

Julian H. Beale	80	AWLD	Director	April, 1999
		CAP	Director	February, 2001
		MCAR	Director	November, 2009

Peter J.L. Lawrence	81	AWLD	Director	April, 1999
		CAP	Director	February, 2001
		MCAR	Director	November, 2009
		AEU	Director	November, 2009

Keith T. Fasano	47	CAP	Managing Director,	March, 2001
		CAP	Chief Compliance Officer	February, 2010

Pedro D. Bernacchi	52	AWE	Chief Operating Officer	September, 2011

Sergio O. Manzur Odstrcil	46	TAR	Chief Financial Officer	March, 2011
		APII	Chief Financial Officer	March, 2011
		AWE	Chief Financial Officer	September, 2010
		AEU	Chief Financial Officer	August, 2013

Anthony Foster	71	AEU	Director	November, 2009

(1)	Translation of Argentine statutory corporate office.

(2)	Mr. Holderbaum resigned from his positions effective May 19, 2014.

(3)	Mr. Downey’s appointment was effective May 19, 2014.

(4)	In accordance with a three-month FINRA-ordered suspension, Mr. Mathis resigned all positions he held with DPEC Capital, Inc. on May 30, 2012 and Mr. Holderbaum was appointed CEO, Treasurer & Secretary and also continued to act as Financial and Operations Principal. In September 2012, Mr. Holderbaum resigned his positions as CEO, Treasurer & Secretary and remained as Financial and Operations Principal and Mr. Mathis was reappointed as CEO, Treasurer & Secretary of DPEC Capital, Inc.

Executive Officers

Scott L. Mathis. Mr. Mathis is the founder of AWLD and has served as Chief Executive Officer and Chairman of the Board of Directors since its inception in April 1999. Mr. Mathis has over five years’ experience serving as Chief Executive Officer and Chairman of the Board of Directors of Mercari Communications Group, Ltd., a public company. Mr. Mathis is also the founder, Chief Executive Officer, and Chairman of IPG, AGP and various other affiliated entities and assumed executive positions at DPEC Capital, Inc. in March 2001. Since July 2009, Mr. Mathis has served as the Chief Executive Officer and Chairman of Hollywood Burger Holdings, Inc., a company he founded which is developing Hollywood-themed American fast food restaurants in Argentina and the United Arab Emirates. Since June 2011, Mr. Mathis has also served as the Chairman and Chief Executive Officer of InvestBio, Inc., a former subsidiary of AWLD that was spun off in 2010. Including his time with AWLD and its subsidiaries, Mr. Mathis worked for over 25 years in the securities brokerage field. From 1995-2000, he worked for National Securities Corporation and The Boston Group, L.P. Before that, he was a partner at Oppenheimer and Company and a Senior Vice President and member of the Directors Council at Lehman Brothers. Mr. Mathis also worked with Alex Brown & Sons, Gruntal and Company, Inc. and Merrill Lynch. Mr. Mathis received a Bachelor of Science degree in Business Management from Mississippi State University. The determination was made that Mr. Mathis should serve on AWLD’s Board of Directors due to his executive level experience working in the real estate development industry and in several consumer-focused businesses, as well as his extensive experience in the securities brokerage and investment banking fields. He has also served on the board of directors of a number of non-public companies in the biotechnology industry.

Mark G. Downey. Mr. Downey serves as the Chief Financial Officer and Chief Operating Officer of AWLD since May 19, 2014. He joins AWLD, with over 25 years’ experience in the financial services industry, including more than 15 years as a Chief Financial Officer within the metro New York area. Most recently, Mr. Downey served as Director of Financial Services at CFO Consulting Partners LLC since 2012. He has held numerous senior executive positions as CFO, COO, Treasurer and Head of Credit at Dahlman Rose & Co. from 2010 to 2011, Tullett Prebon Americas from 2006 to 2009, LaBranche Financial Services Inc. and Commerzbank AG. He has managed and directed the financial, operational and strategic due diligence, pre-deal and post-deal integration of five domestic and two international merger and acquisition entities, and two domestic carve-outs as well as opened up several global (London, Hong Kong and Canada) and domestic (Chicago and Palm Beach) offices. He has built up two finance, operations, credit and treasury groups from inception and successfully consolidated two finance and operations groups. In addition to his executive management experience, he served as a senior-level manager for approximately 13 years at global financial firms including Schroder & Co. and Deutsche Bank Securities Corp. Mr. Downey, a CPA and a Series 27 FINOP, started his career at Coopers and Lybrand. He holds a B.B.A. in Accounting from Iona College and is a member of the American Institute of Certified Public Accountants and New York State Society of Certified Public Accountants.

Julian H. Beale. Mr. Beale has served as a director of AWLD since its inception in April 1999. Since 1996, Mr. Beale has managed his own investments, which include listed “blue chip” shares, numerous speculative stocks, and real estate. Mr. Beale has over 10 years’ experience serving as a director of Adacel Technologies Ltd., an Australian Stock Exchange listed company that provides air traffic simulations, training, and management activities. Mr. Beale is also a director of Private Branded Beverage Ltd., a private company, and since July 2009 a director of InvestBio, Inc. After 14 years in engineering and after forming a plastics processing company that he built to employ more than 200 people, Mr. Beale has since the early 1970’s been involved in consulting and investing. In 1977, he was part of a consortium that purchased what became the Moonie Oil Company, a resources corporation that had interests in petroleum production. In 1984, he entered Federal Parliament (Australia). During his 11 years in politics, he held many Shadow Minister portfolios (i.e., cabinet level position with minority party). He has a Bachelor of Engineering degree from Sydney University, Australia and an MBA from Harvard University. The determination was made that Mr. Beale should serve on AWLD’s Board of Directors due to his experience as a director for other public companies and as an investor in real estate.

Peter J.L. Lawrence. Mr. Lawrence has served as a director of AWLD since its inception in April 1999. Since 2000, Mr. Lawrence has been a director of Sprue Aegis plc, a U.K. company traded on the London Stock Exchange that designs and sells smoke and carbon monoxide detectors for fire-fighters principally in the U.K.; Chairman of Infinity IP, a private company involved with intellectual property and distribution in Australasia; and director of Hollywood Burger Holdings, Inc. Since June 2001, he has served as a director of InvestBio, Inc. Until recently, Mr. Lawrence was Chairman of Polastar plc, a UK company that specializes in the development, manufacture and sale of a patent- pending intelligent low-location lighting system. Prior to joining Polastar, Mr. Lawrence served as the Chairman of Associated British Industries plc, a company that manufactured car engine and aviation jointings and sealants for both original equipment manufacturers and after markets, specialty waxes and anti-corrosion coatings for the automotive tire and plastics industries. The company was acquired for £40 million in 1995 by AlliedSignal Corp. which was later acquired by Honeywell. Mr. Lawrence has additional experience as a director of a publicly-traded company by serving as a director of Beacon Investment Trust PLC, a London Stock Exchange-listed company from 2003 to June 2010. Beacon invested in small and recently floated companies on the Alternative Investment Market of the London Stock Exchange. Mr. Lawrence served on the investment committee of ABI Pension fund for 20 years as well as the investment committee of Coram Foundation Children Charity founded in 1939 as the Foundling Hospital from 1977 to 2004. He received a Bachelor of Arts in Modern History from Oxford University where he graduated with honors. The determination was made that Mr. Lawrence should serve on AWLD’s Board of Directors due to his experience as an investor in smaller public companies and service as a director for a number of public companies.

Additional Key Personnel

Keith T. Fasano. Mr. Fasano was appointed Chief Compliance Officer of DPEC Capital, Inc. in February 2010. Since 2001, Mr. Fasano has served as a Managing Director at DPEC Capital, where his responsibilities have involved offering private equity investment opportunities to individual investors. Mr. Fasano has over 20 years of experience in the securities industry, particularly with managing portfolios for institutional and high net-worth individuals. He also assisted with the founding of Hollywood Burger Holdings, Inc. in 2009 and since then has continued to provide services to that company. Previously, Mr. Fasano held similar positions at Gilford Securities, Whale Securities, and Lehman Brothers. Mr. Fasano received his Bachelor of Arts in Economics from Rutgers University.

Pedro D. Bernacchi. Algodon Wine Estates Vineyard Living, Chief Operating Officer. As Algodon’s Chief Operating Officer since September 2011, Mr. Bernacchi’s responsibilities include the general management of the development, generating vineyard home sites and lot sales, and coordinating sales and operations of hospitality services and wine sales, while maintaining the standards and quality for which the Algodon brand represents. He actively works with international brokers and marketing experts to further build our brand recognition and reputation, paying particular attention to Algodon’s commitment to providing the highest quality services, wines and investment opportunities. A native of Buenos Aires, Mr. Bernacchi has lived in San Rafael for the past six years. Before committing full time to Algodon, he served from January 2006 to December 2011 as the CEO of Grupo PBA, a real estate firm administering to both residential and commercial agricultural real estate. With over 20 years of entrepreneurial experience, including real estate brokerage and consulting in tourism and other commercial businesses through his business, Cerros & Bahias between 1991 and 2006, he is an experienced realtor and specializes in external management for commercial projects in Mendoza, Patagonia and Buenos Aires.

Sergio O. Manzur Odstrcil. Algodon Mansion & Algodon Wine Estates, Chief Financial Officer. Mr. Manzur Odstrcil is a Certified Public Accountant whose professional experience includes administration and management positions with companies in Argentina, Brazil, Mexico and Chile. As CFO for all of AWLD’s Argentine subsidiaries, he is responsible for day-to-day management including financial planning and analysis, overseeing the implementation of financial strategies for the corporation, and for ensuring prudent corporate governance. Prior to joining Algodon, Mr. Manzur Odstrcil was the Administration and Finance Director for Bodega Francois Lurton since May 2007, where he was responsible for the design and development of a financial debt strategy and negotiations with banks and strategic suppliers to obtain credits. He was also responsible for the organization of new funding to the company for $ 4 million and also served as a member of the company’s executive committee. From March 2002 to September 2006 he previously held the position of Country Controller for the Boston Scientific Corporation (BSC) in Chile, and prior to that he served as Controller for Southern Cone BSC in Buenos Aires and Mexico City. He also served as Senior Financial Analyst for BSC’s Latin American Headquarters in Buenos Aires, as well as in Sao Paulo, Brazil, and prior to that he served as BSC’s Accountant Analyst in Buenos Aires. Mr. Manzur Odstrcil began his career at Cerveceria y Malteria Quilmes in Argentina from 1997 to 1998. He obtained his MBA at INCAE in Costa Rica in 1996, and received his CPA from the Universidad Nacional de Tucumán, San Miguel de Tucumán, Argentina in 1994.

Advisors

Jasper A. van Duuren. Mr. van Duuren is the owner and managing director of Van Duuren Districenters BV, a European road-based transportation management company in the Netherlands. His company manages major European distribution centers for NSK, Yanmar, Diesel Jeans, Cisco, Proctor & Gamble, and many others. Prior to joining AGP he was the owner and managing director of Van Duuren International B.V.; Nederlandse Pakket Dienst Amsterdam B.V.; and Van Duuren Warehousing B.V. In 2000 these companies were sold to Royal Mail and Mr. van Duuren was appointed Director of Logistics Division of the Royal Mail subsidiaries. Mr. van Duuren has extensive experience and expertise in the real estate sector with a focus in commercial real estate. He is currently working on other major development projects, including a golf course in Spain and private residences in Antigua. He holds a Bachelor in Economics and Business Administration from the HEAO in Alkmaar, Netherlands.

Steven A. Moel, M.D., J.D. Senior Business Advisor, AWLD. Dr. Moel is a transactional attorney in private practice in Santa Barbara, California, and he serves as counsel and/or as an officer for many corporations and non-profits. He is presently: a member of the Board of Directors of Hollywood Burger Holdings, Inc.; Vice-President, Business Development and Mergers & Acquisitions of Virgilian, LLC (nutraceuticals/agricultural); Business Advisor and Vice-President, Finance, of viaMarket Consumer Products, LLC (manufacturer of consumer products); Vice-President, Business Development of Employment in Australia, LLC (immigrant worker/industry connections); Vice-President, Business Development and Senior Business Advisor of Agaia LLC (green cleaning products); and on the Advisory Board of Mahlia Collection (jewelry design/manufacturing). Previously, Dr. Moel has served as: CEO of U.S. Highland, which is traded on NASDAQ (UHLN) (motorcycles, motorsports); President, Chief Operating Officer and Executive Director of American Wine Group (wine production/distribution); Chairman of the Board and Chief Operating Officer of WayBack Granola Company (granola manufacturing); member of the Board of Directors of Grudzen Development Corp. (real estate); Chief Operating Officer and Chairman of the Board of Paradigm Technologies (electronics/computer developer); and President and Chief Executive Officer of Sem-Redwood Enterprises (stock pool). He was also a founder of Akorn, Inc., a biotechnology/ pharmaceutical company which is traded on the NASDAQ (AKRX), where he served as a Director on the Executive Board, and Vice-President of Mergers and Acquisitions. Dr. Moel is also a Board Certified Ophthalmologist who was in academic and private practice and has edited and authored multiple journal articles, medical studies, and text books, and is an Emeritus Fellow of the American Academy of Ophthalmology. His academic history includes University of Miami in Florida, the Santa Barbara College of Law, and West Virginia University Medical School.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Term of Office

Each director will hold office until the next annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal.

Involvement in Certain Legal Proceedings

See Item 3—Legal Proceedings.

Corporate Governance

In considering its corporate governance requirements and best practices, the Company looks to the NYSE MKT Listed Company manual. The manual is available through the Internet at http://wallstreet.cch.com/MKT/CompanyGuide/.

Board’s Role and the Role of the Audit Committee in Risk Oversight

While management is charged with the day-to-day management of risks that the Company faces, the Board of Directors and as of April 15, 2015 the audit committee are responsible for oversight of risk management. The full Board and the audit committee as of April 15, 2015 have responsibility for general oversight of risks facing the Company. Specifically, the audit committee will review and assess the adequacy of the Company’s risk management policies and procedures with regard to identification of the Company’s principal risks, both financial and non-financial, and review updates on these risks from the Chief Financial Officer and the Chief Executive Officer. The audit committee will also review and assess the adequacy of the implementation of appropriate systems to mitigate and manage the principal risks.

Review and Approval of Transactions with Related Parties

On March 24, 2015 and effective April 15, 2015, the Board adopted a policy requiring that disinterested directors approve transactions with related parties which are not market-based transactions. Generally, the Board of Directors will approve transactions only to the extent the disinterested directors believe that they are in the best interests of the Company and on terms that are fair and reasonable (in the judgment of the disinterested directors) to the Company.

Audit Committee

The Board of Directors approved the Audit Committee Charter on March 24, 2015 to be effective April 15, 2015, in accordance with Section 3(a)(58)(A) of the Exchange Act and NYSE MKT Rule 803(B) as modified for smaller reporting companies by NYSE MKT Rule 801(h). The Audit Committee was established to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements.

The members of our Audit Committee will be Messrs. Beale and Lawrence. Mr. Lawrence will be chairman of the Audit Committee. The Board of Directors has determined that Julian H. Beale and Peter J.L. Lawrence were independent under SEC Rule 10A-3(b)(1) and NYSE MKT Rule 802(a). Management has determined that all members of the Audit Committee are “financially literate” as interpreted by management. No members of the audit committee have been qualified as an audit committee financial expert, as defined in the applicable rules of the SEC because the Board believes that the Company’s status as a smaller reporting company does not require expertise beyond financial literacy.

Because the Audit Committee is not in effect until April 15, 2015, the full Board of Directors has reviewed and discussed the audited financial statements appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2014, with AWLD management. Management has discussed with the Company’s independent auditors (Marcum, LLP, “Marcum”) the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU Section 380) as adopted by the Public Company Accounting Oversight Board in Rule 3200T and has received written disclosures from Marcum required by the applicable requirements of the Public Company Accounting Oversight Board (the “PCAOB”) regarding Marcum’s independence. Management has discussed Marcum’s independence with representatives of Marcum. Based on that review and discussions, Management recommended to the Board of Directors that the audited financial statements be included with the Company’s Form 10-K.

The Audit Committee Charter deals with the establishment of the Audit Committee and sets out its duties and responsibilities. The Audit Committee will review and reassess the adequacy of the Audit Committee Charter on an annual basis. The Audit Committee Charter is available on our Company website at http://www.algodongroup.com.

No Nominating Committee

The Company has not established a nominating committee. Under the NYSE MKT Rule 804(a), if there is no nominating committee, nominations must be made by a majority of the independent directors. The Company believes that this is appropriate in light of the NYSE MKT rules on point and based on the fact that AWLD remains a smaller reporting company and (as described below) nominating decisions are made by the independent directors. In order to comply with the NYSE MKT rules, however, the Board of Directors has adopted a nomination procedure effective April 15, 2015 by which eligible stockholders may nominate a person to the Board of Directors. That procedure is as follows:

The Company will consider all recommendations from any person (or group) who holds and has (or collectively if a group have) held more than 5% of the Company’s voting securities for longer than one year. Any stockholder who desires to submit a nomination of a person to stand for election of directors at the next annual or special meeting of the stockholders at which directors are to be elected must submit a notification of the stockholder’s intention to make a nomination (“Notification”) to the Company by the date mentioned in the most recent proxy statement under the heading “Proposal From Stockholders” as such date may be amended in cases where the annual meeting has been changed as contemplated in SEC Rule 14a-8(e), Question 5, and in that notification must provide the following additional information to the Company:

•	Name, address, telephone number and other methods by which the Company can contact the stockholder submitting the Notification and the total number of shares beneficially owned by the stockholder (as the term “beneficial ownership” is defined in SEC Rule 13d-3);
•	If the stockholder owns shares of the Company’s voting stock other than on the records of the Company, the stockholder must provide evidence that he or she owns such shares (which evidence may include a current statement from a brokerage house or other appropriate documentation);
•	Information from the stockholder regarding any intentions that he or she may have to attempt to make a change of control or to influence the direction of the Company, and other information regarding the stockholder any other persons associated with the stockholder that would be required under Items 4 and 5 of SEC Schedule 14A were the stockholder or other persons associated with the stockholder making a solicitation subject to SEC Rule 14a-12(c);
•	Information from the stockholder regarding any intentions that he or she may have to attempt to make a change of control or to influence the direction of the Company, and other information regarding the stockholder any other persons associated with the stockholder that would be required under Items 4 and 5 of SEC Schedule 14A were the stockholder or other persons associated with the stockholder making a solicitation subject to SEC Rule 14a-12(c);
•	All information required by Item 7 of SEC Schedule 14A with respect to the proposed nominee, which shall be in a form reasonably acceptable to the Company.

No Compensation Committee or Compensation Consultant

The Company has not established a compensation committee. The Company believes that this is appropriate in light of the NYSE MKT Exchange (“NYSE MKT”) rules on point and based on the fact that the Company remains a smaller reporting company and (as described below) compensation decisions are made by the independent directors. Under the NYSE MKT Rule 805(a), if there is no compensation committee, compensation of the Chief Executive Officer (being Mr. Mathis) must be determined, or recommended to the Board of Directors for determination, by a majority of the independent directors on its Board. The CEO may not be present during voting or deliberations of his compensation.

In lieu of a formal charter, the Board has adopted these guidelines effective April 15, 2015 to assist the Board with its duties and responsibilities in monitoring, approving and disclosing the Company’s compensation philosophies and practices, in accordance with applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), the Internal Revenue Service and the NYSE MKT.

All compensation decisions will be made by a majority of the independent directors who are “non-employee” directors” as such term is defined Rule 16b-3 of the Securities Exchange Act of 1934 (the “Exchange Act”) and not officers or employees of the Company or its subsidiaries and who meet the definition of “independent” as set forth in NYSE MKT Rule 805, and Section 10C of the Exchange Act and the rules and regulations promulgated thereunder. In addition, all independent directors must be “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.

NYSE MKT Rule 805(c)(1) enhances the independence requirements for directors in connection with compensation decisions by requiring that the directors “consider all factors specifically relevant to determining whether a director has a relationship to the listed company which is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member.”

Responsibilities and authority of the independent directors are as follows:

•	The independent directors will meet as often as they deem necessary or appropriate to perform their responsibilities. The independent directors may meet in person or by telephone conference call, and may act by unanimous written consent.
•	The independent directors will make regular reports to the entire Board of Directors and will propose any necessary or appropriate action to the Board of Directors.
•	The independent directors will be directly responsible for establishing annual and long-term performance goals and objectives for the Company’s Chief Executive Officer and other executive officers, as well as setting the overall compensation philosophy for the Company. The directors should consider various factors when evaluating and determining the compensation terms and structure of its executive officers, including the following:
o	The executive’s leadership and operational performance and potential to enhance long-term value to the Company’s stockholders;
o	The Company’s financial resources, results of operations, and financial projections;
o	Performance compared to the financial, operational and strategic goals established for the Company;
o	The nature, scope and level of the executive’s responsibilities;
o	Competitive market compensation paid by other companies for similar positions, experience and performance levels; and
o	The executive’s current salary, the appropriate balance between incentives for long-term and short-term performance.

•	In fulfilling its compensation responsibilities, the independent directors will:
o	Review and approve performance goals and objectives relevant to the compensation of the Company’s Chief Executive Officer and other executive officers;
o	Evaluate the performance of the Chief Executive Officer and other executive officers in light of approved performance goals and objectives;
o	Establish the compensation of the Chief Executive Officer and other executive officers based upon the evaluation of the performance of the Chief Executive Officer and the other executive officers;
o	Advise the entire Board of Directors on the setting of compensation for senior management whose compensation is not otherwise set by the committee;
o	Grant options and awards under the Company’s existing stock incentive plan;
o	Subject to the necessary approval of the Board of Directors and/or the Company’s stockholders, propose the adoption, amendment and termination of any stock option plans, pension and profit sharing plans, stock bonus plans, stock purchase plans, bonus plans, deferred compensation plans and other similar programs (“Compensation Plans”);
o	Make recommendations to the Board of Directors with respect to the Compensation Plans;
o	Administer the Compensation Plans in accordance with their terms;
o	Review and approve any severance or similar termination payments proposed to be made to any current or former executive officer of the Company; and
o	Review such other compensation matters as the Chief Executive Officer or the Board of Directors of the Company requests.

Company management should be responsible for reviewing the base salary, annual bonus and long-term compensation levels for other Company employees. The entire Board of Directors should be responsible for significant changes to, or adoption, of new employee benefit plans.

NYSE MKT Rule 805(c)(1) enhances the independence requirements for directors in connection with compensation decisions by requiring that the directors “consider all factors specifically relevant to determining whether a director has a relationship to the listed company which is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member.” The Board of Directors has determined that Messrs. Beale and Lawrence were independent under this requirement. Their independence is considered at each audit committee meeting.

Although NYSE MKT Rule 805(c)(3)(i) provides that a compensation committee may (in its discretion, not the discretion of the Board) retain compensation consultants, independent legal counsel, and other advisors, the independent directors acting as the compensation committee have not decided to do so.

Code of Business Conduct and Whistleblower Policy

On March 24, 2015 and effective April 15, 2015, our Board of Directors adopted a Code of Business Conduct and Whistleblower Policy (the “Code of Conduct”). The Code of Conduct applies to all of our officers and employees, including our principal executive officer, and principal accounting officer. Our Code of Conduct establishes standards and guidelines to assist our directors, officers, and employees in complying with both the Company’s corporate policies and with the law and is posted at our website: www.algodongroup.com. Additionally, a copy of our Code of Conduct is filed as an exhibit to this Annual Report.

Insider Trading Policy

On March 24, 2015 and effective April 15, 2015, our Board of Directors adopted an Insider Trading Policy. The Insider Trading Policy applies to all of our officers, directors, and employees. Our Insider Trading Policy is posted at our website: www.algodongroup.com.

Stockholder Communications to the Board

Stockholders who are interested in communicating directly with members of the Board, or the Board as a group, may do so by writing directly to the individual Board member c/o Secretary, 135 Fifth Avenue, Floor 10, New York, NY 10010. The Company’s Secretary will forward communications directly to the appropriate Board member. If the correspondence is not addressed to the particular member, the communication will be forwarded to a Board member to bring to the attention of the Board. The Company’s Secretary will review all communications before forwarding them to the appropriate Board member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2014. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2014, the following officers, directors and 10%+ stockholders filed late reports under Section 16(a): Scott L. Mathis filed two late reports which included two transactions; Julian H. Beale filed two late reports which included one transaction; Peter J.L. Lawrence filed two late reports which included one transaction; The WOW Group, LLC filed one late report which included no transactions; and Mark G. Downey filed one late report which included one transaction.

Code of Ethics

On March 24, 2015 and effective April 15, 2015, the Company’s Board of Directors adopted a Code of Ethics that is applicable to all of the Company's and its subsidiaries' employees, including the Company's Chief Executive Officer, Chief Financial Officer and Chief Compliance Officer. The Code of Ethics contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code. A copy of the Code of Ethics is filed as an exhibit to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

 Summary Compensation Table

The following table summarizes the compensation that was earned by, or paid or awarded to, the executive officers of AWLD. In each case, compensation is stated for the fiscal years ended December 31.

Summary Compensation Table for Executive Officers
Name and Principal Position	Fiscal Year	Salary (1) ($)	Bonus ($)	Stock Awards ($)	Option Awards (2) ($)		Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total ($)
Scott L. Mathis	2014	407,224	-	-	357,847	(4)	-	-	31,771	796,842
Chairman of the Board and Chief Executive Officer	2013	387,832	-	-	618,154	(5)	-	-	69,555	1,075,541

Mark Downey	2014	157,301	25,000	-	191,380		-	-	-	373,682
Executive Vice President and Chief Financial Officer	2013	-	-	-	-		-	-	-	-

(1)	The table above reflects earned compensation only. From time to time, Mr. Mathis deferred part of his compensation to accommodate AWLD’s cash-flow needs. From 2009 through December 31, 2014, Mr. Mathis had a total of $1,102,844 accrued (earned but not paid) compensation, which does not include any commissions earned with DPEC, as all commissions were paid. Of the $407,244 and $387,832 earned by Mr. Mathis in 2014 and 2013, respectively, Mr. Mathis received $307,649 and $61,000 from AWLD in 2014 and 2013, respectively.

(2)	Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in the Company’s consolidated financial statements. Refer to the Outstanding Equity Awards at Fiscal Year End schedule regarding option details on an award-by-award basis.

(3)	Includes all other compensation not reported in the preceding columns, including perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000. Does not include certain fringe benefits made available on a nondiscriminatory basis to all the Company’s employees, such as group health insurance, vacation and sick leave, and matching stock contributions issued in conjunction with AWLD’s 401(k) plan. Amounts earned by Mr. Mathis in 2014 and 2013 consist principally of legal fees paid on his behalf.

(4)	Includes $75,238 fair value of stock options awarded to Mr. Mathis for his services as a director of the Company.

(5)	Includes $18,754 fair value of stock options awarded to Mr. Mathis for his services as a director of the Company.

Outstanding Equity Awards at Fiscal Year End

The following table provides information as to option awards held by each of the named executive officers of AWLD as of December 31, 2014. There have been no stock awards made to Mr. Mathis or Mr. Downey as of December 31, 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Scott L. Mathis	47,132	-		2.63	2/22/2015
	1,713	-		8.03	4/15/2015
	25,000	-		3.85	4/15/2016
	343,279	79,221	(1)	3.85	7/6/2016
	25,000	-		3.85	4/15/2017
	25,000	-		2.48	4/15/2018
	1,000,000	-		2.48	6/30/2018
	31,250	468,750	(2)	2.48	8/27/2019
	-	150,000	(3)	2.48	8/27/2019

Mark Downey	64,000	256,000	(4)	2.48	8/27/2019

(1)	On July 6, 2011 Mr. Mathis was granted an option to acquire 422,500 shares of the Company’s common stock, of which 105,625 shares underlying the option vested on July 6, 2012, and 26,409 shares vest every three months thereafter.

(2)	On August 27, 2014, Mr. Mathis was granted an option to acquire 500,000 shares of the Company's common stock, of which 31,250 shares underlying the option vested on November 27, 2014, and 31,250 vest every three months thereafter.

(3)	On August 27, 2014, Mr. Mathis was granted an option to acquire 150,000 shares of the Company's common stock. The shares underlying the option vest on August 27, 2015.

(4)	On August 27, 2014, Mr. Downey was granted an option to acquire 320,000 shares of the Company's common stock, of which 64,000 shares underlying the option vested on November 27, 2014, and 16,000 vest every three months thereafter.

Director Compensation

The following table sets forth a summary of the compensation earned by each non-employee director who served on the Board during the fiscal year ended December 31, 2014.

	Director Compensation
	Fees Earned or Paid in Cash	Bonus	Stock Awards	Option Awards(1)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)	($)
Peter Lawrence (2)	-	-	-	75,238	-	-	-	75,238
Julian Beale (3)	-	-	-	75,238	-	-	-	75,238

(1)	Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in the Company’s consolidated financial statements.

(2)	As of December 31, 2014, Mr. Lawrence held options to acquire 699,213 shares of the Company’s common stock, of which 488,838 were vested and exercisable.

(3)	As of December 31, 2014, Mr. Beale held options to acquire 699,213 shares of the Company’s common stock, of which 488,838 were vested and exercisable.

Summary of the 2008 Equity Incentive Plan

General Plan Information

The 2008 Equity Incentive Plan (the “Plan”) was adopted by the Board of Directors (the “Board”) on August 28, 2008 (“Effective Date”), and approved by a majority of the Company’s stockholders on September 2, 2008. The Plan was subsequently amended with Board consent and majority stockholder consent to increase the aggregate number of shares issuable under the plan from 5,000,000 to 9,000,000, of which 1,801,371 remain available for issuance as of December 31, 2014. All key employees of the Company, including officers and directors, as well as non-employee directors, consultants and advisors are eligible to receive equity awards under the Plan, which may include incentive stock options, non-qualified stock options, restricted or unrestricted stock, performance awards, loans or supplemental grants. Upon termination of service to the Company, awards are forfeited immediately, or one or six months after termination, depending on the circumstances. The Plan provides for accelerated vesting of unvested outstanding options or restricted stock awards upon a change of control of the Company (a “Change in Control”). Performance awards and supplemental grants which relate only to the passage of time and continued employment terminate six months after the occurrence of a Change in Control. The Board of Directors administers the plan and has the authority to determine the amount, type and terms of awards granted under the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 23, 2015, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children. In addition, the address of each of the persons set forth below (unless otherwise specified) is c/o AWLD, 135 Fifth Avenue, 10th Floor, New York, New York 10010.

The WOW Group, LLC

On October 27, 2005, Scott Mathis and Tim Holderbaum formed The WOW Group, LLC, a Delaware limited liability company (“The WOW Group”). Mr. Mathis and Mr. Holderbaum are both managing members and hold 56.57% and 18.5% of The WOW Group, respectively. Non-managing members include certain DPEC Capital employees, certain former DPEC Capital employees, and certain AWLD shareholders. The WOW Group’s only asset is a 13% interest in AWLD as of December 31, 2014.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding as of March 23, 2015(1)
More than 5% Stockholders
The WOW Group, LLC	4,713,807		13.0%
Murdock and Janie Richard (2)	2,789,913		7.7%
Ralph & Mary Rybacki (3)	2,782,348		7.7%
Directors and Named Executive Officers
Scott L. Mathis	7,063,875	(4)	18.5%
Julian H. Beale	603,676	(5)	1.6%
Peter J.L. Lawrence	701,788	(6)	1.9%
Mark G. Downey	80,000	(7)	*
All directors and executive officers as a group:	8,451,839	(8)	22.0%

* Less than one percent

(1)	Based on 36,363,465 shares of our common stock outstanding on March 23, 2015, and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of March 23, 2013.
(2)	Based on information contained on Schedule 13G filed by Murdock Richard on February 6, 2015. The principal business address of Mr. and Mrs. Richard is 5950 Sherry Lane, Suite 210, Dallas, TX 75225.
(3)	The principal business address of Mr. and Mrs. Rybacki is 500 Capital Drive, Lake Zurich, IL 60047.

(4)	Consists of (a) 336,545 shares of common stock owned by Mr. Mathis directly; (b) 4,713,807 shares owned by The WOW Group, LLC, of which Mr. Mathis is a controlling member; (c) 90,967 shares owned by Mr. Mathis’s 401(k) account; (d) warrants to acquire 340,087 shares of common stock, and (e) the right to acquire 1,582,469 shares of common stock subject to the exercise of options.
(5)	Consists of 97,588 shares of common stock owned by Mr. Beale directly and 506,088 shares of our common stock issuable upon the exercise of stock options.
(6)	Consists of (a) 184,971 shares of our common stock owned by Mr. Lawrence directly; (b) 10,729 shares owned by Mr. Lawrence and his spouse as trustees for the Peter Lawrence 1992 Settlement Trust; and (c) 506,088 shares or our common stock issuable upon the exercise of stock options.
(7)	Represents shares of our common stock issuable upon the exercise of stock options.
(8)	Consists of 5,319,519 shares of our common stock, 2,721,895 shares of our common stock issuable upon the exercise of stock options, and 340,087 shares of our common stock issuable upon the exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a description of transactions during the last fiscal year in which the transaction involved a material dollar amount and in which any of the Company’s directors, executive officers or holders of more than 5% of AWLD common stock and Series A Preferred on an as-converted basis had or will have a direct or indirect material interest, other than compensation which is described under “Executive Compensation.” Management believes the terms obtained or consideration that was paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arms’ length transactions:

•	Scott Mathis, CEO and Chairman of the Company, loaned the Company $400,000 in April 2011 at 6% interest. The total loan principal and related interest were repaid in full during 2014. Additionally, Mr. Mathis in 2011 and 2012 invested a total of $800,000 in the Company’s offering of convertible promissory notes on the same terms as other investors. During 2014, principal and interest of $373,958 and $207,327 was repaid in cash, and the remaining principal of $426,042 and the related interest were converted into 231,545 shares of Series A Preferred.
•	Ralph Rybacki, an investor and a greater than 5% stockholder, is affiliated with Jomada Imports, a company that imports wines for AWE to the United States.
•	Scott Mathis is Chairman and Chief Executive Officer of Hollywood Burger Holdings, Inc. (“HBH”), a private company he founded which is developing Hollywood-themed American fast food restaurants in Argentina, the United Arab Emirates and the United States. In addition, Mark Downey is an executive officer of Hollywood Burger Holdings, Inc. The Company has an expense sharing agreement with HBH to provide office space and other clerical services As of December 31, 2014 and 2013, HBH owes approximately $96,354 and $23,253, respectively, to the Company under such and similar prior agreements.
•	InvestBio, Inc. (“InvestBio”) was a wholly-owned subsidiary of AWLD until it was spun-off to AWLD shareholders, effective September 30, 2010. The owners of more than 5% of InvestBio are Scott Mathis and Ralph Rybacki. The Board of Directors of InvestBio consists of Scott Mathis, Julian Beale, and Peter Lawrence. The Company has an expense sharing agreement with InvestBio to provide office space and other clerical services. InvestBio owed $389,512 and $488,552 to the Company under the expense sharing agreement as of December 31, 2014 and 2013, respectively, of which $289,000 and $264,000, respectively, is deemed unrecoverable and written off.

•	AWLD processes payroll for Hollywood Burger Holdings, Inc. and allocates other expenses according to an Expense Sharing Agreement. Such expenses are recorded through an intercompany account and periodically paid by Hollywood Burger Holdings, Inc.
•	DPEC Capital does pay regular brokerage commissions to its registered representatives according to the standard firm payout schedule, which includes the allocation of earned warrants. During 2014 and 2013, in connection with the sale of Series A Preferred, the Company issued five-year warrants to its subsidiary DPEC Capital who acted as placement agent, to purchase 299,444 and 235,666 shares, respectively, of Series A Preferred at an exercise price of $2.30 per share as well as warrants for the purchase of 50,000 and 0 shares, respectively of the Company’s common stock at an exercise price of $2.00 per share. DPEC Capital, in turn, awarded such warrants to its registered representatives, including 169,082 warrants valued at $162,319 to Scott Mathis and 23,780 warrants valued at $22,829 to Keith Fasano, each in their capacity as registered representatives. Mr. Mathis and Mr. Fasano also received cash commissions of $74,264 and $61,452, respectively related to the sale of Series A Preferred. (No warrants or cash commissions were awarded to Mark Downey) The Company recorded $285,147 and $208,040 of stock-based compensation expense for the years ended December 31, 2014 and 2013, respectively, related to the warrants awarded to its registered representatives, which is recorded within general and administrative expense in the consolidated statements of operations.

Warrants in Affiliates Earned by DPEC Capital

As noted above, DPEC Capital has earned warrants to purchase the shares of certain companies including AWLD affiliates for which DPEC Capital has provided investment banking and advisory services. It is the Company’s policy to distribute part or all of the warrants it earned through serving as placement agent on various private placement offerings for a related but independent entity under common management, to registered representatives or other employees who provided investment banking services. From the beginning of the fiscal year through March 23, 2015, no warrants were earned by DPEC Capital to purchase common stock in Hollywood Burger Holdings, Inc. in connection with providing investment banking services to Hollywood Burger Holdings, Inc.

Director Independence

Our Board of Directors has undertaken a review of its composition and the independence of each director. Based on the review of each director’s background, employment and affiliations, including family relationships, the Board of Directors has determined that two of our three directors (Julian Beale and Peter J.L. Lawrence) are “independent” under the rules and regulations of the SEC and the NYSE MKT. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of the Company’s capital stock. Mr. Mathis was not deemed independent as a result of his service as our Chief Executive Officer, as described in Item 10 and his significant stock ownership as described in Item 12.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Marcum, LLP, our independent registered public accounting firm, for the years ended December 31, 2014 and 2013:

	2014	2013
Audit fees (1)	277,500	242,500
Audit-related fees	-	-
Tax fees	30,600	-
All other fees (2)	-	43,635
	308,100	286,135

(1)	Represents fees associated with the audited of the Company’s consolidated financial statements for the fiscal years ended December 31, 2014 and 2013, and the review of the Company’s quarterly consolidated financial statements on Form 10-Q for the quarters ended June 30, 2014 and September 30, 2014.
(2)	“All Other Fees” billed relate to the review of the company’s registration statement on Form 10.

Audit Committee Policies and Procedures.

As of April 15, 2015, the Company will have a separately designated audit committee.  Currently and for this Annual Report, the Board of Directors as a whole acts as the Company’s audit committee.  The Board of Directors, acting as the Company’s audit committee, must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to the de-minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act. Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Board of Directors before the filing of the previous year’s Annual Report on Form 10-K. At the beginning of the fiscal year, the Board of Directors will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Each new engagement of Marcum, LLP, has been approved by the Board, and none of those engagements made use of the de-minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10-K.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013*
3.2	Amended and Restated Bylaws*
4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013*
4.2	Diversified Private Equity Corp. 2008 Equity Incentive Plan; Amendment No. 1 dated January 18, 2011; and Amendment No. 2 dated September 14, 2012*
4.3	Form of Stock Option Certificate Pursuant to the 2008 Stock Option Plan*
10.1	Employment Agreement between Diversified Biotech Holdings Corp., and Scott L. Mathis, dated January 1, 2003*
10.2	Agreement of Lease between 135 Fifth Avenue LLC and Diversified Biotech Holdings Corp. dated July 1, 2006 and Amendment of Lease between 135 Fifth Avenue LLC and Diversified Private Equity Corp., dated September 1, 2010*
10.3	Warrant Agreement between Algodon Global Properties, LLC and DPEC Capital, Inc. dated July 18, 2008; Amendment No. 1 to Warrant Agreement dated April 13, 2009; and Form of Warrant Certificate*
10.4	Placement Agent Agreement between Hollywood Burger Holdings, Inc. and DPEC Capital, Inc. dated March 11, 2010; Initial Extension of Placement Agent Agreement dated October 8, 2010; Second Extension of Placement Agent Agreement dated July 8, 2011; Third Extension of Placement Agent Agreement dated September 7, 2011; and Fourth Extension of Placement Agent Agreement dated March 21, 2012*
10.5	Warrant Agreement between Hollywood Burger Holdings, Inc. and DPEC Capital, Inc. dated March 11, 2010; Initial Extension of Warrant Agent Agreement dated October 8, 2010; Second Extension of Warrant Agent Agreement dated March 21, 2012; and Form of Warrant Certificate*
10.6	Exchange Agreement between InvestPropertyGroup, LLC and Diversified Private Equity Corp. dated September 30, 2010*
10.7	Demand Promissory Note issued to Scott L. Mathis by Diversified Private Equity Corp., dated April 14, 2011, Amendment No. 1 dated April 13, 2012; and Amendment No. 2 dated August 20, 2012*
10.8	Convertible Note Purchase Agreement dated June 24, 2011; Amendment No. 1 dated September 30, 2011; and Form of Convertible Promissory Note*
10.9	Convertible Note Purchase Agreement (II) dated November 1, 2011; Amendment No. 1 dated February 1, 2012; Amendment No.2 dated April 2, 2012; Amendment No. 3 dated May 15, 2012; and Form of Convertible Promissory Note*
10.10	Exchange Agreement between Algodon Global Properties, LLC and Diversified Private Equity Corp. dated June 30, 2012*
10.11	Placement Agent Agreement between Algodon Wines & Luxury Development Group, Inc. and DPEC Capital, Inc. dated October 1, 2012*
10.12	Warrant Agreement between Algodon Wines & Luxury Development Group, Inc. and DPEC Capital, Inc. dated October 1, 2012 and Form of Warrant Certificate*
10.13	First Extension of Placement Agent Agreement between Algodon Wines & Luxury Development Group, Inc. and DPEC Capital, Inc., dated June 30, 2013; and Revised Second Extension and First Modification of October 1, 2012 Placement Agent Agreement [1]
10.14	Amended Revised Second Extension and First Modification of the October 1, 2012 Placement Agent Agreement dated as of September 8, 2014 [2]
14.1	Code of Business Conduct and Ethics and Whistleblower Policy[3]
14.2	Audit Committee Charter[3]
21.1	Subsidiaries of Algodon Wines & Luxury Development Group, Inc.[3]
99.1	Algodon Wine Estates Property Map*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[3]
31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[3]
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[3]
32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[3]
101.INS	XBRL Instance Document[3]
101.SCH	XBRL Schema Document[3]
101.CAL	XBRL Calculation Linkbase Document[3]
101.DEF	XBRL Definition Linkbase Document[3]
101.LAB	XBRL Label Linkbase Document[3]
101.PRE	XBRL Presentation Linkbase Document[3]

*	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Amendment No. 2 to Form 10 dated August 13, 2014.
2.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Amendment No. 3 to Form 10 dated September 12, 2014.
3.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

Dated: March 31, 2015	By:	/s/ Scott L. Mathis
Scott L. Mathis
Principal Executive Officer

Dated: March 31, 2015	By:	/s/ Mark G. Downey
Mark. G. Downey
Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 31, 2015	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: March 31, 2015	By:	/s/ Mark G. Downey
Mark. G. Downey
Chief Financial Officer (principal accounting officer)

Dated: March 31, 2015	By:	/s/ Julian H. Beale
Julian H. Beale
Director

Dated: March 31, 2015	By:	/s/ Peter J.L. Lawrence
Peter J.L. Lawrence
Director

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. and Subsidiaries

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Algodon Wines & Luxury Development Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Algodon Wines & Luxury Development Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Algodon Wines & Luxury Development Group, Inc. and Subsidiaries, as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum llp

New York, NY

March 31, 2015

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current Assets
Cash	$442,725	$207,418
Accounts receivables, net	292,840	235,697
Accounts receivables - related parties, net	265,111	365,917
Advances and loans to registered representatives, net	208,019	207,748
Inventory	1,487,166	1,258,281
Prepaid expenses and other current assets, net	454,996	383,740
Total Current Assets	3,150,857	2,658,801
Property and equipment, net	6,668,504	8,523,546
Prepaid foreign taxes, net	672,541	944,051
Investment - related parties	294,653	318,195
Deposits	42,269	42,121
Total Assets	$10,828,824	$12,486,714

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$719,997	$569,574
Current portion of accrued expenses	2,655,791	2,236,820
Current portion of accrued expenses - related parties	-	232,476
Deferred revenue	1,229,029	1,224,296
Loans payable	100,000	458,480
Loans payable - related parties	-	330,599
Current portion of convertible debt obligations	337,500	695,391
Current portion of convertible debt obligations - related parties	-	373,958
Current portion of other liabilities	5,884	11,681
Total Current Liabilities	5,048,201	6,133,275
Convertible debt obligations, non-current portion	-	384,012
Convertible debt obligations - related parties, non-current portion	-	426,042
Accrued expenses, non-current portion	-	64,027
Other liabilities, non-current portion	-	789,800
Total Liabilities	5,048,201	7,797,156

Commitments and Contingencies

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 per share; 11,000,000 shares authorized; 902,670 shares available for issuance; 0 and 6,871,363 shares issued and outstanding, and liquidation preference of $0 and $16,936,899 at December 31, 2014 and 2013, respectively.	-	68,713
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 35,745,831 and 23,761,436 shares issued and 35,741,420 and 23,757,025 shares outstanding as of December 31, 2014 and 2013, respectively.	357,458	237,614
Additional paid-in capital	62,517,913	50,847,039
Accumulated other comprehensive loss	(7,770,214)	(6,202,701)
Accumulated deficit	(49,310,464)	(40,247,037)
Treasury stock, at cost, 4,411 shares at December 31, 2014 and 2013	(14,070)	(14,070)
Total Stockholders' Equity	5,780,623	4,689,558
Total Liabilities and Stockholders' Equity	$10,828,824	$12,486,714

The accompanying notes are an integral part of these consolidated financial statements.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

Sales	$2,114,912	$2,844,101
Cost of sales	(2,127,086)	(2,613,998)
Gross (loss) profit	(12,174)	230,103
Operating Expenses
Selling and marketing	335,754	283,628
General and administrative	7,910,767	7,420,431
Depreciation and amortization	279,082	533,630
Total operating expenses	8,525,603	8,237,689
Loss from Operations	(8,537,777)	(8,007,586)

Other Expenses
Interest expense, net	305,524	406,721
Loss on extinguishment of convertible debt	220,126	378,523
Total other expenses	525,650	785,244
Net Loss	(9,063,427)	(8,792,830)
Cumulative preferred stock dividends	(672,766)	(1,132,764)
Net Loss Attributable to Common Stockholders	$(9,736,193)	$(9,925,594)

Net Loss Per Share Attributable to Common Stockholders:
Basic and Diluted	$(0.34)	$(0.42)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	28,697,949	23,821,765

The accompanying notes are an integral part of these consolidated financial statements.

F-4

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	For the Years Ended
	December 31,
	2014	2013

Net Loss	$(9,063,427)	$(8,792,830)
Other Comprehensive Loss
Foreign currency translation adjustments	(1,567,513)	(2,661,850)
Total Comprehensive Loss	$(10,630,940)	$(11,454,680)

The accompanying notes are an integral part of these consolidated financial statements.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Series A							Accumulated
	Convertible						Additional	Other		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - December 31, 2012	4,384,317	$43,843	23,860,045	$238,600	4,411	$(14,070)	$42,601,211	$(3,540,851)	$(31,454,207)	$7,874,526

Stock-based compensation:
Common stock issued under 401(k) profit sharing plan	-	-	34,723	347	-	-	77,780	-	-	78,127
Options and warrants	-	-	-	-	-	-	2,771,383	-	-	2,771,383
Series A convertible preferred stock issued for cash	1,561,534	15,615	-	-	-	-	3,575,909	-	-	3,591,524
Exchange of 12.5 % convertible notes for Series A convertible preferred stock	249,289	2,493	-	-	-	-	570,870	-	-	573,363
Exchange of 10 % convertible notes for Series A convertible preferred stock	545,788	5,458	-	-	-	-	1,249,857	-	-	1,255,315
Common stock converted into preferred stock and retired	130,435	1,304	(133,332)	(1,333)			29	-	-	-
Comprehensive loss:										-
Net loss	-	-	-	-	-	-	-	-	(8,792,830)	(8,792,830)
Other comprehensive loss	-	-	-	-	-	-	-	(2,661,850)	-	(2,661,850)

Balance - December 31, 2013	6,871,363	68,713	23,761,436	237,614	4,411	(14,070)	50,847,039	(6,202,701)	(40,247,037)	4,689,558

Stock-based compensation:
Common stock issued under 401(k) profit sharing plan	-	-	21,454	215	-	-	48,057	-	-	48,272
Options and warrants	-	-	-	-	-	-	853,169	-	-	853,169
Common stock issued for services	-	-	60,485	605	-	-	135,487	-	-	136,092
Common stock issued for exercised options	-	-	197,726	1,977	-	-	47,982	-	-	49,959
Series A convertible preferred stock issued for cash	2,748,995	27,490	-	-	-	-	6,295,187	-	-	6,322,677
Common stock issued for cash	-	-	1,223,349	12,233	-	-	2,434,464	-	-	2,446,697
Exchange of loans payable and accrued interest for common stock	-	-	384,051	3,841	-	-	764,262	-	-	768,103
Exchange of 12.5 % convertible notes for Series A convertible preferred stock	92,811	928	-	-	-	-	212,537	-	-	213,465
Exchange of 10 % convertible notes for Series A convertible preferred stock	384,161	3,842	-	-	-	-	879,729	-	-	883,571
Conversion of Series A preferred stock into common stock	(10,097,330)	(100,973)	10,097,330	100,973	-	-	-	-	-	-
Comprehensive loss:										-
Net loss	-	-	-	-	-	-	-	-	(9,063,427)	(9,063,427)
Other comprehensive loss	-	-	-	-	-	-	-	(1,567,513)	-	(1,567,513)
Balance -December 31, 2014	-	$-	35,745,831	$357,458	4,411	$(14,070)	$62,517,913	$(7,770,214)	$(49,310,464)	$5,780,623

The accompanying notes are an integral part of these consolidated financial statements.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(9,063,427)	$(8,792,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	853,169	2,771,383
Net realized & unrealized investment losses	23,542	10,744
Depreciation and amortization	466,592	708,730
Provision for uncollectable assets	90,232	(733,712)
Prepaid compensation amortization	13,000	(190)
Loss on extinguishment of convertible debt	220,126	378,523
Other non-cash expense (income)	-	(2,890)
Decrease (increase) in assets:
Accounts receivable	(77,775)	(225,187)
Inventory	(543,122)	(303,992)
Deposits	(906)	-
Prepaid expenses and other current assets	(279,787)	22,093
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	948,911	1,084,025
Deferred revenue	303,070	540,917
Other current liabilities	(5,797)	(1,342)
Total Adjustments	2,011,255	4,249,102
Net Cash Used in Operating Activities	(7,052,172)	(4,543,728)
Cash Used in Investing Activities
Purchase of property and equipment	(653,995)	(202,350)
Net Cash Used in Investing Activities	(653,995)	(202,350)
Cash Provided by Financing Activities
Proceeds from issuance of promissory notes	325,000	892,028
Repayments of promissory notes	(331,019)	(544,000)
Repayments of convertible debt obligations	(729,022)	(72,500)
Proceeds from common stock offering	2,446,697	-
Proceeds from preferred stock offering	5,532,877	4,083,275
Proceeds from the exercise of stock options	49,959	-
Net Cash Provided by Financing Activities	7,294,492	4,358,803
Effect of Exchange Rate Changes on Cash	646,982	479,930
Net Increase in Cash	235,307	92,655
Cash - Beginning of Year	207,418	114,763
Cash - End of Year	$442,725	$207,418

The accompanying notes are an integral part of these consolidated financial statements.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

	For the years ended
	December 31,
	2014	2013

Supplemental Disclosures of Cash Flow Information:
Interest paid	$471,103	$141,652
Income taxes paid	$66,846	$89,336

Non-Cash Investing and Financing Activity
Issuance of preferred stock previously subscribed	$789,800	$298,050
Debt and interest converted to equity	$1,645,012	$1,450,154
Preferred stock converted into common stock	$100,973	$-
Common stock issued to settle operational expenses	$136,092	$-
Accrued stock based compensation converted to equity	$48,272	$78,127
Common stock converted into preferred stock and retired	$-	$299,997

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	ORGANIZATION

Through its wholly-owned subsidiaries, Algodon Wines & Luxury Development Group, Inc. (“Company”, “Algodon Partners”, “AWLD”), a Delaware corporation that was incorporated on April 5, 1999, currently invests in, develops and operates international real estate projects.

As wholly-owned subsidiaries of AWLD, InvestProperty Group, LLC (“IPG”) and Algodon Global Properties, LLC (“AGP”) operate as holding companies that invest in, develop and operate global real estate and other lifestyle businesses such as wine production and distribution, golf, tennis, and restaurants. AWLD operates its properties through its ALGODON® brand. IPG and AGP have invested in two ALGODON® brand projects located in Argentina. The first project is Algodon Mansion, a Buenos Aires-based luxury boutique hotel property that opened in 2010 and is owned by the Company’s subsidiary, The Algodon – Recoleta, SRL (“TAR”). The second project is the redevelopment, expansion and repositioning of a Mendoza-based winery and golf resort property now called Algodon Wine Estates (“AWE”), the integration of adjoining wine producing properties, and the subdivision of a portion of this property for residential development.

AWLD’s wholly owned subsidiary, DPEC Capital, Inc. (“CAP”), is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”), the Securities and Exchange Commission (“SEC”) and the Securities Investor Protection Corporation (“SIPC”) and clears its securities transactions on a fully disclosed basis with another broker-dealer. CAP provides brokerage securities trading; private equity and venture capital investments; and advisory and other financial services to customers. CAP, in its normal course of business, enters into and may be a party to private equity transactions with AWLD and certain related affiliates (see Note 8 – Investments and Fair Value of Financial Instruments, Note 15 – Related Party Transactions, Note 17 – Stockholders’ Equity – Warrants and Note 19 – Subsequent Events – Warrants).

AWLD’s wholly owned subsidiary Algodon Europe, Ltd., is a United Kingdom wine distribution company. AWLD also owns approximately 96.5% of Mercari Communications Group, Ltd. (“Mercari”), a public shell corporation that is current in its SEC reporting obligations and is a ready target for merger or sale. Mercari is a consolidated subsidiary of the Company and the noncontrolling interest is negligible.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses of $9,063,427 and $8,792,830 during the years ended December 31, 2014 and 2013, respectively. Cash used in operating activities was $7,052,172 and $4,543,728 for the years ended December 31, 2014 and 2013, respectively. In addition, based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to expand its business objectives. The Company funded its operations for the years ended December 31, 2014 and 2013, primarily through the sale of preferred stock for net proceeds of $5,532, 877 and $4,083,275, respectively (See Note 17 – Stockholders’ Equity), common stock for proceeds of $2,446,697, promissory notes for net proceeds (repayments) of $(6,019) and $348,028, respectively, (See Note 12 – Loans Payable) and proceeds from the exercise of stock options of $49,959 and $0, respectively. During the years ended December 31, 2014 and 2013, the Company repaid convertible promissory notes of $729,022 and $72,500, respectively (see Note 11 – Convertible Debt Obligations). During the first quarter of 2015, the Company received cash proceeds for the sale of its common stock of $1,244,430. The Company presently has enough cash on hand to sustain its operations on a month to month basis. Historically, the Company has been successful in raising funds to support its capital needs. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful and notwithstanding any request the Company may make, the Company’s remaining debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of Algodon Wines & Luxury Development Group, Inc. and the Company’s consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, the Company must make estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are the valuation of equity instruments, the useful lives of property and equipment and reserves associated with the realizability of certain assets.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar, Argentine Peso and British Pound). There has been a steady devaluation of the Argentine Peso relative to the United States Dollar in recent years. Assets and liabilities are translated into U.S. dollars at the balance sheet date (8.5411 and 6.5049 at December 31, 2014 and 2013, respectively) and revenue and expense accounts are translated at a weighted average exchange rate for the period or for the year then ended (8.1095 and 5.4714 for the years ended December 31, 2014 and 2013, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income. Losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of $223,904 and $259,864 for the years ended December 31, 2014 and 2013, respectively, are recognized in operating results in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The official cumulative inflation rate for Argentina over the last three years approximated 44%, although the International Monetary Fund has concerns regarding the accuracy of the official data.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accounts Receivable

Accounts receivable primarily represent receivables from hotel guests who occupy rooms and wine sales to commercial customers. The Company provides an allowance for doubtful accounts when it determines that it is more likely than not a specific account will not be collected. The allowance for doubtful accounts was $10,530 and $20,215 as of December 31, 2014 and 2013, respectively. Bad debt expense for the years ended December 31, 2014 and 2013 was $41,299 and $35,591, respectively. Write-offs of accounts receivable for the years ended December 31, 2014 and 2013 were $21,424 and $3,154, respectively.

Inventory

Inventories are comprised primarily of vineyard in process, wine in process, finished wine, plus food and beverage items and are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the creation of products for resale, are recorded as inventory. Vineyard in process represents the monthly capitalization of farming expenses (including farming labor costs, usage of farming supplies and depreciation of the vineyard and farming equipment) associated with the growing of grape, olive and other fruits during the farming year which culminates with the February/March harvest. Wine in process represents the capitalization of costs during the winemaking process (including the transfer of grape costs from vineyard in process, winemaking labor costs and depreciation of winemaking fixed assets, including tanks, barrels, equipment, tools and the winemaking building). Finished wines represents wine available for sale and includes the transfer of costs from wine in process once the wine is bottled and labeled. Other inventory represents olives, other fruits, golf equipment and restaurant food.

In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. Inventory write-downs recorded during 2014 and 2013 were negligible.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Property and Equipment

Investments in property and equipment are recorded at cost. These assets are depreciated using the straight-line method over their estimated useful lives as follows:

Buildings	10 - 30 years
Furniture and fixtures	3 - 10 years
Vineyards	7 - 20 years
Machinery and equipment	3 - 20 years
Leasehold improvements	3 - 5 years
Computer hardware and software	3 - 5 years

The Company capitalizes internal vineyard improvement costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Expenditures for repairs and maintenance are charged to operating expense as incurred. The cost of properties sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts at the time of disposal and resulting gains and losses are included as a component of operating income. Real estate development consists of costs incurred to ready the land for sale, including primarily costs of infrastructure as well as master plan development and associated professional fees. Such costs will be allocated to individual lots proportionately based on square meters and those allocated costs will be derecognized upon the sale of individual lots. Given that they are not currently in service, capitalized real estate development costs are currently not being depreciated. Land is an inexhaustible asset and is not depreciated.

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

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $135,098 and $135,335 at December 31, 2014 and 2013, respectively.

During 2013, a single investor/lender comprised 65% of the $5,556,820 of gross proceeds from the issuance of convertible debt obligations and preferred stock.

See Note 15 – Related Party Transactions – Liabilities for details associated with a liability concentration.

Foreign Operations

The following summarizes key financial metrics associated with the Company’s foreign operations (these financial metrics are immaterial for the Company’s operations in the United Kingdom):

	December 31,
	2014	2013
Assets- Argentina	$9,307,515	$11,217,588
Assets- U.S.	1,521,309	1,269,126
Assets- Total	$10,828,824	$12,486,714
Liabilities- Argentina	$2,809,734	$2,511,955
Liabilities- U.S.	2,238,467	5,285,201
Liabilities- Total	$5,048,201	$7,797,156

	For The Years Ended December 31,
	2014	2013
Revenues- Argentina	$2,050,966	$2,424,906
Revenues- U.S.	63,946	419,195
Revenues- Total	$2,114,912	$2,844,101
Net Loss- Argentina	$2,574,787	$2,247,178
Net Loss- U.S.	6,488,640	6,545,652
Net Loss- Total	$9,063,427	$8,792,830

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The guidance requires other comprehensive income (loss) to include foreign currency translation adjustments.

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, the Company performs an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. There were no impairments of long-lived assets for the years ended December 31, 2014 and 2013.

Segment Information

The FASB has established standards for reporting information on operating segments of an enterprise in interim and annual financial statements. The Company operates in one segment which is the business of real estate development in Argentina. The Company’s chief operating decision-maker reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating segment. Certain activities of the Company such as the U.S. Broker Dealer Operations, are considered a service or support division to the Company, by providing capital raising efforts, substantially to support the AWLD real estate development activities, and are not considered a business for segment purposes.

Revenue Recognition

The Company earns revenues from its real estate, hospitality, food & beverage, broker-dealer and other related services. Revenues from rooms, food and beverage, and other operating departments are recognized as earned at the time of sale or rendering of service. Cash received in advance of the sale or rendering of services is recorded as deferred revenue on the consolidated balance sheets. Deferred revenues associated with real estate lot sale deposits are recognized as revenues (along with any outstanding balance) when the lot sale closes and the deed is provided to the purchaser. Other deferred revenues primarily consist of deposits accepted by the Company in connection with agreements to sell barrels of wine. These wine barrel deposits are recognized as revenues (along with any outstanding balance) when the barrel of wine is shipped to the purchaser. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the consolidated statements of operations.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition, continued

The Company operates within a single operating segment, because all of its operations are in support of the Company’s branding strategy and its associated real estate development initiatives. However, the Company does track revenues associated with its different products and services, as follows:

	For The Years Ended December 31,
	2014	2013
Hotel rooms and events	$904,323	$1,189,594
Restaurants	595,284	671,177
Winemaking	438,082	401,898
Agricultural	80,529	210,524
Broker-dealer	(18,606)	270,401
Golf, tennis and other	115,300	100,507
Total Revenues	$2,114,912	$2,844,101

For the year ended December 31, 2014 and 2013, the Company recorded unrealized losses on affiliate warrants of $23,542 and $10,744, respectively, which is included in broker-dealer revenues above.

Income Taxes

The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. The Company additionally establishes a valuation allowance to reflect the likelihood of realization of deferred tax assets.

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

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss per Common Share, continued

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2014	2013
Options	7,806,836	7,136,236
Warrants	1,069,674	899,156
Convertible instruments	297,805	7,263,015
Total potentially dilutive shares	9,174,315	15,298,407

Prepaid Compensation

Loans are given to certain registered representatives of CAP as an incentive for their affiliation with the Company. The registered representatives sign an agreement with CAP which specifies that portions of the loan will be forgiven on specific dates over a specified term, typically up to a five-year period. The loan is then amortized on a straight-line basis, which is included in general and administrative expenses in the accompanying statements of operations. In the event a registered representative’s affiliation with the Company terminates prior to the fulfillment of their contract, the registered representative is required to repay the unforgiven balance and the related accrued interest (rates up to 2% currently). The Company considers establishing an allowance for uncollectible amounts to reflect the amount of loss that can be reasonably estimated by management. Determination of the estimated amount of uncollectible loans includes consideration of the amount of credit extended, the affiliation status and the length of time each receivable has been outstanding, as it relates to each individual registered representative. As of December 31, 2014 and 2013, the Company had $9,000 and $52,000 of unforgiven principal balances with one and two active registered representatives and $2,000 and $10,917 of accumulated amortization, respectively, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

Advances and Loans to Registered Representatives

Advances and loans to registered representatives of the Company’s subsidiary CAP represent short-term loans to registered representatives of the Company. The Company has the right to recover such advances from other monies owed to the registered representatives in the ordinary course of business. The determination of the uncollectible accounts is based on the amount of credit extended, the length of time each receivable has been outstanding and future compensation prospects, as it relates to each individual registered representative. The allowance for uncollectible amounts reflects the amount of loss that can be reasonably estimated by management and is included as part of general and administrative expenses in the accompanying statements of operations. As of December 31, 2014 and 2013, the Company has reserved approximately $118,000 and $114,000 for any potential non-collection, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2014 and 2013 was $153,696 and $168,703, respectively.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU addresses the requirements regarding the financial statement presentation of an unrecognized tax benefit within ASC Topic 740 for the purpose of providing consistency between the financial reporting of U.S. GAAP entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU became effective January 1, 2014 and did not have a material impact on the Company’s consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements or disclosures.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, "Compensation - Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the consolidated financial statements and to all new or modified awards thereafter. The Company does not anticipate that the adoption of ASU 2014-12 will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company elected to adopt ASU 2014-15 effective with its Annual Report on Form 10-K for the year ended December 31, 2014. Adoption of ASU 2014-15 did not have a material effect on the Company’s consolidated financial statements or its disclosures.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

New Accounting Pronouncements, continued

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption

4.	INVENTORY

Inventory at December 31, 2014 and 2013 is comprised of the following:

	December 31,
	2014	2013
Vineyard in process	$247,234	$242,726
Wine in process	990,923	846,934
Finished wine	118,869	93,094
Other	130,140	75,527
Total	$1,487,166	$1,258,281

5.	NET CAPITAL REQUIREMENTS

The Company’s subsidiary, CAP, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. This requires that CAP maintain minimum net capital of $5,000 and requires that the ratio of aggregate indebtedness, as defined, to net capital, shall not exceed 15 to 1.

As of December 31, 2014 and 2013, CAP’s net capital exceeded the requirement by $12,860 and $38,271, respectively.

The Company had a percentage of aggregate indebtedness to net capital of approximately 432% and 57% as of December 31, 2014 and 2013, respectively.

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

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2014	2013
Buildings	$4,720,507	$5,974,403
Real estate development	1,238,461	1,459,772
Land	729,612	957,999
Furniture and fixtures	709,775	890,364
Vineyards	670,925	854,544
Machinery and equipment	827,205	725,351
Leasehold improvements	164,375	164,375
Computer hardware and software	97,506	87,418
	9,158,366	11,114,226
Less: Accumulated depreciation and amortization	(2,489,862)	(2,590,680)
Property and equipment, net	$6,668,504	$8,523,546

Depreciation and amortization expense was $466,592 and $708,730 for the years ended December 31, 2014 and 2013, respectively, of which $187,510 and $175,100 was recorded within cost of sales in the accompanying statements of operations. Most of our property and equipment is located in Argentina and gross cost being depreciated declined year-over-year due to the devaluation of the Argentine peso relative to the United States dollar.

7.	PREPAID FOREIGN TAXES

Prepaid foreign taxes, net, of $672,541 and $944,051 at December 31, 2014 and 2013, respectively, consists primarily of prepaid VAT. The ability to realize the prepaid VAT doesn’t expire, but it is dependent upon the generation of VAT collections on revenues that exceed VAT payments on eligible expenditures in an amount that offsets the prepaid VAT. Management considers the historical and projected revenues, expenses and capital expenditures in making this assessment.

In assessing the realization of the prepaid foreign taxes, management considers whether it is more likely than not that some portion or all of the prepaid foreign taxes will not be realized. Based on this assessment, management believes that prepaid foreign taxes as recorded on the balance sheet are fully realizable. Accordingly, there are no valuation allowances related to prepaid foreign taxes as of December 31, 2014 and 2013.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1 -	Valued based on quoted prices at the measurement date for identical assets or liabilities trading in active markets. Financial instruments in this category generally include actively traded equity securities.

Level 2 -	Valued based on (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active; (c) inputs other than quoted prices that are observable for the asset or liability; or (d) from market corroborated inputs. Financial instruments in this category include certain corporate equities that are not actively traded or are otherwise restricted.

Level 3 -	Valued based on valuation techniques in which one or more significant inputs is not readily observable. Included in this category are certain corporate debt instruments, certain private equity investments, and certain commitments and guarantees.

Investments – Related Parties at Fair Value:

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$294,653	$294,653

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$318,195	$318,195

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

A reconciliation of Level 3 assets is as follows:

Warrants

Balance - December 31, 2012	$326,049
Received	97,125
Allocated to employees as compensation	(67,995)
Unrealized loss	(36,984)
Balance - December 31, 2013	318,195
Received	-
Allocated to employees as compensation	-
Unrealized loss	(23,542)
Balance - December 31, 2014	$294,653

Accumulated unrealized gains related to investments at fair value at 12/31/14	$114,188

It is the Company’s policy to distribute part or all of the warrants CAP earns through serving as placement agent on various private placement offerings for a related but independent entity under common management, to registered representatives or other employees who provided investment banking services. The total compensation expense (fair value) recorded related to these distributed warrants is $0 and $67,995 for the years ended December 31, 2014 and 2013, respectively, and is classified as general and administrative expense in the consolidated statements of operations. Warrants retained by the Company’s broker-dealer subsidiary are marked to market at each reporting date using the Black-Scholes option pricing model.

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

The Company’s short term financial instruments include cash, accounts receivable, advances and loans to registered representatives, accounts payable, accrued expenses and other current liabilities, each of which approximate their fair values based upon their short term nature. The Company’s other financial instruments include loans payable and convertible debt obligations. The carrying value of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.	ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	December 31,
	2014	2013
Accrued compensation	$1,870,082	$1,529,951
Accrued taxes payable	320,343	182,890
Accrued interest	321,729	647,247
Other accrued expenses	143,637	173,235
Total	$2,655,791	$2,533,323

The non-current portion of the above amounts represents accrued interest that was subsequently exchanged for equity securities prior to the release of the financial statements. See Note 15 – Related Party Transactions for the portion of accrued interest attributable to related parties.

10.	DEFERRED REVENUES

Deferred revenues are comprised of the following:

	December 31,
	2014	2013
Real estate lot sales deposits	$1,174,339	$1,157,670
Other	54,690	66,626
Total	$1,229,029	$1,224,296

The Company accepts deposits in conjunction with agreements to sell real estate building lots at Algodon Wine Estate in the Mendoza wine region of Argentina. These lot sale deposits are generally denominated is US dollars. As of December 31, 2014 and 2013, the Company had executed agreements to sell real estate building lots for aggregate proceeds of $2,667,383 and $2,667,383, respectively. The first three private homes at Algodon Wine Estates have been delivered to their owners while two remain under construction. Two additional homes are slated to begin construction. Eighteen lots have either been sold, or are currently in advanced negotiations. The Company expects to close on the sale of twelve lots and anticipates recording the deeds as early as the third quarter 2015. To date, no deeds have yet to be issued.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	CONVERTIBLE DEBT OBLIGATIONS

Convertible notes consist of the following:

	December 31,
	2014			2013
	Principal	Interest (1)	Total	Principal	Interest (1)	Total

8% Convertible Notes	$287,500	$188,988	$476,488	$509,250	$195,723	$704,973
12.5% Convertible Notes	50,000	25,433	75,433	140,500	64,493	204,993
10% Convertible Notes	-	-	-	1,229,653	254,646	1,484,299
Total	$337,500	$214,421	$551,921	$1,879,403	$514,862	$2,394,265

[1] Accrued interest is included as a component of accrued expenses on the consolidated balance sheets.

The non-current portion of the above amounts represents principal and accrued interest that was subsequently exchanged for equity securities prior to the release of the financial statements.

8% Convertible Notes

During an offering that commenced on September 8, 2009 and ultimately ended on September 30, 2010, IPG issued convertible notes with an interest rate of 8% and an amended maturity date of March 31, 2011 (the “8% Notes”) for gross proceeds of $13,238,120. Principal and accrued interest was contingently convertible, on an all-or-none basis, at the option of the holder (1) just prior to the consummation of the IPG Exchange into IPG membership units (“IPG Units”) at an amended 22.5% discount to the conversion date fair market value; or (2) just prior to the consummation of a share exchange with a public company (or a similar transaction) into AWLD common stock (the “Go Public Transaction”) at an amended 20% discount to the conversion date fair market value. These notes are no longer convertible at the discretion of the holder.

The Company determined that the embedded conversion option (“ECO”) should not be bifurcated and accounted for as a derivative, primarily because the ECO’s, if freestanding, would not qualify as a derivative, on account of the fact that, at conversion settlement, the Company would not be delivering an asset that is readily convertible into cash.

On September 30, 2010, principal of $11,735,520 and accrued interest of $439,628 were converted into IPG Units, and the IPG Units were exchanged for shares of AWLD common stock. Through December 31, 2014, principal and accrued interest of $1,215,100 and $153,315, respectively, has been repaid in cash. As of December 31, 2014 and 2013, principal of $287,500 and $509,250, respectively, and accrued interest of $188,988 and $195,723, respectively, remained outstanding. The notes matured and are convertible at the option of the holder. After the maturity date, the interest continues to accrue for up to 12 months based on the interest rate stated above.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	CONVERTIBLE DEBT OBLIGATIONS, continued

12.5% Convertible Notes

During an offering that commenced on June 24, 2011 and ultimately ended on October 31, 2011, AWLD issued convertible notes with an interest rate of 12.5% and an amended maturity date of August 29, 2012 (the “12.5% Notes”) for gross proceeds of $1,853,880. Principal and accrued interest was contingently convertible at the option of the holder (1) upon commencement of a $10,000,000 plus offering of preferred stock, on an all-or-none basis into such preferred stock at a 25% discount to the conversion date fair market value; or (2) after refusing the option to convert into preferred stock, into AWE land parcels at a 30% discount to the lesser of (i) the commitment date fair market value; or (ii) the conversion date fair market value. The contingent ECO’s expired at the August 29, 2012 maturity of the 12.5% Notes. These notes are no longer convertible at the discretion of the holder.

During 2013, pursuant to certain limited time offers, holders elected to exchange principal and interest of $350,000 and $90,328 into 249,289 shares of Series A preferred stock (“Series A Preferred”). The fair value of the equity securities issued exceeded the value of the extinguished debt by $133,035, which was recorded as a loss on extinguishment.

During 2014, pursuant to certain limited time offers, holders elected to exchange principal and interest of $86,500 and $51,321 into 92,811 shares of Series A Preferred. The fair value of the equity securities issued exceeded the value of the extinguished debt by $75,644, which was recorded as a loss on extinguishment.

Through December 31, 2014, principal and accrued interest of $163,500 and $15,730, respectively, has been repaid in cash, and principal and accrued interest of $1,640,380 and $317,791, respectively, was converted into shares of Series A Preferred. As of December 31, 2014 and 2013, principal of $50,000 and $140,500, respectively and accrued interest of $25,433 and $64,493, respectively, remained outstanding. The notes matured and are convertible at the option of the holder. After the maturity date, the interest continues to accrue for up to 12 months based on the interest rate stated above.

10% Convertible Notes

During an offering that commenced on November 1, 2011 and ultimately ended on June 15, 2012, AWLD issued convertible notes with an interest rate of 10% and an amended maturity date of August 29, 2012 (the “10% Notes”) for gross proceeds of $6,711,820. Principal and accrued interest was contingently convertible at the option of the holder (1) upon commencement of a $10,000,000 plus offering of preferred stock, on an all-or-none basis into such preferred stock at a 20% discount to the conversion date fair market value; or (2) after refusing the option to convert into preferred stock, into AWE land parcels at a 25% discount to the lesser of (i) the commitment date fair market value; or (ii) the conversion date fair market value. The contingent ECO’s expired at the August 29, 2012 maturity of the 10% Notes.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	CONVERTIBLE DEBT OBLIGATIONS, continued

10% Convertible Notes, continued

During 2013, pursuant to certain limited time offers, holders elected to exchange principal and interest of $913,000 and $96,827 for 545,788 shares of Series A Preferred. The fair value of the equity securities issued exceeded the value of the extinguished debt by $245,488, which was recorded as a loss on extinguishment.

During 2014, pursuant to certain limited time offers, holders elected to exchange principal and interest of $726,381 and $12,708 for 384,161 shares of Series A Preferred. The fair value of the equity securities issued exceeded the value of the extinguished debt by $144,482, which was recorded as a loss on extinguishment.

Through December 31, 2014, principal and accrued interest of $523,773 and $287,474, respectively, has been repaid in cash, and principal and interest of $6,188,047 and $417,846, respectively, was converted into shares of Series A Preferred. No principal or interest remained outstanding related to the 10% Convertible Notes as of December 31, 2014.

12.	LOANS PAYABLE

On January 7, 2014 the Company issued a note payable in the amount of $100,000 to an independent lender. The note, and related accrued interest of $2,438 were converted into 51,220 shares of the Company’s common stock on April 16, 2014.

On July 24, 2014 the Company issued a note payable in the amount of $125,000 to an independent lender. The note, and related accrued interest of $1,678 were converted into 63,339 shares of the Company’s common stock on September 11, 2014.

Loans payable consist of notes payable to independent lenders and to a related party (see Note 15 – Related Party Transactions). Loans payable to independent lenders of $100,000 at December 31, 2014 consist of a note payable to a single lender. The note is dated March 7, 2014, bears interest at 8% per annum and is payable on demand any time after March 6, 2015. As of December 31, 2014, the Company has accrued interest of $8,192 related to this note.

Loans Payable to independent lenders of $458,480 at December 31, 2013 consist primarily of two notes payable to a single lender. The first note dated March 4, 2011, was in the amount of $250,000, and bore interest at 8% per annum. The second note dated January 3, 2013, was in the amount of $200,000 and bore interest at 10% per annum. As of December 31, 2013, the Company had recorded accrued interest of $78,383 related to these notes. On April 25. 2014, both notes and the related accrued interest of $88,986 were converted into 269,493 shares of the Company’s common stock.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.	INCOME TAXES

The Company files tax returns in United States (“U.S.”) Federal, state and local jurisdictions, plus Argentina and the United Kingdom (“U.K.”).

United States and international components of income before income taxes were as follows:

	For The Years Ended
	December 31,
	2014	2013

United States	$(6,468,460)	$(6,584,275)
International	(2,594,967)	(2,208,555)
Income before income taxes	$(9,063,427)	$(8,792,830)

The income tax provision (benefit) consisted of the following:

	For The Years Ended
	December 31,
	2014	2013
Federal
Current	$-	$-
Deferred	(2,648,686)	(2,479,420)

State and local
Current	-	-
Deferred	(817,977)	(765,703)

Foreign
Current	-	-
Deferred	73,697	77,906

	(3,392,966)	(3,167,217)
Change in valuation allowance	3,392,966	3,167,217
Income tax provision (benefit)	$-	$-

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.	INCOME TAXES, continued

For the years ended December 31, 2014 and December 31, 2013, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For The Years Ended
	December 31,
	2014	2013
U.S. federal statutory rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(9.0)%	(8.7)%
Permanent differences	2.1%	3.3%
Write-off of deferred tax asset	3.0%	2.6%
Foreign minimum presumed income tax credit	0.8%	0.9%
Other	(0.3)%	(0.1)%
Change in valuation allowance	37.4%	36.0%

Income tax provision (benefit)	0.0%	0.0%

As of December 31, 2014 and December 31, 2013, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	December 31,
	2014	2013

Net operating loss	$16,134,419	$12,584,808
Stock based compensation	1,716,612	1,730,234
Argentine tax credits	590,904	664,601
Accruals and other	592,447	676,525
Receivable allowances	211,296	207,021
Total deferred tax assets	19,245,678	15,863,189
Valuation allowance	(19,084,300)	(15,691,334)
Deferred tax assets, net of valuation allowance	161,378	171,855
Excess of book over tax basis of warrants	(161,378)	(171,855)
Net deferred tax assets	$-	$-

As of December 31, 2014 and December 31, 2013, the Company had approximately $35,825,000 and $28,072,000 of gross U.S. net operating loss (“NOL”) carryovers which may be carried forward for 20 years and begin to expire in 2019.  These NOL carryovers are subject to annual limitations under Section 382 of the U.S. Internal Revenue Code when there is a greater than 50% ownership change, as determined under the regulations.  Based on our analysis, there was a change of control on or about June 30, 2012 and we have determined that, due to the annual limitations under Section 382, approximately $7,566,000 of the NOLs will expire unused.  Therefore, we have reduced the related deferred tax asset for U.S. NOL carryovers by approximately $3,367,000 from June 30, 2012 forward. The Company’s U.S. NOL’s generated through the date of the ownership change on June 30, 2012 are subject to an annual limitation of approximately $1,004,000.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2014 and December 31, 2013, the Company had approximately $432,000 and $422,000 of gross U.K. NOL carryovers which do not expire. Finally, as of December 31, 2014 and December 31, 2013, the Company had approximately $591,000 and $665,000 of Argentine tax credits which may be carried forward 10 years and begin to expire in 2015.

Foreign earnings are assumed to be permanently reinvested. U.S. federal income taxes have not been provided on undistributed earnings of our foreign subsidiary.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment.  Based on this assessment, management has established a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized.  The valuation allowance for the years ended December 31, 2014 and 2013 increased by $3,392,966 and $3,167,217, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2014 and 2013. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company has U.S. tax returns subject to examination by tax authorities beginning with those filed for the year ended December 31, 2011. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

13.	RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties of $265,111 and $365,917 at December 31, 2014 and 2013, respectively, represents the net realizable value of advances made to related, but independent, entities under common management.

See Note 8 – Investments and Fair Value of Financial Instruments.

Liabilities

The CEO and Chairman of the Company (the “CEO”), loaned the Company $400,000 in April 2011 at a 6% interest rate and since then he has periodically advanced and withdrawn additional amounts. As of December 31, 2013, $266,663 and $51,432 of principal and interest pursuant to a 6% loan payable, and $63,936 and $4,569 of principal and interest pursuant to a 20% note payable, respectively, were due to the CEO. Both were included in loans payable – related parties (principal) and accrued expenses - related parties (interest) in the accompanying consolidated balance sheets. The total loan principal and related interest were repaid in full during 2014.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14.	RELATED PARTY TRANSACTIONS, continued

Liabilities, continued

Additionally, in 2011 and 2012 the CEO invested a total $800,000 in the Company’s offering of convertible promissory notes on the same terms as other investors, earning a 10% interest rate. As of December 31, 2013, $800,000 and $176,475 of principal and interest, respectively, were due to the CEO, and were included in convertible debt obligations – related parties (principal) and accrued expenses - related parties (interest) in the accompanying consolidated balance sheets. During 2014, principal and interest of $373,958 and $207,327 was repaid in cash, and the remaining principal of $426,042 and the related interest were converted into 231,545 shares of Series A Preferred.

The following table summarized principal and interest owed to the CEO as of December 31, 2013. There were no loans payable to the CEO at December 31, 2014.

	December 31, 2013
	Principal	Interest	Total
6% Loan payable	$266,663	$51,432	$318,095
10% Convertible debt obligation	800,000	176,475	976,475
20% Note payable	63,936	4,569	68,505
	$1,130,599	$232,476	$1,363,075

[1] This note bore interest at 20% because it is denominated in Argentine pesos and the peso has been subject to significant devaluation in recent years.

The Company’s indebtedness to its CEO represents 17% of total liabilities at December 31, 2013.

Revenues

For the years ended December 31, 2014 and 2013, CAP recorded $0 and $305,548 of private equity and venture capital fees arising from private placement transactions on behalf of a related, but independent, entity under common management. Of the 2013 amounts, $208,423 represent cash fees and $97,125 represent fees in the form of warrants, which were recorded at fair value as of the grant date using the Black-Scholes option pricing model.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related, but independent, entity, of which AWLD’s CEO is Chairman and Chief Executive Officer, and AWLD’s CFO is an executive officer, to share expenses such as office space, support staff and other operating expenses. General and administrative expenses were reduced by $172,796 and $204,797 during the years ended on December 31, 2014 and 2013, respectively.

The Company has an expense sharing agreement with a related, but independent entity to share expenses such as office space and other clerical services. The owners of more than 5% of that entity include (i) AWLD’s chairman, and (ii) a more than 5% owner of AWLD. The entity owed $389,512 and $488,552 to the Company under the expense sharing agreement as of December 31, 2014 and 2013, respectively, of which $289,000 and $264,000, respectively, is deemed unrecoverable and written off.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14.	RELATED PARTY TRANSACTIONS, continued

Other relationships

An investor and a greater than 5% stockholder of the Company is affiliated with the Company that imports wines for AWE to the United States.

15.	BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. For the years ended December 31, 2014 and 2013, the Company recorded a charge associated with its contribution of approximately $73,000 and $50,000, respectively. This charge has been included as a component of general and administrative expenses in the accompanying consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $2.00 and $2.25 per share during 2014 and 2013, respectively.)

16.	STOCKHOLDERS’ EQUITY

Authorized Shares

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue up to 80,000,000 shares of common stock, $0.01 par value per share. As of December 31, 2014 and 2013, 35,741,420 and 23,757,025 shares of common stock were outstanding, respectively.

The Company is authorized to issue up to 11,000,000 shares of Series A Preferred, $0.01 par value per share. As of December 31, 2013, 6,871,363 shares of preferred stock were outstanding. There were no shares of preferred stock outstanding as of December 31, 2014.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY, continued

Convertible Preferred Stock

During the years ended December 31, 2014 and 2013, the Company issued 2,748,995 and 1,561,534 shares of Series A Preferred to accredited investors in a private placement transaction for gross proceeds of $6,322,677 and $3,591,524, respectively.

During the year ended December 31, 2013, 130,435 shares of the Company’s common stock were converted into Series A Preferred. In addition, convertible debt obligations aggregating $876,910 and $1,450,154 were converted to 476,972 and 795,077 shares of Series A Preferred valued at $1,097,036 and $1,828,678 during the years ended December 31, 2014, and 2013, respectively (see Note 12 – Convertible Debt Obligations). The Company recognized loss on extinguishment of debt related to these conversions of $220,126 and $378,523 during the years ended December 31, 2014 and 2013, respectively, which is recorded in the consolidated statements of operations.

On July 14, 2014, the Company’s Registration Statement on Form 10 filed on May 14, 2014, as amended on July 3, 2014 and August 13, 2014, September 12, 2014, October 23, 2014 and December 12, 2014 with the SEC became effective with the result that the Company became subject to the reporting requirements under Section 13 of the Securities Exchange Act of 1934. As a result, the 10,097,330 outstanding shares of Series A Preferred were automatically converted into 10,097,330 aggregate shares of common stock. As a result of the conversion, the investors were no longer eligible for dividends payments, and all liquidation preferences were extinguished.

Common Stock

In March 2013, the Company issued 34,723 shares of common stock to settle its 2012 contribution obligation to the Company’s 401(k) profit-sharing plan.

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

 On April 9, 2014, the Company engaged a financial advisor for a six month term (subject to immediate termination by either party) for consideration comprised of a $15,000 cash fee and the issuance of 50,000 shares of common stock.

During April 2014, the Company issued 320,713 shares of its common stock at $2.00 in exchange for the settlement of loans payable and related accrued interest of $550,000 and $91,427, respectively.

On September 11, 2014, the Company issued 63,338 shares of its common stock at $2.00 in exchange for the settlement of a loan payable and related accrued interest of $125,000 and $1,676, respectively.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY, continued

Common Stock, continued

During the year ended December 2014, the Company issued 1,223,349 shares of its common stock for $2.00 per share for $2,446,697 of gross proceeds.

See Note 17 – Stockholders’ Equity – Convertible Preferred stock for details associated with the conversion of Series A Preferred into common stock.

Accumulated Other Comprehensive Loss

For the years ended December 31, 2014 and 2013, the Company recorded $1,567,513 and $2,661,850, respectively, of foreign currency translation adjustment as accumulated other comprehensive loss.

Warrants

During 2014 and 2013, in connection with the sale of Series A Preferred, the Company issued five-year warrants to its subsidiary DPEC Capital, Inc., who acted as placement agent, to purchase 349,444 and 235,666 shares, respectively, of Series A Preferred at an exercise price of $2.30 per share as well as warrants for the purchase of 50,000 and 0 shares, respectively of the Company’s common stock at an exercise price of $2.00 per share. DPEC Capital, Inc., in turn, awarded such warrants to its registered representatives and recorded $285,147 and $208,040 of stock-based compensation expense for the years ended December 31, 2014 and 2013, respectively, within general and administrative expense in the consolidated statements of operations.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY, continued

A summary of warrants activity during the years ended December 31, 2014 and 2013 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2012	885,628	$2.93
Issued	235,666	2.30
Exercised	-	-
Cancelled	(222,138)	3.82
Outstanding, December 31, 2013	899,156	2.54
Issued	349,444	2.26
Exercised
Cancelled	(178,926)	3.70
Outstanding, December 31, 2014	1,069,674	$2.26	3.5	$18,913

Exercisable, December 31, 2014	1,069,674	$2.26	3.5	$18,913

A summary of outstanding and exercisable warrants as of December 31, 2014 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Info	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Exercisable Number of Warrants
$1.59	Common Stock	46,130	0.5	46,130
$2.00	Common Stock	50,000	5.0	50,000
$2.30	Preferred Stock	973,544	3.6	973,544
	Total	1,069,674	3.5	1,069,674

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY, continued

Equity Incentive Plans

The Company’s 2001 Equity Incentive Plan, as amended (the “2001 Plan”), and the 2008 Equity Incentive Plan, as amended (the “2008 Plan”), were approved by the Company’s Board and shareholders on June 21, 2001 and August 25, 2008, respectively. The plans provide for grants to purchase up to an aggregate of 342,700 shares, and 9,000,000 shares, respectively. Both equity plans permit the granting of incentive and non-qualified stock options, restricted and unrestricted stock, loans and grants, and performance awards. Under all plans, (1) awards may be granted to employees, consultants, independent contractors, officers and directors; (2) the maximum term of any award shall be ten years from the date of grant; (3) the exercise price of any award shall not be less than the fair value on the date of grant. On June 21, 2011, the 2001 Plan expired, such that no new awards may be granted from the 2001 Plan, but all outstanding awards continue to run their course. The Company intends to issue new shares of common stock to satisfy any plan obligations.

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

On January 13, 2013, the Company granted a five-year option to purchase 50,000 shares of common stock at an exercise price of $2.48 to an employee of the Company, pursuant to the 2008 Equity Incentive Plan. The option vests over a four year period with one-fourth vesting on the one year anniversary of the date of grant and the remainder vesting quarterly thereafter. The $45,200 grant date fair value is being amortized ratably over the vesting period.

On April 15, 2013, the Company granted five-year options to purchase an aggregate of 75,000 shares of common stock at an exercise price of $2.48 to directors of the Company, pursuant to the 2008 Plan. The options vest quarterly over a one year period from the date of grant. The $56,261 aggregate grant date fair value is being amortized over the vesting period.

On June 30, 2013, the Company granted five-year options to purchase 2,955,000, 25,000, and 10,000 shares of immediately vested common stock at exercise prices of $2.48, $3.50 and $3.85 to employees and consultants of the Company, pursuant to the 2008 Equity Incentive Plan. The $1,994,608 grant date fair value was recognized immediately.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY, continued

On August 27, 2014, the Company granted five-year options to purchase an aggregate of 2,649,000 shares of common stock at an exercise price of $2.48 to employees, officers, directors and consultants of the Company, pursuant to the 2008 Plan. The options vest as follows: (i) 550,000 shares vest over a five year period with one-fourth vesting on August 27, 2015 and the remainder vesting quarterly thereafter; (ii) 1,115,000 shares vest over a four year period with one-fourth vesting on August 27, 2015 and the remainder vesting quarterly thereafter; (iii) 1,000 shares vest over a four year period with one-fourth vesting on August 27, 2015 and the remainder vesting yearly thereafter; (iv) 483,000 shares vest on August 27, 2015; and (v) 500,000 shares vest over a four year period with one-sixteenth vesting on November 27, 2014 and the remainder vesting quarterly thereafter. The options had an aggregate grant date value of $1,489,951, of which, options granted to employees, officers and directors had an aggregate grant date fair value of $1,191,308, which will be recognized ratably over the vesting period, while options granted to consultants had an aggregate grant date value of $298,643, which will be re-measured on financial reporting dates and vesting dates until the service period is complete.

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

	For The Years Ended
	December 31,
	2014	2013
Risk free interest rate	1.14%	0.71%
Expected term (years)	3.54	3.09
Expected volatility	46.4%	48.4%
Expected dividends	0%	0%
Forfeiture rate	5.0%	5.0%

The weighted average estimated fair values of the stock options granted during the years ended December 31, 2014 and 2013 were $0.56 and $0.67 per share, respectively.

During the years ended December 31, 2014 and 2013, the Company recorded stock-based compensation expense of $568,022 and $2,563,343 respectively, related to stock option grants, which is reflected as general and administrative expenses in the consolidated statements of operations. As of December 31, 2014, there was $1,491,290 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 3.2 years, of which $278,089 of unrecognized expense is subject to non-employee mark-to-market adjustments.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY, continued

A summary of options activity during the years ended December 31, 2014 and 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2012	4,541,095	$3.55
Granted	3,115,000	2.49
Exercised	-	-
Cancelled	(519,859)	6.75
Forfeited	-	-
Outstanding, December 31, 2013	7,136,236	2.85
Granted	2,649,000	2.48
Exercised	(598,367)	1.59
Cancelled	(784,965)	2.67
Forfeited	(595,068)	2.79
Outstanding, December 31, 2014	7,806,836	$2.85	3.2	$144,827

Exercisable, December 31, 2014	4,872,421	$2.98	2.4	$156,610

The following table presents information related to stock options at December 31, 2014:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options
$1.59 - $2.00	$1.59	381,975	$1.59	0.1	381,975
$2.01 - $2.50	$2.48	5,279,000	$2.48	3.5	2,661,250
$2.51 - $3.50	$2.72	251,232	$2.72	0.5	251,232
$3.51 - $4.50	$3.85	1,859,000	$3.85	1.6	1,542,335
$4.51 - $9.50	$8.03	19,868	$8.03	0.3	19,868
$9.51 - $41.78	$33.94	15,761	$33.94	0.3	15,761
$1.59 - $41.78	$2.85	7,806,836	$2.98	2.4	4,872,421

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

17.	COMMITMENTS AND CONTINGENCIES

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

Regulatory Matters

The partial settlement in May 2007 of a securities industry (FINRA) enforcement case first brought in 2004 left a few charges unresolved, principally, whether Company CEO, Scott Mathis, inadvertently or willfully failed to properly disclose the existence of certain federal tax liens on his Form U4 (the securities industry registration form) during the years 1996-2002. In December 2007, the FINRA Office of Hearing Officers (“OHO”) held that Mr. Mathis negligently failed to make certain disclosures on his Form U4 concerning personal tax liens, and willfully failed to make other required Form U4 disclosures regarding those tax liens. (All of the underlying tax liabilities were paid in 2003 so the liens were released in 2003.) Mr. Mathis received a three-month suspension, and a $10,000 fine for the lien nondisclosures. With respect to other non-willful late Form U4 filings relating to two customer complaints, he received an additional 10-day suspension (to run concurrently), plus an additional $2,500 fine. The suspension was completed on September 4, 2012, and all fines have been paid.

Mr. Mathis has never disputed that he failed to make, or timely make, these disclosures on his Form U4; he only disputed the willfulness finding. He appealed the decision (principally with respect to the willfulness issue) to the FINRA National Adjudicatory Council (“NAC”). In December 2008, NAC affirmed the OHO decision pertaining to the “willful” issue, and slightly broadened the finding. Thereafter, Mr. Mathis appealed the NAC decision to the Securities and Exchange Commission and thereafter to the U.S. Court of Appeals. In each instance, the decision of the NAC was affirmed.

Under FINRA’s rules, the finding that Mr. Mathis was found to have acted willfully subjects him to a “statutory disqualification.” This means that he might no longer be permitted to continue to work in the securities industry. In September 2012, Mr. Mathis submitted to FINRA an application on Form MC-400 in which he sought permission to continue to work in the securities industry, notwithstanding the fact that he is subject to a statutory disqualification. A hearing on that application was held in October, 2014, and it is not known when a decision will be made. While a denial of that application would preclude Mr. Mathis from continuing to work at the Company’s broker-dealer, he would still be able to continue performing his duties for the non-securities side of the business.

Pending Financial Disclosures

Mr. Mathis currently has two liens filed against him for unpaid taxes as disclosed on his Form U4. The majority of tax owed by Mr. Mathis resulted from the sale of a portion of his shares in Hollywood Burger Holdings, Inc., which Mr. Mathis liquidated in order to provide funds through a loan to the Company. Mr. Mathis has entered into payment plans with the IRS and is fully compliant with those plans. Mr. Mathis has made full payment of the tax owed to New York State and currently no amounts are outstanding with regard to taxes owed to New York State.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

17.	COMMITMENTS AND CONTINGENCIES, continued

Employment Agreement

The CEO has an employment agreement which commenced on January 1, 2003 which automatically renews for annual periods following the initial two-year term. The agreement may be terminated by either party upon three months written notice in advance of any renewal date. Compensation pursuant to the agreement includes an annual salary of $250,000 (subject to annual increases of 5% beginning with the first automatic renewal), bonus eligibility, paid vacation and specified business expense reimbursements. The agreement sets limits on the CEO’s annual sales of AWLD common stock. If the CEO’s employment is terminated by the Company without cause or by the CEO for Good Reason, then the salary is payable for the remainder of the then current term, plus an additional six months. Upon a change of control (1) the CEO’s options fully vest; (2) the employment term resets to one year from the date of the change of control; (3) the CEO has the right to resign during the thirty day period commencing on the one year anniversary of the change of control and then receive, within thirty days of his termination, a lump sum payment equal to his then current annual salary. The CEO isn’t permitted to solicit AWLD clients or employees during a two-year non-solicitation period following his termination.

Commitments

The Company leases office space under an operating lease that expires on August 31, 2015. Most of the leases include renewal options. Future minimum payments on these operating leases are as follows:

For The Years Ending December 31,	Amount
2015	$103,997
Thereafter	-
Total	$103,997

Rent expense for this property for the years ended December 31, 2014 and 2013 was $129,168 and $129,169, respectively, net of expense allocation to affiliates.

18.	SUBSEQUENT EVENTS

Management has evaluated all subsequent events to determine if events or transactions occurring the through the date that the consolidated financial statements were issued, require adjustment to or disclosure in the consolidated financial statements.

Foreign Currency Exchange Rates

The Argentine Peso to United States Dollar exchange rate was 8.7794, 8.5411 and 6.5049 at March 25, December 31, 2014, and December 31, 2013, respectively.

Proceeds from the sale of common stock

During the first quarter of 2015, the Company sold 622,215 shares of its common stock for proceeds of $1,244,430.

