Form 10-Q
period 2015-03-31
Algodon Wines & Luxury Development Group, Inc.
filed 2015-05-15
CIK 1559998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________.

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

As of May 15, 2015, there were 37,203,314 shares of Algodon Wines & Luxury Development Group, Inc. common stock, $0.01 par value issued and 37,198,903 outstanding.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current Assets
Cash	$373,176	$442,725
Accounts receivables, net	329,088	292,840
Accounts receivables - related parties, net	258,425	265,111
Advances and loans to registered representatives, net	210,600	208,019
Inventory	1,538,512	1,487,166
Prepaid expenses and other current assets, net	420,393	454,996
Total Current Assets	3,130,194	3,150,857
Property and equipment, net	6,392,670	6,668,504
Prepaid foreign taxes, net	547,192	672,541
Investment - related parties	278,337	294,653
Deposits	42,166	42,269
Total Assets	$10,390,559	$10,828,824

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$593,328	$719,997
Accrued expenses	2,502,715	2,655,791
Deferred revenue	1,287,761	1,229,029
Loans payable	100,000	100,000
Loan payable - related parties	50,000	-
Convertible debt obligations	337,500	337,500
Current portion of other liabilities	3,677	5,884
Total Current Liabilities	4,874,981	5,048,201

Other liabilities, non-current portion	70,854	-
Total Liabilities	4,945,835	5,048,201

Commitments and Contingencies

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 per share; 11,000,000 shares authorized; 902,670 shares available for issuance; 0 shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 36,509,512 and 35,745,831 shares issued and 36,505,101 and 35,741,420 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	365,095	357,458
Additional paid-in capital	64,307,766	62,517,913
Accumulated other comprehensive loss	(7,842,475)	(7,770,214)
Accumulated deficit	(51,371,592)	(49,310,464)
Treasury stock, at cost, 4,411 shares at March 31, 2015 and December 31, 2014	(14,070)	(14,070)
Total Stockholders' Equity	5,444,724	5,780,623
Total Liabilities and Stockholders' Equity	$10,390,559	$10,828,824

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2015	2014

Sales	$571,963	$550,385
Cost of sales	(484,059)	(507,918)
Gross profit	87,904	42,467
Operating Expenses
Selling and marketing	54,619	60,853
General and administrative	1,981,435	1,753,673
Depreciation and amortization	66,733	67,751
Total operating expenses	2,102,787	1,882,277
Loss from Operations	(2,014,883)	(1,839,810)

Other Expenses
Interest expense, net	46,245	76,871
Loss on extinguishment of convertible debt	-	95,989
Total other expenses	46,245	172,860
Net Loss	(2,061,128)	(2,012,670)
Cumulative preferred stock dividends	-	(329,397)
Net Loss Attributable to Common Stockholders	$(2,061,128)	$(2,342,067)

Net Loss Per Share Attributable to Common Stockholders:
Basic and Diluted	$(0.06)	$(0.10)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	35,987,149	23,858,264

See Notes to the Condensed Consolidated Financial Statements

2

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended
	March 31,
	2015	2014

Net Loss	$(2,061,128)	$(2,012,670)
Other Comprehensive Loss
Foreign currency translation adjustments	(72,261)	(1,605,817)
Total Comprehensive Loss	$(2,133,389)	$(3,618,487)

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance -December 31, 2014	35,745,831	$357,458	4,411	$(14,070)	$62,517,913	$(7,770,214)	$(49,310,464)	$5,780,623

Stock-based compensation:
Options and warrants	-	-	-	-	270,128	-	-	270,128
Common stock issued for cash	763,681	7,637			1,519,725	-	-	1,527,362
Comprehensive loss:
Net loss	-	-	-	-	-	-	(2,061,128)	(2,061,128)
Other comprehensive loss	-	-	-	-	-	(72,261)	-	(72,261)

Balance - March 31, 2015	36,509,512	$365,095	4,411	$(14,070)	$64,307,766	$(7,842,475)	$(51,371,592)	$5,444,724

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31,
	2015	2014

Cash Flows from Operating Activities
Net loss	$(2,061,128)	$(2,012,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	305,064	222,910
Net realized and unrealized investment losses	16,316	5,027
Depreciation and amortization	114,115	103,005
Provision for uncollectible assets	42,018	(192,503)
Prepaid compensation amortization	1,583	(7,329)
Loss on extinguishment of convertible debt	-	95,989
Decrease (increase) in assets:
Accounts receivable	(96,091)	(190,930)
Inventory	(100,552)	(125,632)
Prepaid expenses and other current assets	128,005	42,748
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(267,019)	414,320
Deferred revenue	97,103	220,659
Other liabilities	69,773	(1,449)
Total Adjustments	310,315	586,815
Net Cash Used in Operating Activities	(1,750,813)	(1,425,855)
Cash Used in Investing Activities
Purchase of property and equipment	(46,603)	(104,340)
Net Cash Used in Investing Activities	(46,603)	(104,340)
Cash Provided by Financing Activities
Proceeds from issuance of loans payable	50,000	200,000
Repayments of loans payable	-	(51,888)
Repayments of convertible debt obligations	-	(4,000)
Proceeds from common stock offering	1,527,362	-
Proceeds from preferred stock offering	-	1,526,682
Proceeds from the exercise of stock options	-	49,959
Net Cash Provided by Financing Activities	1,577,362	1,720,753
Effect of Exchange Rate Changes on Cash	150,505	101,080
Net (Decrease) Increase in Cash	(69,549)	291,638
Cash - Beginning of Year	442,725	207,418
Cash - End of Period	$373,176	$499,056

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31,
	2015	2014

Supplemental Disclosures of Cash Flow Information:
Interest paid	$38,145	$19,522
Income taxes paid	$20,025	$20,818

Non-Cash Investing and Financing Activity
Issuance of preferred stock previously subscribed	$-	$789,800
Debt and interest converted to equity	$-	$378,379
Common stock issued to settle operational expenses	$-	$23,591
Accrued stock based compensation converted to equity	$-	$48,272

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION

Through its wholly-owned subsidiaries, Algodon Wines & Luxury Development Group, Inc. (the “Company”, “Algodon Partners”, “AWLD”), a Delaware corporation that was incorporated on April 5, 1999, currently invests in, develops and operates international real estate projects. The Company’s wholly-owned subsidiaries are InvestProperty Group, LLC, Algodon Global Properties, LLC, DPEC Capital, Inc. (“CAP”), and Algodon Europe, Ltd. AWLD also owns approximately 96.5% of Mercari Communications Group, Ltd. (“Mercari”), a public shell corporation that is current in its SEC reporting obligations and is a ready target for merger or sale. Mercari is a consolidated subsidiary of the Company and the noncontrolling interest is negligible.

2.	GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses of $2,061,128 and $2,012,670 during the three months ended March 31, 2015 and 2014, respectively. Cash used in operating activities was $1,750,813 and $1,425,855 for the three months ended March 31, 2015 and 2014, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to expand its business objectives. The Company funded its operations for the three months ended March 31, 2015 primarily through a private placement offering of common stock for proceeds of $1,527,362. The Company presently has only enough cash on hand to sustain its operations on a month to month basis. Historically, the Company has been successful in raising funds to support our capital needs. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful and notwithstanding any request the Company may make, if the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2015, and for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company's audited consolidated financial statements.

Use of Estimates

 To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, the Company must make estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and related assumptions made by the Company relate to the valuation of equity instruments, the useful lives of property and equipment and reserves associated with the realizability of certain assets.

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

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound). There has been a steady devaluation of the Argentine peso relative to the United States dollar in recent years. Assets and liabilities are translated into U.S. dollars at the balance sheet data (8.8179 and 8.5411 at March 31, 2015 and December 31, 2014, respectively) and revenue and expense accounts are translated at a weighted average exchange rate for the period or for the year then ended (8.6799 and 7.5736 for the three months ended March 31, 2015 and 2014, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

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

 The Company capitalizes internal vineyard improvement costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Expenditures for repairs and maintenance are charged to operating expense as incurred. The cost of properties sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts at the time of disposal and resulting gains and losses are included as a component of operating income. Real estate development consists of costs incurred to ready the land for sale, including primarily costs of infrastructure as well as master plan development and associated professional fees. Given that they are not currently in service, the assets are currently not being depreciated.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $146,979 and $135,098 at March 31, 2015 and December 31, 2014, respectively.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2015	2014

Options	7,214,340	5,731,882
Warrants	1,122,674	943,660
Convertible instruments	263,993	8,270,451
Total potentially dilutive shares	8,601,007	14,945,993

New Accounting Pronouncements

The Company has implemented all new accounting standards that are in effect and may impact its condensed consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

4.	INVENTORY

Inventory at March 31, 2015 and December 31, 2014 is comprised of the following:

	March 31,	December 31,
	2015	2014

Vineyard in process	$309,561	$247,234
Wine in process	1,023,708	990,923
Finished wine	102,936	118,869
Other	102,307	130,140
	$1,538,512	$1,487,166

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

As of March 31, 2015 and December 31, 2014, CAP’s net capital exceeded the requirement by $3,234 and $12,860, respectively.

 The Company had a percentage of aggregate indebtedness to net capital of approximately 926% and 432% as of March 31, 2015 and December 31, 2014, respectively.

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

Investments – Related Parties at Fair Value

As of March 31, 2015	Level 1	Level 2	Level 3	Total
Warrants - Affiliates	-	-	$278,337	$278,337

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Warrants - Affiliates	-	-	$294,653	$294,653

A reconciliation of Level 3 assets is as follows:

Warrants
Balance - December 31, 2014	$294,653
Received	-
Allocated to employees as compensation	-
Unrealized loss	(16,316)
Balance - March 31, 2015	$278,337

	March 31,	December 31,
	2015	2014
Accumulated Unrealized Gains Related to Investments at Fair Value	$98,381	$114,188

It is the Company’s policy to distribute part or all of the warrants CAP earns through serving as placement agent on various private placement offerings for a related but independent entity under common management, to registered representatives or other employees who provided investment banking services. There was no compensation expense (fair value) recorded related to these distributed warrants for three months ended March 31, 2015 or 2014. Warrants retained by the Company’s broker-dealer subsidiary are marked to market at each reporting date using the Black-Scholes option pricing model. Unrealized losses on affiliate warrants of $16,316 recorded during the quarter ended March 31, 2015 are included in revenues on the accompanying condensed consolidated statements of operations.

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

7.	ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	March 31,	December 31,
	2015	2014
Accrued compensation	$1,742,092	$1,870,082
Accrued taxes payable	406,540	320,343
Accrued interest	305,649	321,729
Other accrued expenses	48,434	143,637
Total	$2,502,715	$2,655,791

8.	CONVERTIBLE DEBT OBLIGATIONS

Convertible notes consist of the following:

	March 31, 2015			December 31, 2014
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

8% convertible notes	$287,500	$198,247	$485,747	$287,500	$188,988	$476,488
12.5% convertible notes	50,000	27,628	77,628	50,000	25,433	75,433
Total	$337,500	$225,875	$563,375	$337,500	$214,421	$551,921

[1] Accrued interest is included as a component of accrued expenses on the condensed consolidated balance sheets.

During the three months ended March 31, 2015 and 2014, the Company accrued $11,454 and $53,791, respectively, in connection with its convertible notes.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	LOANS PAYABLE

Loans payable to independent lenders of $100,000 at March 31, 2015 and December 31, 2014 consists of a note payable to a single lender. The note is dated March 7, 2014, bears interest at 8% per annum and is payable on demand. As of March 31, 2015, and December 31, 2014, the Company has accrued interest of $10,657 and $8,192 related to this note, respectively.

10.	RELATED PARTY TRANSACTIONS

Assets

 Accounts receivable – related parties of $258,425 and $265,111 at March 31, 2015 and December 31, 2014, respectively, represents the net realizable value of advances made to related, but independent, entities under common management.

Investments

See Note 6 – Investments and fair value of financial instruments, for information related to investments in related parties.

Liabilities

Loan payable to related parties of $50,000 at March 31, 2015 represents a short term loan received from a related, but independent, entity under common management.

Expense Sharing

 On April 1, 2010, the Company entered into an agreement with a related, but independent, entity under common management, to share expenses such as office space, support staff and other operating expenses. General and administrative expenses were reduced by $45,927 and $41,273 during the three months ended March 31, 2015 and 2014, respectively.

The Company has an expense sharing agreement with a related, but independent entity to share expenses such as office space and other clerical services. The owners of more than 5% of that entity include (i) AWLD’s chairman, and (ii) a more than 5% owner of AWLD. The entity owed $393,502 and $389,512 to the Company under the expense sharing agreement as of March 31, 2015 and December 31, 2014, respectively, of which $343,000 and $289,000, respectively, is deemed unrecoverable and written off.

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

A participant is always fully vested in their account, including the Company’s contribution. For three months ended March 31, 2015 and 2014, the Company recorded a charge associated with its contribution of $34,936 and $11,865, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

12.	STOCKHOLDERS’ EQUITY

Common Stock

During the quarter ended March 31, 2015, the Company issued 763,681 shares of common stock at $2.00 per share for cash proceeds of $1,527,362.

Accumulated Other Comprehensive Loss

For three months ended March 31, 2015 and 2014, the Company recorded $72,261 and $1,605,817, respectively, of foreign currency translation adjustment as accumulated other comprehensive loss.

Warrants

During the three months ended March 31, 2015, in connection with the sale of its equity securities, the Company issued five-year warrants to its subsidiary CAP, who acted as placement agent, to purchase 53,000 shares of its common stock at $2.00 per share. Similarly, during the three months ended March 31, 2014 the Company issued five-year warrants for the purchase of 99,994 shares of Series A Preferred at an exercise price of $2.30 per share to CAP. CAP, in turn, awarded such warrants to its registered representatives and recorded $37,392 and $86,695, of stock-based compensation expense for three months ended March 31, 2015 and 2014, respectively, within general and administrative expense in the condensed consolidated statements of operations.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCKHOLDERS’ EQUITY, continued

A summary of warrants activity during three months ended March 31, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2014	1,069,674	$2.26
Issued	53,000	$2.00
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2015	1,122,674	$2.26	3.3	$18,913

Exercisable, March 31, 2015	1,122,674	$2.26	3.3	$18,913

A summary of outstanding and exercisable warrants as of March 31, 2015 is presented below:

	Warrants Outstanding		Warrants Exercisable
			Weighted
		Outstanding	Average	Exercisable
Exercise	Exercisable	Number of	Remaining	Number of
Price	Into	Warrants	Life In Years	Warrants
$1.59	Common Stock	46,130	0.3	46,130
$2.30	Preferred Stock	973,544	3.3	973,544
$2.00	Common Stock	103,000	4.9	103,000
	Total	1,122,674	3.3	1,122,674

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCKHOLDERS’ EQUITY, continued

Stock Options

 The Company has computed the fair value of options granted using the Black-Scholes option pricing model. There is currently no public trading market for the shares of AWLD common stock underlying the Company’s 2008 Equity Incentive Plan (the “2008 Plan”). Accordingly, the fair value of the AWLD common stock was estimated by management based on observations of the cash sales prices of AWLD equity securities. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted to consultants represents the contractual term, whereas the expected term of options granted to employees and directors was estimated based upon the “simplified” method for “plain-vanilla” options. Given that the Company’s shares are not publicly traded, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options. The Company estimated forfeitures related to options at an annual rate of 5% for options outstanding at March 31, 2015.

There were no stock options granted during the three months ended March 31, 2015 and 2014.

During the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation expense of $232,736 and $136,215, respectively, related to stock option grants, which is reflected as general and administrative expenses in the condensed consolidated statements of operations. As of March 31, 2015, there was $1,269,315 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 3.2 years, of which $254,861 of unrecognized expense is subject to non-employee mark-to-market adjustments

A summary of options activity during the three months ended March 31, 2015 is presented below:

			Weighted
		Weighted	Average
	Number of	Average Exercise	Remaining Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding, December 31, 2014	7,806,836	$2.85
Granted	-	-
Exercised	-	-
Expired	(592,496)	1.96
Forfeited	-	-
Outstanding, March 31, 2015	7,214,340	$2.92	3.1	$-

Exercisable, March 31, 2015	4,416,740	$3.13	2.4	$-

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCKHOLDERS’ EQUITY, continued

The following table presents information related to stock options at March 31, 2015:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options
$2.48 - $2.50	$2.48	5,279,000	$2.48	3.2	2,692,500
$2.51 - $3.50	$2.72	40,711	$3.16	2.0	40,711
$3.51 - $4.50	$3.85	1,859,000	$3.85	1.3	1,647,900
$4.51 - $9.50	$8.03	19,868	$8.03	0.1	19,868
$9.51 - $41.78	$33.94	15,761	$33.94	0.1	15,761
$2.48 - $41.78	$2.92	7,214,340	$3.13	2.4	4,416,740

13.	COMMITMENTS AND CONTINGENCIES

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

Regulatory Matters

In December 2007, the FINRA Office of Hearing Officers (“OHO”) held that Mr. Mathis negligently failed to make certain disclosures on his Form U4 to reflect the filing of certain personal federal tax liens. (All of the underlying tax liabilities were paid in full by Mr. Mathis in 2003 and the liens were released in 2003.) After several appeals regarding the willfulness finding, Mr. Mathis served a suspension, which was completed on September 4, 2012, and all fines have been paid.

Under applicable FINRA rules, the finding that Mr. Mathis acted willfully subjected him to a “statutory disqualification” would have prevented him from working in the securities industry. In accordance with FINRA rules, Mr. Mathis filed Form MC-400 with FINRA in September 2012, requesting that he be permitted to continue to work in the securities industry and in October 2014, FINRA’s Member Regulation Department recommended approval of the MC-400 application. On April 30, 2015, FINRA’s National Adjudicatory Council (NAC) agreed with the recommendation of Member Regulation and further approved the application so that Mr. Mathis can continue to work in the securities industry. That approval becomes automatically effective thirty days thereafter, unless the Securities and Exchange Commission determines that it should review the NAC decision.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	COMMITMENTS AND CONTINGENCIES, continued

Commitments

The Company leases office space in New York City under an operating lease which expires on August 31, 2015. Rent expense for this property was $37,439 and $32,292 for the three ended March 31, 2015 and 2014, respectively, net of expense allocation to affiliates.

14.	SUBSEQUENT EVENTS

Management has evaluated all subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued, require adjustment to or disclosure in the condensed consolidated financial statements.

Equity Transactions

During the period from April 1, 2015 through May 15, 2015 the Company sold 693,802 shares of its common stock for cash proceeds of $1,387,604.

Foreign Currency Exchange Rates

The Argentine peso to United States dollar exchange rate was 8.9242, 8.8179 and 8.5411 at May 12, 2015, March 31, 2015 and December 31, 2014, respectively.

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

The independent registered public accounting firm’s report on the Company’s financial statements as of December 31, 2014, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Developments and Trends

Financings

During the three months ended March 31, 2015, we raised, net of repayments, approximately $1.6 million of new capital through the issuance of debt and equity, consisting primarily of proceeds from the issuance of common stock for cash.

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

Liquidity

As reflected in our condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $51 million, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2014 and 2013, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing our products and continue the development of our real estate holdings.

Our business strategy may not be successful in addressing these issues and there can be no assurance that we will be able to obtain any additional capital. If we cannot execute our business plan on a timely basis (including acquiring additional capital), our stockholders may lose their entire investment in us, because we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code.

Consolidated Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Overview

We reported net losses of approximately $2.1 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively.

Revenues

Revenues were approximately $572,000 and $550,000 during the three months ended March 31, 2015 and 2014, respectively, representing an increase of $22,000 or 4%. Increases in wine, and hotel and restaurant revenues were partially offset by decreases in event sales, as well as the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the first quarter of 2015 compared to the same quarter in 2014.

Gross profit

We generated gross profit of approximately $88,000 for the three months ended March 31, 2015 as compared to a gross profit of approximately $42,000 for the three months ended March 31, 2014, representing an increase of $46,000 or 108%. Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $24,000 from $508,000 for the three months ended March 31, 2014 $484,000 for the three months ended March 31, 2015. The increase in gross profit is primarily the result of improved revenues and a reduction in restaurant labor costs resulting from the renegotiation of labor contracts and a reduction in minimum hours required to be paid to restaurant employees.

Selling and marketing expenses

Selling and marketing expenses were approximately $55,000 and $61,000 for the three months ended March 31, 2015 and 2014, respectively, representing a decrease of $6,000 or 10%, which primarily resulted from fluctuations in the exchange rate of the Argentine peso to the United States dollar in the first quarter of 2015 compared to the same quarter in 2014.

General and administrative expenses

General and administrative expenses were approximately $2.0 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively, representing an increase of $200,000 or 13%. Increases in administrative salaries of $127,000, stock based compensation of $82,000 and professional fees of $121,000 were partially offset by a decrease of approximately $72,000 resulting from the fluctuations in exchange rate of the Argentine peso to the United States dollar.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $67,000 and $68,000 during the three months ended March 31, 2015 and 2014, respectively, representing a decrease of $1,000 or 2%. It should be noted that an additional $47,000 and $35,000 of depreciation and amortization expense was included in cost of sales during the three months ended March 31, 2015 and 2014, respectively. Most of our property and equipment is located in Argentina and gross cost being depreciated declined year-over-year due to the devaluation of the Argentine peso relative to the United States dollar. Increases related to purchases of fixed assets during the quarter were offset by decreases resulting from the devaluation of the peso.

Interest expense, net

Interest expense was approximately $46,000 and $77,000 during the three months ended March 31, 2015 and 2014, respectively, representing a decrease of $31,000 or 40%, related to the reduction (exchange or repayment) of debt during 2014.

Loss on extinguishment of convertible debt

Loss on extinguishment of convertible debt was approximately $96,000 during the three months ended March 31, 2014. The extinguishment losses during the three months ended March 31, 2014 resulted from the excess of the fair market value of the issued Series A Preferred over the carrying value of the exchanged convertible notes that was not pursuant to the original terms of the convertible notes. The Company did not record a loss on extinguishment of convertible debt during the three months ended March 31, 2015.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	March 31,	December 31,
	2015	2014
Cash	$373,176	$442,725
Working Capital Deficiency	$(1,744,787)	$(1,897,344)

Based upon our working capital situation as of March 31, 2015, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have relied primarily on debt and equity private placement offerings to third party independent, accredited investors to sustain operations. These offerings were conducted by our wholly-owned subsidiary DPEC Capital, Inc. (“CAP”). Additionally, from time to time, we secured individual, direct loans from our CEO and other shareholders.

During the three months ended March 31, 2015, we issued 763,681 shares of common stock at $2.00 per share to accredited investors in a private placement transaction for gross proceeds of $1,527,362, and received a short term loan of $50,000 from a related, but independent, entity under common management.

The proceeds from these financing activities were used to fund our existing operating deficits, legal and accounting expenses associated with being a public company, capital expenditures associated with our real estate development projects, enhanced marketing efforts to increase revenues and the general working capital needs of the business.

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

Sources and Uses of Cash for the Three months ended March 31, 2015 and 2014

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 and 2014 amounted to approximately $1,751,000 and $1,426,000, respectively. During the three months ended March 31, 2015, the net cash used in operating activities was primarily attributable to the net loss of approximately $2,061,000, adjusted for approximately $479,000 of net non-cash expenses, and approximately $169,000 of cash used by changes in the levels of operating assets and liabilities. During the three months ended March 31, 2014, the net cash used in operating activities was primarily attributable to the net loss of approximately $2,013,000 adjusted for approximately $227,000 of net non-cash expenses, and approximately $360,000 of cash provided by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 and 2014 amounted to approximately $47,000 and $104,000, respectively, and was primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 and 2014 amounted to approximately $1,577,000 and $1,721,000, respectively. For the three months ended March 31, 2015, the net cash provided by financing activities resulted primarily from the offering of equity securities for net proceeds of approximately $1,527,000 and new borrowings of $50,000. For the three months ended March 31, 2014, the net cash provided by financing activities resulted primarily from the offering of equity securities for net proceeds of approximately $1,527,000, new borrowings, net of repayments, of approximately $144,000, and proceeds from the exercise of stock options of approximately $50,000.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 2 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and development activities and have suffered substantial recurring losses from operations since our inception, which conditions raise substantial doubt that we will be able to continue operations as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K filed with the SEC on March 31, 2015. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2015, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

Material Weakness in Internal Control Over Financial Reporting and Status of Remediation Efforts

Our Annual Report on Form 10-K for the year ended December 31, 2014 does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

However, our management has determined that as of December 31, 2014, we had a material weakness in our internal control over financial reporting due to the fact that we did not have the appropriate resources with the resources to provide oversight over the timely preparation and review of schedules necessary for the preparation of our financial statements and to make certain U.S. GAAP accounting judgments. A material weakness is a control deficiency, or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis. See our Form 10-K for the year ended December 31, 2014 for additional details.

Notwithstanding the existence of this material weakness described above, our management has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP. Our Chief Executive Officer and Chief Financial Officer have certified to their knowledge that this Quarterly Report on Form 10-Q does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Quarterly Report. We have discussed this material weakness with our independent registered public accounting firm and our Audit Committee.

We are already in the process of remediating the material weakness and developing a plan for management’s annual assessment of internal control over financial reporting as provided under Section 404 of the Sarbanes-Oxley Act of 2002. Our remediation efforts thus far have included hiring additional personnel with financial reporting and operational experience, software and systems upgrading for the multicurrency reporting, changes to processes and procedures to strengthen closing process and enhance controls and efficiency. Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company or until we are no longer a non-accelerated filer as defined in Rule 12b-2 under the Exchange Act, whichever is later, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, during the fiscal quarter ended March 31, 2015, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 Certain Regulatory Matters and Customer Arbitrations

 Scott Mathis, Chairman of the Board of Directors of AWLD and Chief Executive Officer of AWLD, is a registered representative associated with CAP. The report available on Broker Check at www.finra.org reflects a number of disclosure events, including one regulatory matter, a number of completed customer arbitrations and customer complaints, and two liens and judgments.

 CAP has eight disclosure events as reported to FINRA, available on Broker Check at www.finra.org.

Customer Arbitrations and Complaints

There are no pending customer arbitrations or complaints pertaining to DPEC Capital or any of its associated persons.

Regulatory Matters

In December 2007, the FINRA Office of Hearing Officers (“OHO”) held that Mr. Mathis negligently failed to make certain disclosures on his Form U4 to reflect the filing of certain personal federal tax liens. (All of the underlying tax liabilities were paid in full by Mr. Mathis in 2003 and the liens were released in 2003.) After several appeals regarding the willfulness finding, Mr. Mathis served a suspension, which was completed on September 4, 2012, and all fines have been paid.

Under applicable FINRA rules, the finding that Mr. Mathis acted willfully subjected him to a “statutory disqualification” would have prevented him from working in the securities industry. In accordance with FINRA rules, Mr. Mathis filed Form MC-400 with FINRA in September 2012, requesting that he be permitted to continue to work in the securities industry and in October 2014, FINRA’s Member Regulation Department recommended approval of the MC-400 application. On April 30, 2015, FINRA’s National Adjudicatory Council (NAC) agreed with the recommendation of Member Regulation and further approved the application so that Mr. Mathis can continue to work in the securities industry. That approval becomes automatically effective thirty days thereafter, unless the Securities and Exchange Commission determines that it should review the NAC decision.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Shares, Options and Warrants

During the three months ended March 31, 2015, the Company issued 763,681 common shares at $2.00 per share to accredited investors for cash proceeds of $1,527,362. Commissions in the form of cash of $152,736 and 53,000 warrants to purchase common stock at $2.00 per share valued at $37,392 were paid to DPEC Capital, Inc., the Company’s registered broker dealer subsidiary who acted as placement agent in connection with these share issuances. DPEC Capital, Inc., in turn, awarded such warrants to its registered representatives who all had sufficient knowledge and experience in financial, investment and business matters to be capable of evaluating the merits and risks of investment in the Company and able to bear the risk of loss. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on July 14, 2014 and an amended Form D was filed with the SEC on September 15, 2014.

There were no stock options granted during the three months ended March 31, 2015 and 2014.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

Pursuant to the Audit Committee Charter of the Company in effect as of April 15, 2015, the Audit Committee is charged with meeting to review and discuss with management and the independent auditor the annual audited financial statements and quarterly financial statements of the Company. Due to the medical condition of one of the Company’s Audit Committee members, the Audit Committee was unable to hold a meeting with the required quorum.

However, the Board of Directors did hold a meeting at which a quorum was present (including the other Audit Committee member) and at which Company’s management and independent auditors were present. The Board of Directors discussed the quarterly financial statements of the Company with the independent auditors and approved this Quarterly Report.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013(1)
3.2	Amended and Restated Bylaws(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2015	ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

