Form 10-Q
period 2015-06-30
Algodon Wines & Luxury Development Group, Inc.
filed 2015-08-13
CIK 1559998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 13, 2015, there were 38,604,473 shares of Algodon Wines & Luxury Development Group, Inc. common stock, $0.01 par value issued and 38,600,062 outstanding.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current Assets
Cash	$1,729,705	$442,725
Accounts receivables, net	312,458	292,840
Accounts receivables - related parties, net	317,556	265,111
Advances and loans to registered representatives, net	301,911	208,019
Inventory	1,361,116	1,487,166
Prepaid expenses and other current assets, net	674,620	454,996
Total Current Assets	4,697,366	3,150,857
Property and equipment, net	6,165,102	6,668,504
Prepaid foreign taxes, net	555,464	672,541
Investment - related parties	160,894	294,653
Deposits	42,054	42,269
Total Assets	$11,620,880	$10,828,824

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$421,923	$719,997
Accrued expenses, current portion	2,044,733	2,655,791
Deferred revenue	1,320,838	1,229,029
Loans payable	-	100,000
Convertible debt obligations	287,500	337,500
Other liabilities	1,471	5,884
Total Current Liabilities	4,076,465	5,048,201

Accrued expenses, non-current portion	485,430	-
Total Liabilities	4,561,895	5,048,201

Commitments and Contingencies

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 per share; 11,000,000 shares authorized; 902,670 shares available for issuance; 0 shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 38,531,773 and 35,745,831 shares issued and 38,527,362 and 35,741,420 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	385,317	357,458
Additional paid-in capital	68,667,762	62,517,913
Accumulated other comprehensive loss	(7,787,627)	(7,770,214)
Accumulated deficit	(54,192,397)	(49,310,464)
Treasury stock, at cost, 4,411 shares at June 30, 2015 and December 31, 2014	(14,070)	(14,070)
Total Stockholders' Equity	7,058,985	5,780,623
Total Liabilities and Stockholders' Equity	$11,620,880	$10,828,824

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Sales	$269,275	$458,379	$841,238	$1,008,764
Cost of sales	(636,612)	(702,880)	(1,120,671)	(1,328,390)
Gross loss	(367,337)	(244,501)	(279,433)	(319,626)
Operating Expenses
Selling and marketing	82,235	138,371	136,854	199,224
General and administrative	2,199,007	2,093,000	4,180,442	3,729,083
Depreciation and amortization	64,935	74,371	131,668	142,122
Total operating expenses	2,346,177	2,305,742	4,448,964	4,070,429
Loss from Operations	(2,713,514)	(2,550,243)	(4,728,397)	(4,390,055)

Other Expenses
Interest expense, net	107,291	38,597	153,536	115,468
Loss on extinguishment of convertible debt	-	123,432	-	219,419
Total other expenses	107,291	162,029	153,536	334,887
Net Loss	(2,820,805)	(2,712,272)	(4,881,933)	(4,724,942)
Cumulative preferred stock dividends	-	(276,481)	-	(605,878)
Net Loss Attributable to Common Stockholders	$(2,820,805)	$(2,988,753)	$(4,881,933)	$(5,330,820)

Net Loss Per Share Attributable to Common Stockholders:
Basic and Diluted	$(0.08)	$(0.12)	$(0.13)	$(0.22)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	37,416,040	24,031,745	36,707,740	24,061,745

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Net Loss	$(2,820,805)	$(2,712,272)	$(4,881,933)	$(4,724,942)
Other Comprehensive Loss
Foreign currency translation adjustments	54,846	82,831	(17,413)	(1,522,985)
Total Comprehensive Loss	$(2,765,959)	$(2,629,441)	$(4,899,346)	$(6,247,927)

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance -December 31, 2014	35,745,831	$357,458	4,411	$(14,070)	$62,517,913	$(7,770,214)	$(49,310,464)	$5,780,623

Stock-based compensation:
Common stock issued under 401(k) profit sharing plan	36,700	367	-	-	73,034	-	-	73,401
Options and warrants	-	-	-	-	605,823	-	-	605,823
Common stock issued for cash	2,749,242	27,492			5,470,992	-	-	5,498,484
Comprehensive loss:								-
Net loss	-	-	-	-	-	-	(4,881,933)	(4,881,933)
Other comprehensive loss	-	-	-	-	-	(17,413)	-	(17,413)

Balance - June 30, 2015	38,531,773	$385,317	4,411	$(14,070)	$68,667,762	$(7,787,627)	$(54,192,397)	$7,058,985

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2015	2014

Cash Flows from Operating Activities
Net loss	$(4,881,933)	$(4,724,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	605,823	425,771
Net realized and unrealized investment losses	133,759	11,324
Depreciation and amortization	131,668	142,122
Provision for uncollectable assets	46,109	(57,270)
Prepaid compensation amortization	4,833	(7,119)
Loss on extinguishment of convertible debt	-	219,421
Decrease (increase) in assets:
Accounts receivable	(149,174)	3,579
Inventory	124,937	(101,073)
Prepaid expenses and other current assets	(287,211)	(88,707)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(753,265)	773,566
Deferred revenue	173,877	174,967
Other liabilities	498,904	(2,899)
Total Adjustments	530,260	1,493,682
Net Cash Used in Operating Activities	(4,351,673)	(3,231,260)
Cash Flows from Investing Activities
Purchase of property and equipment	(143,857)	(488,869)
Net Cash Used in Investing Activities	(143,857)	(488,869)
Cash Flows from Financing Activities
Proceeds from issuance of loans payable	-	200,000
Repayments of loans payable	(100,000)	(326,218)
Repayments of convertible debt obligations	(50,000)	(656,848)
Proceeds from common stock offering	5,498,484	-
Proceeds from preferred stock offering	-	4,891,353
Proceeds from the exercise of stock options	-	49,959
Net Cash Provided by Financing Activities	5,348,484	4,158,246
Effect of Exchange Rate Changes on Cash	434,026	318,687
Net Increase in Cash	1,286,980	756,804
Cash - Beginning of Year	442,725	207,418
Cash - End of Period	$1,729,705	$964,222

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the six months ended
	June 30,
	2015	2014

Supplemental Disclosures of Cash Flow Information:
Interest paid	$121,384	$421,590
Income taxes paid	$16,601	$33,848

Non-Cash Investing and Financing Activity
Debt and interest converted to equity	$-	$1,515,606
Common stock issued to settle operational expenses	$-	$136,091
Accrued stock based compensation converted to equity	$73,401	$48,272

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

 The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses of $2,820,805 and $4,881,933 during the three and six months ended June 30, 2015, respectively and $2,712,272 and $4,724,942 during the three and six months ended June 30, 2014, respectively. Cash used in operating activities was $4,351,673 and $3,231,260 for the six months ended June 30, 2015 and 2014, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to expand its business objectives. The Company funded its operations for the six months ended June 30, 2015 primarily through a private placement offering of common stock of $5,498,484 and for the six months ended June 30, 2014 primarily through a private placement offering of preferred stock for net proceeds of $4,891,353. During the six months ended June 30, 2014, the Company issued promissory notes for proceeds of $200,000. During the six months ended June 30, 2015 and 2014, $150,000 and $983,066, respectively, of cash proceeds from financing were used to repay debt. In addition, during the six months ended June 30, 2014, the Company received $49,959 of proceeds from the exercise of stock options. The Company presently has only enough cash on hand to sustain its operations until October 2015. Historically, the Company has been successful in raising funds to support its capital needs. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful and notwithstanding any request the Company may make, the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company's audited consolidated financial statements.

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Foreign Currency Translation

 The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound). There has been a steady devaluation of the Argentine peso relative to the United States dollar in recent years. Assets and liabilities are translated into U.S. dollars at the exchange rate as of the balance sheet date (9.1417 and 8.5411 at June 30, 2015 and December 31, 2014, respectively) and revenue and expense accounts are translated at a weighted average exchange rate for the period or for the year then ended (8.8166 and 7.8146 for the six months ended June 30, 2015 and 2014, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentrations

 The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $456,333 and $135,098 at June 30, 2015 and December 31, 2014, respectively.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The guidance requires other comprehensive loss to include foreign currency translation adjustments.

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

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss per Common Share, continued

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2015	2014
Options	8,956,311	5,157,836
Warrants	1,274,313	1,027,179
Convertible Instruments	277,155	9,739,782
Total potentially dilutive shares	10,507,779	15,924,797

New Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

4.	INVENTORY

Inventory at June 30, 2015 and December 31, 2014 is comprised of the following:

	June 30 2015	December 31, 2014
Vineyard in Process	$97,060	$247,234
Wine in Process	1,048,224	990,923
Finished Wine	96,187	118,869
Other	119,645	130,140
	$1,361,116	$1,487,166

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	NET CAPITAL REQUIREMENTS

The Company’s subsidiary, CAP, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. This requires that CAP maintain minimum net capital of $5,000 and requires that the ratio of aggregate indebtedness, as defined, to net capital, shall not exceed 15 to 1.

As of June 30, 2015 and December 31, 2014, CAP’s net capital exceeded the requirement by $20,054 and $12,860, respectively.

The Company had a percentage of aggregate indebtedness to net capital of approximately 326% and 432% as of June 30, 2015 and December 31, 2014, respectively.

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

Investments – Related Parties at Fair Value:

As of June 30, 2015	Level 1	Level 2	Level 3	Total
Warrants - Affiliates	-	-	$160,894	$160,894

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Warrants - Affiliates	-	-	$294,653	$294,653

A reconciliation of Level 3 assets is as follows:

Warrants
Balance - December 31, 2014	$294,653
Received	-
Allocated to employees as compensation	-
Unrealized loss	(133,759)
Balance - June 30, 2015	$160,894

	June 30,	December 31,
	2015	2014
Accumulated unrealized (losses) gains related to investments at fair value	$(447)	$114,188

It is the Company’s policy to distribute part or all of the warrants CAP earns through serving as placement agent on various private placement offerings for a related but independent entity under common management, to registered representatives or other employees who provided investment banking services. There was no compensation expense (fair value) recorded related to these distributed warrants for three and six months ended June 30, 2015 or 2014. Warrants retained by the Company’s broker-dealer subsidiary are marked to market at each reporting date using the Black-Scholes option pricing model. Unrealized losses on affiliate warrants of $117,443 and $133,759 recorded during the three and six months ended June 30, 2015, respectively, are included in revenues on the accompanying condensed consolidated statements of operations.

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	ACCRUED EXPENSES

The current portion of accrued expenses is comprised of the following:

	June 30,	December 31,
	2015	2014
Accrued compensation	$1,590,168	$2,003,866
Accrued taxes payable	112,779	186,559
Accrued interest	290,993	321,729
Other accrued expenses	50,793	143,637
Total	$2,044,733	$2,655,791

During May 2015, the Company entered into a payment plan, under which it agreed to pay its Argentine payroll tax obligations over a period of 36 months. The current portion of payments due under the plan is $369,921, included in accrued compensation and payroll taxes above. The non-current portion of accrued expenses represents the principal and interest payments of $470,804 and $14,626, respectively, of payments under the plan that are scheduled to be paid after twelve months.

8.	CONVERTIBLE DEBT OBLIGATIONS

Convertible notes consist of the following:

	June 30, 2015			December 31, 2014
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

8% Convertible Notes	$237,500	$205,948	$443,448	$287,500	$188,988	$476,488
12.5% Convertible Notes	50,000	29,847	79,847	50,000	25,433	75,433
Total	$287,500	$235,795	$523,295	$337,500	$214,421	$551,921

[1] Accrued interest is included as a component of accrued expenses on the condensed consolidated balance sheets.

During the six months ended June 30, 2015, $50,000 of principal was repaid in cash. The Company accrued interest expense of $9,919 and $21,373 during the three and six months ended June 30, 2015 and $24,541 and $78,332 during the three and six months ended June 30, 2014.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	LOANS PAYABLE

Loans payable of $100,000 at December 31, 2014 consists of a note payable to a single independent lender. The note was dated March 7, 2014, bore interest at 8% per annum and was payable on demand. On April 21, 2015 the Company repaid the remaining principal and interest balances on this note of $100,000 and $11,233, respectively.

10.	RELATED PARTY TRANSACTIONS

Receivables

Accounts receivable – related parties of $317,556 and $265,111 at June 30, 2015 and December 31, 2014, respectively, represents the net realizable value of advances made to related, but independent, entities under common management.

Investments

See Note 6 – Investments and fair value of financial instruments, for information related to investments in related parties.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related, but independent, entity under common management, to share expenses such as office space, support staff and other operating expenses. General and administrative expenses were reduced by $39,010 and $84,937 during the three and six months ended June 30, 2015 and $44,323 and $85,596 during the three and six months ended June 30, 2014, respectively.

The Company has an expense sharing agreement with a related, but independent entity to share expenses such as office space and other clerical services. The owners of more than 5% of that entity include (i) AWLD’s chairman, and (ii) a more than 5% owner of AWLD. The entity owed $393,502 and $389,512 to the Company under the expense sharing agreement as of June 30, 2015 and December 31, 2014, respectively, of which $344,000 and $289,000, respectively, is deemed unrecoverable and written off.

Other Relationships

An investor and a greater than 5% stockholder of the Company is affiliated with a company that imports wines for AWE to the United States.

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

 A participant is always fully vested in their account, including the Company’s contribution. The Company recorded a charge associated with its contribution of $30,798 and $65,735 for three and six months ended June 30, 2015, and $15,339 and $27,204, for three and six months ended June 30, 2014, respectively. This charge is included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle the prior year obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $2.00 per share during the six months ended June 30, 2015 and $2.25 per share during the six months ended June 30, 2014).

12.	STOCKHOLDERS’ EQUITY

Common Stock

 During the six months ended June 30, 2015, the Company issued 2,749,242 shares of common stock at $2.00 per share for cash proceeds of $5,498,484.

Accumulated Other Comprehensive Loss

The Company recorded foreign currency translation adjustments of $54,846 and $(17,413) during the three and six months ended June 30, 2015 and $82,831 and $(1,522,985) during the three and six months ended June 30, 2014, respectively, as accumulated other comprehensive loss.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCKHOLDERS’ EQUITY, continued

Warrants

During the three and six months ended June 30, 2015, in connection with the sale of its equity securities, the Company issued five-year warrants to its subsidiary CAP, who acted as placement agent, to purchase 161,944 and 214,944 shares, respectively, of its common stock at $2.00 per share. Similarly, during the three and six months ended June 30, 2014 the Company issued five-year warrants for the purchase of 137,470 and 237,464 shares of Series A Preferred, respectively, at an exercise price of $2.30 per share to CAP. CAP, in turn, awarded such warrants to its registered representatives and recorded $117,005 and $154,397 of stock-based compensation expense for three and six months ended June 30, 2015 and $112,175 and $198,870, of stock-based compensation expense for three and six months ended June 30, 2014, respectively, within general and administrative expense in the condensed consolidated statements of operations.

A summary of warrants activity during six months ended June 30, 2015 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding, December 31, 2014	1,069,674	$2.26
Issued	214,944	2.00
Exercised	-	-
Expired	(10,305)	1.59
Outstanding, June 30, 2015	1,274,313	$2.22	3.4	$14,688

Exercisable, June 30, 2015	1,274,313	$2.22	3.4	$14,688

A summary of outstanding and exercisable warrants as of June 30, 2015 is presented below:

	Warrants Outstanding		Warrants Exercisable
Exercise Price	Exercisable Info	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Exercisable Number of Warrants
$1.59	Common	35,825	0.1	35,825
$2.30	Preferred A	973,544	3.1	973,544
$2.00	Common	264,944	4.9	264,944
	Total	1,274,313	3.4	1,274,313

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCKHOLDERS’ EQUITY, continued

Stock Options

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. There is currently no public trading market for the shares of AWLD common stock underlying the Company’s 2008 Equity Incentive Plan (the “2008 Plan”). Accordingly, the fair value of the AWLD common stock was estimated by management based on observations of the cash sales prices of AWLD equity securities. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted to consultants represents the contractual term, whereas the expected term of options granted to employees and directors was estimated based upon the “simplified” method for “plain-vanilla” options. Given that the Company’s shares are not publicly traded, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options. The Company estimated forfeitures related to options at an annual rate of 5% for options outstanding at June 30, 2015.

On June 15, 2015, the Company granted five-year options to purchase an aggregate of 2,211,890 shares of common stock to employees, officers, directors and consultants of the Company, pursuant to the 2008 Plan. Options to purchase an aggregate of 2,201,890 shares had an exercise price of $2.20 per share and an option to purchase 10,000 shares of common stock had an exercise price of $3.30 per share. The options vest over a four year period with one-fourth vesting on June 8, 2016 and the remainder vesting quarterly thereafter and had an aggregate grant date value of $1,409,900, of which, options granted to employees, officers and directors had an aggregate grant date fair value of $1,251,384, which will be recognized ratably over the vesting period, while options granted to consultants had an aggregate grant date value of $158,516, which will be re-measured on financial reporting dates and vesting dates until the service period is complete.

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

For the three and
six months ended
June 30, 2015
2015
Risk free interest rate	1.10%
Expected term (years)	3.6
Expected volatility	46.1%
Expected dividends	0%
Forfeiture rate	5%

The weighted average grant date fair value per share of options granted during the three and six months ended June 30, 2015 was $0.64. There were no stock options granted during the three and six months ended June 30, 2014.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCKHOLDERS’ EQUITY, continued

Options, continued

During April 2015, in connection with certain employee separation agreements, the Company modified options to purchase an aggregate of 132,671 shares of common stock such that (a) previously vested options to purchase 68,671 shares of common stock will remain outstanding and exercisable until their original expiration dates notwithstanding the termination and (b) an unvested option to purchase 64,000 shares of common stock will become vested immediately and will remain outstanding and exercisable until its original expiration date notwithstanding the termination. As a result of the modification of the options, the Company recorded incremental stock-based compensation expense of $40,300 during the three and six months ended June 30, 2015.

The Company recorded stock-based compensation expense related to stock option grants of $218,690 and $451,426 during the three and six months ended June 30, 2015, respectively, and $90,686 and $226,901 during the three and six months ended June 30, 2014, respectively, which is reflected as general and administrative expenses in the condensed consolidated statements of operations. As of June 30, 2015, there was $2,275,759 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 3.1 years, of which $391,063 of unrecognized expense is subject to non-employee mark-to-market adjustments.

A summary of options activity during the six months ended June 30, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2014	7,806,836	$2.85
Granted	2,211,890	2.20
Exercised	-	-
Expired	(643,836)	2.95
Forfeited	(418,579)	2.52
Outstanding, June 30, 2015	8,956,311	$2.70	3.4	$-

Exercisable, June 30, 2015	4,456,215	$3.02	2.3	$-

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCKHOLDERS’ EQUITY, continued

Options, continued

The following table presents information related to stock options at June 30, 2015:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.20	2,201,890	-	-
2.48	4,873,000	3.1	2,687,750
3.30	10,000	-	-
3.50	25,000	3.0	25,000
3.85	1,846,421	1.0	1,743,465
	8,956,311	2.3	4,456,215

13.	COMMITMENTS AND CONTINGENCIES

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

Regulatory Matters, continued

Under applicable FINRA rules, the finding that Mr. Mathis acted willfully subjected him to a “statutory disqualification” would have prevented him from working in the securities industry. In accordance with FINRA rules, Mr. Mathis filed Form MC-400 with FINRA in September 2012, requesting that he be permitted to continue to work in the securities industry and in October 2014, FINRA’s Member Regulation Department recommended approval of the MC-400 application. On April 30, 2015, FINRA’s National Adjudicatory Council (NAC) agreed with the recommendation of Member Regulation and further approved the application so that Mr. Mathis can continue to work in the securities industry. At the time that FINRA provided notice of the NAC’s approval, it informed DPEC Capital that such approval would become effective (a) thirty days thereafter, unless the Commission determined that it should review the NAC decision, and (b) at such time that the Commission issued an acknowledgement letter. After seeking clarification from FINRA’s Office of the General Counsel regarding this ambiguity, DPEC Capital was informed that the approval would become effective after the Commission issued an acknowledgement letter. While there is no reason to suspect that such acknowledgement will not be forthcoming, to date it has not yet been received

Commitments

The Company leases office space in New York City under an operating lease which expires on August 31, 2015. Rent expense for this property was $29,092 and $64,325 for the three and six months ended June 30, 2015 and $32,292 and $64,584 for the three and six months ended June 30, 2014, respectively, net of expense allocation to affiliates. During July, 2015, the Company into the second amendment of this lease (the Second Lease Amendment). Pursuant to the terms of the Second Lease Amendment, annual rent for the New York City office is increased from $156,000 to $217,800 effective September 1, 2015, and the lease is extended through August 31, 2020.

14.	SUBSEQUENT EVENTS

Management has evaluated all subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued, require adjustment to or disclosure in the condensed consolidated financial statements.

Equity Transactions

During July 2015, the Company issued 72,700 shares of common stock at $2.00 per share for cash proceeds of $145,400.

Foreign Currency Exchange Rates

The Argentine Peso to United States Dollar exchange rate was 9.2301, 9.1417 and 8.5411 at August 10, 2015, June 30, 2015 and December 31, 2014, respectively.

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

Recent Developments and Trends

Financings

During the three and six months ended June 30, 2015, we raised, net of repayments, approximately $3.8 and $5.3 million, respectively, of new capital through the issuance of debt and equity, consisting primarily of proceeds from the issuance of common stock for cash.

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

Liquidity

As reflected in our condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $54.2 million, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2014 and 2013, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing our products and continue the development of our real estate holdings.

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

Consolidated Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Overview

We reported net losses of approximately $2.8 and $2.7 million for the three months ended June 30, 2015 and 2014, respectively, reflecting an increase of $0.1 million or 4%. The increase in net loss is primarily due to a $0.2 million decrease in revenues.

Revenues

Revenues were approximately $269,000 and $458,000 during the three months ended June 30, 2015 and 2014, respectively, representing a decrease of $189,000 or 41%. Decreases in revenues were primarily related to a decrease in broker dealer revenues of approximately $111,000 and a decrease in hotel and restaurant revenues of approximately $77,000, primarily resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Gross loss

We generated gross losses of approximately $367,000 and $244,000 for the three months ended June 30, 2015 and 2014, respectively. The increase in gross losses is related to the sale of bulk wine at a gross loss during the three months ended June 30, 2015, as well as the realization of increased gross losses related to golf, tennis and restaurant sales. We had no bulk wine sales during the comparable period in 2014. Gross losses related to golf, tennis and restaurant sales reflect the worsening economic conditions in Argentina.

Selling and marketing expenses

Selling and marketing expenses were approximately $82,000 and $138,000 for the three months ended June 30, 2015 and 2014, respectively, representing a decrease of $56,000 or 41%. The decrease is primarily attributable to a June 2014 marketing function.

General and administrative expenses

General and administrative expenses were approximately $2.2 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively. The increase of $0.2 million resulted primarily from damages incurred by a hailstorm during the period.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $65,000 and $74,000 during the three months ended June 30, 2015 and 2014, respectively, representing a decrease of $9,000 or 13%. It should be noted that approximately an additional $43,000 and $42,000 of depreciation and amortization expense was capitalized to inventory during the three months ended June 30, 2015 and 2014, respectively. Most of our property and equipment is located in Argentina and the gross cost being depreciated declined year-over-year due to the devaluation of the Argentine peso relative to the United States dollar.

Interest expense, net

Interest expense was approximately $107,000 and $39,000 during the three months ended June 30, 2015 and 2014, respectively, representing an increase of $68,000 or 178%, related to interest accrued on a tax payment plan. During May 2015 we entered into a payment plan, under which we agreed to pay certain Argentine tax obligations over a period of 36 months.

Loss on extinguishment of convertible debt

We recorded a $123,000 loss on extinguishment of convertible debt during the three months ended June 30, 2014. During the three months ended June 30, 2014, convertible note holders received 269,189 shares of Series A Preferred in exchange for principal and interest totaling, in the aggregate, approximately $496,000. The extinguishment losses resulted from the excess of the fair market value of the issued Series A Preferred over the carrying value of the exchanged convertible notes that was not pursuant to the original terms of the convertible notes. There were no losses on extinguishment of debt recorded during the three months ended June 30, 2015.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Overview

We reported net losses of approximately $4.9 and $4.7 million for the six months ended June 30, 2015 and 2014, respectively, reflecting an increase of $0.2 million or 3%. The increase in the net loss is primarily due to a million decrease in revenues.

Revenues

Revenues were approximately $0.8 and $1.0 million during the six months ended June 30, 2015 and 2014, respectively, a decrease of $0.2 million or 17%. Decreases in revenues were primarily related to a decrease in broker dealer revenues and decreases in wine, agricultural and hotel and restaurant revenues, primarily resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Gross loss

We generated gross losses of approximately $279,000 and $319,000 for the six months ended June 30, 2015 and 2014, respectively. Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, decreased to approximately $1,121,000 for the six months ended June 30, 2015, from $1,328,000 for the six months ended June 30, 2014. The decrease in cost of sales is consistent with the decrease in revenues, resulting in gross loss as a percentage of revenues of 33% and 32% the six months ended June 30, 2015 and 2014, respectively.

Selling and marketing expenses

Selling and marketing expenses were approximately $137,000 and $199,000, for the six months ended June 30, 2015 and 2014, respectively, a decrease of $62,000 or 31%. The decrease is primarily attributable to a June 2014 marketing function.

General and administrative expenses

General and administrative expenses were approximately $4.2 and $3.7 million for the six months ended June 30, 2015 and 2014, respectively, representing an increase of $0.5 million or 12%, related primarily to an increase in stock based compensation and directors and officers compensation during the period totaling, in the aggregate, $0.3 million, and $0.2 million of damages incurred by the hailstorm during the period.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $132,000 and $142,000 during the six months ended June 30, 2015 and 2014, respectively, representing a decrease of $10,000 or 7%. It should be noted that an additional $90,000 and $77,000 of depreciation and amortization expense was capitalized to inventory during the six months ended June 30, 2015 and 2014, respectively. Most of our property and equipment is located in Argentina and gross cost being depreciated declined year-over-year due to the devaluation of the Argentine peso relative to the United States dollar.

Interest expense, net

Interest expense was approximately $153,000 and $115,000 during the six months ended June 30, 2015 and 2015, respectively, representing an increase of $38,000 or 33%, related to interest accrued on a tax payment plan. During May 2015, we entered into a payment plan, under which we agreed to pay certain Argentine tax obligations over a period of 36 months.

Loss on extinguishment of convertible debt

We recorded loss on extinguishment of convertible debt of approximately $219,000 during the six months ended June 30, 2014. During the six months ended June 30, 2014, principal and interest aggregating approximately $874,000 was converted to 475,436 shares of Series A Preferred. The fair value of the equity securities issued exceeded the value of the extinguished debt (not converted pursuant to their original terms) by approximately $219,000, which was recorded as a loss on extinguishment.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	June 30,	December 31,
	2015	2014
Cash	$1,729,705	$442,725
Working Capital (Deficiency)	$620,901	$(1,897,344)

Based upon our working capital situation as of June 30, 2015, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have relied primarily on debt and equity private placement offerings to third party independent, accredited investors to sustain operations. These offerings were conducted by our wholly-owned subsidiary DPEC Capital, Inc. (“CAP”). Additionally, from time to time, we secured individual, direct loans from our CEO and other shareholders.

During the six months ended June 30, 2015, we issued 2,749,242 shares of common stock at $2.00 per share to accredited investors in a private placement transaction for gross proceeds of $5,498,484. A portion of the proceeds from the sale of stock was used to repay $150,000 of debt obligations, and to fund our existing operating deficits, legal and accounting expenses associated with being a public company, capital expenditures associated with our real estate development projects, enhanced marketing efforts to increase revenues and the general working capital needs of the business.

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

Sources and Uses of Cash for the Six Months Ended June 30, 2015 and 2014

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 and 2014 amounted to approximately $4,352,000 and $3,231,000, respectively. During the six months ended June 30, 2015, the net cash used in operating activities was primarily attributable to the net loss of approximately $4,882,000, adjusted for $922,000 of net non-cash expenses, and $392,000 of cash used in changes in the levels of operating assets and liabilities. During the six months ended June 30, 2014, the net cash used in operating activities was primarily attributable to the net loss of approximately $4,725,000, adjusted for $734,000 of net non-cash expenses, partially offset by $759,000 of cash provided by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 and 2014 amounted to approximately $144,000 and $489,000, respectively, and was primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 amounted to approximately $5,348,000 and $4,158,000, respectively. For the six months ended June 30, 2015, the net cash provided by financing activities resulted primarily from the offering of equity securities for net proceeds of $5,498,000, partially offset by the repayment of debt of $150,000. For the six months ended June 30, 2014, the net cash provided by financing activities resulted primarily from the offering of equity securities for net proceeds of $4,891,000 and new borrowings of $200,000, partially offset by repayment of debt of $983,000, as well as proceeds from the exercise of common stock options of approximately $50,000.

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

Based on current cash on hand and subsequent activity as described herein, our cash-on-hand only allows us to operate our business operations through October 2015. While we are exploring opportunities with third parties and related parties to provide some or all of the capital we need over the short and long terms, we have not entered into any external agreement to provide us with the necessary capital. Historically, the Company has been successful in raising funds to support our capital needs. If we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2014 and 2013 consolidated financial statements.

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

New Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2015, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, as described in our Annual Report on Form 10-K for the year ended December 31, 2014. See below for the remediation efforts undertaken as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, during the six months ended June 30, 2015, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAP has eight disclosure events as reported to FINRA, available on Broker Check at www.finra.org .

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

Under applicable FINRA rules, the finding that Mr. Mathis acted willfully subjected him to a “statutory disqualification” would have prevented him from working in the securities industry. In accordance with FINRA rules, Mr. Mathis filed Form MC-400 with FINRA in September 2012, requesting that he be permitted to continue to work in the securities industry and in October 2014, FINRA’s Member Regulation Department recommended approval of the MC-400 application. On April 30, 2015, FINRA’s National Adjudicatory Council (NAC) agreed with the recommendation of Member Regulation and further approved the application so that Mr. Mathis can continue to work in the securities industry. At the time that FINRA provided notice of the NAC’s approval, it informed DPEC Capital that such approval would become effective (a) thirty days thereafter, unless the Commission determined that it should review the NAC decision, and (b) at such time that the Commission issued an acknowledgement letter. After seeking clarification from FINRA’s Office of the General Counsel regarding this ambiguity, DPEC Capital was informed that the approval would become effective after the Commission issued an acknowledgement letter. While there is no reason to suspect that such acknowledgement will not be forthcoming, to date it has not yet been received.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015, the Company issued 1,985,561 shares of its common stock at $2.00 per share to accredited investors in a private placement transaction for gross proceeds of $3,971,122. Commissions in the form of cash of $397,112 and 161,944 warrants to purchase common stock at $2.00 per share valued at $117,005 were paid to DPEC Capital, Inc., the Company’s registered broker dealer subsidiary in connection with these share issuances. DPEC Capital, Inc., in turn, awarded such warrants to its registered representatives. The investors and registered representatives all had sufficient knowledge and experience in financial, investment and business matters to be capable of evaluating the merits and risks of investment in the Company and able to bear the risk of loss. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. No general solicitation was used in this offering. A Form D was filed with the SEC on July 14, 2014 with amended Forms D filed with the SEC on each of September 15, 2014 and June 17, 2015.

On June 30, 2015, the Company issued 36,700 shares of common stock at $2.00 per share to settle its 2014 obligation to our 401(k) profit-sharing plan. The investors had current information regarding the Company and no general solicitation was used in this offering. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering. No commissions were paid in connection with this issuance of securities and no general solicitation was used in this offering. No Form D was filed for these transactions.

During April 2015, in connection with certain employee separation agreements, the Company modified options granted pursuant to the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) to purchase an aggregate of 132,671 shares of common stock such that (a) previously vested options to purchase 68,671 shares of common stock will remain outstanding and exercisable until their original expiration dates notwithstanding the termination and (b) an unvested option to purchase 64,000 shares of common stock will become vested immediately and will remain outstanding and exercisable until its original expiration date notwithstanding the termination. The investors had current information regarding the Company and no general solicitation was used in this offering. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering. No commissions were paid in connection with this issuance of securities. No Form D was filed for these transactions.

On June 15, 2015, the Company granted five-year options to purchase an aggregate of 2,211,890 shares of common stock to employees, officers, directors and consultants of the Company, pursuant to the 2008 Plan. Options to purchase an aggregate of 2,201,890 shares had an exercise price of $2.20 per share and an option to purchase 10,000 shares of common stock had an exercise price of $3.30 per share. The options vest over a four year period with one-fourth vesting on June 8, 2016 and the remainder vesting quarterly thereafter. The investors had current information regarding the Company and no general solicitation was used in this offering. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering. No commissions were paid in connection with this issuance of securities. No Form D was filed for these transactions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit		Description

3.1		Amended and Restated Certificate of Incorporation filed September 30, 2013 (1)
3.2		Amended and Restated Bylaws (1)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1		Certification of Chief Executive Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.**
32.2		Certification of Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.**
101.INS		XBRL Instance Document*
101.SCH		XBRL Taxonomy Extension Schema Document*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document*

	(1)	Incorporated by reference from the Company's Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014
	*	Filed herewith
	**	Furnished and not filed herewith
33

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2015	ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

