Form 10-Q
period 2015-09-30
Algodon Wines & Luxury Development Group, Inc.
filed 2015-11-16
CIK 1559998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 16, 2015, there were 38,604,473 shares of Algodon Wines & Luxury Development Group, Inc. common stock, $0.01 par value issued and 38,600,062 outstanding.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current Assets
Cash	$372,091	$442,725
Accounts receivables, net	254,116	292,840
Accounts receivables - related parties, net	500,318	265,111
Advances and loans to registered representatives, net	348,415	208,019
Inventory	1,477,430	1,487,166
Prepaid expenses and other current assets, net	435,364	454,996
Total Current Assets	3,387,734	3,150,857
Property and equipment, net	6,103,756	6,668,504
Prepaid foreign taxes, net	542,581	672,541
Investment - related parties	140,319	294,653
Deposits	64,249	42,269
Total Assets	$10,238,639	$10,828,824

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$503,798	$719,997
Accrued expenses, current portion	2,107,856	2,655,791
Deferred revenue	1,385,705	1,229,029
Loans payable	-	100,000
Convertible debt obligations	287,500	337,500
Other liabilities	1,122	5,884
Total Current Liabilities	4,285,981	5,048,201

Accrued expenses, non-current portion	257,981	-
Total Liabilities	4,543,962	5,048,201

Commitments and Contingencies

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 per share; 11,000,000 shares authorized; 902,670 shares available for issuance; 0 shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 38,604,473 and 35,745,831 shares issued and 38,600,062 and 35,741,420 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	386,045	357,458
Additional paid-in capital	69,072,084	62,517,913
Accumulated other comprehensive loss	(7,903,558)	(7,770,214)
Accumulated deficit	(55,845,824)	(49,310,464)
Treasury stock, at cost, 4,411 shares at September 30, 2015 and December 31, 2014	(14,070)	(14,070)
Total Stockholders' Equity	5,694,677	5,780,623
Total Liabilities and Stockholders' Equity	$10,238,639	$10,828,824

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Sales	$593,114	$519,925	$1,434,352	$1,528,689
Cost of sales	(444,814)	(613,534)	(1,565,485)	(1,941,924)
Gross profit (loss)	148,300	(93,609)	(131,133)	(413,235)
Operating Expenses
Selling and marketing	39,820	32,104	176,674	231,328
General and administrative	1,673,925	1,783,101	5,854,367	5,512,184
Depreciation and amortization	53,594	77,254	185,262	219,376
Total operating expenses	1,767,339	1,892,459	6,216,303	5,962,888
Loss from Operations	(1,619,039)	(1,986,068)	(6,347,436)	(6,376,123)

Other Expenses
Interest expense, net	34,388	26,311	187,924	141,779
Loss on extinguishment of convertible debt	-	709	-	220,128
Total other expenses	34,388	27,020	187,924	361,907
Net Loss	(1,653,427)	(2,013,088)	(6,535,360)	(6,738,030)
Cumulative preferred stock dividends	-	(66,888)	-	(672,766)
Net Loss Attributable to Common Stockholders	$(1,653,427)	$(2,079,976)	$(6,535,360)	$(7,410,796)

Net Loss Per Share Attributable to Common Stockholders:
Basic and Diluted	$(0.04)	$(0.06)	$(0.18)	$(0.28)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	38,592,564	32,023,275	37,342,916	26,684,520

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Loss	$(1,653,427)	$(2,013,088)	$(6,535,360)	$(6,738,030)
Other Comprehensive Loss
Foreign currency translation adjustments	(115,931)	(159,745)	(133,344)	(1,682,730)
Total Comprehensive Loss	$(1,769,358)	$(2,172,833)	$(6,668,704)	$(8,420,760)

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance -December 31, 2014	35,745,831	$357,458	4,411	$(14,070)	$62,517,913	$(7,770,214)	$(49,310,464)	$5,780,623

Stock-based compensation:
Common stock issued under 401(k) profit sharing plan	36,700	367	-	-	73,033	-	-	73,400
Options and warrants	-	-	-	-	865,474	-	-	865,474
Common stock issued for cash	2,821,942	28,220	-	-	5,615,664	-	-	5,643,884
Comprehensive loss:
Net loss	-	-	-	-	-	-	(6,535,360)	(6,535,360)
Other comprehensive loss	-	-	-	-	-	(133,344)	-	(133,344)
Balance - September 30, 2015	38,604,473	$386,045	4,411	$(14,070)	$69,072,084	$(7,903,558)	$(55,845,824)	$5,694,677

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2015	2014

Cash Flows from Operating Activities
Net loss	$(6,535,360)	$(6,738,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	937,317	570,061
Net realized and unrealized investment losses	170,210	18,409
Depreciation and amortization	185,262	343,353
Provision for uncollectible assets	80,401	(172,726)
Prepaid compensation amortization	3,083	(3,672)
Unrealized exchange rate loss on liabilities denominated in foreign currency	-	177,244
Loss on extinguishment of convertible debt	-	220,128
Other non-cash income, net	(15,876)	-
Decrease (increase) in assets:
Accounts receivable	(292,076)	55,472
Inventory	(18,727)	(325,138)
Prepaid expenses and other current assets	(139,714)	8,985
Deposits	(22,284)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(359,577)	912,258
Deferred revenue	275,136	64,057
Other liabilities	(4,762)	(4,348)
Total Adjustments	798,393	1,864,083
Net Cash Used in Operating Activities	(5,736,967)	(4,873,947)
Cash Flows from Investing Activities
Purchase of property and equipment	(369,873)	(645,331)
Net Cash Used in Investing Activities	(369,873)	(645,331)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	-	49,959
Proceeds from issuance of loans payable	-	325,000
Repayments of loans payable	(100,000)	(318,846)
Repayments of convertible debt obligations	(50,000)	(729,022)
Proceeds from common stock offering	5,643,884	-
Proceeds from preferred stock offering	-	1,770,575
Proceeds from issuance of preferred stock	-	4,110,877
Net Cash Provided by Financing Activities	5,493,884	5,208,543
Effect of Exchange Rate Changes on Cash	542,322	438,767
Net (Decrease) Increase in Cash	(70,634)	128,032
Cash - Beginning of Year	442,725	207,418
Cash - End of Period	$372,091	$335,450

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the nine months ended
	September 30,
	2015	2014

Supplemental Disclosures of Cash Flow Information:
Interest paid	$128,171	$471,103
Income taxes paid	$20,550	$66,846

Non-Cash Investing and Financing Activity
Debt and interest converted to equity	$-	$876,908
Common stock converted into preferred and retired	$-	$94,790
Common stock issued to settle operational expenses	$-	$136,091
Accrued stock based compensation converted to equity	$73,401	$48,272
Issuance of preferred stock previously subscribed	$-	$789,800
Debt and interest converted to pending equity	$-	$668,103

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

Through its subsidiaries, the Company currently operates Algodon Mansion (“TAR”), a Buenos Aires-based luxury boutique hotel property and we have redeveloped, expanded and repositioned a winery and golf resort property called Algodon Wine Estates (“AWE”) for subdivision of a portion of this property for residential development.

2.	GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses of $1,653,427 and $6,535,360 during the three and nine months ended September 30, 2015, respectively and $2,013,088 and $6,738,030 during the three and nine months ended September 30, 2014, respectively. Cash used in operating activities was $5,736,967 and $4,873,947 for the nine months ended September 30, 2015 and 2014, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to expand its business objectives. The Company funded its operations primarily through private placement offerings of equity for net proceeds of $5,643,884 and $5,881,452 for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, the Company issued promissory notes for proceeds of $0 and $325,000, respectively. During the nine months ended September 30, 2015 and 2014, $150,000 and $1,047,868, respectively, of cash proceeds from financing were used to repay debt. In addition, during the nine months ended September 30, 2015, the Company received $49,959 of proceeds from the exercise of stock options. The Company presently has only enough cash on hand to sustain its operations until December 2015. Historically, the Company has been successful in raising funds to support its capital needs. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful and notwithstanding any request the Company may make, the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company's audited consolidated financial statements.

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound). There has been a steady devaluation of the Argentine peso relative to the United States dollar in recent years. Assets and liabilities are translated into U.S. dollars at the exchange rate as of the balance sheet date (9.4154 and 8.5411 at September 30, 2015 and December 31, 2014, respectively) and revenue and expense accounts are translated at a weighted average exchange rate for the period or for the year then ended (8.9612 and 7.9740 for the nine months ended September 30, 2015 and 2014, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $186,019 and $135,098 at September 30, 2015 and December 31, 2014, respectively.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30
	2015	2014
Options	8,956,311	7,806,836
Warrants	1,350,895	957,848
Convertible Instruments	-	253,822
Total potentially dilutive shares	10,307,206	9,018,506

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

4.	INVENTORY

Inventory at September 30, 2015 and December 31, 2014 is comprised of the following:

	September 30, 2015	December 31, 2014
Vineyard in Process	$179,509	$247,234
Wine in Process	1,092,095	990,923
Finished Wine	112,126	118,869
Other	93,700	130,140
	$1,477,430	$1,487,166

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	NET CAPITAL REQUIREMENTS

 The Company’s subsidiary, CAP, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. This requires that CAP maintain minimum net capital of $5,000 and requires that the ratio of aggregate indebtedness, as defined, to net capital, shall not exceed 15 to 1.

As of September 30, 2015 and December 31, 2014, CAP’s net capital exceeded the requirement by $95,027 and $12,860, respectively.

The Company had a percentage of aggregate indebtedness to net capital of approximately 18% and 432% as of September 30, 2015 and December 31, 2014, respectively.

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

Investments – Related Parties at Fair Value:

As of September 30, 2015	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$140,319	$140,319

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$294,653	$294,653

A reconciliation of Level 3 assets is as follows:

Warrants

Balance - December 31, 2014	$294,653
Received	52,928
Allocated to employees as compensation	(37,052)
Unrealized loss	(170,210)
Balance - September 30, 2015	$140,319

	September 30, 2015	December 31, 2014
Accumulated unrealized (losses) gains related to investments at fair value	$(32,173)	$114,188

It is the Company’s policy to distribute part or all of the warrants CAP earns through serving as placement agent on various private placement offerings for a related but independent entity under common management, to registered representatives or other employees who provided investment banking services. The Company recorded $37,052 compensation expense (fair value) related to these distributed warrants for the three and nine months ended September 30, 2015. There was no compensation related to distributed warrants during the three and nine months ended September 30, 2014. Warrants retained by the Company’s broker-dealer subsidiary are marked to market at each reporting date using the Black-Scholes option pricing model. Unrealized losses on affiliate warrants of $29,772 and $170,210 recorded during the three and nine months ended September 30, 2015, respectively, are included in revenues on the accompanying condensed consolidated statements of operations.

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

7.	ACCRUED EXPENSES

The current portion of accrued expenses is comprised of the following:

	September 30, 2015	December 31, 2014

Accrued compensation & payroll taxes	$1,574,720	$2,003,866
Other taxes payable	224,597	186,559
Accrued interest	245,738	321,729
Other accrued expenses	62,801	143,637
Total	$2,107,856	$2,655,791

During May 2015, the Company entered into a payment plan, under which it agreed to pay its past due Argentine payroll tax obligations over a period of 36 months. The current portion of payments due under the plan is $116,112, included in accrued compensation and payroll taxes above. The non-current portion of accrued expenses of $257,981 represents payments under the plan that are scheduled to be paid after twelve months.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	CONVERTIBLE DEBT OBLIGATIONS

Convertible notes consist of the following:

	September 30, 2015			December 31, 2014
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

8% Convertible Notes	$237,500	$213,648	$451,148	$287,500	$188,988	$476,488
12.5% Convertible Notes	50,000	32,090	82,090	50,000	25,433	75,433
Total	$287,500	$245,506	$533,238	$337,500	$214,421	$551,921

[1] Accrued interest is included as a component of accrued expenses on the condensed consolidated balance sheets.

During the nine months ended September 30, 2015, $50,000 of principal was repaid in cash. The Company accrued interest expense of $9,943 and $31,317 during the three and nine months ended September 30, 2015 and $24,541 and $95,146 during the three and nine months ended September 30, 2014. The period for conversion of the convertible notes expired and as such, the convertible notes are no longer convertible.

9.	LOANS PAYABLE

Loans payable of $100,000 at December 31, 2014 consists of a note payable to a single independent lender. The note was dated March 7, 2014, bore interest at 8% per annum and was payable on demand. On April 21, 2015 the Company repaid the remaining principal and interest balances on this note of $100,000 and $11,233, respectively.

10.	RELATED PARTY TRANSACTIONS

Receivables

Accounts receivable – related parties, net of $500,318 and $265,111 at September 30, 2015 and December 31, 2014, respectively, represents the net realizable value of advances made to related, but independent, entities under common management.

Investments

See Note 6 – Investments and fair value of financial instruments, for information related to investments in related parties.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	RELATED PARTY TRANSACTIONS, continued

Revenues

For three and nine months ended September 30, 2015, CAP recorded $238,517 of private equity and venture capital fees arising from private placement transactions on behalf of a related, but independent, entity under common management. Of this amount, $185,589 represent cash fees and $52,928 represent fees in the form of warrants, which were recorded at fair value as of the grant date using the Black-Scholes option pricing model. No similar fees were earned during the three and nine months ended September 30, 2014.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related, but independent, entity under common management, to share expenses such as office space, support staff and other operating expenses. General and administrative expenses were reduced by $39,196 and $124,133 during the three and nine months ended September 30, 2015 and $45,927 and $131,523 during the three and nine months ended September 30, 2014, respectively.

The Company has an expense sharing agreement with a related, but independent entity to share expenses such as office space and other clerical services. The owners of more than 5% of that entity include (i) AWLD’s chairman, and (ii) a more than 5% owner of AWLD. The entity owed $401,482 and $389,512 to the Company under the expense sharing agreement as of September 30, 2015 and December 31, 2014, respectively, of which $347,000 and $289,000, respectively, is deemed unrecoverable and written off.

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

A participant is always fully vested in their account, including the Company’s contribution. The Company recorded a charge associated with its contribution of $6,108 and $71,842 for three and nine months ended September 30, 2015, and $23,730 and $50,933, for three and nine months ended September 30, 2014, respectively. This charge is included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle the prior year obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $2.00 per share during the nine months ended September 30, 2015 and $2.25 per share during the nine months ended September 30, 2014).

12.	STOCKHOLDERS’ EQUITY

 Common Stock

During the nine months ended September 30, 2015, the Company issued 2,821,942 shares of common stock at $2.00 per share for cash proceeds of $5,643,884.

Accumulated Other Comprehensive Loss

The Company recorded foreign currency translation adjustments of $(115,931) and $(133,344) during the three and nine months ended September 30, 2015 and $159,745 and $1,682,730 during the three and nine months ended September 30, 2014, respectively, as accumulated other comprehensive loss.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCKHOLDERS’ EQUITY, continued

Warrants

During the three and nine months ended September 30, 2015, in connection with the sale of its equity securities, the Company issued five-year warrants to its subsidiary CAP, who acted as placement agent, to purchase 112,407 and 327,351 shares, respectively, of its common stock at $2.00 per share. Similarly, during the three and nine months ended September 30, 2014 the Company issued five-year warrants for the purchase of 154 and 237,618 shares of Series A Preferred, respectively, at an exercise price of $2.30 per share to CAP. CAP, in turn, awarded such warrants to its registered representatives and recorded $80,259 and $235,105 of stock-based compensation expense for three and nine months ended September 30, 2015 and $0 and $198,997, of stock-based compensation expense for three and nine months ended September 30, 2014, respectively, within general and administrative expense in the condensed consolidated statements of operations.

A summary of warrants activity during nine months ended September 30, 2015 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2014	1,069,674	$2.26
Issued	327,351	2.00
Exercised	-	-
Expired	(46,130)	1.59
Outstanding, September 30, 2015	1,350,895	$2.24	2.9	$-

Exercisable, September 30, 2015	1,350,895	$2.24	2.9	$-

A summary of outstanding and exercisable warrants as of September 30, 2015 is presented below:

	Warrants Oustanding		Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Exercisable Number of Warrants
$2.30	Preferred A	973,544	2.8	973,544
$2.00	Common	377,351	3.2	377,351
	Total	1,350,895	2.9	1,350,895

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCKHOLDERS’ EQUITY, continued

Stock Options

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. There is currently no public trading market for the shares of AWLD common stock underlying the Company’s 2008 Equity Incentive Plan (the “2008 Plan”). Accordingly, the fair value of the AWLD common stock was estimated by management based on observations of the cash sales prices of AWLD equity securities. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted to consultants represents the contractual term, whereas the expected term of options granted to employees and directors was estimated based upon the “simplified” method for “plain-vanilla” options. Given that the Company’s shares are not publicly traded, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options. The Company estimated forfeitures related to options at an annual rate of 5% for options outstanding at September 30, 2015.

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

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Risk free interest rate	n/a	1.11%	0.00%	1.11%
Expected term (years)	n/a	3.43	3.59	3.43
Expected volatility	n/a	46.4%	46.1%	46.4%
Expected dividends	n/a	0%	0%	0%
Forfeiture rate	n/a	5.0%	5.0%	5.0%

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCKHOLDERS’ EQUITY, continued

Stock Options, continued

There were no options granted during the three months ended September 30, 2015. The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2015 was $0.64. The weighted average estimated fair value of the stock options granted during the three and nine months ended September 30, 2014 was $0.56 per share.

During April 2015, in connection with certain employee separation agreements, the Company modified options to purchase an aggregate of 132,671 shares of common stock such that (a) previously vested options to purchase 68,671 shares of common stock will remain outstanding and exercisable until their original expiration dates notwithstanding the termination and (b) an unvested option to purchase 64,000 shares of common stock will become vested immediately and will remain outstanding and exercisable until its original expiration date notwithstanding the termination. The Company recorded incremental stock-based compensation expense of $0 and $40,300 during the three and nine months ended September 30, 2015, respectively, as a result of the modification of the options,

The Company recorded stock-based compensation expense related to stock option grants of $178,946 and $630,372 during the three and nine months ended September 30, 2015, respectively, and $144,163 and $371,064 during the three and nine months ended September 30, 2014, respectively, which is reflected as general and administrative expenses in the condensed consolidated statements of operations. As of September 30, 2015, there was $2,033,810 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 3.5 years, of which $328,415 of unrecognized expense is subject to non-employee mark-to-market adjustments.

A summary of options activity during the nine months ended September 30, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2014	7,806,836	$2.85
Granted	2,211,890	2.20
Exercised	-	-
Expired	(643,836)	2.95
Forfeited	(418,579)	2.52
Outstanding, September 30, 2015	8,956,311	$2.70	3.1	$-

Exercisable, September 30, 2015	5,321,921	$2.96	2.3	$-

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCKHOLDERS’ EQUITY, continued

Stock Options, continued

The following table presents information related to stock options at September 30, 2015:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.20	2,201,890	-	-
$2.48	4,873,000	3.1	3,450,500
$3.85	10,000	-	-
$3.85	25,000	2.7	25,000
$3.85	1,846,421	0.8	1,846,421
	8,956,311	2.3	5,321,921

13.	COMMITMENTS AND CONTINGENCIES

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

Under applicable FINRA rules, the finding that Mr. Mathis acted willfully subjected him to a “statutory disqualification” would have prevented him from working in the securities industry. In accordance with FINRA rules, Mr. Mathis filed Form MC-400 with FINRA in September 2012, requesting that he be permitted to continue to work in the securities industry and in October 2014, FINRA’s Member Regulation Department recommended approval of the MC-400 application. On April 30, 2015, FINRA’s National Adjudicatory Council (NAC) agreed with the recommendation of Member Regulation and further approved the application so that Mr. Mathis can continue to work in the securities industry. At the time that FINRA provided notice of the NAC’s approval, it informed CAP that such approval would become effective at such time that the Securities and Exchange Commission issued an acknowledgement letter. On August 20, 2015, the Securities and Exchange Commission issued an acknowledgement letter to FINRA and as a result, the approval of Mr. Mathis’s MC-400 application is now effective.

Commitments

Lease

The Company leases office space in New York City under an operating lease which expired on August 31, 2015. During July, 2015, the Company into the second amendment of this lease (the Second Lease Amendment). Pursuant to the terms of the Second Lease Amendment, annual rent for the New York City office is increased from $156,000 to $217,800 effective September 1, 2015, and the lease is extended through August 31, 2020. Rent expense for this property was $35,730 and $100,055 for the three and nine months ended September 30, 2015 and $32,292 and $96,876 for the three and nine months ended September 30, 2014, respectively, net of expense allocation to affiliates.

Employment Agreement

 On September 28, 2015, the Company entered into a new employment agreement with its Chief Executive Officer, Scott L. Mathis (the “Employment Agreement”). Among other things, the Employment Agreement provides for a three-year term of employment at an annual salary of $401,700 (subject to a 3% cost-of-living adjustment per year), bonus eligibility, paid vacation and specified business expense reimbursements. The Employment Agreement may be terminated by the Company for cause or by Mr. Mathis for good reason, in accordance with the terms of the Employment Agreement.

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

Foreign Currency Exchange Rates

The Argentine Peso to United States Dollar exchange rate was 9.5769, 9.4154 and 8.5411 at November 11, 2015, September 30, 2015 and December 31, 2014, respectively.

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

Through our subsidiaries, we currently operate Algodon Mansion (“TAR”), a Buenos Aires-based luxury boutique hotel property and we have redeveloped, expanded and repositioned a winery and golf resort property called Algodon Wine Estates (“AWE”) for subdivision of a portion of this property for residential development.

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

Recent Developments and Trends

Financings

During the three and nine months ended September 30, 2015, we raised, net of repayments, approximately $0.1 and $5.5 million, respectively, of new capital through the issuance of debt and equity, consisting primarily of proceeds from the issuance of common stock for cash.

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

Liquidity

 As reflected in our condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $56 million, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2014 and 2013, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing our products and continue the development of our real estate holdings.

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

Consolidated Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Overview

We reported net losses of approximately $1.7 and $2.0 million for the three months ended September 30, 2015 and 2014, respectively, reflecting a decrease of $0.3 million or 18%. The decrease in net loss is primarily due to a $0.2 million decrease in cost of sales, as well as a $0.1 decrease in general and administrative expenses recognized during the period.

Revenues

 Revenues were approximately $593,000 and $520,000 during the three months ended September 30, 2015 and 2014, respectively, representing an increase of $73,000 or 15%. Increases in revenues were primarily related to an increase in broker dealer revenues of approximately $206,000 and increases in agricultural sales of approximately $28,000 partially offset by a decrease in hotel and restaurant revenues of approximately $68,000, primarily resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar, and by a decrease in wine sales of approximately $84,000 and other revenues of $9,000.

Gross loss

We generated gross profit of approximately $148,000 during the three months ended September 30, 2015, compared to a gross loss of approximately $94,000 for the three months ended September 30, 2014. The improvement in gross profit is primarily related to the increase in broker dealer revenues of approximately $206,000, and improvements in gross profit related to hotel and restaurant sales, due to the reduction of staff and labor costs.

Selling and marketing expenses

Selling and marketing expenses were approximately $40,000 and $32,000 for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $8,000 or 24%. The increase is primarily related to promotional expenses incurred at AWE during the three months ended September 30, 2015.

General and administrative expenses

General and administrative expenses were approximately $1.7 million and $1.8 million for the three months ended September 30, 2015 and 2014, respectively, reflecting a decrease of $0.1 million or 6%

Depreciation and amortization expense

Depreciation and amortization expense was approximately $54,000 and $77,000 during the three months ended September 30, 2015 and 2014, respectively, representing a decrease of $23,000 or 31%. It should be noted that approximately an additional $42,000 and $56,000 of depreciation and amortization expense was capitalized to inventory during the three months ended September 30, 2015 and 2014, respectively. Most of our property and equipment is located in Argentina and the gross cost being depreciated declined year-over-year due to the devaluation of the Argentine peso relative to the United States dollar.

Interest expense, net

Interest expense was approximately $34,000 and $26,000 during the three months ended September 30, 2015 and 2014, respectively, representing an increase of $8,000 or 31%, related to interest accrued on a tax payment plan. During May 2015 we entered into a tax payment plan, under which we agreed to pay certain Argentine tax obligations over a period of 36 months.

Loss on extinguishment of convertible debt

We recorded a $709 loss on extinguishment of convertible debt during the three months ended September 30, 2014. During the three months ended September 30, 2014, convertible note holders received 1,536 shares of Series A Preferred in exchange for principal and interest totaling, in the aggregate, $2,826. The extinguishment losses resulted from the excess of the fair market value of the issued Series A Preferred over the carrying value of the exchanged convertible notes that was not pursuant to the original terms of the convertible notes. There were no losses on extinguishment of debt recorded during the three months ended September 30, 2015.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Overview

We reported net losses of approximately $6.5 and $6.7 million for the nine months ended September 30, 2015 and 2014, respectively, reflecting a decrease in net losses of $0.2 million or 3%.

Revenues

Revenues were approximately $1.4 and $1.5 million during the nine months ended September 30, 2015 and 2014, respectively, a decrease of $0.1 million or 6%. Increases in broker dealer revenues were offset by decreases in wine, agricultural and hotel and restaurant revenues, primarily resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Gross loss

We generated gross losses of approximately $131,000 and $413,000 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in gross loss is primarily related to the increase in broker dealer revenues during the period and decreases in cost of sales related to restaurant and hotel revenues, due to reduction in staff and labor costs.

Selling and marketing expenses

Selling and marketing expenses were approximately $177,000 and $231,000, for the nine months ended September 30, 2015 and 2014, respectively, representing a decrease of $54,000 or 24%. The decrease is primarily attributable to a June 2014 marketing function, as well as travel expenses incurred during September 2014 in connection with a private placement offering.

General and administrative expenses

General and administrative expenses were approximately $5.9 and $5.5 million for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $0.4 million or 6%.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $185,000 and $219,000 during the nine months ended September 30, 2015 and 2014, respectively, representing a decrease of $34,000 or 16%. It should be noted that an additional $132,000 and $132,000 of depreciation and amortization expense was capitalized to inventory during the nine months ended September 30, 2015 and 2014, respectively. Most of our property and equipment is located in Argentina and gross cost being depreciated declined year-over-year due to the devaluation of the Argentine peso relative to the United States dollar.

Interest expense, net

Interest expense was approximately $188,000 and $142,000 during the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $46,000 or 33%, related to interest accrued on a tax payment plan. During May 2015, we entered into a tax payment plan, under which we agreed to pay certain Argentine tax obligations over a period of 36 months.

Loss on extinguishment of convertible debt

We recorded loss on extinguishment of convertible debt of approximately $220,000 during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, principal and interest aggregating approximately $877,000 was converted to 476,792 shares of Series A Preferred. The fair value of the equity securities issued exceeded the value of the extinguished debt (not converted pursuant to their original terms) by approximately $220,000, which was recorded as a loss on extinguishment.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	September 30, 2015	December 31, 2014
Cash	$372,091	$442,725
Working capital (deficiency)	$(898,247)	$(1,897,344)

Based upon our working capital situation as of September 30, 2015, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have relied primarily on debt and equity private placement offerings to third party independent, accredited investors to sustain operations. These offerings were conducted by our wholly-owned subsidiary DPEC Capital, Inc. (“CAP”). Additionally, from time to time, we secured individual, direct loans from our CEO and other shareholders.

During the nine months ended September 30, 2015, we issued 2,821,942 shares of common stock at $2.00 per share to accredited investors in a private placement transaction for gross proceeds of $5,643,884. A portion of the proceeds from the sale of stock was used to repay $150,000 of debt obligations, and to fund our existing operating deficits, legal and accounting expenses associated with being a public company, capital expenditures associated with our real estate development projects, enhanced marketing efforts to increase revenues and the general working capital needs of the business.

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

Sources and Uses of Cash for the Nine Months Ended September 30, 2015 and 2014

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 and 2014 amounted to approximately $5,737,000 and $4,874,000, respectively. During the nine months ended September 30, 2015, the net cash used in operating activities was primarily attributable to the net loss of approximately $6,535,000, adjusted for $1,360,000 of net non-cash expenses, and $562,000 of cash used to fund changes in the levels of operating assets and liabilities. During the nine months ended September 30, 2014, the net cash used in operating activities was primarily attributable to the net loss of approximately $6,738,000, partially offset by $1,153,000 of net non-cash expenses and by $711,000 of cash provided by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 amounted to approximately $370,000 and $645,000, respectively, and was primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 amounted to approximately $5,494,000 and $5,209,000, respectively. For the nine months ended September 30, 2015, the net cash provided by financing activities resulted primarily from the offering of equity securities for net proceeds of approximately $5,644,000, partially offset by the repayment of debt of $150,000. For the nine months ended September 30, 2014, the net cash provided by financing activities resulted primarily from the offering of equity securities for net proceeds of approximately $5,881,000, new borrowings of $325,000 and proceeds from the exercise of common stock options of approximately $50,000, partially offset by repayment of debt of approximately $1,048,000.

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

Based on current cash on hand and subsequent activity as described herein, our cash-on-hand only allows us to operate our business operations through December 2015. While we are exploring opportunities with third parties and related parties to provide some or all of the capital we need over the short and long terms, we have not entered into any external agreement to provide us with the necessary capital. Historically, the Company has been successful in raising funds to support our capital needs. If we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2014 and 2013 consolidated financial statements.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2015, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, as described in our Annual Report on Form 10-K for the year ended December 31, 2014. See below for the remediation efforts undertaken as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, during the nine months ended September 30, 2015, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain Regulatory Matters and Customer Arbitrations

Scott Mathis, Chairman of the Board of Directors of AWLD and Chief Executive Officer of AWLD, is a registered representative associated with CAP. The report available on Broker Check at www.finra.org reflects a number of disclosure events, including one regulatory matter, a number of completed customer arbitrations and customer complaints, and a lien.

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

Under applicable FINRA rules, the finding that Mr. Mathis acted willfully subjected him to a “statutory disqualification” would have prevented him from working in the securities industry. In accordance with FINRA rules, Mr. Mathis filed Form MC-400 with FINRA in September 2012, requesting that he be permitted to continue to work in the securities industry and in October 2014, FINRA’s Member Regulation Department recommended approval of the MC-400 application. On April 30, 2015, FINRA’s National Adjudicatory Council (NAC) agreed with the recommendation of Member Regulation and further approved the application so that Mr. Mathis can continue to work in the securities industry. At the time that FINRA provided notice of the NAC’s approval, it informed CAP that such approval would become effective at such time that the Securities and Exchange Commission issued an acknowledgement letter. On August 20, 2015, the Securities and Exchange Commission issued an acknowledgement letter to FINRA and as a result, the approval of Mr. Mathis’s MC-400 application is now effective.

Mr. Mathis currently has one lien filed against him for unpaid taxes as disclosed on his Form U4. The majority of tax owed by Mr. Mathis resulted from the sale of a portion of his shares in Hollywood Burger Holdings, Inc., which Mr. Mathis liquidated in order to provide funds through a loan to the Company. Mr. Mathis has entered into payment plans with the IRS and is fully compliant with those plans. Mr. Mathis has made full payment of the tax owed to New York State and currently no amounts are outstanding with regard to taxes owed to New York State.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, the Company issued 72,700 shares of its common stock at $2.00 per share to accredited investors in a private placement transaction for gross proceeds of $145,400. Commissions in the form of cash of $14,540 and 7,270 warrants to purchase common stock at $2.00 per share valued at $6,106 were paid to DPEC Capital, Inc., the Company’s registered broker dealer subsidiary in connection with these share issuances. DPEC Capital, Inc., in turn, awarded such warrants to its registered representatives. The investors and registered representatives all had sufficient knowledge and experience in financial, investment and business matters to be capable of evaluating the merits and risks of investment in the Company and able to bear the risk of loss. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. No general solicitation was used in this offering. A Form D was filed with the SEC on July 14, 2014 with amended Forms D filed with the SEC on each of September 15, 2014 and June 17, 2015.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013 (1)

3.2	Amended and Restated Bylaws (1)

10.1	Employment Agreement by and between Algodon Wines & Luxury Development Group, Inc. dated September 28, 2015*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference from the Company's Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014
*	Filed herewith
**	Furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2015	ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

By:	/s/ Maria I. Echevarria
Maria I. Echevarria
Chief Financial Officer and Chief Operating Officer

