Form 10-K
period 2015-12-31
Algodon Wines & Luxury Development Group, Inc.
filed 2016-03-30
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($2.50) was $55,047,582 Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 25, 2016, there were 40,201,566 shares of the registrant’s common stock outstanding.

INDEX

Forward Looking Statements

PART I

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2015 contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). To the extent that any statements made in this Annual Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements may be identified by the use of words such as expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words or phrases of similar meaning. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements are subject to a number of risks and uncertainties discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. All forward-looking statements attributable to us are expressly qualified by these and other factors. We cannot assure you that actual results will be consistent with these forward-looking statements.

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

Another wholly-owned subsidiary, DPEC Capital, Inc. is a traditional retail securities brokerage firm which offers various non-public investment opportunities in AWLD projects and Hollywood Burger Holdings, Inc. (a private company founded by AWLD Chief Executive Officer, Scott Mathis, which is developing Hollywood-themed American fast food restaurants in Argentina and the United States) to qualified investors. DPEC Capital, Inc. is a registered broker-dealer and member of FINRA (Financial Industry Regulatory Authority), SIPC (Securities Investor Protection Corporation), and SIFMA (Securities Industry and Financial Markets Association). Since approximately 2004, DPEC Capital has concentrated its efforts on raising money for investment vehicles that were formed by its corporate affiliates to invest in the various projects being developed in Argentina, or for other operating businesses under common control with AWLD.

AWLD also holds as one of its assets, a shell corporation that is current in its reporting obligations under the Securities Exchange Act of 1934 and a ready target for merger or sale.

The below table provides an overview of AWLD’s operating entities.

Entity Name	Abbreviation	Jurisdiction & Date of Formation	Ownership	Business
InvestProperty Group, LLC ("InvestProperty Group")	IPG	Delaware, October 27, 2005	100% by AWLD	Real estate acquistion and management in Argentina

Algodon Global Properties, LLC	AGP	Delaware, March 17, 2008	100% by AWLD	Holding company

DPEC Capital, Inc. ("DPEC Capital")	CAP	Delaware, February 9, 2001	100% by AWLD	Registered broker-dealer and FINRA member offering private placement and venture capital type opportunities

Mercari Communications Group, Ltd. ("Mercari")	MCAR	Colorado, August 31, 2001	96.5% by AWLD	Public shell company-no currently active business operations

The Algodon - Recoleta S.R.L.	TAR	Argentina, September 29, 2006	100% by AWLD through IPG, AGP and APII	Hotel owner and operating entity in Buenos Aires

Algodon Europe, Ltd	AEU	United Kingdom, September 23, 2009	100% by IPG	Algondon Wines distribution company

Algodon Properties II S.R.L.	APII	Argentina, March 13, 2008	100% by AWLD through IPG and AGP	Holding company in Argentina

Algodon Wine Estates S.R.L.	AWE	Argentina, July 16, 1998	100% by AWLD through IPG, AGP, APII and TAR	Resort complex including real estate development and wine making in Argentina; owns vineyard, hotel, restaurant, golf and tennis resort in San Rafael, Mendoza, Argentina

Argentina Activities

AWLD, through its wholly-owned subsidiary and holding company, InvestProperty Group (“IPG”), identifies and develops specific investments in the boutique hotel, hospitality and luxury property markets and in other lifestyle businesses such as wine production and distribution, golf, tennis and real estate development. AWLD also operates hotel, hospitality and related properties and is actively seeking to expand its real estate investment portfolio by acquiring additional properties and businesses in Argentina, or by entering into strategic joint ventures. Using Algodon’s icon wines as its ambassador, AWLD’s mission is to develop a group of real estate projects under its ALGODON® brand with the goal of developing synergies among its luxury properties. AWLD’s senior management is based in its corporate offices in New York City. AWLD’s local operations are managed by professional staff with substantial hotel, hospitality and resort experience in Buenos Aires and San Rafael, Argentina.

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

Long Term Growth Strategy

One of AWLD’s goals include positioning its brand ALGODON® as one of luxury. We continue to form strategic alliances with well-established luxury brands that have strong followings to create awareness of the Algodon brand and help build customer loyalty. To date, Algodon has been associated and co-branded with several world-class luxury brands including Relais & Châteaux, Veuve Clicquot Champagne (owned by Louis Vuitton Moët Hennessy), Davidoff Cigars, and L’Occitane.

The Company hopes to continue to self-finance future acquisition and development projects because in countries like Argentina, having cash available to purchase land and other assets provides an advantage to buyers. Bank financing in such countries is often difficult or impossible to obtain. To be able to grow our business and expand into new projects, the Company would first want to deploy excess cash generated by operations, but significant amounts of excess cash flow is not anticipated for at least a number of years. Another option would be obtaining new investment funds from investors, including a possible public offering, and/or borrowing from institutional lenders. AWLD may also be able to acquire property for stock instead of cash.

The ALGODON® Brand

We believe that the force and power of brand is of paramount importance in the luxury real estate/hotel market. AWLD has developed the ALGODON® brand, one of distinction, refinement and elegance. Inspired by both the Cotton Club days of the Roaring 20’s and the distinctive style and glamour of the 50’s Rat Pack when travel and leisure was synonymous with cultural sophistication, this brand concept was taken from the Spanish word for “cotton.” ALGODON® connotes a clean and pure appreciation for the good life, a sense of refined culture, and ultimately a destination where the best elements of the illustrious past meet the affluent present. AWLD is looking to attract attention and upscale demographic visitors to the ALGODON® properties and to round out the brand experience in various other forms including music, dining, wine, sports and apparel, by marketing themes that highlight active lifestyles and the pleasures of life. Management believes that these types of brand extensions will serve to reinforce the overall brand recognition and further build upon AWLD’s core presence in the luxury hotel segment.

Description of Specific Investment Projects

AWLD has invested in two ALGODON® brand properties located in Argentina. The first property is Algodon Mansion, a Buenos Aires-based luxury boutique hotel that opened in 2010 and is held in IPG’s subsidiary, The Algodon – Recoleta S.R.L. (“TAR”). The second property, held by Algodon Wine Estates S.R.L., is a Mendoza-based winery and golf resort called Algodon Wine Estates, which was subdivided for residential development, and expanded by acquiring adjoining wine producing properties.

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

In November 2011, it was announced that Relais & Châteaux, the renowned fellowship of the world’s finest hotels and restaurants, extended membership to Algodon Mansion hotel. Having reached the highest standards of service required by Relais & Châteaux only a year after celebrating its grand openings, Algodon Mansion is the first Relais & Châteaux hotel in Buenos Aires to be awarded this distinction. As of March 4, 2016, Relais & Châteaux’s global fellowship of individually owned and operated luxury hotels and restaurants has 530 members in 64 countries on six continents.

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

Algodon Mansion’s rooftop pool features teak decks and loungers that invite afternoon tanning in the summer sun. An open-air bar and tented cigar lounge, the “Davidoff Lounge,” in association with the world-renowned Davidoff Cigars, features a menu of drinks from around the world, and is well suited for twilight soirées, rooftop parties and late night cocktail events. Also on the rooftop is Le Spa, which features steam, sauna, and massage rooms as well as relaxation areas where guests may be pampered in a calm and tranquil atmosphere and indulge in a variety of treatment options. Le Spa at Algodon Mansion combines natural elements of Argentina’s native regions with the latest treatments and technology from Europe’s finest spas. Le Spa’s licensed medical specialists help to design customized holistic treatments for each individual with an emphasis on organic, non-invasive and non-aggressive products for the face and body. Through March 2016, Le Spa was managed by Carlos Lizardi, creator of the CL45 brand of natural cosmetic products. Beginning in April 2016, Le Spa will be managed by Algodon Mansion.

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

Algodon Wines

Algodon Wine Estates contains a vineyard with 310 acres of vines. Over 60 acres have been cultivated since the 1940’s, and approximately 20 acres since the 1960’s. The property produces eight varieties of grapes, including Argentina’s signature varietal, Malbec, as well as Bonarda, Cabernet Sauvingnon, Merlot, Syrah, Pinot Noir, Chardonnay and Semillon. The primary difference between the old and new vines is the style of pruning. Algodon Wine Estates utilizes a boutique wine making process, typified by production of a low volume of premium wines sold at a higher than average price in the market.

In March 2014, Algodon Wine Estates acquired its own bottling machine in order to improve the winery’s production capacity. This bottling machine allows our winemakers to bottle when desired and when necessary, rather than depending on the availability of external bottling facilities. In April 2014, new stainless steel wine tanks were added to the winery, increasing storage capacity by 55,000 liters. This includes five 5,000 liter tanks and three 10,000 liter tanks. These upgrades have the potential to increase our production significantly. During the production year of 2014, we produced over 169,000 liters, which would translate roughly to about 200,000 bottles or 17,000 cases, representing a production increase of 119% over the prior year’s production. Despite our increased production capacity, production during 2015 was negatively affected by a significant hailstorm. During 2015, we produced 55,000 liters, which translates to about 73,000 bottles or 6,000 cases of wine.

In an effort to increase distribution of its wines, Algodon Wine Estates is working with a number of importers operating in some of the world’s chief markets for premium wines. In Toronto, Canada, BND Wines & Spirits (www.bndwines.com) represents Algodon Wines. In Europe, Algodon Wine Estates warehouses its wines in Amsterdam for central distribution to clients in Germany and in the U.K. through Condor Wines (www.condorwines.co.uk), which works with regional distribution partners throughout the U.K. such as hotel and restaurant chains, regional and national brewers, pub companies, wholesalers and wine merchants. In Brazil, Algodon has entered the competitive Sao Paulo market in cooperation with www.lupin.com.br andwww.initiumworldwide.com, and believes this may result in a significantly improved presence of Algodon wines in the Brazilian market.

Through December 2015, Jomada Imports, LLC (www.jomadaimports.com) (“Jomada”), with its principal location at 500 Capital Drive, Lake Zurich, IL 60047 was the authorized importer of wines to the U.S. bearing the name Algodon Wine Estates; San Rafael, Argentina and was authorized to import wine under Federal Basic Permit IL-I-15170. The Company’s agreement with Jomada was terminated effective January 8, 2016. The Company is currently in discussions with additional importers in an effort to develop additional distribution channels in the U.S.

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

Algodon Wine Estates launched its ultra-premium wine under the “PIMA” brand in November 2012. PIMA by Algodon is a single vineyard wine that has been crafted from the finest handpicked grapes of Algodon’s 1946 Malbec and 1946 Bonarda vineyards utilizing microvinification (barrel fermentation) process from day one of harvest. PIMA wine is a limited collection which currently retails for approximately $100 per bottle. Most recently, Algodon Wine’s 2010 Bonarda ranked among the World Association of Wine & Spirit Writers’ and Journalists’ (WAWWJ®) Top 100 Wines of the World 2014.

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

Currently, AWLD is developing lots for sale to third party builders and is not engaged in any construction activity. Sixteen lots have been sold and two additional lots are currently in advanced negotiations. Revenue is recorded when the deeds are issued. The Company expects to close on the sale of twelve lots and record the deeds during 2016. To date, no deeds have been issued. As of December 31, 2015, the Company has $1,175,990 of lot deposits for pending sales.

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

Mercari Communications Group, Ltd.

On November 9, 2009, AWLD entered into a Stock Purchase Agreement (the “Stock Purchase”) with Mercari Communications Group, Ltd., a Colorado corporation (“Mercari”), Kanouff, LLC (“KLLC”) and Underwood Family Partners, Ltd. (the “Partnership”), whereby AWLD purchased Mercari shares from Mercari, KLLC and the Partnership. Immediately following the closing of the Stock Purchase Agreement, AWLD owned an aggregate of 43,822,401 shares of Mercari’s common stock out of the total of 45,411,400 shares of common stock issued and outstanding at the closing, or approximately 96.5% of Mercari’s issued and outstanding shares.

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

Reserved Ticker Symbol

AWLD was verified for trading on the OTCQB Venture Marketplace under the symbol “VINO” on March 7, 2016.

Employees

Including the operating subsidiaries in Argentina, the Company has approximately 98 full-time employees. In Argentina, AWLD also employs temporary, seasonal employees during the busy harvest season. In the U.S., AWLD currently employs approximately thirteen full-time employees, including four who are registered representatives of DPEC Capital, Inc. and are compensated in part on a commission basis. None of the employees in the U.S. are covered by a collective bargaining agreement and management believes it has good relations with its employees.

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

In evaluating the Company, its business and any investment in the Company, readers should carefully consider the following factors:

Risks Relating to Argentina

In December 2015 Mauricio Macri took office as the new president of Argentina, and along with new finance minister Alfonso Prat-Gray, has made a number of decisions in pursuit of economic reform, including removing currency controls, which resulted in a 30% devaluation of the peso. Is it not certain what other policy changes may take place, or what the impact of the changes may be on the economy of Argentina. Our discussion below is based on recent history without regard to changes that may occur in the future as a result of the new administration.

Economic and Political Risks Specific to Argentina

The Argentinian economy has been characterized by frequent and occasionally extensive intervention by the Argentinian government and by unstable economic cycles. The Argentinian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of Argentina’s economy, and taken other actions which do, or are perceived to weaken the nation’s economy especially as it relates to foreign investors and other overall investment climate. For example, in 2008, the Argentine government assumed control over approximately $30 billion held in private pension funds, which caused a significant temporary decline in the Argentine stock market, a decline in the Argentine peso and prompted Standard & Poor’s to downgrade Argentina’s credit rating. The Argentine peso has devalued significantly against the U.S. dollar, from about 6.1 Argentine pesos per dollar in December 2013 to about 15.3 pesos per dollar in March 2016.

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

In April 2012, then Argentine President Cristina Fernández announced her decision to nationalize YPF, the country’s largest oil company, from its majority stakeholder, thus contributing to declining faith from foreign investors in the country and again resulting in a downgrade by Standard and Poor’s of Argentina’s economic and financial outlook to “negative”. There have been other discussions in Argentina about the possibility of nationalizing other businesses and industries, and there is no assurance that any investment in AWLD will be safe from government control or nationalization.

Continuing inflation may have an adverse effect on the economy.

The National Institute of Statistics and Census (“Instituto Nacional de Estadísticas y Censos” or the “INDEC”) reports that inflation for 2015 was 27% while some private estimates report inflation at nearly 30%. The high inflation rate has resulted in nationwide strikes, devaluation of the Argentine peso in January 2014 and again in December 2015, and a price control program. The uncertainty surrounding the Argentine economy and future inflation may impact the country’s growth.

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

For accounting purposes, a highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The estimated cumulative three-year inflation rate for Argentina through the end of 2015 is 64%.

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

In April 2010, a New York court granted an attachment over reserves of the Argentine Central Bank in the United States requested by creditors of Argentina on the basis that the Central Bank was its alter ego. In subsequent court rulings, Argentina was ordered to pay $1.33 billion to hedge fund creditors who refused to participate in the debt restructuring along with those who did. In February 2014, Argentina filed an appeal to the U.S. Supreme Court seeking to reverse these lower court decisions, but the U.S. Supreme Court declined to consider Argentina’s appeal.

A U.S. Court of Appeals blocked the most recent debt payment made by Argentina in June 2014 because it was improperly structured, giving Argentina through the end of July 2014 to find a way to pay to fulfill its obligations. On or about July 30, 2014, credit rating agencies Fitch and S&P declared Argentina to be in “selective default” after a U.S. judge blocked trustee Bank of New York Mellon from making payments to Argentine bond holders, after Argentina deposited the $539 million in funds due to bond holders with the trustee. The court’s reason for blocking the payments was due to Argentina failing to reach an agreement with a group of hedge funds that are holding out for better terms on old Argentine defaulted debt. In August 2014, Argentina filed a petition with the International Court of Justice against the United States alleging that courts have violated its sovereignty with respect to payments to Argentina’s creditors. In order for the suit to proceed, the U.S. would have to consent to jurisdiction, which may be unlikely. In March 2015, more than 500 creditors, separate from the hedge fund creditors, filed suit against Argentina for payment on debt of $5.4 billion. Argentina filed a motion opposing those claims noting that there were now $10 billion in judgments and claims before the court. In February 2016, Argentina offered a $6.5 billion cash payment to creditors suing the country over defaulted bonds which represents roughly 75% of the principal and interest owed on the bonds. Two of the six leading bondholders have accepted this settlement. Any agreement with the debt holders must be approved by Argentina’s congress.

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

The Argentine government may again place currency limitations on withdrawals of funds.

Through 2015, the Argentine government, led by then president Cristina Fernández, instituted economic controls that include limiting the ability recently of individuals and companies to exchange local currency (Argentine peso) into U.S. dollars and to transfer funds out of the country. Public reports state that government officials are micromanaging money flows by limiting dollar purchases and discouraging dividend payments and international wire transfers. As a result of these controls, Argentine companies currently have limited access to U.S. dollars through regular channels (e.g., banks) and consumers are facing difficulty withdrawing and exchanging invested funds. Given the Company’s investment in Argentinian projects and developments, its ability to mobilize and access funds may be affected by the above-mentioned political actions.

During 2015, newly elected President, Mauricio Macri ended the central bank’s support of the peso and removed the currency controls that limited the ability of Argentines to buy dollars, resulting in a 30% devaluation of the Argentine peso.

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

Algodon Wine Estates has required significant redevelopment construction (including potentially building residential units for Algodon Wine Estates). The quality of the construction and the timely completion of these projects are factors affecting operations and significant delays or cost overruns could materially adversely affect the Company’s operations. Delays in construction or defects in materials and/or workmanship have occurred and may continue to occur. Defects could delay completion of one or all of the projects or, if such defects are discovered after completion, expose the Company to liability. In addition, construction projects may also encounter delays due to adverse weather conditions, natural disasters, fires, delays in the provision of materials or labor, accidents, labor disputes, unforeseen engineering, environmental or geological problems, disputes with contractors and subcontractors, or other events. If any of these materialize, there may be a delay in the commencement of cash flow and/or an increase in costs that may adversely affect the Company.

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

The Company or one or more of its affiliates may acquire, develop or redevelop projects through joint ventures with third parties. Joint ventures often share control over the operation of the joint venture assets. Joint venture partners might have economic or business objectives that are inconsistent with the Company’s objectives. Joint venture partners could go bankrupt, leaving the Company or one of its affiliates liable for their share of joint venture liabilities. Although the Company will generally seek to maintain sufficient control of any joint venture to permit its objectives to be achieved, it might not be able to take action without the approval of the joint venture partners. In addition, the Company’s joint venture partners could take actions binding on the joint venture without the Company’s consent. Any potential dispute with a joint venture partner would likely be subject to foreign jurisdiction in which the Company, its affiliate or the Company would be the non-local party and would likely result in significant costs and disruption of management attention. Accordingly, the use of joint ventures could present additional risk to the business model.

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

The profitability of the Company’s hotel and hospitality investment will depend largely upon the ability of management that it employs to generate revenues that exceed operating expenses. The failure of hotel management to manage the hotels effectively would adversely affect the cash flow received from hotel and hospitality operations.

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

It is contemplated that the expansion and development plans of Algodon Wine Estates will be completed in phases and each phase will present different types and degrees of risk. Algodon Wine Estates may be unable to acquire the property it needs for further expansion or be unable to raise the property to the standards anticipated for the ALGODON® brand. This may be due to difficulties associated with obtaining required future financing, purchasing additional parcels of land, or receiving the requisite zoning approvals. Algodon Wine Estates may have problems with local laws and customs that cannot be predicted or controlled. Development costs may also increase due to inflation or other economic factors.

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

The operation of a winery is a highly competitive business and the dollar amount and unit volume of wine sales through the ALGODON® label could be negatively affected by a variety of competitive factors. Many other local and foreign producers of wine have significantly greater financial, technical, marketing and public relations resources and wine producing expertise than the Company, and many have more refined, developed and established brands. The wine industry is characterized by fickle demand and success in this industry relies heavily on successful branding. Thus, the ALGODON® brand concept may not appeal to a large segment of the market, preventing the Company from successfully competing against other Argentinian and foreign brands. Wholesaler, retailer and consumer purchasing decisions are also influenced by the quality, pricing and branding of the product, as compared to competitive products. Unit volume and dollar sales could be adversely affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by competitors, which could affect the supply of, or consumer demand for, product produced under the ALGODON® brand.

Algodon Wine Estates is subject to import and export rules and taxes which may change.

Algodon Wine Estates primarily exports its products to Europe through Algodon Europe Ltd., a wholly-owned subsidiary. In countries to which Algodon Wine Estates intends to export its products, Algodon Wine Estates will be subject to excise and other taxes on wine products in varying amounts, which are subject to change. Significant increases in excise or other taxes could have a material adverse effect on Algodon Wine Estates’ financial condition or operations. Political and economic instabilities of foreign countries may also disrupt or adversely affect Algodon Wine Estates’ ability to export or make profitable sales in that country. Moreover, exporting costs are subject to macro-economic forces that affect the price of transporting goods (e.g., the cost of oil and its impact on transportation systems), and this could have an adverse impact on operations.

The Company’s business would be adversely affected by natural disasters.

Natural disasters, floods, hurricanes, fires, earthquakes, hailstorms or other environmental disasters could damage the vineyard, its inventory, or other physical assets of the Algodon Wine Estates’ resort, including the golf course. If all or a portion of the vineyard or inventory were to be lost prior to sale or distribution as a result of any adverse environmental activity, or if the golf course and facilities were damaged, Algodon Wine Estates would become significantly less attractive as a destination resort and therefore lose a substantial portion of its anticipated profit and cash flow. Such a loss would seriously harm the business and reduce overall sales and profits. The Company is not insured against crop losses as a result of weather conditions or natural disasters. Moderate, but irregular weather conditions may adversely affect the grapes, making any one season less profitable than expected. In addition to weather conditions, many other factors, such as pruning methods, plant diseases, pests, the number of vines producing grapes, and machine failure could also affect the quantity and quality of grapes. Any of these conditions could cause an increase in the price of production or a reduction in the amount of wine Algodon Wine Estates is able to produce and a resulting reduction in business sales and profits.

Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business, operations or financial performance, and water scarcity or poor water quality could negatively impact our production costs and capacity.

Our wine business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Severe weather events and climate change may negatively affect agricultural productivity in the regions from which we presently source our agricultural raw materials such as grapes. Decreased availability of our raw materials may increase the cost of goods for our products. Severe weather events or changes in the frequency or intensity of weather events can also disrupt our supply chain, which may affect production operations, insurance cost and coverage, as well as delivery of our products to wholesalers, retailers and consumers.

Water is essential in the production of our products. The quality and quantity of water available for use is important to the supply of grapes and our ability to operate our business. Water is a limited resource in many parts of the world and if climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality that may affect our production costs or impose capacity constraints.

Various diseases, pests and certain weather conditions may negatively affect our business, operations or financial performance.

Various diseases, pests, fungi, viruses, drought, frosts and certain other weather conditions could affect the quality and quantity of grapes other agricultural raw materials available, decreasing the supply of our products and negatively impacting profitability. We cannot guarantee that our grape suppliers or our suppliers of other agricultural raw materials will succeed in preventing contamination in existing vineyards or fields or that we will succeed in preventing contamination in our existing vineyards or future vineyards we may acquire. Future government restrictions regarding the use of certain materials used in growing grapes or other agricultural raw materials may increase vineyard costs and/or reduce production of grapes or other crops. Growing agricultural raw materials also requires adequate water supplies. A substantial reduction in water supplies could result in material losses of grape crops and vines or other crops, which could lead to a shortage of our product supply.

Contamination could adversely affect our sales

The success of our brands depends upon the positive image that consumers have of those brands. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could adversely affect their sales. Contaminants in raw materials, packaging materials or product components purchased from third parties and used in the production of our wine or defects in the fermentation or distillation process could lead to low beverage quality as a perceived failure to maintain high ethical, social and environmental standards for all of our operations and activities; a perceived failure to address concerns relating to the quality, safety or integrity of our products; our environmental impact, including use of agricultural materials, packaging, water and energy use, and waste management; or effects that are perceived as insufficient to promote the responsible use of alcohol.

Loss of one or more of the Company’s key employees could adversely affect the Company’s businesses.

The production of wine depends on the services and expertise of highly skilled individuals in all facets of the growth and production process. Although arrangements have been made with additional winemaking talent to assist in the process, the loss of service of any of Algodon Wine Estates’ significant employees (Anthony Foster, Master of Wine; Mauro Nosenzo, winemaker; and Marcelo Pelleriti, Senior Wine Advisor of AWE) could have a material adverse effect on the Company. Further, as the manager of the property, the profitability of Algodon Wine Estates will depend largely upon Algodon Wine Estates to generate revenues that exceed operating expenses. Any failure to manage the vineyard, winery and resort effectively, or up to the caliber of the ALGODON® brand, would adversely affect Algodon Wine Estates’ cash flow received from operations and consequently the Company’s investment. Problems with local labor could also have a material adverse effect on Algodon Wine Estates.

The Company currently has no agreement to import its wines to the United States.

As of January 8, 2016, the Company’s agreement with Jomada Imports, LLC (www.jomadaimports.com) (“Jomada”) to import wines to the U.S. bearing the name Algodon Wine Estates was terminated. The Company is currently in discussions with additional importers in an effort to develop distribution channels in the U.S., however, there can be no guarantee that the Company will be able to secure other importers thereby affecting the Company’s ability to sell its wine in the United States.

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

As a broker-dealer registered with the SEC and a member of FINRA, DPEC Capital must make its compliance with the rules of the SEC and FINRA and various state agencies publicly available. These reports are available for DPEC Capital at Broker Check, available at www.finra.org. The report for DPEC Capital includes eight disclosure items, including four regulatory sanctions and four completed customer arbitrations. In addition, several affiliates of DPEC Capital, including principals Scott L. Mathis and Keith T. Fasano also have personal disclosure events reported to FINRA. See Item 3 - Legal Proceedings for more information.

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

Future revenues are likely to be lower during periods of declining securities prices or securities market inactivity in the sectors in which DPEC Capital focuses. The public markets have historically experienced significant volatility not only in the number and size of share offerings, but also in the secondary market trading volume and prices of newly issued securities. Activity in the private equity markets frequently reflects prevailing trends in the public markets. As a result, revenues from brokerage activities may also be adversely affected during period of declining prices or inactivity in the public markets.

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

DPEC Capital is dependent on Hollywood Burger Holdings, Inc. and AWLD for its revenues

DPEC’s only recent source of revenues has been private equity and venture capital fees arising from private placement transactions on behalf of AWLD and Hollywood Burger Holdings Inc. In the absence of a more diversified revenue base, DPEC’s revenue could be adversely affected by unfavorable market conditions for equity offerings generally, unfavorable business developments for either of the entities, or a reduction in either of the entities’ capital requirements.

General Corporate Business Considerations

Insiders continue to have substantial control over the Company.

As of March 25, 2016 the Company’s directors and executive officers hold the current right to vote approximately 21.1% of the Company’s outstanding voting stock. Of this total, 17.3% is owned or controlled, directly or indirectly by Company CEO Scott Mathis. In addition, the Company’s directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Mathis acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm a future market price of the shares by:

•	Delaying, deferring or preventing a change in control of the Company;
•	Impeding a merger, consolidation, takeover or other business combination involving the Company; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

There is little to no public market for trading the Company’s common stock.

There is little to no public trading market for our common stock, and there can be no assurance that a trading market will ever develop or be sufficiently liquid for an investor to sell his or her shares. Investors must be prepared to hold such securities for an indefinite period of time even after the restricted stock holding period has expired.

The Company may not be able to continue as a going concern.

Our independent registered public accountant noted that our recurring losses from operations $7,959,401 and $8,537,777 for the years ended December 31, 2015 and 2014, respectively) and negative net operating cash flow $6,537,708 and, $7,052,172 for the years ended December 31, 2015 and 2014, respectively) raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing, or may force us to obtain financing on less favorable terms than would otherwise be available.

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

Scott Mathis, Chairman of the Board of Directors of AWLD, Chief Executive Officer, President and Treasurer of AWLD is also the Chairman and Chief Executive Officer of Hollywood Burger Holdings, Inc., a private company he founded which is developing Hollywood-themed American fast food restaurants in Argentina and the United States. His duties as CEO of Hollywood Burger Holdings, Inc. consume approximately 15-25% of his time, which may interfere with Mr. Mathis’s duties as the CEO of AWLD.

In addition, Maria Echevarria, Chief Financial Officer and Chief Operating Officer of AWLD also serves as the Chief Financial Officer of Hollywood Burger Holdings, Inc. Ms. Echevarria’s duties as CFO of Hollywood Burger Holdings Inc. consume approximately 10% of her time, which may interfere with her duties as the CFO of AWLD.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. These corporate governance standards are the product of many sources, including, without limitation, public market perception, stock exchange regulations and SEC disclosure requirement. Our management team expects to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Management’s inexperience may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us and a negative impact on our stock price.

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

The holders of shares of AWLD’s common stock may not offer or sell the shares in private transactions or (should a public market develop, of which there can be no assurance) public transactions without compliance with regulations imposed by the SEC and various state securities administrators. To the extent that any holder desires to offer or sell any such shares, the holder must prove to the reasonable satisfaction of AWLD that he has complied with all applicable securities regulations, and AWLD may require an opinion of the holder’s legal counsel to that effect. Thus, there can be no assurance that the holder will be able to resell the shares or any interest therein when the holder desires to do so.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

AWLD and its operating subsidiaries maintain their corporate headquarters at 135 Fifth Avenue, 10th Floor, New York, NY under a lease covering approximately 3,300 square feet, which expires in August 2020. The Company expects to remain in these offices for the immediate future, unless its growth, or the growth of its affiliates, necessitates a move into larger or separate offices.

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

Certain Regulatory Matters and Customer Arbitrations

Scott Mathis is Chairman of the Board of Directors of AWLD and Chief Executive Officer of AWLD, and is a former registered representative of DPEC Capital. The report on Mr. Mathis available on Broker Check at www.finra.org reflects a number of disclosure events, including one completed regulatory matter, a number of completed customer arbitrations and customer complaints, and two liens and judgments.

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

Under applicable FINRA rules, the finding that Mr. Mathis acted willfully subjected him to a “statutory disqualification” would have prevented him from working in the securities industry. In accordance with FINRA rules, Mr. Mathis filed Form MC-400 with FINRA in September 2012, requesting that he be permitted to continue to work in the securities industry and in October 2014, FINRA’s Member Regulation Department recommended approval of the MC-400 application. On April 30, 2015, NAC agreed with the recommendation of Member Regulation and further approved the application so that Mr. Mathis can continue to work in the securities industry. At the time that FINRA provided notice of the NAC’s approval, it informed CAP that such approval would become effective at such time that the Securities and Exchange Commission issued an acknowledgement letter. On August 20, 2015, the Securities and Exchange Commission issued an acknowledgement letter to FINRA and as a result, the approval of Mr. Mathis’s MC-400 application is now effective.

Effective September 29, 2015, Mr. Mathis resigned his position as President and Secretary for DPEC Capital, Inc. but remained on as a director and non-executive chairman. The same day, Mr. Fasano was appointed President and Secretary in addition to his continuing role as Chief Compliance Officer of DPEC Capital, Inc.

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

Not applicable

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On January 20, 2016 FINRA cleared the request to submit quotations on the OTC Bulletin Board and in OTC Link by Glendale Securities, Inc. of Sherman Oaks, California. On March 7, 2016, Company was cleared for trading on the OTCQB Venture Marketplace. There is currently no established public trading market for the Company’s common stock, resulting in high and low bid information for our common stock for the quarterly periods within fiscal years 2015 and 2014 being unavailable.

The Company has paid no dividends to date on its common stock. The Company reserves the right to declare a dividend when operations merit. However, payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

There were approximately 680 holders of the Company’s common stock as of March 25, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,939,436	$2.70	60,564

Equity compensation plans not approved by security holders	-	-	-
Total	8,939,436	$2.70	60,564

Recent Sales of Unregistered Securities

Common Stock Issuances

During the three months ended December 31, 2015, the Company issued 274,860 shares of its common stock for $2.50 per share to accredited investors in a private placement transaction for gross proceeds of $687,150. No general solicitation was used in this offering. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. Commissions earned by DPEC Capital, Inc. the Company’s registered broker dealer subsidiary in connection with these share issuances, included $68,715 of cash commissions. An initial Form D was filed with the SEC on October 8, 2015.

On or about January 11, 2016, the Company entered into an agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company. In connection with that agreement, the Company issued 350,000 shares of common stock valued at $2.50 per share to Maxim, an accredited investor. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. No Form D was filed with the SEC relating to this transaction.

Option Grants and Warrant Issuances

During December 2015, in connection with the sale of common stock, the Company issued five-year warrants to its subsidiary DPEC Capital, Inc., who acted as placement agent, to purchase 15,291 shares of common stock at an exercise price of $2.00 per share, and five-year warrants to purchase 16,000 shares of common stock at an exercise price of $2.50. DPEC Capital, Inc., in turn, awarded such warrants to its registered representatives who all had sufficient knowledge and experience in financial, investment and business matters to be capable of evaluating the merits and risks of investment in the Company and able to bear the risk of loss. For these sales of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. No Form D has been filed for these transactions.

There were no stock options granted during the three months ended December 31, 2015.

Other than as set forth herein or in the Company’s current reports on Form 8-K or quarterly reports on Form 10-Q, there have not been any sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not purchase any of our equity securities during the twelve months ended December 31, 2015.

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

Currently AWLD is developing lots for sale to third party builders and is not engaged in any construction activity. Sixteen lots have been sold, and two lots are currently in advanced negotiations. The Company expects to close on the sale of twelve lots and record the deeds during 2016. To date, no deeds have been issued. As of December 31, 2015, the Company has $1,175,990 of lot deposits for pending sales.

As reflected in our consolidated financial statements we have generated significant losses of $8,278,964 and $9,063,427 for the years ended December 31, 2015 and 2014, respectively, consisting primarily of general and administrative expenses, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for these years stating that we have not achieved a sufficient level of revenues to support our business and have suffered recurring losses from operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. Our business strategy may not be successful in addressing these issues and there can be no assurance that we will be able to obtain any additional capital. If we cannot execute our business plan (including acquiring additional capital), our stockholders may lose their entire investment in us. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase marketing our products and continue the development of our real estate holdings.

Financings

In 2014, we raised, net of repayments, approximately $7,295,000 of new capital through the issuance of debt and equity. We used the net proceeds from the closings of these private placement offerings for general working capital and capital expenditures.

In 2015, we raised, net of repayments, approximately $6,181,000 of new capital through the issuance of debt and equity.
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

Application for Quotation on OTC Bulletin Board

On January 20, 2016 FINRA cleared the request to submit quotations on the OTC Bulletin Board and in OTC Link by Glendale Securities, Inc. of Sherman Oaks, California. In addition, the Company submitted its application for quotation on the OTCQB marketplace and was approved on March 7, 2016.

Consolidated Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The following table represents selected items in our consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively:

	For the Years Ended
	December 31,
	2015	2014

Sales	$2,008,145	$2,114,912
Cost of sales	(2,225,813)	(2,127,086)
Gross loss	(217,668)	(12,174)
Operating Expenses
Selling and marketing	246,432	335,754
General and administrative	7,270,721	7,910,767
Depreciation and amortization	224,580	279,082
Total operating expenses	7,741,733	8,525,603
Loss from Operations	(7,959,401)	(8,537,777)

Other Expenses
Interest expense, net	319,563	305,524
Loss on extinguishment of convertible debt	-	220,126
Total other expenses	319,563	525,650
Net Loss	$(8,278,964)	$(9,063,427)

Overview

We reported net losses of approximately $8.3 million and $9.1 million for the years ended December 31, 2015 and 2014, respectively, reflecting a decrease of approximately $0.8 million or 9%. Our results were impacted by both the devaluation of the Argentine Peso and decreases in operating expenses. Net losses were also impacted by a decrease in loss from the extinguishment of convertible debt.

Revenues

Revenues were approximately $2.0 million and $2.1 million during the years ended December 31, 2015 and 2014, respectively, reflecting a decrease of approximately $0.1 million or 5%. Decreases in revenues primarily resulted from the impact of the decline in the value of the Argentine peso (“ARS”) vis-à-vis the U.S. dollar during 2014. There was an average devaluation of the Argentine peso from 8.11 for the year ended December 31, 2014 to 9.25 for the year ended December 31, 2015, which decreased the average worth of the Argentine peso from US $0.12 to $0.11.

Total sales from Argentina were ARS 17.1 million during the year ended December 31, 2015 as compared to ARS 16.6 million during the year ended December 31, 2014, reflecting a net increase of approximately ARS 0.5 million or 3%. Hotel room and event revenues were approximately ARS 7.9 million and 7.3 million during both years ended December 31, 2015 and 2014, representing an increase of approximately ARS 0.6 million, or 8% due to higher occupancy and average room rates. Restaurant revenues were approximately ARS 4.8 million during the years ended December 31, 2015 and 2014. Argentine winemaking revenues were approximately ARS 3.3 million and 2.9 million during the years ended December 31, 2015 and 2014, respectively, representing an increase of approximately ARS 0.4 million or 14%, resulting from an expansion of distribution channels and additional investments in marketing and sales staff. Other revenues, including golf, tennis and agricultural revenues, were ARS 1.1 million and ARS 1.5 million during the years ended December 31, 2015 and 2014, respectively. The decrease of ARS 0.4 million is primarily due to a decrease in agricultural revenues.

Gross profit

We generated a gross loss of approximately $218,000 for the year ended December 31, 2015 as compared to a gross loss of approximately $12,000 for the year ended December 31, 2014. The restaurant and golf and tennis business units at AWE realized negative margins in 2015 and 2014, due to significant fixed costs (i.e. depreciation on golf courses and tennis courts) related to these business units. The restaurant and golf and tennis are kept open every day at a loss, in order to support the image of the winery. During 2015, we recorded approximately $193,000 inventory write-down as the result of two significant hailstorms that occurred during the year.

Selling and marketing expenses

Selling and marketing expenses were approximately $246,000 and $336,000, for the years ended December 31, 2015 and 2014, respectively, representing a decrease of approximately $89,000 or 26%. The decrease is primarily due to expenses incurred during 2014 related to a marketing event to promote our international wine sales, including meeting with potential importers and distributors, as well as potential wine clients and investors in China, the Middle East and Europe.

General and administrative expenses

General and administrative expenses were approximately $7,271,000 and $7,911,000 for the years ended December 31, 2015 and 2014, respectively, a decrease of approximately $640,000 or 8%. The decrease in general and administrative expenses is primarily related to non-recurring legal, consulting and accounting fees incurred during 2014 in connection with becoming a public reporting company.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $225,000 and $279,000 during the years ended December 31, 2015 and 2014, respectively, a decrease of approximately $55,000 or 20%. It should be noted that approximately an additional $169,000 and $188,000 of depreciation and amortization expense was capitalized to inventory during the years ended December 31, 2015 and 2014, respectively. Most of our property and equipment is located in Argentina and the gross cost being depreciated declined year-over-year due to the devaluation of the Argentine peso relative to the United States dollar.

Interest expense, net

Interest expense was approximately $320,000 and $306,000 during the years ended December 31, 2015 and 2014, respectively, representing an increase of approximately $14,000, or 5%. The increase is primarily due to an increase in amounts due under payment plans for Argentine taxes, partially offset by decreases related to decreases in loans payable and convertible debt interest during the period.

Loss on extinguishment of convertible debt

Loss on extinguishment of convertible debt was $0 and approximately $220,000 during the years ended December 31, 2015 and 2014, respectively. During 2014, 476,972 shares of Series A Convertible Preferred Stock (“Series A Preferred”) valued at $2.30 per share were received by convertible note holders upon the exchange of convertible notes with $812,881 and $64,126 principal and interest, respectively. The 2014 extinguishment losses resulted from the excess of the fair value of the issued Series A Preferred over the carrying value of the exchanged convertible notes that was not pursuant to the original terms of the convertible notes.

Liquidity and Capital Resources

We measure our liquidity in variety of ways, including the following:

	For the Years Ended
	December 31,
	2015	2014

Cash	$110,645	$442,725

Working Capital (Deficiency)	$(1,477,183)	$(1,897,344)

Based upon our working capital situation as of December 31, 2015, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2015 and 2014, we have relied primarily on private placement equity offerings to third party independent, accredited investors to sustain operations. These offerings were conducted by our wholly-owned subsidiary DPEC Capital, Inc.

During the year ended December 31, 2015, we issued 2,821,942 shares of common stock at $2.00 per share for cash proceeds of $5,643,884 and issued 274,860 shares of common stock at $2.50 per share for cash proceeds of $687,150. During the year ended December 31, 2014, we issued 1,223,349 shares of common stock at $2.00 per share for gross proceeds of $2,446,697 and issued 2,748,995 share of Series A Preferred at $2.30 per share for cash proceeds $5,532,877. The difference between the cash proceeds and the cited shares times $2.30 per share is due to cash deposits received in 2013, prior to the closing of the subscription. An additional 476,972 shares of Series A Preferred were issued upon the conversion of notes payable. All shares were issued to accredited investors on private placement transactions.

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

Sources and Uses of Cash for the Years Ended December 31, 2015 and 2014

Net Cash Used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2015 and 2014, amounted to approximately $6,538,000 and $7,052,000, respectively. During the year ended December 31, 2015 the net cash used in operating activities was primarily attributable to the net loss of approximately $8,279,000, adjusted for approximately $1,674,000 of non-cash expenses and $67,000 cash provided by changes in the levels of operating assets and liabilities. During the year ended December 31, 2014, the net cash used in operating activities was primarily attributable to the net loss of approximately $9,063,000, adjusted for approximately $1,552,000 of net non-cash expenses and $459,000 provided by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2015 and 2014 amounted to approximately $470,000 and $654,000, respectively, and was primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2015 and 2014 amounted to approximately $6,181,000 and $7,294,000, respectively. For the year ended December 31, 2015, the net cash provided by financing activities resulted primarily from the issuance of equity securities for net proceeds of approximately $6,331,000, partially offset by net repayments of debt of approximately $150,000. For the year ended December 31, 2014, the net cash provided by financing activities resulted primarily from the issuance of equity securities for net proceeds of approximately $8,030,000, partially offset by net repayments of debt of approximately $736,000.

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

Based on current cash on hand and subsequent activity as described herein, our cash-on-hand only allows us to operate our business operations on a month-to-month basis. Because of our limited cash availability, we have scaled back our operations to the extent possible. While we are exploring opportunities with third parties and related parties to provide some or all of the capital we need, we have not entered into any agreement to provide us with the necessary capital. Historically, the Company has been successful in raising funds to support our capital needs. If we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2015 and 2014 consolidated financial statements.

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

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound). There has been a steady devaluation of the Argentine peso relative to the United States dollar in recent years. Assets and liabilities are translated into U.S. dollars at the balance sheet date, (12.9441 and 8.5411 at December 31, 2015 and 2014, respectively) and revenue and expense accounts are translated at a weighted average exchange rate for the period or for the year then ended (9.2495 and 8.1095 for the years ended December 31, 2015 and 2014, respectively). Resulting translation adjustments are made directly to accumulate other comprehensive income. Losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of $360,170 and $223,904 for the years ended December 31, 2015 and 2014, respectively, are recognized in operating results in the consolidated statements of operations. We engage in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The cumulative inflation rate for Argentina over the last three years approximated 64%, although the International Monetary Fund has concerns regarding the accuracy of the official data.

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

In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, we reduce the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. Our estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for our products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. During 2015, we recorded a write-down in the value of work-in-process inventory of approximately $193,000, as a result of two hailstorms that occurred during the year. Inventory write-downs recorded during 2014 were negligible.

Property and Equipment

Investments in property and equipment are recorded at cost. These assets are depreciated using the straight-line method over their estimated useful lives as follows:

Buildings	10 - 30 years
Furniture and fixtures	3 - 10 years
Vineyards	7 - 20 years
Machinery and equipment	3 - 20 years
Leasehold improvements	3 - 5 years
Computer hadware and software	3 - 5 years

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

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. There were no impairments of long-lived assets for the years ended December 31, 2015 and 2014, respectively.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year, which is fiscal years beginning after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements or disclosures.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, "Compensation - Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not anticipate that the adoption of ASU 2014-12 will have a material impact on our financial statements.

 In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We are currently evaluating the impact of adopting this guidance.

In November 2015, FASB issued ASU No. 2015-17, “Income Tax (Topic 740): Balance Sheet Classification of Deferred Taxes,” (“ASU 2015-17”). This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We do not anticipate that the adoption of ASU 2015-17 will have a material impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact that the provisions of ASU 2016-02 will have on our financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations.” This Update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. The Update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The adoption of ASU 2016-8 is not expected to have a material impact on our consolidated financial statement or disclosures.

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Accounting Officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Accounting Officers concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

Management’s Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive and Financial Officer, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the disposition of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

Management had determined that as of December 31, 2014, we had a material weakness in our internal control over financial reporting due to the fact that we did not have the appropriate resources with the appropriate level of experience and sufficient resources to provide oversight over the timely preparation and review of schedules necessary for the preparation of our financial statements and to make certain U.S. GAAP accounting judgments. A material weakness is a control deficiency, or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis.

We have successfully remediated this material weakness during 2015, as we have taken, the following actions:

•	we began to utilize our audit committee of the Board of Directors effective April 15, 2015 to provide an oversight role in the establishment and monitoring of required internal controls and procedures;

•	during 2015, we recruited and hired additional accounting staff with technical expertise to ensure the proper application of U.S. GAAP and international experience, and continue to expand our finance and accounting staff and to enhance our financial reporting systems;

•	we implemented revised policies and procedures and enhanced our resources to review complex transactions to ensure consistent application of U.S. GAAP and enhanced internal control over financial reporting; and

•	we have increased the level of preparation and review of our financial statements, and in connection therewith, we have implemented additional control procedures as part of our quarter and year-end close processes as well as added resources.

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, the actions above were taken to improve the effectiveness of our controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On or about January 11, 2016, the Company entered into an agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company. Such services may include a valuation analysis of the Company, assistance with strategic planning and marketing materials, and financial advisory and investment banking services. Maxim will receive a monthly fee of $7,500 for the term of the agreement, which may be terminated by either party after six months, provided that 30 days’ written notice be provided. Upon execution of the agreement, Maxim received 350,000 shares of common stock of the Company, which shares would vest at the rate of 11.1% commencing on the date of the agreement and continuing for each successive month until the agreement is terminated or the 350,000 shares have fully vested. In addition, Maxim is entitled to 100,000 shares of common stock of the Company if the Company lists on a national exchange, such as NASDAQ or NYSE MKT. All reasonable expenses will be reimbursed by the Company upon Maxim’s request, including a maximum of $5,000 for Maxim’s legal costs.

In the event that Maxim raises capital for the Company, Maxim is entitled to a cash fee of 8.0% of the capital raised; a cash fee for unallocated expenses of 1.0% of the capital raised; and a warrant to purchase shares of the Company’s common stock equal to 9.0% of the number of shares issued in the capital raise. Further, Maxim is entitled to receive a transaction fee of up to 3.0% of the consideration paid in a qualifying transaction, such as a merger or acquisition.

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

Name	Age	Entity	Title	Year Appointed
Scott L. Mathis	53	AWLD	Chairman, Chief Executive Officer, President, President	April, 1999
		CAP	Chairman (2)	March, 2001
		MCAR	Chairman, Chief Executive Officer, President	November, 2009
		TAR	General Manager (1)	December, 2007
		APII	General Manager (1)	March, 2009
		AWE	General Manager (1)	July, 2007

Maria I. Echevarria	36	AWLD	Chief Financial Officer, Chief Operating Officer, Secretary Treasurer and Compliance Officer(3)	April, 2015
		MCAR	Chief Financial Officer, Treasurer, Secretary(3)	April, 2015
		AEU	Chief Financial Officer

Julian H. Beale	81	AWLD	Director	April, 1999
		CAP	Director	February, 2001
		MCAR	Director	November, 2009

Peter J.L. Lawrence	82	AWLD	Director	April, 1999
		CAP	Director	February, 2001
		MCAR	Director	November, 2009
		AEU	Director	November, 2009

Keith T. Fasano	48	CAP	Managing Director,	March, 2001
		CAP	Chief Compliance Officer	February, 2010
		CAP	President and Secretary(2)	September, 2015

Sergio O. Manzur Odstrcil	47	TAR	Chief Financial Officer, Chief Operating Officer(4)	March, 2011
		APII	Chief Financial Officer	March, 2011
		AWE	Chief Financial Officer, Chief Operating Officer(4)	September, 2010

Shari Ferguson	31	CAP	Chief Financial Officer, Treasurer	April, 2015

(1)	Translation of Argentine statutory corporate office.

(2)	In accordance with a three-month FINRA-ordered suspension, Mr. Mathis resigned all positions he held with DPEC Capital, Inc. on May 30, 2012 and Mr. Tim F. Holderbaum was appointed CEO, Treasurer & Secretary. In September 2012, Mr. Holderbaum resigned his positions as CEO, Treasurer & Secretary and Mr. Mathis was reappointed as CEO, Treasurer & Secretary of DPEC Capital, Inc. Mr. Mathis resigned his position position as President and Secretary of DPEC Capital on September 29, 2015, and Mr. Keith Fasano was appointed President and Secretary of DPEC Capital, Inc.

(3)	On April 13, 2015, Ms. Echevarria was appointed to these positions, replacing Mark Downey.

(4)	Mr. Manzur Odstrcil was appointed Chief Operating Officer of TAR and AWE on April 11, 2015.

Executive Officers

Scott L. Mathis. Mr. Mathis is the founder of AWLD and has served as Chief Executive Officer and Chairman of the Board of Directors since its inception in April 1999. Mr. Mathis has over five years’ experience serving as Chief Executive Officer and Chairman of the Board of Directors of Mercari Communications Group, Ltd., a public company. Mr. Mathis is also the founder, Chief Executive Officer, and Chairman of IPG, AGP and various other affiliated entities and assumed executive positions at DPEC Capital, Inc. in March 2001. In September 2015, Mr. Mathis resigned his position as President and Secretary for DPEC Capital, but remains on as a director and non-executive chairman. Since July 2009, Mr. Mathis has served as the Chief Executive Officer and Chairman of Hollywood Burger Holdings, Inc., a company he founded which is developing Hollywood-themed American fast food restaurants in Argentina and the United States. Since June 2011, Mr. Mathis has also served as the Chairman and Chief Executive Officer of InvestBio, Inc., a former subsidiary of AWLD that was spun off in 2010. Including his time with AWLD and its subsidiaries, Mr. Mathis worked for over 25 years in the securities brokerage field. From 1995-2000, he worked for National Securities Corporation and The Boston Group, L.P. Before that, he was a partner at Oppenheimer and Company and a Senior Vice President and member of the Directors Council at Lehman Brothers. Mr. Mathis also worked with Alex Brown & Sons, Gruntal and Company, Inc. and Merrill Lynch. Mr. Mathis received a Bachelor of Science degree in Business Management from Mississippi State University. The determination was made that Mr. Mathis should serve on AWLD’s Board of Directors due to his executive level experience working in the real estate development industry and in several consumer-focused businesses, as well as his extensive experience in the securities brokerage and investment banking fields. He has also served on the board of directors of a number of non-public companies in the biotechnology industry.

Maria I. Echevarria. Ms. Echevarria was appointed Chief Financial Officer, Chief Operating Officer, Secretary and Compliance Officer for the Company effective April 13, 2015. She joined the Company as Corporate Controller in June of 2014 and had primary responsibility for the Company’s corporate consolidation, policies and procedures as well as financial reporting for SEC compliance, coordinating budgets and projections, preparing financial presentations and analyzing financial data. Ms. Echevarria has over 15 years of experience in Accounting, Compliance, Finance, Information Systems and Operations. Her experience includes SEC reporting and financial analysis, and her career accomplishments include developing and implementing major initiatives such as SOX, BSA and AML reporting and valuation of financial instruments. Prior to her employment with the Company, Ms. Echevarria served as Director of Finance and Accounting for The Hope Center, a nonprofit, from 2008 to June 2014 overseeing Finance, Information Systems and Operations. From 2001 through 2008 she served as a Quality Control and Compliance Analyst, Financial Analyst, and Accounting Manager for Banco Popular in San Juan, Puerto Rico, where she specialized in Mortgage Quality Control, Compliance, Financial Analysis and Mortgage Accounting, and corresponding with the FHA, VA and other mortgage guarantors. Ms. Echevarria also coordinated audits and compliance programs related to reporting, remittances, escrow accounting and default management for Fannie Mae, Freddie Mac and other private investors. She has developed and taught accounting courses for Herzing University, and currently serves as an adjunct faculty member at Southern New Hampshire University. She is a CPA, licensed in New Jersey and Puerto Rico, and holds a B.B.A. in Accounting from the University of Puerto Rico and a MBA in Business from University of Phoenix. Mrs. Echevarria was born and raised in Puerto Rico, and is fluent in Spanish and English.

Julian H. Beale. Mr. Beale has served as a director of AWLD since its inception in April 1999. Since 1996, Mr. Beale has managed his own investments, which include listed “blue chip” shares, numerous speculative stocks, and real estate. Mr. Beale has over 10 years’ experience serving as a director of Adacel Technologies Ltd., an Australian Stock Exchange listed company that provides air traffic simulations, training, and management activities. Mr. Beale is also a director of Private Branded Beverage Ltd., a private company, and since July 2009 a director of InvestBio, Inc. After 14 years in engineering and after forming a plastics processing company that he built to employ more than 200 people, Mr. Beale has since the early 1970’s been involved in consulting and investing. In 1977, he was part of a consortium that purchased what became the Moonie Oil Company, a resources corporation that had interests in petroleum production. In 1984, he entered Federal Parliament (Australia). During his 12 years in politics, he held many Shadow Minister portfolios (i.e., cabinet level position with minority party). He has a Bachelor of Engineering degree from Sydney University, Australia and an MBA from Harvard University. The determination was made that Mr. Beale should serve on AWLD’s Board of Directors due to his experience as a director for other public companies and as an investor in real estate.

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

Additional Key Personnel

Keith T. Fasano. Mr. Fasano was appointed President and Secretary of DPEC Capital, Inc. in September 2015 and he has been Chief Compliance Officer since February 2010. Since 2001, Mr. Fasano has served as a Managing Director at DPEC Capital, where his responsibilities have involved offering private equity investment opportunities to individual investors. Mr. Fasano has over 20 years of experience in the securities industry, particularly with managing portfolios for institutional and high net-worth individuals. He also assisted with the founding of Hollywood Burger Holdings, Inc. in 2009 and since then has continued to provide services to that company. Previously, Mr. Fasano held similar positions at Gilford Securities, Whale Securities, and Lehman Brothers. Mr. Fasano received his Bachelor of Arts in Economics from Rutgers University.

Sergio O. Manzur Odstrcil. Algodon Mansion & Algodon Wine Estates, Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”). Mr. Manzur Odstrcil is an Argentina Certified Public Accountant whose professional experience includes administration and management positions with companies in Argentina, Brazil, Mexico and Chile. As CFO and COO for all of AWLD’s Argentine subsidiaries, he is responsible for day-to-day management including financial planning and analysis, overseeing the implementation of financial strategies for the corporation, and for ensuring prudent corporate governance. Prior to joining Algodon, Mr. Manzur Odstrcil was the Administration and Finance Director for Bodega Francois Lurton since May 2007, where he was responsible for the design and development of a financial debt strategy and negotiations with banks and strategic suppliers to obtain credits. He was also responsible for the organization of new funding to the company for $4 million and also served as a member of the company’s executive committee. From March 2002 to September 2006 he previously held the position of Country Controller for the Boston Scientific Corporation (BSC) in Chile, and prior to that he served as Controller for Southern Cone BSC in Buenos Aires and Mexico City. He also served as Senior Financial Analyst for BSC’s Latin American Headquarters in Buenos Aires, as well as in Sao Paulo, Brazil, and prior to that he served as BSC’s Accountant Analyst in Buenos Aires. Mr. Manzur Odstrcil began his career at Cerveceria y Malteria Quilmes in Argentina from 1997 to 1998. He obtained his MBA at INCAE in Costa Rica in 1996, and received his CPA from the Universidad Nacional de Tucumán, San Miguel de Tucumán, Argentina in 1994.

Advisors

Steven A. Moel, M.D., J.D. Senior Business Advisor, AWLD. Dr. Moel is a transactional attorney in private practice in Santa Barbara, California, and he serves as counsel and/or as an officer for many corporations and non-profits. He is presently: a member of the Board of Directors of Hollywood Burger Holdings, Inc.; Vice-President, Business Development and Mergers & Acquisitions of Virgilian, LLC (nutraceuticals/agricultural); Business Advisor and Vice-President, Finance, of via Market Consumer Products, LLC (manufacturer of consumer products); Vice-President, Business Development of Employment in Australia, LLC (immigrant worker/industry connections); Vice-President, Business Development and Senior Business Advisor of Agaia LLC (green cleaning products); and on the Advisory Board of Mahlia Collection (jewelry design/manufacturing). Previously, Dr. Moel has served as: CEO of U.S. Highland, which is traded on NASDAQ (UHLN) (motorcycles, motorsports); President, Chief Operating Officer and Executive Director of American Wine Group (wine production/distribution); Chairman of the Board and Chief Operating Officer of WayBack Granola Company (granola manufacturing); member of the Board of Directors of Grudzen Development Corp. (real estate); Chief Operating Officer and Chairman of the Board of Paradigm Technologies (electronics/computer developer); and President and Chief Executive Officer of Sem-Redwood Enterprises (stock pool). He was also a founder of Akorn, Inc., a biotechnology/ pharmaceutical company which is traded on the NASDAQ (AKRX), where he served as a Director on the Executive Board, and Vice-President of Mergers and Acquisitions. Dr. Moel is also a Board Certified Ophthalmologist who was in academic and private practice and has edited and authored multiple journal articles, medical studies, and text books, and is an Emeritus Fellow of the American Academy of Ophthalmology. His academic history includes University of Miami in Florida, the Santa Barbara College of Law, and West Virginia University Medical School.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Term of Office

Each director will hold office until the next annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal.

Involvement in Certain Legal Proceedings

See Part I, Item 3—Legal Proceedings.

Corporate Governance

In considering its corporate governance requirements and best practices, the Company looks to the NYSE MKT Listed Company manual. The manual is available through the Internet at http://wallstreet.cch.com/MKT/CompanyGuide/.

Board’s Role and the Role of the Audit Committee in Risk Oversight

While management is charged with the day-to-day management of risks that the Company faces, the Board of Directors and the audit committee are responsible for oversight of risk management. The full Board and the audit committee have responsibility for general oversight of risks facing the Company. Specifically, the audit committee reviews and assesses the adequacy of the Company’s risk management policies and procedures with regard to identification of the Company’s principal risks, both financial and non-financial, and reviews updates on these risks from the Chief Financial Officer and the Chief Executive Officer. The audit committee also reviews and assesses the adequacy of the implementation of appropriate systems in order to mitigate and manage the principal risks.

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

Audit Committee

The Board of Directors approved the Audit Committee Charter on March 24, 2015 to be effective April 15, 2015, in accordance with Section 3 (a)(58)(A) of the Exchange Act and NYSE MKT Rule 803(B) as modified for smaller reporting companies by NYSE MKT Rule 801(h). The Audit Committee was established to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements.

The members of our Audit Committee are Messrs. Beale and Lawrence. Mr. Lawrence is the chairman of the Audit Committee. The Board of Directors has determined that Julian H. Beale and Peter J.L. Lawrence are independent under SEC Rule 10A-3(b)(1) and NYSE MKT Rule 802(a). Management has determined that all members of the Audit Committee are “financially literate” as interpreted by management. No members of the audit committee have been qualified as an audit committee financial expert, as defined in the applicable rules of the SEC because the Board believes that the Company’s status as a smaller reporting company does not require expertise beyond financial literacy.

The Audit Committee Charter deals with the establishment of the Audit Committee and sets out its duties and responsibilities. The Audit Committee will review and reassess the adequacy of the Audit Committee Charter on an annual basis. The Audit Committee Charter is available on our Company website at http://www.algodongroup.com.

No Nominating Committee

The Company has not established a nominating committee. Under the NYSE MKT Rule 804(a), if there is no nominating committee, nominations must be made by a majority of the independent directors. The Company believes that this is appropriate in light of the NYSE MKT rules on point and based on the fact that AWLD remains a smaller reporting company and (as described below) nominating decisions are made by the independent directors. In order to comply with the NYSE MKT rules, however effective April 15, 2015, the Board of Directors adopted a nomination procedure by which eligible stockholders may nominate a person to the Board of Directors. That procedure is as follows:

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

In lieu of a formal charter, effective April 15, 2015, the Board adopted these guidelines to assist the Board with its duties and responsibilities in monitoring, approving and disclosing the Company’s compensation philosophies and practices, in accordance with applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), the Internal Revenue Service and the NYSE MKT.

All compensation decisions will be made by a majority of the independent directors who are “non-employee directors” as such term is defined Rule 16b-3 of the Securities Exchange Act of 1934 (the “Exchange Act”) and not officers or employees of the Company or its subsidiaries and who meet the definition of “independent” as set forth in NYSE MKT Rule 805, and Section 10C of the Exchange Act and the rules and regulations promulgated thereunder. In addition, all independent directors must be “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2015. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2015 our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that each of Messrs. Mathis, Beale and Lawrence filed his respective Form 3 late, and Messrs. Beale, Downey, Echevarria, and Lawrence, Downey each filed one Form 4 late (each Form 4 relating to one transaction), and Mr. Mathis filed three Forms 4 late (relating to an aggregate of eight transactions) and the Wow Group, a 10% stockholder during the year ended December 31, 2014 filed its Form 3 late, and filed one Form 4 late, relating to one transaction.

Code of Ethics

On March 24, 2015 and effective April 15, 2015, the Company’s Board of Directors adopted a Code of Ethics that is applicable to all of the Company's and its subsidiaries' employees, including the Company's Chief Executive Officer, Chief Financial Officer and Chief Compliance Officer. The Code of Ethics contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code. A copy of the Code of Ethics is posted at our website at www.algodongroup.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information as to option awards held by each of the named executive officers of AWLD as of December 31, 2015. There have been no stock awards made to Mr. Mathis or Ms. Echevarria as of December 31, 2015.

Summary Compensation Table for Executive Officers
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards (1) ($)		Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (2) ($)	Total ($)
Scott L. Mathis	2015	401,700	(3)	-	-	932,045		-	-	-	1,333,745
Chairman of the Board and Chief Executive Officer	2014	407,224	(3)	-	-	357,847	(4)	-	-	31,771	796,842

Mark Downey(5)	2015	92,506		-	-	-		-	-	-	92,506
Chief Financial Officer and
Operating Officer	2014	157,301		25,000	-	191,380		-	-	-	373,681

Maria I Echevarria(6)	2015	125,000		20,000	-	95,765		-	-	-	240,765
Chief Financial Officer and Chief Operating Officer		-		-	-	-		-	-	-	-

(1)	Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in the Company’s consolidated financial statements. Refer to the Outstanding Equity Awards at Fiscal Year End schedule regarding option details on an award-by-award basis.

(2)	Includes all other compensation not reported in the preceding columns, including perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000. Does not include certain fringe benefits made available on a nondiscriminatory basis to all the Company’s employees, such as group health insurance, vacation and sick leave, and matching stock contributions issued in conjunction with AWLD’s 401(k) plan. Amounts earned by Mr. Mathis in 2014 consist principally of legal fees paid on his behalf.

(3)	Amount reflects earned compensation only. From time to time, Mr. Mathis deferred part of his compensation to accommodate AWLD’s cash-flow needs. From 2009 through December 31, 2015, Mr. Mathis had a total of $899,532 accrued (earned but not paid) compensation, which does not include any commissions earned with CAP as all commissions were paid. Of the $401,700 and $407,244 earned by Mr. Mathis in 2015 and 2014, respectively, Mr. Mathis received $393,712 and $307,649 from AWLD in 2015 and 2014, respectively.

(4)	Includes $75,238 fair value of stock options awarded to Mr. Mathis for his services as a director of the Company.

(5)	Mark Downey was terminated as Chief financial Officer effective April 11, 2015. Mr. Downey's termination was primarily based on the Company's effort to reduce expenses and reconfigure staff more efficiently between the Company's New York office and Argentina operations, and not as the result of any disagreement with the Company practices or policies. Mr. Downey's 2015 salary amount shown above includes a severance payment of $18,750.

(6)	Maria Echevarria was appointed Chief Financial Officer, Chief Operating Officer, Secretary and Compliance Officer effective April 13, 2015.

On September 28, 2015, we entered into a new employment agreement with Scott Mathis, our CEO. Among other things, the agreement provides for a three-year term of employment at an annual salary of $401,700 (subject to a 3% cost-of-living adjustment per year), bonus eligibility, paid vacation and specified business expense reimbursements. The agreement sets limits on the Mr. Mathis’ annual sales of AWLD common stock. Mr. Mathis is subject to a covenant not to compete during the term of the agreement and following his termination for any reason, for a period of twelve months. Upon a change of control (as defined by the agreement), all of Mr. Mathis’ outstanding equity-based awards will vest in full and his employment term resets to two years from the date of the change of control. Following Mr. Mathis’s termination for any reason, Mr. Mathis is prohibited from soliciting Company clients or employees for one year and disclosing any confidential information of AWLD for a period of two years. The agreement may be terminated by the Company for cause or by the CEO for good reason, in accordance with the terms of the agreement.

Outstanding Equity Awards at Fiscal Year End

The following table provides information as to option awards held by each of the named executive officers of AWLD as of December 31, 2015. There have been no stock awards made to Mr. Mathis or Ms. Echevarria as of December 31, 2015.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Scott L. Mathis	25,000		-		3.85	4/15/2016
	422,500		-		3.85	7/6/2016
	25,000		-		3.85	4/15/2017
	25,000		-		2.48	4/15/2018
	1,000,000		-		2.48	6/30/2018
	156,250	(1)	343,750	(1)	2.48	8/27/2019
	150,000		-		2.48	8/27/2019
	-		1,459,890	(2)	2.20	6/8/2020

Maria I. Echevarria	-		150,000	(3)	2.20	6/8/2020

(1)	On August 27, 2014, Mr. Mathis was granted an option to acquire 500,000 shares of the Company's common stock, of which 31,250 shares underlying the option vested on November 27, 2014 and 31,250 shares vest every three months thereafter.

(2)	On June 8, 2015, Mr. Mathis was granted an option to acquire 1,459,890 shares of the Company's common stock, of which 364,794 shares underlying the option vest on June 8, 2016, and 91,243 shares vest every three months thereafter.

(3)	On June 8, 2015, Ms. Echevarria was granted an option to acquire 150,000 shares of the Company's common stock, of which 37,500 shares underlying the option vest on June 8, 2016, and 9,375 shares vest every three months thereafter.

Director Compensation

During the fiscal year ended December 31, 2015, our non-employee directors did not receive any compensation for their service on our board.

Summary of the 2008 Equity Incentive Plan

General Plan Information

The 2008 Equity Incentive Plan (the “Plan”) was adopted by the Board of Directors (the “Board”) on August 28, 2008 (“Effective Date”), and approved by a majority of the Company’s stockholders on September 2, 2008. The Plan was subsequently amended with Board consent and majority stockholder consent to increase the aggregate number of shares issuable under the plan from 5,000,000 to 9,000,000, of which 60,564 remain available for issuance as of December 31, 2015. All key employees of the Company, including officers and directors, as well as non-employee directors, consultants and advisors are eligible to receive equity awards under the Plan, which may include incentive stock options, non-qualified stock options, restricted or unrestricted stock, performance awards, loans or supplemental grants. Upon termination of service to the Company, awards are forfeited immediately, or one or six months after termination, depending on the circumstances. The Plan provides for accelerated vesting of unvested outstanding options or restricted stock awards upon a change of control of the Company (a “Change in Control”). Performance awards and supplemental grants which relate only to the passage of time and continued employment terminate six months after the occurrence of a Change in Control. The Board of Directors administers the plan and has the authority to determine the amount, type and terms of awards granted under the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 25, 2016, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children. In addition, the address of each of the persons set forth below (unless otherwise specified) is c/o AWLD, 135 Fifth Avenue, 10th Floor, New York, New York 10010.

Security Ownership of Certain Beneficial Owners and Management

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding as of March 25, 2016(1)
More than 5% Stockholders
The WOW Group, LLC	4,660,656		11.6%
Murdock and Janie Richard (2)	2,789,913		6.9%
Ralph & Mary Rybacki (3)	2,782,348		6.9%

Directors and Named Executive Officers
Scott L. Mathis	7,241,874	(4)	17.1%
Julian H. Beale	795,088	(5)	1.9%
Peter J.L. Lawrence	893,200	(6)	2.2%
Maria I. Echevarria	0	(7)	*
All directors and executive officers as a group:	8,930,162	(8)	20.4%

* Less than one percent

(1)	Based on 40,201,566 shares of our common stock outstanding on March 25, 2016, and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of March 25, 2016.

(2)	Based on information contained on Schedule 13G filed by Murdock Richard on February 6, 2015. The principal business address of Mr. and Mrs. Richard is 5950 Sherry Lane, Suite 210, Dallas, TX 75225.

(3)	Based on information contained on Schedule 13G filed by Ralph and Mary Rybacki on February 11, 2016. The principal business address of Mr, and Mrs. Rybacki is 500 Capital Drive, Lake Zurich, IL 60047.

(4)	Consists of (a) 336,545 shares of common stock owned by Mr. Mathis directly; (b) 4,660,656 shares owned by The WOW Group, LLC, of which Mr. Mathis is a controlling member; (c) 98,399 shares owned by Mr. Mathis’s 401(k) account; (d) warrants to acquire 311,274 shares of common stock, and (e) the right to acquire 1,835,000 shares of common stock subject to the exercise of options.

(5)	Consists of (a) 97,588 shares of common stock owned by Mr. Beale directly; and (b) 697,500 shares of our common stock issuable upon the exercise of stock options.

(6)	Consists of (a) 184,971 shares of our common stock owned by Mr. Lawrence directly; (b) 10,729 shares owned by Mr. Lawrence and his spouse as trustees for the Peter Lawrence 1992 Settlement Trust; and (c) 697,500 shares or our common stock issuable upon the exercise of stock options.

(7)	Ms. Echevarria was appointed Chief Financial Officer, Chief Operating Officer, Secretary and Compliance Officer for the Company effective April 13, 2015. On June 8, 2015 she was awarded options for the purchase 150,000 shares of our common stock, of which 37,500 vest on June 8, 2016, and the remaining shares vest quarterly thereafter.

(8)	Consists of 5,388,888 shares of our common stock, 3,230,000 shares of our common stock issuable upon the exercise of stock options, and 311,274 shares of our common stock issuable upon the exercise of warrants.

The WOW Group, LLC

Scott Mathis is a managing member and holds 56.57% of The WOW Group. Non-managing members include certain DPEC Capital employees, certain former DPEC Capital employees, and certain AWLD shareholders. The WOW Group’s only asset is its 11.8% interest in AWLD as of December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a description of transactions during the last fiscal year in which the transaction involved a material dollar amount and in which any of the Company’s directors, executive officers or holders of more than 5% of AWLD common stock and Series A Preferred on an as- converted basis had or will have a direct or indirect material interest, other than compensation which is described under “Executive Compensation.”

•	Scott Mathis, CEO and Chairman of the Company, loaned the Company $400,000 in April 2011 at 6% interest. The total loan principal and related interest were repaid in full during 2014. Additionally, Mr. Mathis in 2011 and 2012 invested a total of $800,000 in the Company’s offering of convertible promissory notes on the same terms as other investors. During 2014, principal and interest of $373,958 and $207,327 were repaid in cash, and the remaining principal of $426,042 and the related interest were converted into 231,545 shares of Series A Preferred.

•	Ralph Rybacki, an investor and a greater than 5% stockholder, is affiliated with Jomada Imports, a company that imported wines for AWE to the United States through December 31, 2015.

•	Scott Mathis is Chairman and Chief Executive Officer of Hollywood Burger Holdings, Inc. (“HBH”), a private company he founded which is developing Hollywood-themed American fast food restaurants in Argentina and the United States. The Company has an expense sharing agreement with HBH to provide office space and other clerical services. General and administrative expenses were reduced by $126,766 and $172,796 during the years ended on December 31, 2015 and 2014, respectively, as a result of the expense sharing agreement. As of December 31, 2015 and 2014, HBH owes $177,755 and $96,354, respectively, to the Company under such and similar prior agreements.

•	InvestBio, Inc. (“InvestBio”) was a wholly-owned subsidiary of AWLD until it was spun-off to AWLD shareholders, effective September 30, 2010. The owners of more than 5% of InvestBio are Scott Mathis and Ralph Rybacki. The Board of Directors of InvestBio consists of Scott Mathis, Julian Beale, and Peter Lawrence. The Company has an expense sharing agreement with InvestBio to provide office space and other clerical services. General and administrative expenses were reduced by $15,960 and $15,960 during the years ended December 31, 2015 and 2014, respectively as a result of the agreement. InvestBio owed $380,472 and $389,512 to the Company under the expense sharing agreement as of December 31, 2015 and 2014, respectively, of which $376,000 and $289,000, respectively, is deemed unrecoverable and written off.

•	AWLD processes payroll for Hollywood Burger Holdings, Inc. and allocates other expenses according to an Expense Sharing Agreement. Such expenses are recorded through an intercompany account and periodically paid by Hollywood Burger Holdings, Inc. General and administrative expenses were reduced by $39,000 and $53,000 during the years ended December 31, 2015 and 2014, respectively, as a result of the agreement. Hollywood Burger Holding owed $177,755 and $96,354 under the expense sharing agreement as of December 31, 2015 and 2014, respectively.

•	DPEC Capital does pay regular brokerage commissions to its registered representatives according to the standard firm payout schedule, which includes the allocation of earned warrants. During 2015, in connection with the sale of AWLD common stock, the Company issued five-year warrants to its subsidiary DPEC Capital who acted as placement agent, to purchase 342,642 and 16,000 shares of AWLD common stock at an exercise price of $2.00 and $2.50 per share, respectively, including 100,188 warrants valued at $87,965 to Scott Mathis and 38,988 warrants valued at $34,231 to Keith Fasano, each in their capacity as registered representatives. Mr. Mathis and Mr. Fasano also received cash commissions of $173,330 and $56,637, respectively, related to the sale of common stock. Similarly, during 2014, in connection with the sale of Series A Preferred, the Company issued five-year warrants to DPEC Capital for the purchase 299,444 shares of Series A Preferred at an exercise price of $2.30 per share as well as warrants for the purchase of 50,000 shares of the Company’s common stock at an exercise price of $2.00 per share. DPEC Capital, in turn, awarded such warrants to its registered representatives, including 169,082 warrants valued at $162,319 to Scott Mathis and 23,780 warrants valued at $22.829 to Keith Fasano, each in their capacity as registered representatives. Mr. Mathis and Mr. Fasano also received cash commissions of $74,264 and $61,452, respectively, related to the sale of Series A Preferred. The Company recorded $259,901 and $285,147 of stock-based compensation expense for the years ended December 31, 2015 and 2014, respectively, which is recorded within general and administrative expense in the consolidated statements of operations.

Warrants in Affiliates Earned by DPEC Capital

As noted above, DPEC Capital has earned warrants to purchase the shares of certain companies including AWLD affiliates for which DPEC Capital has provided investment banking and advisory services. It is the Company’s policy to distribute part or all of the warrants it earned through serving as placement agent on various private placement offerings for a related but independent entity under common management, to registered representatives or other employees who provided investment banking services. During the fiscal year ended December 31, 2015, DPEC Capital earned warrants to purchase 156,016 shares of common stock in Hollywood Burger Holdings, Inc. in connection with providing investment banking services to Hollywood Burger Holdings, Inc., of which warrants for the purchase of 109,218 shares of common stock in Hollywood Burger Holdings, Inc. were awarded to its registered representatives. The Company recorded $44,801 of stock-based compensation expense for the year ended December 31, 2015 related to the warrants awarded to its registered representatives, which is recorded within general and administrative expense in the consolidated statements of operations. No warrants for the purchase of Hollywood Burger Holdings, Inc. common stock were earned by DPEC Capital during the year ended December 31, 2014

Director Independence

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Marcum, LLP, our independent registered public accounting firm, for the years ended December 31, 2015 and 2014:

	2015	2014

Audit fees (1)	$175,000	$277,500
Audit-related fees	8,000	-
Tax fees	25,200	30,600
	$208,200	$308,100

(1)	Represents fees associated with the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2015 and 2014, and the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q during 2015 and 2014.

Audit Committee Policies and Procedures.

The Board of Directors approved the audit committee charter effective April 15, 2015. The audit committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to the de-minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act. Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the audit committee before the filing of the previous year’s Annual Report on Form 10-K. At the beginning of the fiscal year, the audit committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Each new engagement of Marcum, LLP, has been approved by the Board, and none of those engagements made use of the de-minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10K.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013[1]
3.2	Amended and Restated Bylaws[1]
4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013[1]
4.2	Diversified Private Equity Corp. 2008 Equity Incentive Plan; Amendment No. 1 dated January 18, 2011; and Amendment No. 2 dated September 14, 2012[1]
4.3	Form of Stock Option Certificate Pursuant to the 2008 Stock Option Plan[1]
10.1	Employment Agreement by and between Algodon Wines & Luxury Development Group, Inc. and Scott L. Mathis dated September 28, 2015[5]
10.2	Agreement of Lease between 135 Fifth Avenue LLC and Diversified Biotech Holdings Corp. dated July 1, 2006 and Amendment of Lease between 135 Fifth Avenue LLC and Diversified Private Equity Corp., dated September 1, 2010[1]
10.3	Second Amendment of Lease between 135 Fifth Avenue LLC and Diversified Private Equity Corp., dated July 10, 2015*
10.4	Warrant Agreement between Algodon Global Properties, LLC and DPEC Capital, Inc. dated July 18, 2008; Amendment No. 1 to Warrant Agreement dated April 13, 2009; and Form of Warrant Certificate[1]
10.5

Placement Agent Agreement between Hollywood Burger Holdings, Inc. and DPEC Capital, Inc. dated March 11, 2010; Initial Extension of Placement Agent Agreement dated October 8, 2010; Second Extension of Placement Agent Agreement dated July 8, 2011; Third Extension of Placement Agent Agreement dated September 7, 2011; and Fourth Extension of Placement Agent Agreement dated March 21, 2012[1]

10.6	Fifth Extension of Placement Agent Agreement between Hollywood Burger Holdings, Inc. and DPEC Capital, Inc. dated February 28, 2014*
10.7	Warrant Agreement between Hollywood Burger Holdings, Inc. and DPEC Capital, Inc. dated March 11, 2010; Initial Extension of Warrant Agent Agreement dated October 8, 2010; Second Extension of Warrant Agent Agreement dated March 21, 2012; and Form of Warrant Certificate[1]
10.8	Third Extension of Warrant Agreement between Hollywood Burger Holdings, Inc. and DPEC Capital, Inc. dated February 28, 2014*
10.9	Convertible Note Purchase Agreement dated June 24, 2011; Amendment No. 1 dated September 30, 2011; and Form of Convertible Promissory Note[1]
10.10	Placement Agent Agreement between Algodon Wines & Luxury Development Group, Inc. and DPEC Capital, Inc. dated October 1, 2012[1]
10.11	First Extension of Placement Agent Agreement between Algodon Wines & Luxury Development Group, Inc. and DPEC Capital, Inc., dated June 30, 2013; and Revised Second Extension and First Modification of October 1, 2012 Placement Agent Agreement[2]
10.12	Amended Revised Second Extension and First Modification of the October 1, 2012 Placement Agent Agreement dated as of September 8, 2014[3]
10.13	Warrant Agreement between Algodon Wines & Luxury Development Group, Inc. and DPEC Capital, Inc. dated October 1, 2012 and Form of Warrant Certificate[1]
10.14	Extension of Termination Date of Placement Agent Agreement, dated December 31, 2014; Second Extension of Termination Date of Placement Agent Agreement and Warrant Agreement, dated March 31, 2015; and Third Extension and Second Modification of the October 1, 2012 Placement Agent Agreement, dated as of October 1, 2015*

10.15	Extension of Warrant Agreement, dated July 9, 2014 Second Extension of Warrant Agreement, dated Sept. 8, 2014; and Third Extension of Warrant Agreement, dated October 1, 2015*
10.16	Letter Agreement between Maxim Group, LLC and the Company, dated January 11, 2016*
14.1	Code of Business Conduct and Ethics and Whistleblower Policy[4]
14.2	Audit Committee Charter[4]
21	Subsidiaries of Algodon Wines & Luxury Development Group, Inc.[4]
99.1	Algodon Wine Estates Property Map[1]
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Amendment No. 2 to Form 10 dated August 13, 2014.
3.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Amendment No. 3 to Form 10 dated September 12, 2014.
4.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2015.
5.	Incorporated by reference from the Company’s Quarterly report on Form 10-Q, filed on November 16, 2015.
*	Filed herewith.
**	Furnished, not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

Dated: March 30, 2016	By:	/s/ Scott L. Mathis
Scott L. Mathis
Principal Executive Officer

Dated: March 30, 2016	By:	/s/ Maria I. Echevarria
Maria I. Echevarria
Principal Financial and Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 30, 2016	By:	/s/ Scott L. Mathis
Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: March 30, 2016	By:	/s/ Maria I. Echevarria
Maria I. Echevarria
Chief Financial Officer (principal financial and accounting officer)

Dated: March 30, 2016	By:	/s/ Julian H. Beale
Julian H. Beale
Director

Dated: March 30, 2016	By:	/s/ Peter J.L. Lawrence
Peter J.L. Lawrence
Director

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Algodon Wines & Luxury Development Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Algodon Wines & Luxury Development Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Algodon Wines & Luxury Development Group, Inc. and Subsidiaries, as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

New York, NY

March 30, 2016

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2015	2014
Assets
Current Assets
Cash	$110,645	$442,725
Accounts receivables, net	232,789	292,840
Accounts receivables - related parties, net	333,911	265,111
Advances and loans to registered representatives, net	189,612	208,019
Inventory	1,184,268	1,487,166
Prepaid expenses and other current assets, net	602,800	454,996
Total Current Assets	2,654,025	3,150,857
Property and equipment, net	4,454,969	6,668,504
Prepaid foreign taxes, net	360,015	672,541
Investment - related parties	127,202	294,653
Deposits	61,284	42,269
Total Assets	$7,657,495	$10,828,824

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$585,095	$719,997
Accrued expenses	1,869,808	2,655,791
Deferred revenue	1,384,317	1,229,029
Loans payable	-	100,000
Convertible and non-convertible debt obligations	287,500	337,500
Other liabilities	4,488	5,884
Total Current Liabilities	4,131,208	5,048,201
Other liabilities, non-current portion	399,119	-
Total Liabilities	4,530,327	5,048,201

Commitments and Contingencies

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 per share; 11,000,000 shares authorized; 902,670 shares available for issuance; 0 shares issued and outstanding at December 31, 2015 and 2014, respectively.	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 38,879,333 and 35,745,831 shares issued and 38,874,922 and 35,741,020 shares outstanding as of December 31, 2015 and 2014, respectively.	388,793	357,458
Additional paid-in capital	69,933,147	62,517,913
Accumulated other comprehensive loss	(9,591,274)	(7,770,214)
Accumulated deficit	(57,589,428)	(49,310,464)
Treasury stock, at cost, 4,411 shares at December 31, 2015 and 2014	(14,070)	(14,070)
Total Stockholders' Equity	3,127,168	5,780,623
Total Liabilities and Stockholders' Equity	$7,657,495	$10,828,824

The accompanying notes are an integral part of these consolidated financial statements.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

Sales	$2,008,145	$2,114,912
Cost of sales	(2,225,813)	(2,127,086)
Gross loss	(217,668)	(12,174)
Operating Expenses
Selling and marketing	246,432	335,754
General and administrative	7,270,721	7,910,767
Depreciation and amortization	224,580	279,082
Total operating expenses	7,741,733	8,525,603
Loss from Operations	(7,959,401)	(8,537,777)

Other Expenses
Interest expense, net	319,563	305,524
Loss on extinguishment of convertible debt	-	220,126
Total other expenses	319,563	525,650
Net Loss	(8,278,964)	(9,063,427)
Cumulative preferred stock dividends	-	(672,766)
Net Loss Attributable to Common Stockholders	$(8,278,964)	$(9,736,193)

Net Loss Per Share Attributable to Common Stockholders:
Basic and Diluted	$(0.22)	$(0.34)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	37,681,332	28,697,949

The accompanying notes are an integral part of these consolidated financial statements.

F-4

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	For the Years Ended
	December 31,
	2015	2014

Net Loss	$(8,278,964)	$(9,063,427)
Other Comprehensive Loss
Foreign currency translation adjustments	(1,821,060)	(1,567,513)
Total Comprehensive Loss	$(10,100,024)	$(10,630,940)

The accompanying notes are an integral part of these consolidated financial statements.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

	Series A							Accumulated
	Convertible						Additional	Other		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - December 31, 2013	6,871,363	68,713	23,761,436	237,614	4,411	(14,070)	50,847,039	(6,202,701)	(40,247,037)	$4,689,558
Stock-based compensation:
Common stock issued under 401(k) profit sharing plan	-	-	21,454	215	-	-	48,057	-	-	48,272
Options and warrants	-	-	-	-	-	-	853,169	-	-	853,169
Common stock issued for services	-	-	60,485	605	-	-	135,487	-	-	136,092
Common stock issued for exercised options	-	-	197,726	1,977	-	-	47,982	-	-	49,959
Series A convertible preferred stock issued for cash	2,748,995	27,490	-	-	-	-	6,295,187	-	-	6,322,677
Common stock issued for cash	-	-	1,223,349	12,233	-	-	2,434,464	-	-	2,446,697
Exchange of loans payable and accrued interest for common stock	-	-	384,051	3,841	-	-	764,262	-	-	768,103
Exchange of 12.5 % convertible notes for Series A convertible preferred stock	92,811	928	-	-	-	-	212,537	-	-	213,465
Exchange of 10 % convertible notes for Series A convertible preferred stock	384,161	3,842	-	-	-	-	879,729	-	-	883,571
Conversion of Series A preferred stock into common stock	(10,097,330)	(100,973)	10,097,330	100,973	-	-	-	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(9,063,427)	(9,063,427)
Other comprehensive loss	-	-	-	-	-	-	-	(1,567,513)	-	(1,567,513)
Balance -December 31, 2014	-	-	35,745,831	357,458	4,411	(14,070)	62,517,913	(7,770,214)	(49,310,464)	5,780,623
Stock-based compensation:
Common stock issued under 401(k) profit sharing plan	-	-	36,700	367	-	-	73,033	-	-	73,400
Options and warrants	-	-	-	-	-	-	1,042,135	-	-	1,042,135
Common stock issued for cash	-	-	3,096,802	30,968	-	-	6,300,066	-	-	6,331,034
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(8,278,964)	(8,278,964)
Other comprehensive loss	-	-	-	-	-	-	-	(1,821,060)	-	(1,821,060)
Balance -December 31, 2015	-	$-	38,879,333	$388,793	4,411	$(14,070)	$69,933,147	$(9,591,274)	$(57,589,428)	$3,127,168

The accompanying notes are an integral part of these consolidated financial statements.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(8,278,964)	$(9,063,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,118,884	926,202
Net realized & unrealized investment losses	167,451	23,542
Depreciation and amortization	224,580	279,082
Provision for uncollectable assets	(49,073)	90,232
Write-off of inventory	193,146	-
Prepaid compensation amortization	19,121	13,000
Loss on extinguishment of convertible debt	-	220,126
Decrease (increase) in assets:
Accounts receivable	(206,755)	(77,775)
Inventory	(284,924)	(355,612)
Deposits	(19,266)	(906)
Prepaid expenses and other current assets	(154,192)	(279,787)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(558,249)	875,878
Deferred revenue	731,991	303,070
Other liabilities	558,542	(5,797)
Total Adjustments	1,741,256	2,011,255
Net Cash Used in Operating Activities	(6,537,708)	(7,052,172)
Cash Used in Investing Activities
Purchase of property and equipment	(470,442)	(653,995)
Net Cash Used in Investing Activities	(470,442)	(653,995)
Cash Provided by Financing Activities
Proceeds from issuance of promissory notes	-	325,000
Repayments of promissory notes	(100,000)	(331,019)
Repayments of convertible debt obligations	(50,000)	(729,022)
Proceeds from common stock offering	6,331,034	2,446,697
Proceeds from preferred stock offering	-	5,532,877
Proceeds from the exercise of stock options	-	49,959
Net Cash Provided by Financing Activities	6,181,034	7,294,492
Effect of Exchange Rate Changes on Cash	495,036	646,982
Net (Decrease) Increase in Cash	(332,080)	235,307
Cash - Beginning of Year	442,725	207,418
Cash - End of Year	$110,645	$442,725

The accompanying notes are an integral part of these consolidated financial statements.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2015	2014

Supplemental Disclosures of Cash Flow Information:
Interest paid	$248,567	$471,103
Income taxes paid	$25,049	$66,846

Non-Cash Investing and Financing Activity
Issuance of preferred stock previously subscribed	$-	$789,800
Debt and interest converted to equity	$-	$1,645,012
Preferred stock converted into common stock	$-	$100,973
Common stock issued to settle operational expenses	$-	$136,092
Accrued stock based compensation converted to equity	$73,400	$48,272

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses of $8,278,964 and $9,063,427 during the years ended December 31, 2015 and 2014, respectively. Cash used in operating activities was $6,537,708 and $7,052,172 for the years ended December 31, 2015 and 2014, respectively. Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS, continued

The Company needs to raise additional capital in order to expand its business objectives. The Company funded its operations for the years ended December 31, 2015 and 2014, primarily through the sale of common stock for net proceeds of $6,331,034 and $2,446,697, respectively, and during the year ended December 31, 2014, the Company sold preferred stock for net proceeds of $5,532,877 and received $49,959 proceeds from the exercise of stock options. (See Note 16 – Stockholders’ Equity). During the years ended December 31, 2015 and 2014, the Company repaid convertible promissory notes of $50,000 and $729,022, respectively (see Note 11 – Convertible Debt Obligations), and notes payable of $100,000 and $331,019, respectively.

The Company presently has enough cash on hand to sustain its operations on a month to month basis. Historically, the Company has been successful in raising funds to support its capital needs. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. Further, there is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of Algodon Wines & Luxury Development Group, Inc. and the Company’s consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, the Company must make estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company include the valuation of equity instruments, the useful lives of property and equipment and reserves associated with the realizability of certain assets.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar, Argentine Peso and British Pound). There has been a steady devaluation of the Argentine Peso relative to the United States Dollar in recent years. Assets and liabilities are translated into U.S. dollars at the balance sheet date (12.9441 and 8.5411 at December 31, 2015 and 2014, respectively), and revenue and expense accounts are translated at a weighted average exchange rate for the year then ended (9.2495 and 8.1095 for the years ended December 31, 2015 and 2014, respectively).

Resulting translation adjustments are made directly to accumulated other comprehensive income. Losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of $360,170 and $223,904 for the years ended December 31, 2015 and 2014, respectively, are recognized in operating results in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The official cumulative inflation rate for Argentina over the last three years approximated 64%, although the International Monetary Fund has concerns regarding the accuracy of the official data.

Accounts Receivable

Accounts receivable primarily represent receivables from hotel guests who occupy rooms and wine sales to commercial customers. The Company provides an allowance for doubtful accounts when it determines that it is more likely than not a specific account will not be collected. The allowance for doubtful accounts was $5,882 and $10,530 as of December 31, 2015 and 2014, respectively. Bad debt expense for the years ended December 31, 2015 and 2014 was $93,755 and $41,299, respectively. Write-offs of accounts receivable for the years ended December 31, 2015 and 2014 were $10,347 and $21,424, respectively.

Inventory

Inventories are comprised primarily of vineyard in process, wine in process, finished wine, plus food and beverage items and are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the creation of products for resale, are recorded as inventory. Vineyard in process represents the monthly capitalization of farming expenses (including farming labor costs, usage of farming supplies and depreciation of the vineyard and farming equipment) associated with the growing of grape, olive and other fruits during the farming year which culminates with the February/March harvest. Wine in process represents the capitalization of costs during the winemaking process (including the transfer of grape costs from vineyard in process, winemaking labor costs and depreciation of winemaking fixed assets, including tanks, barrels, equipment, tools and the winemaking building). Finished wines represents wine available for sale and includes the transfer of costs from wine in process once the wine is bottled and labeled. Other inventory consists of olives, other fruits, golf equipment and restaurant food.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Inventory, continued

In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. During 2015, the Company recorded a write-down in the value of work-in-process inventory of $193,146 as a result of two hailstorms that occurred during the year. Inventory write-downs during 2014 were negligible.

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

Stock-based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on financial reporting dates and vesting dates until the service period is complete. The fair value amount of the shares expected to ultimately vest is then recognized over the period for which services are required to be provided in exchange for the award, usually the vesting period. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period that the estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $45,055 and $135,098 at December 31, 2015 and 2014, respectively.

Foreign Operations

The following summarizes key financial metrics associated with the Company’s foreign operations (these financial metrics are immaterial for the Company’s operations in the United Kingdom):

	For The Years Ended December 31,
	2015	2014
Assets- Argentina	$6,254,631	$9,307,515
Assets- U.S.	1,402,864	1,521,309
Assets- Total	$7,657,495	$10,828,824

Liabilities- Argentina	$2,222,456	$2,809,734
Liabilities- U.S.	2,307,871	2,238,467
Liabilities- Total	$4,530,327	$5,048,201

	For The Years Ended December 31,
	2015	2014
Revenues- Argentina	$1,842,356	$2,050,966
Revenues- U.S.	165,789	63,946
Revenues- Total	$2,008,145	$2,114,912

Net Loss- Argentina	$2,434,321	$2,574,787
Net Loss- U.S.	5,844,643	6,488,640
Net Loss- Total	$8,278,964	$9,063,427

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

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, the Company performs an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. There were no impairments of long-lived assets for the years ended December 31, 2015 and 2014.

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

The Company operates within a single operating segment, because all of its operations are in support of the Company’s branding strategy and its associated real estate development initiatives. However, the Company does track revenues associated with its different products and services, as follows:

	For The Years Ended December 31,
	2015	2014
Hotel rooms and events	$851,389	$904,323
Restaurants	519,255	595,284
Winemaking	372,035	438,082
Agricultural	13,336	80,529
Broker-dealer	135,476	(18,606)
Golf, tennis and other	116,654	115,300
Total revenues	$2,008,145	$2,114,912

For the years ended December 31, 2015 and 2014, the Company recorded unrealized losses on affiliate warrants of $184,530 and $23,542, respectively, which is included in broker-dealer revenues above.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2015	2014

Options	8,939,436	7,806,836
Warrants	1,382,186	1,069,674
Convertible instruments	-	297,805
Total potentially dilutive shares	10,321,622	9,174,315

Prepaid Compensation

Loans are given to certain registered representatives of CAP as an incentive for their affiliation with the Company. The registered representatives sign an agreement with CAP which specifies that portions of the loan will be forgiven on specific dates over a specified term, typically up to a five-year period. The loan is then amortized on a straight-line basis, which is included in general and administrative expenses in the accompanying statements of operations. In the event a registered representative’s affiliation with the Company terminates prior to the fulfillment of their contract, the registered representative is required to repay the unforgiven balance and the related accrued interest (rates up to 3% currently). The Company considers establishing an allowance for uncollectible amounts to reflect the amount of loss that can be reasonably estimated by management. Determination of the estimated amount of uncollectible loans includes consideration of the amount of credit extended, the affiliation status and the length of time each receivable has been outstanding, as it relates to each individual registered representative. As of December 31, 2015 and 2014, the Company had $234,490 and $9,000 of unforgiven principal balances with active registered representatives and $1,750 and $2,000 of accumulated amortization, respectively, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Advances and Loans to Registered Representatives

Advances and loans to registered representatives of the Company’s subsidiary CAP represent short-term loans to registered representatives of the Company. The Company has the right to recover such advances from other monies owed to the registered representatives in the ordinary course of business. The determination of the uncollectible accounts is based on the amount of credit extended, the length of time each receivable has been outstanding and future compensation prospects, as it relates to each individual registered representative. The allowance for uncollectible amounts reflects the amount of loss that can be reasonably estimated by management and is included as part of general and administrative expenses in the accompanying statements of operations. As of December 31, 2015 and 2014, the Company has reserved approximately $118,000 and $118,000 for any potential non-collection, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2015 and 2014 was $92,050 and $153,696, respectively.

Reclassifications

 Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year, which is fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements or disclosures.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

New Accounting Pronouncements, continued

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target could be Achieved after the Requisite Service Period," ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, "Compensation - Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the consolidated financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial statement or its disclosures.

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

In November 2015, FASB issued ASU No. 2015-17, “Income Tax (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The adoption of ASU 2015-17 is not expected to have a material impact on the Company’s consolidated financial statement or its disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact that the provisions of ASU 2016-02 will have on the Company’s financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations.” This Update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. The Update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The adoption of ASU 2016-8 is not expected to have a material impact on the Company’s consolidated financial statement or its disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	INVENTORY

Inventory at December 31, 2015 and 2014 is comprised of the following:

	December 31,
	2015	2014
Vineyard in Process	$180,582	$247,234
Wine in Process	826,851	990,923
Finished Wine	104,159	118,869
Other	72,676	130,140
Total	$1,184,268	$1,487,166

5.	NET CAPITAL REQUIREMENTS

The Company’s subsidiary, CAP, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. This requires that CAP maintain minimum net capital of $5,000 and requires that the ratio of aggregate indebtedness, as defined, to net capital, shall not exceed 15 to 1.

As of December 31, 2015 and 2014, CAP’s net capital exceeded the requirement by $32,078 and $12,860, respectively.

The Company had a percentage of aggregate indebtedness to net capital of approximately 96% and 432% as of December 31, 2015 and 2014, respectively.

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

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2015	2014
Buildings	$3,305,715	$4,720,507
Real estate development	939,551	1,238,461
Land	481,431	729,612
Furniture and fixtures	508,642	709,775
Vineyards	442,707	670,925
Machinery and equipment	562,551	827,205
Leasehold improvements	164,375	164,375
Computer hardware and software	82,043	97,506
	6,487,015	9,158,366

Less: Accumulated depreciation and amortization	(2,032,046)	(2,489,862)
Property and equipment, net	$4,454,969	$6,668,504

Depreciation and amortization of property and equipment was $393,717 and $466,592 for the years ended December 31, 2015 and 2014, respectively, of which $224,580 and $279,082 was recorded as expense in the accompanying statement of operations, and $169,137 and $187,510 was capitalized to inventory, respectively. Most of our property and equipment is located in Argentina and the gross cost being depreciated declined year-over-year due to the devaluation of the Argentine peso relative to the United States dollar.

7.	PREPAID FOREIGN TAXES

Prepaid foreign taxes, net, of $360,015 and $672,541 at December 31, 2015 and 2014, respectively, consists primarily of prepaid VAT. VAT credits are recovered, through VAT collections on subsequent sales of products by the Company. Prepaid VAT tax credits do not expire. Management considers the historical and projected revenues, expenses and capital expenditures in making this assessment.

In assessing the realization of the prepaid foreign taxes, management considers whether it is more likely than not that some portion or all of the prepaid foreign taxes will not be realized. Based on this assessment, management has recorded a valuation allowance related to prepaid foreign taxes of $457,447 and $602,375 as of December 31, 2015 and 2014, respectively.

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

Investments – Related Parties at Fair Value:

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$127,202	$127,202

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$294,653	$294,653

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

A reconciliation of Level 3 assets is as follows:

Warrants

Balance - December 31, 2013	$318,195
Received	-
Allocated to employees as compensation	-
Unrealized loss	(23,542)
Balance - December 31, 2014	294,653
Received	63,997
Allocated to employees as compensation	(44,800)
Unrealized loss	(186,648)
Balance - December 31, 2015	$127,202

Accumulated unrealized loss related to investments at fair value at December 31, 2015	$(33,058)

It is the Company’s policy to distribute part or all of the warrants CAP earns through serving as placement agent on various private placement offerings for a related but independent entity under common management, to registered representatives or other employees who provided investment banking services. The total compensation expense (fair value) recorded related to these distributed warrants is $44,800 and $0 for the years ended December 31, 2015 and 2014, respectively, and is classified as general and administrative expense in the consolidated statements of operations. Warrants retained by the Company’s broker-dealer subsidiary are marked to market at each reporting date using the Black-Scholes option pricing model.

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

The Company’s financial instruments include cash, accounts receivable, advances and loans to registered representatives, accounts payable, accrued expenses, other liabilities, loans payable and convertible debt obligations. The carrying value of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.	ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	December 31,
	2015	2014
Accrued compensation and payroll taxes	$1,400,498	$2,003,866
Accrued taxes payable	97,428	186,559
Accrued interest	255,497	321,729
Other accrued expenses	116,385	143,637
Accrued expenses, current	1,869,808	2,655,791
Accrued payroll tax obligations, non-current	399,119	-
Total accrued expenses	$2,268,927	$2,655,791

During May 2015, the Company entered into a payment plan, under which it agreed to pay its Argentine payroll tax obligations over a period of 36 months. The current portion of payments due under the plan is $172,471 included in accrued compensation and payroll taxes above. The non-current portion of accrued expenses represents payments under the plan that are scheduled to be paid after twelve months.

10.	DEFFERED REVENUES

Deferred revenues are comprised of the following:

	December 31,
	2015	2014
Real estate lot sales deposits	$1,175,990	$1,174,339
Other	208,327	54,690
Total	$1,384,317	$1,229,029

The Company accepts deposits in conjunction with agreements to sell real estate building lots at Algodon Wine Estates in the Mendoza wine region of Argentina. These lot sale deposits are generally denominated is US dollars. As of December 31, 2015 and 2014, the Company had executed agreements to sell real estate building lots for aggregate proceeds of $2,924,983 and $2,667,383, respectively. Sixteen lots have been sold, and two additional lots are currently in advanced negotiations. The Company expects to close on the sale of twelve lots and record the deeds during 2016. To date, no deeds have been issued.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	CONVERTIBLE AND NON-CONVERTIBLE DEBT OBLIGATIONS

The Company’s debt obligations consist of the following:

	December 31,
	2015			2014
	Principal	Interest (1)	Total	Principal	Interest (1)	Total

8% Convertible Notes	$237,500	$220,884	$458,384	$287,500	$188,988	$476,488
12.5% Convertible Notes	50,000	34,613	84,613	50,000	25,433	75,433
Total	$287,500	$255,497	$542,997	$337,500	$214,421	$551,921

[1] Accrued interest is included as a component of accrued expenses on the consolidated balance sheets.

8% Convertible Notes

During an offering that ended on September 30, 2010, IPG issued convertible notes with an interest rate of 8% and an amended maturity date of March 31, 2011 (the “8% Notes”). During the years ended December 31, 2015 and 2014, principal of $50,000 and $221,750, respectively, and accrued interest of $0 and $50,892, respectively, were repaid in cash. As of December 31, 2015 and 2014, principal of $237,500 and $287,500, respectively, and accrued interest of $220,884 and $188,988, respectively, remained outstanding. The notes matured on March 31, 2011 and are no longer convertible. Interest continues to accrue based on the interest rate stated above.

12.5% Convertible Notes

During an offering that ended on October 31, 2011, AWLD issued convertible notes with an interest rate of 12.5% and an amended maturity date of August 29, 2012 (the “12.5% Notes”). During 2014, pursuant to certain limited time offers, holders elected to exchange principal and interest of $86,500 and $51,319 into 92,811 shares of Series A Convertible Preferred Stock (“Series A Preferred”). The fair value of the equity securities issued exceeded the value of the extinguished debt by $75,644, which was recorded as a loss on extinguishment. During the years ended December 31, 2015 and 2014, principal of $0 and $4,000, respectively, was repaid in cash. As of December 31, 2015 and 2014, principal of $50,000 and $50,000, respectively and accrued interest of $34,613 and $25,433, respectively, remained outstanding. The notes matured on August 29, 2012 and, are no longer convertible. Interest continues to accrue based on the interest rate stated above.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	CONVERTIBLE AND NON-CONVERTIBLE DEBT OBLIGATIONS, continued

10% Convertible Notes

During an offering that ended on June 15, 2012, AWLD issued convertible notes with an interest rate of 10% and an amended maturity date of August 29, 2012 (the “10% Notes”). During the year ended December 31, 2014, principal and interest of $503,272 and $292,366, respectively, was repaid in cash. In addition, during 2014, holders elected to exchange principal and interest of $726,381 and $12,708 for 384,161 shares of Series A Preferred pursuant to certain limited time offers. The fair value of the equity securities issued exceeded the value of the extinguished debt by $144,482, which was recorded as a loss on extinguishment. See Note 14 – Related Party Transactions for details associated with the related party components of the above. As of December 31, 2014 there were no principal or interest balances that remained outstanding related to the 10% Notes.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12.	LOANS PAYABLE

As of December 31, 2013, the Company had loans payable to independent lenders of $458,480. On April 25, 2014, principal and related accrued interest of $450,000 and $88,987, respectively, were converted into 269,492 shares of the Company’s common stock. See Note 14 – Related Party Transactions for details associated with loans payable to related parties that were repaid during 2014.

On January 7, 2014, the Company issued a note payable in the amount of $100,000 to an independent lender. The note and related accrued interest of $2,438 were exchanged for 51,220 shares of the Company’s common stock on April 16, 2014.

On July 24, 2014, the Company issued a note payable in the amount of $125,000 to an independent lender. The note and related accrued interest of $1,678 were exchanged for 63,339 shares of the Company’s common stock on September 11, 2014.

On March 7, 2014, the Company issued a note payable in the amount of $100,000 to a single independent lender. The note bore interest at 8% per annum and was payable on demand at any time after March 6, 2015. On April 21, 2015, the Company repaid the principal of $100,000 and the related accrued interest of $11,233.

13.	INCOME TAXES

The Company files tax returns in United States (“U.S.”) Federal, state and local jurisdictions, plus Argentina and the United Kingdom (“U.K.”).

United States and international components of income before income taxes were as follows:

	For The Years Ended
	December 31,
	2015	2014
United States	$(5,837,026)	$(6,468,460)
International	(2,441,938)	(2,594,967)
Income (loss) before income taxes	$(8,278,964)	$(9,063,427)

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.	INCOME TAXES, continued

The income tax provision (benefit) consisted of the following:

	For The Years Ended
	December 31,
	2015	2014
Federal
Current	$-	$-
Deferred	(1,849,290)	(2,648,686)

State and local
Current	-	-
Deferred	(571,104)	(817,977)

Foreign
Current	-	-
Deferred	135,468	73,697

	(2,284,926)	(3,392,966)
Change in valuation allowance	2,284,926	3,392,966
Income tax provision (benefit)	$-	$-

For the years ended December 31, 2015 and December 31, 2014, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For The Years Ended
	December 31,
	2015	2014
U.S. federal statutory rate	(34.0%)	(34.0%)
State taxes, net of federal benefit	(6.9%)	(9.0%)
Permanent differences	2.8%	2.1%
Write-off of deferred tax asset	2.3%	3.0%
Foreign minimum presumed income tax credit	1.6%	0.8%
Foreign rate differential	1.3%	1.1%
Other	5.3%	(1.4%)
Change in valuation allowance	27.6%	37.4%

Income tax provision (benefit)	0.0%	0.0%

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.	INCOME TAXES, continued

As of December 31, 2015 and December 31, 2014, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	December 31,
	2015	2014

Net operating loss	$18,480,962	$16,134,419
Stock based compensation	1,678,231	1,716,612
Argentine tax credits	455,436	590,904
Accruals and other	563,390	592,447
Receivable allowances	247,811	211,296
Total deferred tax assets	21,425,830	19,245,678
Valuation allowance	(21,369,226)	(19,084,300)
Deferred tax assets, net of valuation allowance	56,604	161,378
Excess of book over tax basis of warrants	(56,604)	(161,378)
Net deferred tax assets	$-	$-

As of December 31, 2015 and December 31, 2014, the Company had approximately $40,875,000 and $35,825,000 of gross U.S. net operating loss (“NOL”) carryovers which may be carried forward for 20 years and begin to expire in 2019.  These NOL carryovers are subject to annual limitations under Section 382 of the U.S. Internal Revenue Code when there is a greater than 50% ownership change, as determined under the regulations.  Based on our analysis, there was a change of control on or about June 30, 2012 and we have determined that, due to the annual limitations under Section 382, approximately $7,566,000 of NOLs will expire unused and are not included in available NOLs stated above.  Therefore, we have reduced the related deferred tax asset for U.S. NOL carryovers by approximately $3,367,000 from June 30, 2012 forward. The Company’s U.S. NOL’s generated through the date of the ownership change on June 30, 2012 are subject to an annual limitation of approximately $1,004,000.

As of December 31, 2015 and December 31, 2014, the Company had approximately $440,000 and $432,000 of gross U.K. NOL carryovers which do not expire. Finally, as of December 31, 2015 and December 31, 2014, the Company had approximately $455,000 and $591,000 of Argentine tax credits which may be carried forward 10 years and begin to expire in 2015.

Foreign earnings are assumed to be permanently reinvested. U.S. federal income taxes have not been provided on undistributed earnings of our foreign subsidiary.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.	INCOME TAXES, continued

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment.  Based on this assessment, management has established a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized.  The valuation allowance for the years ended December 31, 2015 and 2014 increased by approximately $2,393,000 and $3,393,000, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2015 and 2014. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company has U.S. tax returns subject to examination by tax authorities beginning with those filed for the year ended December 31, 2012. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

14.	RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties of $333,911 and $265,111 at December 31, 2015 and 2014, respectively, represents the net realizable value of advances made to related, but independent, entities under common management.

See Note 8 – Investments and Fair Value of Financial Instruments, for a discussion of the Company’s investment in warrants of a related, but independent, entity.

Liabilities

The CEO and Chairman of the Company (the “CEO”) periodically advanced funds to the Company and he was repaid when the Company was able to do so. During 2014, the outstanding loan principal and related accrued interest of $331,019 and $60,983, respectively, were repaid in full.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14.	RELATED PARTY TRANSACTIONS, continued

Liabilities, continued

Additionally, in 2011 and 2012 the CEO invested a total $800,000 in the Company’s offering of convertible promissory notes on the same terms as other investors, earning a 10% interest rate. During 2014, principal and accrued interest of $373,958 and $207,327 was repaid in cash, and the remaining principal of $426,042 and the related accrued interest of $37,048 were converted into 231,545 shares of Series A Preferred.

Revenues

For the years ended December 31, 2015 and 2014, CAP recorded $315,102 and $0 of private equity and venture capital fees arising from private placement transactions on behalf of a related entity under common management. Of the 2015 amounts, $251,556 represents cash fees and $63,546 represents fees in the form of warrants, which were recorded at fair value as of the grant date using the Black- Scholes option pricing model.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related entity, of which AWLD’s CEO is Chairman and Chief Executive Officer, and AWLD’s CFO is an executive officer, to share expenses such as office space, support staff and other operating expenses. The agreement was amended on January 1, 2015 to update for current use of personnel, office space, professional services and material. General and administrative expenses were reduced by $126,766 and $172,796 during the years ended December 31, 2015 and 2014, respectively as a result of the agreement. The entity owed $177,755 and $96,354, respectively, as of December 31, 2015 and 2014, under such and similar prior agreements.

The Company has an expense sharing agreement with a related entity to share expenses such as office space and other clerical services. The owners of more than 5% of that entity include (i) AWLD’s chairman, and (ii) a more than 5% owner of AWLD. General and administrative expenses were reduced by $15,960 and $15,960 during the years ended December 31, 2015 and 2014, respectively as a result of the agreement. The entity owed $380,472 and $389,512 to the Company under the expense sharing agreement as of December 31, 2015 and 2014, respectively, of which $376,000 and $289,000, respectively, is deemed unrecoverable and written off.

Other Relationships

An investor and a greater than 5% stockholder of the Company is affiliated with the Company that imported wines for AWE to the United States through December 31, 2015.

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

A participant is always fully vested in their account, including the Company’s contribution. For the years ended December 31, 2015 and 2014, the Company recorded a charge associated with its contribution of approximately $77,000 and $73,000, respectively. This charge has been included as a component of general and administrative expenses in the accompanying consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $2.00 and $2.30 per share during 2015 and 2014, respectively.)

16.	STOCKHOLDERS’ EQUITY

Authorized Shares

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue up to 80,000,000 shares of common stock, $0.01 par value per share. As of December 31, 2015 and 2014, there were 38,879,333 and 35,745,831 shares of common stock issued, and 38,874,922 and 35,741,420 shares outstanding, respectively.

The Company is authorized to issue up to 11,000,000 shares of Series A Preferred, $0.01 par value per share, of which 902,670 shares are available for issuance as of December 31, 2015. As of December 31, 2015 and 2014, there were no shares of preferred stock outstanding.

Application for Quotation on OTC Bulletin Board

On January 20, 2016 FINRA cleared the Company’s request to submit quotations on the OTC Bulletin Board and in OTC Link. In addition, the Company submitted its application for quotation on the OTCQB marketplace and was approved on March 7, 2016.

Convertible Preferred Stock

During the year ended December 31, 2014, the Company issued 2,748,995 shares of Series A Preferred to accredited investors in a private placement transaction for gross proceeds of $6,322,677.

On July 14, 2014, the Company’s Registration Statement on Form 10 filed with the SEC on May 14, 2014, as amended on July 3, 2014 and August 13, 2014, September 12, 2014, October 23, 2014 and December 12, 2014, became effective with the result that the Company became subject to the reporting requirements under Section 13 of the Securities Exchange Act of 1934. As a result, the 10,097,330 outstanding shares of Series A Preferred were automatically converted into 10,097,330 aggregate shares of common stock. As a result of the conversion, the investors were no longer eligible for dividend payments, and all liquidation preferences were extinguished.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY, continued

Common Stock

In January 2014, the Company issued 10,485 shares of common stock to settle certain accounts payable for $23,591 or an average of $2.25 per share of common stock.

In February 2014, the Company issued 166,305 shares of common stock to settle cashless exercised options for the purchase of 566,946 shares of common stock at an exercise price of $1.59 per share and issued 31,421 shares of common stock to settle an exercised option for the aggregate purchase price of $49,959 or $1.59 per share of common stock.

In March 2014, the Company issued 21,454 shares of common stock at $2.25 per share to settle its 2013 obligation (an aggregate of $48,272 representing the combination of employee contributions and Company matching contributions) to the Company’s 401(k) profit-sharing plan.

In April 2014, the Company engaged a financial advisor for a six month term (subject to immediate termination by either party) for consideration comprised of a $15,000 cash fee and the issuance of 50,000 shares of common stock, valued at $2.25 per share or $112,501.

During 2014, the Company issued 1,223,349 shares of its common stock at $2.00 per share for cash proceeds of $2,446,697.

See Note 12 – Loans Payable for details associated with the 2014 exchange of loans payable and the related accrued interest into common stock.

See Note 16 – Stockholders’ Equity – Convertible Preferred Stock for details associated with the 2014 conversion of Series A Preferred into common stock.

On June 30, 2015, the Company issued 36,700 shares of common stock at $2.00 per share to settle its 2014 obligation, (an aggregate of $73,400 representing the combination of employee contributions and Company matching contributions), to the Company’s 401(k) profit-sharing plan.

During 2015, the Company issued 2,821,942 shares of common stock at $2.00 per share for cash proceeds of $5,643,884, and issued 274,860 shares of common stock at $2.50 per share for cash proceeds at $687,150.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.      STOCKHOLDERS’ EQUITY, continued

Accumulated Other Comprehensive Loss

For the years ended December 31, 2015 and 2014, the Company recorded $1,821,060 and $1,567,513, respectively, of foreign currency translation adjustments as accumulated other comprehensive loss.

Warrants

During 2014, in connection with the sale of Series A Preferred, the Company issued five-year warrants to its subsidiary CAP, who acted as placement agent, to purchase 299,444 shares of Series A Preferred at an exercise price of $2.30 per share as well as warrants for the purchase of 50,000 shares of the Company’s common stock at an exercise price of $2.00 per share. CAP, in turn, awarded such warrants to its registered representatives and recorded $285,147 of stock-based compensation expense for the year ended December 31, 2014 within general and administrative expense in the consolidated statements of operations.

During 2015, in connection with the sale of its common stock, the Company issued five-year warrants to CAP, who acted as a placement agent, to purchase 342,642 shares of the Company’s common stock at $2.00 per share, and 16,000 shares of the Company’s common stock at $2.50 per share. CAP, in turn, awarded such warrants to its registered representatives and recorded $259,901 of stock-based compensation expense for the year ended December 31, 2015 within general and administrative expense of the consolidated statement of operations.

A summary of warrants activity during the years ended December 31, 2015 and 2014 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2013	899,156	$2.54
Issued	349,444	2.26
Exercised	-	-
Cancelled	(178,926)	3.70
Outstanding, December 31, 2014	1,069,674	2.26
Issued	358,642	2.00
Exercised	-	-
Cancelled	(46,130)	1.59
Outstanding, December 31, 2015	1,382,186	$2.10	3.15	$391,030

Exercisable, December 31, 2015	1,382,186	$2.10	3.15	$391,030

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY, continued

Warrants, continued

A summary of outstanding and exercisable warrants as of December 31, 2015 is presented below:

Warrants Oustanding			Warrants Exercisable
Exercise Price	Exercisable Info	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Exercisable Number of Warrants
$2.00	Common Stock	392,642	4.5	392,642
$2.30	Preferred Stock	973,544	5.0	973,544
$2.50	Common Stock	16,000	2.6	16,000
	Total	1,382,186		1,382,186

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

Stock Options

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. There is currently no public trading market for the shares of AWLD common stock underlying the Company’s 2001 Plan and 2008 Plan. Accordingly, the fair value of the AWLD common stock was estimated by management based on observations of the cash sales prices of AWLD equity securities. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted to consultants represents the contractual term, whereas the expected term of options granted to employees and directors was estimated based upon the “simplified” method for “plain-vanilla” options. Given that the Company’s shares are not publicly traded, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options. The Company estimated forfeitures related to options at an annual rate of 5% for options outstanding at December 31, 2015.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY, continued

Stock Options, continued

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

On June 15, 2015, the Company granted five-year options to purchase an aggregate of 2,211,890 shares of common stock to employees, officers, directors and consultants of the Company, pursuant to the 2008 Plan. Options to purchase an aggregate of 2,201,890 shares had an exercise price of $2.20 per share and an option to purchase 10,000 shares of common stock had an exercise price of $3.30 per share. The options vest over a four year period with one-fourth vesting on June 8, 2016 and the remainder vesting quarterly thereafter. The options had an aggregate grant date value of $1,409,900, of which, options granted to employees, officers and directors had an aggregate grant date fair value of $1,251,384, which will be recognized ratably over the vesting period, while options granted to consultants had an aggregate grant date value of $158,516, which will be re-measured on financial reporting dates and vesting dates until the service period is complete.

In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For The Years Ended December 31,
	2015	2014
Risk free interest rate	1.06% - 1.10%	0.25% - 1.14%
Expected term (years)	2.53 - 3.59	1.01 - 3.54
Expected volatility	45.9% - 46.1%	46.1% - 46.4%
Expected dividends	0%	0%
Forfeiture rate	5.0%	5.0%

The weighted average grant date fair value per share of options granted during the years ended December 31, 2015 and 2014 was $0.64 and $0.56, respectively.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY, continued

Stock Options, continued

During April 2015, in connection with certain employee separation agreements, the Company modified options to purchase an aggregate of 132,671 shares of common stock such that (a) previously vested options to purchase 68,671 shares of common stock will remain outstanding and exercisable until their original expiration dates notwithstanding the termination and (b) an unvested option to purchase 64,000 shares of common stock will become vested immediately and will remain outstanding and exercisable until its original expiration date notwithstanding the termination. During the year ended December 31, 2015, the Company recorded incremental stock-based compensation expense of $40,300 in connection with the modification of the options.

During the years ended December 31, 2015 and 2014, the Company recorded stock-based compensation expense of $782,234 and $568,022, respectively, related to stock option grants, which is reflected as general and administrative expenses in the consolidated statements of operations. As of December 31, 2015, there was $1,970,981 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 3.2 years, of which $399,333 of unrecognized expense is subject to non-employee mark-to-market adjustments.

A summary of options activity during the years ended December 31, 2015 and 2014 is presented below:

	Number of Options	Weighted Average Exercise Price Warrants	Weighted Average Exercise Price Warrants	Intrinsic Value
Outstanding, December 31, 2013	7,136,236	$2.85
Granted	2,649,000	2.48
Exercised	(598,367)	1.59
Cancelled	(784,965)	2.67
Forfeited	(595,068)	2.79
Outstanding, December 31, 2014	7,806,836	2.85
Granted	2,211,890	2.20
Exercised	-	-
Cancelled	(643,836)	2.95
Forfeited	(435,454)	2.51
Outstanding, December 31, 2015	8,939,436	$2.70	2.9	$754,890

Exercisable, December 31, 2015	5,432,487	$2.95	2.0	$71,221

The following table presents information related to stock options as of December 31, 2015:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$2.20	2,191,890	-	-
2.48	4,866,125	2.8	3,561,066
3.30	10,000	-	-
3.50	25,000	2.5	25,000
3.85	1,846,421	0.5	1,846,421
	8,939,436	2.0	5,432,487

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

17.	COMMITMENTS AND CONTINGENCIES

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

Under applicable FINRA rules, the finding that Mr. Mathis acted willfully subjected him to a “statutory disqualification” which would have prevented him from working in the securities industry. In accordance with FINRA rules, Mr. Mathis filed Form MC-400 with FINRA in September 2012, requesting that he be permitted to continue to work in the securities industry and in October 2014, FINRA’s Member Regulation Department recommended approval of the MC-400 application. On April 30, 2015, FINRA’s National Adjudicatory Council (NAC) agreed with the recommendation of Member Regulation and further approved the application so that Mr. Mathis can continue to work in the securities industry. At the time that FINRA provided notice of the NAC’s approval, it informed CAP that such approval would become effective at such time that the Securities and Exchange Commission issued an acknowledgement letter. On August 20, 2015, the Securities and Exchange Commission issued an acknowledgement letter to FINRA and as a result, the approval of Mr. Mathis’s MC-400 application is now effective.

Employment Agreement

The CEO has an employment agreement which commenced on January 1, 2003 which automatically renews for annual periods following the initial two-year term. The agreement may be terminated by either party upon three months written notice in advance of any renewal date. Compensation pursuant to the agreement includes an annual salary of $250,000 (subject to annual increases of 5% beginning with the first automatic renewal), bonus eligibility, paid vacation and specified business expense reimbursements. The agreement sets limits on the CEO’s annual sales of AWLD common stock. If the CEO’s employment is terminated by the Company without cause or by the CEO for good reason, then the salary is payable for the remainder of the then current term, plus an additional six months. Upon a change of control (1) the CEO’s options fully vest; (2) the employment term resets to one year from the date of the change of control; (3) the CEO has the right to resign during the thirty day period commencing on the one year anniversary of the change of control and then receive, within thirty days of his termination, a lump sum payment equal to his then current annual salary. The CEO is not permitted to solicit AWLD clients or employees during a two-year non-solicitation period following his termination.

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

17.	COMMITMENTS AND CONTINGENCIES, continued

Employment Agreement, continued

On September 28, 2015, the Company entered into a new employment agreement with its CEO, (the “Employment Agreement”). Among other things, the Employment Agreement provides for a three-year term of employment at an annual salary of $401,700 (subject to a 3% cost-of-living adjustment per year), bonus eligibility, paid vacation and specified business expense reimbursements. The Employment Agreement sets limits on the Mr. Mathis’ annual sales of AWLD common stock. Mr. Mathis is subject to a covenant not to compete during the term of the Employment Agreement and following his termination for any reason, for a period of twelve months. Upon a change of control (as defined by the Employment Agreement), all of Mr. Mathis’ outstanding equity-based awards will vest in full and his employment term resets to two years from the date of the change of control. Following Mr. Mathis’s termination for any reason, Mr. Mathis is prohibited from soliciting Company clients or employees for one year and disclosing any confidential information of AWLD for a period of two years. The Employment Agreement may be terminated by the Company for cause or by the CEO for good reason, in accordance with the terms of the Employment Agreement.

Effective September 29, 2015, Mr. Mathis resigned his position as President and Secretary for DPEC Capital, Inc. but remained on as a director and non-executive chairman. The same day, Mr. Fasano was appointed President and Secretary in addition to his continuing role as Chief Compliance Officer of DPEC Capital, Inc.

Commitments

The Company leases office space in New York City under an operating lease which expired on August 31, 2015. During July 2015, the Company entered into the second amendment of this lease (the Second Lease Amendment). Pursuant to the terms of the Second Lease Amendment, annual rent for the New York City office is increased from $156,000 to $217,800 effective September 1, 2015, is subject to modest specified annual rent increases, and the lease is extended through August 31, 2020.

Future minimum payments on these operating leases are as follows:

For The Years Ended
December 31,	Amount

2016	$219,978
2017	226,577
2018	233,375
2019	240,376
2020	163,424
Total	$1,083,730

Rent expense for this property, for the years ended December 31, 2015 and 2014 was $139,107 and $129,168, respectively, net of reimbursements under expense sharing agreements (see Note 14 – Related Party Transactions – Expense Sharing).

ALGODON WINES AND LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

18.	SUBSEQUENT EVENTS

Management has evaluated all subsequent events to determine if events or transactions occurring through the date that the consolidated financial statements were issued, require adjustment to or disclosure in the consolidated financial statements.

Foreign Currency Exchange Rates

The Argentine Peso to United States Dollar exchange rate was 14.4284, 12.9441 and 8.5411 at March 25, December 31, 2015 and December 31, 2014, respectively.

Sale of Common Stock

During the period from January 1, 2016 through March 25, 2016, the Company sold 976,644 shares of its common stock for gross proceeds of $2,441,610.

Entry Into a Material Agreement

On or about January 11, 2016, the Company entered into an agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company. Pursuant to the terms of the agreement, Maxim will receive a monthly fee of $7,500 for the duration of the agreement, which may be terminated by either party after six months, provided that 30 days’ written notice be provided. In connection with that agreement, the Company issued 350,000 shares of common stock valued at $2.50 per share to Maxim.

