Form 10-K/A
period 2015-12-31
Algodon Wines & Luxury Development Group, Inc.
filed 2016-04-01
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016 (the “Original Filing”), for the purpose of correcting the information disclosed in Item 10 of Part III of the Original Filing, by removing an employee who was inadvertently included in the list of directors and officers. In addition, this Amendment No. 1 amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer as required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

This Form 10-K/A (Amendment No. 1) has not been updated for events or information subsequent to the filing date of the Original Filing. Accordingly, this Form 10-K/A (Amendment No. 1) should be read in conjunction with the Original Filing and the registrant’s other filings with the Securities and Exchange Commission. Except as described above, no other changes have been made in the Amendment to modify or update the other disclosures presented in the Original Filing.

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

Name	Age	Entity	Title	Year Appointed
Scott L. Mathis	53	AWLD	Chairman, Chief Executive Officer, President, President	April, 1999
		CAP	Chairman (2)	March, 2001
		MCAR	Chairman, Chief Executive Officer, President	November, 2009
		TAR	General Manager (1)	December, 2007
		APII	General Manager (1)	March, 2009
		AWE	General Manager (1)	July, 2007

Maria I. Echevarria	36	AWLD	Chief Financial Officer, Chief Operating Officer, Secretary Treasurer and Compliance Officer(3)	April, 2015
		MCAR	Chief Financial Officer, Treasurer, Secretary(3)	April, 2015
		AEU	Chief Financial Officer

Julian H. Beale	81	AWLD	Director	April, 1999
		CAP	Director	February, 2001
		MCAR	Director	November, 2009

Peter J.L. Lawrence	82	AWLD	Director	April, 1999
		CAP	Director	February, 2001
		MCAR	Director	November, 2009
		AEU	Director	November, 2009

Keith T. Fasano	48	CAP	Managing Director,	March, 2001
		CAP	Chief Compliance Officer	February, 2010
		CAP	President and Secretary(2)	September, 2015

Sergio O. Manzur Odstrcil	47	TAR	Chief Financial Officer, Chief Operating Officer(4)	March, 2011
		APII	Chief Financial Officer	March, 2011
		AWE	Chief Financial Officer, Chief Operating Officer(4)	September, 2010

(1)	Translation of Argentine statutory corporate office.
(2)	In accordance with a three-month FINRA-ordered suspension, Mr. Mathis resigned all positions he held with DPEC Capital, Inc. on May 30, 2012 and Mr. Tim F. Holderbaum was appointed CEO, Treasurer & Secretary. In September 2012, Mr. Holderbaum resigned his positions as CEO, Treasurer & Secretary and Mr. Mathis was reappointed as CEO, Treasurer & Secretary of DPEC Capital, Inc. Mr. Mathis resigned his position as President and Secretary of DPEC Capital on September 29, 2015, and Mr. Keith Fasano was appointed President and Secretary of DPEC Capital, Inc.
(3)	On April 13, 2015, Ms. Echevarria was appointed to these positions, replacing Mark Downey.
(4)	Mr. Manzur Odstrcil was appointed Chief Operating Officer of TAR and AWE on April 11, 2015.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013[1]
3.2	Amended and Restated Bylaws[1]
4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013[1]
4.2	Diversified Private Equity Corp. 2008 Equity Incentive Plan; Amendment No. 1 dated January 18, 2011; and Amendment No. 2 dated September 14, 2012[1]
4.3	Form of Stock Option Certificate Pursuant to the 2008 Stock Option Plan[1]
10.1	Employment Agreement by and between Algodon Wines & Luxury Development Group, Inc. and Scott L. Mathis dated September 28, 2015[5]
10.2	Agreement of Lease between 135 Fifth Avenue LLC and Diversified Biotech Holdings Corp. dated July 1, 2006 and Amendment of Lease between 135 Fifth Avenue LLC and Diversified Private Equity Corp., dated September 1, 2010[1]
10.3	Second Amendment of Lease between 135 Fifth Avenue LLC and Diversified Private Equity Corp., dated July 10, 2015*
10.4	Warrant Agreement between Algodon Global Properties, LLC and DPEC Capital, Inc. dated July 18, 2008; Amendment No. 1 to Warrant Agreement dated April 13, 2009; and Form of Warrant Certificate[1]
10.5	Placement Agent Agreement between Hollywood Burger Holdings, Inc. and DPEC Capital, Inc. dated March 11, 2010; Initial Extension of Placement Agent Agreement dated October 8, 2010; Second Extension of Placement Agent Agreement dated July 8, 2011; Third Extension of Placement Agent Agreement dated September 7, 2011; and Fourth Extension of Placement Agent Agreement dated March 21, 2012[1]
10.6	Fifth Extension of Placement Agent Agreement between Hollywood Burger Holdings, Inc. and DPEC Capital, Inc. dated February 28, 2014*
10.7	Warrant Agreement between Hollywood Burger Holdings, Inc. and DPEC Capital, Inc. dated March 11, 2010; Initial Extension of Warrant Agent Agreement dated October 8, 2010; Second Extension of Warrant Agent Agreement dated March 21, 2012; and Form of Warrant Certificate[1]
10.8	Third Extension of Warrant Agreement between Hollywood Burger Holdings, Inc. and DPEC Capital, Inc. dated February 28, 2014*
10.9	Convertible Note Purchase Agreement dated June 24, 2011; Amendment No. 1 dated September 30, 2011; and Form of Convertible Promissory Note[1]
10.10	Placement Agent Agreement between Algodon Wines & Luxury Development Group, Inc. and DPEC Capital, Inc. dated October 1, 2012[1]
10.11	First Extension of Placement Agent Agreement between Algodon Wines & Luxury Development Group, Inc. and DPEC Capital, Inc., dated June 30, 2013; and Revised Second Extension and First Modification of October 1, 2012 Placement Agent Agreement[2]
10.12	Amended Revised Second Extension and First Modification of the October 1, 2012 Placement Agent Agreement dated as of September 8, 2014[3]
10.13	Warrant Agreement between Algodon Wines & Luxury Development Group, Inc. and DPEC Capital, Inc. dated October 1, 2012 and Form of Warrant Certificate[1]
10.14	Extension of Termination Date of Placement Agent Agreement, dated December 31, 2014; Second Extension of Termination Date of Placement Agent Agreement and Warrant Agreement, dated March 31, 2015; and Third Extension and Second Modification of the October 1, 2012 Placement Agent Agreement, dated as of October 1, 2015*

10.15	Extension of Warrant Agreement, dated July 9, 2014 Second Extension of Warrant Agreement, dated Sept. 8, 2014; and Third Extension of Warrant Agreement, dated October 1, 2015*
10.16	Letter Agreement between Maxim Group, LLC and the Company, dated January 11, 2016*
14.1	Code of Business Conduct and Ethics and Whistleblower Policy[4]
14.2	Audit Committee Charter[4]
21	Subsidiaries of Algodon Wines & Luxury Development Group, Inc.[4]
99.1	Algodon Wine Estates Property Map[1]
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Amendment No. 2 to Form 10 dated August 13, 2014.
3.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Amendment No. 3 to Form 10 dated September 12, 2014.
4.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2015.
5.	Incorporated by reference from the Company’s Quarterly report on Form 10-Q, filed on November 16, 2015.
*	Previously filed.
**	Filed herewith.
***	Furnished, not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

Dated: March 31, 2016	By:	/s/ Scott L. Mathis
Scott L. Mathis
Principal Executive Officer

Dated: March 31, 2016	By:	/s/ Maria I. Echevarria
Maria I. Echevarria
Principal Financial and Accounting Officer