Form 10-Q
period 2016-03-31
Algodon Wines & Luxury Development Group, Inc.
filed 2016-05-16
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 16, 2016, there were 40,901,642 shares of Algodon Wines & Luxury Development Group, Inc. common stock, $0.01 par value issued and 40,897,231 outstanding.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets
Cash	$1,329,736	$110,645
Accounts receivables, net	181,070	232,789
Accounts receivables - related parties, net	395,599	333,911
Advances and loans to registered representatives, net	280,528	189,612
Inventory	1,204,863	1,184,268
Prepaid expenses and other current assets, net	653,814	602,800
Total Current Assets	4,045,610	2,654,025
Property and equipment, net	3,926,989	4,454,969
Prepaid foreign taxes, net	283,626	360,015
Investment - related parties	109,347	127,202
Deposits	61,284	61,284
Total Assets	$8,426,856	$7,657,495

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$340,938	$585,095
Accrued expenses	1,813,221	1,869,808
Deferred revenue	1,415,355	1,384,317
Loans payable	34,209	-
Convertible and non convertible debt obligations	212,500	287,500
Other liabilities	7,310	4,488
Total Current Liabilities	3,823,533	4,131,208
Accrued expenses, non-current portion	348,591	399,119
Total Liabilities	4,172,124	4,530,327

Commitments and Contingencies

Stockholders’ Equity
Series A convertible preferred stock, par value $0.01 per share; 11,000,000 shares authorized; 902,670 shares available for issuance; 0 shares issued and outstanding at March 31, 2016 and December 31, 2015
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 40,438,377 and 38,879,333 shares issued and 40,433,966 and 38,874,922 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	404,383	388,793
Additional paid-in capital	73,447,109	69,933,147
Accumulated other comprehensive loss	(9,996,997)	(9,591,274)
Accumulated deficit	(59,585,693)	(57,589,428)
Treasury stock, at cost, 4,411 shares at March 31, 2016 and December 31, 2015	(14,070)	(14,070)
Total Stockholders’ Equity	4,254,732	3,127,168
Total Liabilities and Stockholders’ Equity	$8,426,856	$7,657,495

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2016	2015
Sales	$443,404	$571,963
Cost of sales	(334,727)	(484,059)
Gross profit	108,677	87,904

Operating Expenses
Selling and marketing	46,204	54,619
General and administrative	1,985,529	1,981,435
Depreciation and amortization	45,987	66,733
Total operating expenses	2,077,720	2,102,787
Loss from Operations	(1,969,043)	(2,014,883)

Other Expenses
Interest expense, net	27,222	46,245
Total other expenses	27,222	46,245
Net Loss	$(1,996,265)	$(2,061,128)

Net Loss Per Share:
Basic and Diluted	$(0.05)	$(0.06)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	40,433,966	35,987,149

See Notes to the Condensed Consolidated Financial Statements

4

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended March 31,
	2016	2015

Net Loss	$(1,996,265)	$(2,061,128)
Other Comprehensive Loss
Foreign currency translation adjustments	(405,723)	(72,261)
Total Comprehensive Loss	$(2,401,988)	$(2,133,389)

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - December 31, 2015	38,879,333	$388,793	4,411	$(14,070)	$69,933,147	$(9,591,274)	$(57,589,428)	$3,127,168
Restricted stock issued	350,000	3,500	-	-	(3,500)	-	-	-
Common stock issued for cash	1,140,644	11,406	-	-	2,840,204	-	-	2,851,610
Exchange of 12.5% notes for common stock	37,700	377	-	-	75,056	-	-	75,433
Stock-based compensation: Common stock issued under 401(k) profit sharing plan	30,700	307	-	-	76,443	-	-	76,750
Options and warrants	-	-	-	-	234,092	-	-	234,092
Vesting of restricted stock	-	-	-	-	291,667	-	-	291,667
Comprehensive loss:
Net loss	-	-	-	-	-	-	(1,996,265)	(1,996,265)
Other comprehensive loss	-	-	-	-	-	(405,723)	-	(405,723)
Balance - March 31, 2016	40,438,377	$404,383	4,411	$(14,070)	$73,447,109	$(9,996,997)	$(59,585,693)	$4,254,732

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(1,996,265)	$(2,061,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) expense	16,616	34,936
Options and warrants	234,092	270,128
Vesting of restricted stock	291,667	-
Net realized and unrealized investment losses	24,098	16,316
Depreciation and amortization	45,987	114,115
Provision for uncollectible assets	(39,815)	42,018
Prepaid compensation amortization	750	1,583
Other non-cash income, net	(6,243)	-
Decrease (increase) in assets:
Accounts receivable	(33,328)	(96,091)
Inventory	(130,847)	(100,552)
Prepaid expenses and other current assets	(128,363)	128,005
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(138,410)	(267,019)
Deferred revenue	75,067	97,103
Other liabilities	(4,939)	69,773
Total Adjustments	206,332	310,315
Net Cash Used in Operating Activities	(1,789,933)	(1,750,813)
Cash Flows from Investing Activities
Purchase of property and equipment	(50,209)	(46,603)
Net Cash Used in Investing Activities	(50,209)	(46,603)
Cash Flows from Financing Activities
Proceeds from issuance of loans payable	34,701	50,000
Repayments of convertible debt obligations	(25,000)	-
Proceeds from common stock offering	2,851,610	1,527,362
Net Cash Provided by Financing Activities	2,861,311	1,577,362
Effect of Exchange Rate Changes on Cash	197,922	150,505
Net Increase (Decrease) in Cash	1,219,091	(69,549)
Cash - Beginning of Period	110,645	442,725
Cash - End of Period	$1,329,736	$373,176

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2016	2015

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,484	$38,145
Income taxes paid	$-	$20,025

Non-Cash Investing and Financing Activity
Debt and interest converted to equity	$75,433	$-
Accrued stock based compensation converted to equity	$76,750	$-

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses of $1,996,265 and $2,061,128 during the three months ended March 31, 2016 and 2015, respectively, and has an accumulated deficit of $59,585,693 at March 31, 2016. Cash used in operating activities was $1,789,923 and $1,750,813 for the three months ended March 31, 2016 and 2015, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to expand its business objectives. The Company funded its operations for the three months ended March 31, 2016 primarily through a private placement offering of common stock for proceeds of $2,851,610. The Company presently has only enough cash on hand to sustain its operations through August 2016. Historically, the Company has been successful in raising funds to support our capital needs. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful and notwithstanding any request the Company may make, if the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2016, and for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016, as amended on March 31, 2016. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited consolidated financial statements.

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

Segment Information

The Financial Accounting Standards Board (“FASB”) has established standards for reporting information on operating segments of an enterprise in interim and annual financial statements. The Company operates in one segment which is the business of real estate development in Argentina. The Company’s chief operating decision-maker reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating segment. Certain activities of the Company such as the U.S. Broker Dealer Operations, are considered a service or support division to the Company, by providing capital raising efforts, substantially to support the AWLD real estate development activities, and are not considered a business for segment purposes.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound). There has been a steady devaluation of the Argentine peso relative to the United States dollar in recent years. Assets and liabilities are translated into U.S. dollars at the balance sheet date (14.6162 and 12.9441 at March 31, 2016 and December 31, 2015, respectively) and revenue and expense accounts are translated at a weighted average exchange rate for the period or for the year then ended (14.4089 and 8.6799 for the three months ended March 31, 2016 and 2015, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $1,101,519 and $45,055 at March 31, 2016 and December 31, 2015, respectively.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2016	2015
Options	8,895,686	7,214,340
Warrants	1,480,564	1,122,674
Convertible instruments	-	263,993
Restricted shares of common stock	233,345	-
Total potentially dilutive shares	10,609,595	8,601,007

New Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements or disclosures.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduce the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements or disclosures.

The Company has implemented all new accounting standards that are in effect and may impact its condensed consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	INVENTORY

Inventory at March 31, 2016 and December 31, 2015 is comprised of the following:

	March 31, 2016	December 31, 2015
Vineyard in Process	$211,886	$180,582
Wine in Process	755,421	826,851
Finished Wine	172,069	104,159
Other	65,487	72,676
	$1,204,863	$1,184,268

5.	NET CAPITAL REQUIREMENTS

The Company’s subsidiary, CAP, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. This requires that CAP maintain minimum net capital of $5,000 and requires that the ratio of aggregate indebtedness, as defined, to net capital, shall not exceed 15 to 1.

As of March 31, 2016 and December 31, 2015, CAP’s net capital exceeded the requirement by $103,481 and $32,078, respectively.

The Company had a percentage of aggregate indebtedness to net capital of approximately 23.2 % and 95.8% as of March 31, 2016 and December 31, 2015, respectively.

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

Investments – Related Parties at Fair Value

As of March 31, 2016	Level 1	Level 2	Level 3	Total
Warrants - Affiliates	$-	$-	$109,347	$109,347

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Warrants - Affiliates	$-	$-	$127,202	$127,202

A reconciliation of Level 3 assets is as follows:

Warrants

Balance - December 31, 2015	$127,202
Received	20,812
Allocated to employees as compensation	(14,569)
Unrealized loss	(24,098)
Balance - March 31, 2016	$109,347

	March 31, 2016	December 31, 2015
Accumulated unrealized (losses) gains related to investments at fair value	$(47,944)	$(33,058)

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

It is the Company’s policy to distribute part or all of the warrants CAP earns through serving as placement agent on various private placement offerings for a related but independent entity under common management, to registered representatives or other employees who provided investment banking services. The Company recorded $14,569 compensation expense (fair value) related to these distributed warrants for the three months ended March 31, 2016. There was no compensation recorded related distributed warrants for three months ended March 31, 2015. Warrants retained by the Company’s broker-dealer subsidiary are marked to market at each reporting date using the Black-Scholes option pricing model. Unrealized losses on affiliate warrants of $24,098 and $16,316 recorded during the quarter ended March 31, 2016 and 2015, respectively, are included in revenues on the accompanying condensed consolidated statements of operations.

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

The Company’s short term financial instruments include cash, accounts receivable, advances and loans to registered representatives, accounts payable, accrued expenses, deferred revenue, other liabilities, loans payable and debt obligations. The carrying value of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

7.	ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	March 31, 2016	December 31, 2015

Accrued compensation and payroll taxes	$1,253,247	$1,400,498
Accrued taxes payable	145,290	97,428
Accrued interest	228,752	255,497
Other accrued expenses	185,932	116,385
Accrued expenses, current	1,813,221	1,869,808
Accrued payroll tax obligations, non-current	348,591	399,119
Total accrued expenses	$2,161,812	$2,268,927

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	LOANS PAYABLE

On March 6, 2016 the Company entered into a short- term loan payable in exchange for proceeds of $34,701 which was used to pay certain payroll and payroll tax obligations. The loan matures on May 6, 2016 and bears interest at 10% per month. The Company paid interest of $3,470 during the three months ended March 31, 2016. The decrease in the balance of the loan payable as of March 31, 2016 is the result of changes in the foreign currency exchange rate during the period.

All principal and interest due under the loan payable was repaid in full on May 6, 2016.

9.	DEBT OBLIGATIONS

On January 1, 2016, principal and interest of $50,000 and $25,433, respectively, related to the 12.5% Notes were exchanged for 37,700 shares of the Company’s common stock at $2.00 per share, in connection with a one-time offer that was not pursuant to the original terms of the note. An additional $9,180 of accrued interest related to the 12.5% Notes was derecognized during the period.

On March 22, 2016, the Company repaid $25,000 principal related to the 8% Notes.

The Company’s debt obligations consist of the following:

	March 31, 2016			December 31, 2015
	Principal	Interest [1]	Total	Principal	Interest [1]	Total
8% Notes	$212,500	$228,752	$441,252	$237,500	$220,884	$458,384
12.5% Notes	-	-	-	50,000	34,613	84,613
Total	$212,500	$228,752	$441,252	$287,500	$255,497	$542,997

[1]	Accrued interest is included as a component of accrued expenses on the condensed consolidated balance sheets.

During the three months ended March 31, 2016 and 2015, the Company accrued interest expense of $7,868 and $11,454, respectively, in connection with its convertible notes.

10.	RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties, net of $395,599 and $333,911 at March 31, 2016 and December 31, 2015, respectively, represents the net realizable value of advances made to related, but independent, entities under common management, of which $165,263 and $182,227, respectively, represents amounts owed to the Company in connection with expense sharing agreements as described below.

Investments

See Note 6 – Investments and Fair Value of Financial Instruments, for information related to investments in related parties.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	RELATED PARTY TRANSACTIONS, continued

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related entity of which AWLD’s CEO is Chairman and Chief Executive Officer, and AWLD’s CFO is an executive officer, to share expenses such as office space, support staff and other operating expenses. General and administrative expenses were reduced by $39,196 and $45,927 during the three months ended March 31, 2016 and 2015, respectively. The entity owed $151,301 and $177,755 to the Company under the expense sharing agreement as of March 31, 2016 and December 31, 2015, respectively, which is included in accounts receivable – related parties, net on the accompanying condensed consolidated balance sheets.

In addition the Company has an expense sharing agreement with a related, but independent entity to share expenses such as office space and other clerical services. The owners of more than 5% of that entity include (i) AWLD’s chairman, and (ii) a more than 5% owner of AWLD. General and administrative expenses were reduced by $3,990 and $3,990 during the three months ended March 31, 2016 and 2015, respectively. The entity owed $379,962 and $380,472 to the Company under the expense sharing agreement as of March 31, 2016 and December 31, 2015, respectively, of which $366,000 and $376,000, respectively, is deemed unrecoverable and written off.

11.	BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. For three months ended March 31, 2016 and 2015, the Company recorded a charge associated with its contribution of $16,616 and $34,936, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle prior year’s obligations based on the fair market value of its common stock on the date the shares are issued. During the three months ended March 31, 2016 the Company issued 30,700 shares of common stock at $2.50 per share in connection with its 401(k) obligation for the year ended December 31, 2015.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCKHOLDERS’ EQUITY

Common Stock Issued for Cash

During the quarter ended March 31, 2016, the Company issued 1,140,644 shares of common stock at $2.50 per share for cash proceeds of $2,851,610.

Restricted Stock Awards

On January 11, 2016, the Company issued 350,000 shares of restricted stock to Maxim Group LLC (“Maxim”), in connection with the entry into agreement with Maxim for general financial advisory and investment banking services. The shares vested 11.11% in connection with the execution of the agreement, and 11.11% monthly thereafter. The aggregate grant date value of $875,000 will be recognized ratably over the vesting period. During the three months ended March 31, 2016, the Company recognized $291,667 of stock based compensation expense related to the vesting of this award, which is included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

Application for Quotation on OTC Bulletin Board

On January 20, 2016 FINRA cleared the Company’s request to submit quotations on the OTC Bulletin Board and in OTC Link. In addition, the Company submitted its application for quotation on the OTCQB marketplace and was approved on March 7, 2016.

Accumulated Other Comprehensive Loss

For three months ended March 31, 2016 and 2015, the Company recorded $405,723 and $72,261, respectively, of foreign currency translation adjustment as accumulated other comprehensive loss.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCKHOLDERS’ EQUITY, continued

Warrants

During the three months ended March 31, 2016 and 2015, in connection with the sale of its equity securities, the Company issued five-year warrants to its subsidiary CAP, who acted as placement agent, to purchase 98,378 and 53,000 shares of its common stock at $2.50 and $2.00 per share, respectively. CAP, in turn, awarded such warrants to its registered representatives and recorded $84,105 and $37,392, of stock-based compensation expense for three months ended March 31, 2016 and 2015, respectively, within general and administrative expense in the condensed consolidated statements of operations.

A summary of warrants activity during three months ended March 31, 2016 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2015	1,382,186	$2.10
Issued	98,378	2.50
Exercised	-	-
Cancelled	-	-
Outstanding, March 31, 2016	1,480,564	$2.24	3.03	$392,177

Exercisable, March 31, 2016	1,480,564	$2.24	3.03	$392,177

A summary of outstanding and exercisable warrants as of March 31, 2016 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Exercisable Number of Warrants
$2.00	Common Stock	394,935	4.2	394,935
$2.30	Preferred Stock	973,544	2.3	973,544
$2.50	Common Stock	112,085	4.9	112,085
	Total	1,480,564		1,480,564

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCKHOLDERS’ EQUITY, continued

Stock Options

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. There is currently no public trading market for the shares of AWLD common stock underlying the Company’s 2008 Equity Incentive Plan (the “2008 Plan”). Accordingly, the fair value of the AWLD common stock was estimated by management based on observations of the cash sales prices of AWLD equity securities. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted to consultants represents the contractual term, whereas the expected term of options granted to employees and directors was estimated based upon the “simplified” method for “plain-vanilla” options. Given that the Company’s shares are not publicly traded, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options. The Company estimated forfeitures related to options at an annual rate of 5% for options outstanding at March 31, 2016.

There were no stock options granted during the three months ended March 31, 2016 and 2015.

During the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense of $149,987 and $232,736, respectively, related to stock option grants, which is reflected as general and administrative expenses in the condensed consolidated statements of operations. As of March 31, 2016, there was $1,791,863 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 3.0 years, of which $366,926 of unrecognized expense is subject to non-employee mark-to-market adjustments.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCKHOLDERS’ EQUITY, continued

A summary of options activity during the three months ended March 31, 2016 is presented below:

	Number of Options	Weighted Average Exercise Price Warrants	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding, December 31, 2015	8,939,436	$2.70
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(43,750)	2.32
Outstanding, March 31, 2016	8,895,686	$2.70	2.6	$747,015

Exercisable, March 31, 2016	5,539,304	$2.94	1.8	$73,358

The following table presents information related to stock options at March 31, 2016:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$2.20	2,166,890	-	-
2.48	4,847,375	2.6	3,667,883
3.30	10,000	-	-
3.50	25,000	2.2	25,000
3.85	1,846,421	0.3	1,846,421
	8,895,686	1.8	5,539,304

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

Commitments

The Company leases office space in New York City under an operating lease which expires on August 31, 2020. Rent expense for this property was $69,962 and $37,439 for the three months ended March 31, 2016 and 2015, respectively, net of expense allocation to affiliates.

Consulting Agreement

On or about January 11, 2016, the Company entered into an agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company. Pursuant to the terms of this agreement, Maxim will receive a monthly cash fee of $7,500 for the duration of the agreement, which may be terminated by either party at any time after six months, upon 30 days prior written notice to the other party. In connection with the agreement, the Company issued 350,000 shares of restricted common stock valued at $2.50 per share to Maxim (see Note 12 – Stockholders’ Equity), which vest 11.1% upon execution of the agreement, and 11.1% monthly thereafter. An additional 100,000 shares of restricted stock will be issued to Maxim upon the uplisting of the Company’s common stock to a national exchange.

14.	SUBSEQUENT EVENTS

Management has evaluated all subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued, require adjustment to or disclosure in the condensed consolidated financial statements.

Equity Transactions

During the period from April 1, 2016 through the filing date of this report, the Company sold 463,265 shares of its common stock for cash proceeds of $1,158,162.

Entry into a Material Agreement

The Company entered into an Investor Relations Consulting Agreement effective April 8, 2016 (the “Agreement”) with MZHCI LLC (“MZHCI”) to provide consulting services with respect to financial markets and exchanges, competitors, business acquisitions and other related matters in exchange for consideration of $6,500 per month plus warrants for the purchase of up to 150,000 shares of the Company’s common stock.

In connection with the Agreement, warrants for the purchase of 75,000 shares of the Company’s common stock were granted to MZHCI on April 18, 2016. The warrants had an exercise price of $2.50 and vest on July 8, 2016.

Foreign Currency Exchange Rates

The Argentine peso to United States dollar exchange rate was 14.2181, 14.6162 and 12.9441 at May 11, 2016, March 31, 2016 and December 31, 2015, respectively.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of December 31, 2015, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Developments and Trends

Financings

During the three months ended March 31, 2016, we raised approximately $2.9 million of new capital from the issuance of common stock for cash.

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

Liquidity

As reflected in our condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $60 million, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2015 and 2014, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing our products and continue the development of our real estate holdings.

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

Consolidated Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Overview

We reported net losses of approximately $2.0 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively.

Revenues

Revenues were approximately $443,000 and $572,000 during the three months ended March 31, 2016 and 2015, respectively, representing a decrease of $129,000 or 23%. The decrease in revenues of approximately $253,000 from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the first quarter of 2016 compared to the same quarter in 2015 was partially offset by increases in private placement fees and hotel revenues during the quarter.

Gross profit

We generated gross profit of approximately $109,000 for the three months ended March 31, 2016 as compared to a gross profit of approximately $88,000 for the three months ended March 31, 2015, representing an increase of $21,000 or 24%. Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $149,000 from $484,000 for the three months ended March 31, 2015 to $335,000 for the three months ended March 31, 2016. The decrease in cost of sales results principally from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the first quarter of 2016 compared to the same quarter in 2015. The increase in gross profit is primarily the result of the increase in revenues from private placement fees during the quarter.

Selling and marketing expenses

Selling and marketing expenses were approximately $46,000 and $55,000 for the three months ended March 31, 2016 and 2015, respectively, representing a decrease of $9,000 or 16%, which primarily resulted from fluctuations in the exchange rate of the Argentine peso to the United States dollar in the first quarter of 2016 compared to the same quarter in 2015.

General and administrative expenses

General and administrative expenses were approximately $2.0 million for the three months ended March 31, 2016 and 2015. General and administrative expense significant variations included (1) a $297,000 increase in stock based compensation resulting from the vesting of restricted stock issued to a consultant in connection with the Company’s entry into an agreement for investment banking and financial advisory services; (2) severance payments during the quarter of $230,000; (3) a $260,000 decrease from the impact of the fluctuations in exchange rate of the Argentine peso to the United States dollar; and (4) decreases in commissions to registered representatives of approximately $150,000.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $46,000 and $67,000 during the three months ended March 31, 2016 and 2015, respectively, representing a decrease of $21,000 or 31%. It should be noted that an additional $23,000 and $47,000 of depreciation and amortization expense was included in cost of sales during the three months ended March 31, 2016 and 2015, respectively. Most of our property and equipment is located in Argentina and the United State dollar gross cost being depreciated declined year-over-year due to the devaluation of the Argentine peso relative to the United States dollar. Increases related to purchases of fixed assets during the quarter were offset by decreases resulting from the devaluation of the peso.

Interest expense, net

Interest expense was approximately $27,000 and $46,000 during the three months ended March 31, 2016 and 2015, respectively, representing a decrease of $19,000 or 41% related to the reduction (exchange or repayment) of debt during 2015.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	March 31, 2016	December 31, 2015
Cash	$1,329,736	$110,645
Working Capital (Deficiency)	$222,077	$(1,477,183)

Based upon our working capital situation as of March 31, 2016, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have relied primarily on debt and equity private placement offerings to third party independent, accredited investors to sustain operations. These offerings were conducted by our wholly-owned subsidiary DPEC Capital, Inc. (“CAP”). Additionally, from time to time, we secured individual, direct loans from our CEO and other shareholders.

During the three months ended March 31, 2016, we issued 1,140,644 shares of common stock at $2.50 per share to accredited investors in a private placement transaction for gross proceeds of $2,851,610.

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

Sources and Uses of Cash for the Three months ended March 31, 2016 and 2015

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 and 2015 amounted to approximately $1,790,000 and $1,751,000, respectively. During the three months ended March 31, 2016, the net cash used in operating activities was primarily attributable to the net loss of approximately $1,996,000 adjusted for approximately $567,000 of net non-cash expenses, and approximately $361,000 of cash used by changes in the levels of operating assets and liabilities. During the three months ended March 31, 2015, the net cash used in operating activities was primarily attributable to the net loss of approximately $2,061,000 adjusted for approximately $479,000 of net non-cash expenses, and approximately $169,000 of cash used in by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 and 2015 amounted to approximately $50,000 and $47,000, respectively, and was primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 and 2015 amounted to approximately $2,861,000 and $1,577,000, respectively. For the three months ended March 31, 2016, the net cash provided by financing activities resulted primarily from the offering of equity securities for net proceeds of approximately $2,852,000 and new borrowings of $35,000, less repayments of $25,000. For the three months ended March 31, 2015, the net cash provided by financing activities resulted primarily from the offering of equity securities for net proceeds of approximately $1,527,000 and new borrowings of $50,000.

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

Based on current cash on hand and subsequent activity as described herein, our cash-on-hand only allows us to operate our business operations through August 2016. While we are exploring opportunities with third parties and related parties to provide some or all of the capital we need over the short and long terms, we have not entered into any external agreement to provide us with the necessary capital. Historically, the Company has been successful in raising funds to support our capital needs. If we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2015 and 2014 consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K filed with the SEC on March 30, 2016. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

New Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements or disclosures.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduce the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements or disclosures.

We have implemented all new accounting standards that are in effect and may impact our condensed consolidated financial statements and we do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2016, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2016, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Shares, Options and Warrants

During the three months ended March 31, 2016, the Company issued 1,140,644 common shares at $2.50 per share to accredited investors for cash proceeds of $2,851,610. Commissions in the form of cash of $285,161 and 98,378 warrants to purchase common stock at $2.50 per share valued at $84,105 were paid to DPEC Capital, Inc., the Company’s registered broker dealer subsidiary who acted as placement agent in connection with these share issuances. DPEC Capital, Inc., in turn, awarded such warrants to its registered representatives who all had sufficient knowledge and experience in financial, investment and business matters to be capable of evaluating the merits and risks of investment in the Company and able to bear the risk of loss. For this sale of securities, no general solicitation was used and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on October 8, 2015.

During the three months ended March 31, 2016, the Company issued 30,700 shares of common stock at $2.50 per share to employees for the 401(k) profit sharing plan. There were 350,000 shares of restricted stock with a grant date value of $2.50 per share issued in connection with the Company’s entry into a consulting agreement. Additionally, 37,700 shares of common stock were issued in exchange of certain convertible notes and related accrued interest with an aggregate carrying value of $75,433.

On January 1, 2016, the Company issued 37,700 shares of the Company’s common stock at $2.00 per share in consideration of principal and interest of $50,000 and $25,433, respectively, related to the 12.5% Notes to accredited investors. For this sale of securities, no general solicitation was used and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed for these transactions on October 22, 2014.

On January 11, 2016, the Company issued 350,000 shares of common stock subject to vesting to Maxim Group LLC (“Maxim”), an accredited investor, in connection with the entry into agreement with Maxim for general financial advisory and investment banking services. For this sale of securities, no general solicitation was used and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. No Form D was filed with the SEC for this transaction.

On April 18, 2016, in connection with an investor relations consulting agreement, the Company issued a warrant to MZHCI LLC, an accredited investor, to purchase up to 75,000 shares of common stock of the Company at an exercise price of $2.50, a term of three years, and a cashless exercise option. For this sale of securities, no general solicitation was used and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. No Form D was filed with the SEC for this transaction.

There were no stock options granted during the three months ended March 31, 2016 and 2015.

Other than previously reported, there have been no unregistered sales of equity securities during the three month period ended March 31, 2016.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

On April 8, 2016, the Company entered into an Investor Relations Consulting Agreement (the “Agreement”) with MZHCI LLC (“MZHCI”) to provide consulting services with respect to financial markets and exchanges, competitors, business acquisitions and other related matters.

The Agreement is for a term of 12 months, with either party able to terminate after six months with at least 30 days’ prior notice to the other party. AWLD will pay MZHCI $6,500 on the first day of each month in addition to ordinary expenses as incurred by MZHCI. Also, MZHCI will receive warrants to purchase up to 150,000 shares of the Company’s common stock with an exercise price of $2.50, a term of three years, and a cashless exercise option. The first warrant for 75,000 shares will be issued 10 days from the date of the Agreement and will vest three months from the date of the Agreement. The second warrant for 75,000 shares will be issued on the six month anniversary of the date of the Agreement and vest three months from such date. The common shares underlying the warrants will be subject to registration rights upon an initial public offering or other public offering.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013(1)

3.2	Amended and Restated Bylaws(1)

3.3	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013(1)

10.1	Letter Agreement between Maxim Group, LLC and the Company, dated January 11, 2016(2)

10.2	Investor Relations Consulting Agreement between MZHCI, LLC and the Company, dated April 8, 2016*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.**

32	Certification of Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K dated March 30, 2016, as amended on March 31, 2016.

*	Filed herewith.

**	Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2016	ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

