Form 10-Q
period 2016-06-30
Algodon Wines & Luxury Development Group, Inc.
filed 2016-08-15
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [  ] No [X]

As of August 15, 2016, there were 41,606,954 shares of Algodon Wines & Luxury Development Group, Inc. common stock, $0.01 par value issued and 41,602,543 outstanding.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets
Cash	$584,218	$110,645
Accounts receivables, net	208,274	232,789
Accounts receivables - related parties, net	494,429	333,911
Advances and loans to registered representatives, net	339,849	189,612
Inventory	1,134,325	1,184,268
Prepaid expenses and other current assets, net	575,923	602,800
Total Current Assets	3,337,018	2,654,025
Property and equipment, net	3,952,284	4,454,969
Prepaid foreign taxes, net	291,230	360,015
Investment - related parties	87,248	127,202
Deposits	61,284	61,284
Total Assets	$7,729,064	$7,657,495

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$278,122	$585,095
Accrued expenses	1,701,587	1,869,808
Deferred revenue	1,443,502	1,384,317
Convertible and non-convertible debt obligations	212,500	287,500
Other liabilities	10,132	4,488
Total Current Liabilities	3,645,843	4,131,208
Accrued expenses, non-current portion	332,645	399,119
Total Liabilities	3,978,488	4,530,327

Commitments and Contingencies

Stockholders’ Equity
Series A convertible preferred stock, par value $0.01 per share; 11,000,000 shares authorized; 902,670 shares available for issuance; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 41,481,704 and 38,879,333 shares issued and 41,477,293 and 38,874,922 shares outstanding as of June 30, 2016 and December 31, 2015	414,817	388,793
Additional paid-in capital	76,356,930	69,933,147
Accumulated other comprehensive loss	(10,126,739)	(9,591,274)
Accumulated deficit	(62,880,362)	(57,589,428)
Treasury stock, at cost, 4,411 shares at June 30, 2016 and December 31, 2015	(14,070)	(14,070)
Total Stockholders’ Equity	3,750,576	3,127,168
Total Liabilities and Stockholders’ Equity	$7,729,064	$7,657,495

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Sales	$339,056	$269,275	$782,460	$841,238
Cost of sales	(404,520)	(636,612)	(739,247)	(1,120,671)
Gross (loss) profit	(65,464)	(367,337)	43,213	(279,433)
Operating Expenses
Selling and marketing	36,674	82,235	82,878	136,854
General and administrative	2,112,605	2,199,007	4,098,134	4,180,442
Depreciation and amortization	6,086	64,935	52,073	131,668
Total operating expenses	2,155,365	2,346,177	4,233,085	4,448,964
Loss from Operations	(2,220,829)	(2,713,514)	(4,189,872)	(4,728,397)

Other Expenses
Interest expense, net	63,762	107,291	90,984	153,536
Common stock price modification	941,530	-	941,530	-
Warrant modification expense	68,548	-	68,548	-
Total other expenses	1,073,840	107,291	1,101,062	153,536
Net Loss	$(3,294,669)	$(2,820,805)	$(5,290,934)	$(4,881,933)

Net Loss Per Share:
Basic and Diluted	$(0.08)	$(0.08)	$(0.13)	$(0.13)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	41,055,670	37,416,040	40,096,907	36,707,740

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net Loss	$(3,294,669)	$(2,820,805)	$(5,290,934)	$(4,881,933)
Other Comprehensive Loss
Foreign currency translation adjustments	(129,742)	54,846	(535,465)	(17,413)
Total Comprehensive Loss	$(3,424,411)	$(2,765,959)	$(5,826,399)	$(4,899,346)

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - December 31, 2015	38,879,333	$388,793	4,411	$(14,070)	$69,933,147	$(9,591,274)	$(57,589,428)	$3,127,168
Restricted stock issued	350,000	3,500	-	-	(3,500)	-	-	-
Common stock issued for cash	1,713,200	17,132	-	-	4,213,368	-	-	4,230,500
Common stock issued for price modification	470,771	4,708	-	-	936,822	-	-	941,530
Exchange of 12.5% notes and accrued interest for common stock	37,700	377	-	-	75,056	-	-	75,433

Stock-based compensation:
Common stock issued under 401(k) profit sharing plan	30,700	307	-	-	76,443	-	-	76,750
Options and warrants	-	-	-	-	493,158	-	-	493,158
Restricted stock	-	-	-	-	563,888	-	-	563,888
Warrant modification expense	-	-	-	-	68,548	-	-	68,548
Comprehensive loss:
Net loss	-	-	-	-	-	-	(5,290,934)	(5,290,934)
Other comprehensive loss	-	-	-	-	-	(535,465)	-	(535,465)
Balance - June 30, 2016	41,481,704	$414,817	4,411	$(14,070)	$76,356,930	$(10,126,739)	$(62,880,362)	$3,750,576

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(5,290,934)	$(4,881,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) expense	42,506	65,735
Options and warrants	493,158	605,823
Vesting of restricted stock	563,888	-
Common stock price modification expense	941,530	-
Warrant modification expense	68,548	-
Net realized and unrealized investment losses	47,489	133,759
Depreciation and amortization	52,073	131,668
Provision for uncollectible assets	(42,604)	46,109
Prepaid compensation amortization	1,500	4,833
Other non-cash income, net	(7,535)	-
Decrease (increase) in assets:
Accounts receivable	(172,820)	(149,174)
Inventory	(63,353)	124,937
Prepaid expenses and other current assets	(127,321)	(287,211)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(317,128)	(819,000)
Deferred revenue	233,882	173,877
Other liabilities	(13,056)	498,904
Total Adjustments	1,700,757	530,260
Net Cash Used in Operating Activities	(3,590,177)	(4,351,673)
Cash Used in Investing Activities
Purchase of property and equipment	(207,586)	(143,857)
Net Cash Used in Investing Activities	(207,586)	(143,857)
Cash Provided by Financing Activities
Proceeds from loans payable	34,701	-
Repayments of loans payable	(35,128)	(100,000)
Repayments of convertible debt obligations	(25,000)	(50,000)
Proceeds from common stock offering	4,230,500	5,498,484
Net Cash Provided by Financing Activities	4,205,073	5,348,484
Effect of Exchange Rate Changes on Cash	66,263	434,026
Net Increase in Cash	473,573	1,286,980
Cash - Beginning of Period	110,645	442,725
Cash - End of Period	$584,218	$1,729,705

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2016	2015

Supplemental Disclosures of Cash Flow Information:
Interest paid	$51,994	$121,384
Income taxes paid	$63	$16,601

Non-Cash Investing and Financing Activity
Accrued stock based compensation converted to equity	$76,750	$73,401
Debt and interest converted to equity	$75,433	$-

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

Through its subsidiaries, the Company currently operates Algodon Mansion (“TAR”), a Buenos Aires-based luxury boutique hotel property and has redeveloped, expanded and repositioned a winery and golf resort property called Algodon Wine Estates (“AWE”) for subdivision of a portion of this property for residential development.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses of $3,294,669 and $5,290,934 during the three and six months ended June 30, 2016, respectively, and $2,820,805 and $4,881,933 during the three and six months ended June 30, 2015, respectively. The Company has an accumulated deficit of $62,880,362 at June 30, 2016. Cash used in operating activities was $3,590,177 and $4,351,673 for the six months ended June 30, 2016 and 2015, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to expand its business objectives. The Company funded its operations for the six months ended June 30, 2016 primarily through a private placement offering of common stock for proceeds of $4,230,500. The Company presently has only enough cash on hand to sustain its operations through November 2016. Historically, the Company has been successful in raising funds to support our capital needs. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016, as amended on March 31, 2016. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company's audited consolidated financial statements.

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound). There has been a steady devaluation of the Argentine peso relative to the United States dollar in recent years. Assets and liabilities are translated into U.S. dollars at the balance sheet date (14.9690 and 12.9441 at June 30, 2016 and December 31, 2015, respectively) and revenue and expense accounts are translated at a weighted average exchange rate for the period or for the year then ended (14.3128 and 8.8166 for the six months ended June 30, 2016 and 2015, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The official cumulative inflation rate for Argentina over the last three calendar years approximated 61.4%, although the International Monetary Fund has concerns regarding the accuracy of the official data.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $265,069 and $45,055 at June 30, 2016 and December 31, 2015, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The guidance requires other comprehensive income (loss) to include foreign currency translation adjustments.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	2016	2015
Options	8,820,686	8,956,311
Warrants	1,689,362	1,274,313
Convertible instruments	-	277,155
Restricted shares of common stock	116,667	-
Total potentially dilutive shares	10,626,715	10,507,779

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

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduce the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The Company is currently evaluating the impact of the adoption of ASU 2016-10 on its consolidated financial statements or disclosures.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

New Accounting Pronouncements, continued

In May 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“Update 2016-12”), amending Update 2014-09. The amendments do not change the core principles of Update 2014-09, but clarify matters related to assessment of a collectability criterion, presentation of sales and other taxes collected from customers, non-cash consideration, contract modifications at transition and completed contracts at transition. The requirements for these standards relating to Topic 606 will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the updated requirements on its consolidated financial statements.

The Company has implemented all new accounting standards that are in effect and may impact its condensed consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

4. INVENTORY

Inventory at June 30, 2016 and December 31, 2015 is comprised of the following:

	June 30, 2016	December 31, 2015
Vineyard in process	$92,271	$180,582
Wine in process	858,276	826,851
Finished wine	117,401	104,159
Other	66,377	72,676
	$1,134,325	$1,184,268

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

As of June 30, 2016 and December 31, 2015, CAP’s net capital exceeded the requirement by $67,139 and $32,078, respectively.

The Company had a percentage of aggregate indebtedness to net capital of approximately 41.0 % and 95.8% as of June 30, 2016 and December 31, 2015, respectively.

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

Investments – Related Parties at Fair Value

As of June 30, 2016	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$87,248	$87,248

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$127,202	$127,202

A reconciliation of Level 3 assets is as follows:

Warrants

Balance - December 31, 2015	$127,202
Received	25,119
Allocated to employees as compensation	(17,584)
Unrealized loss	(47,489)
Balance - June 30, 2016	$87,248

	June 30, 2016	December 31, 2015
Accumulated unrealized (losses) gains related to investments at fair value	$(66,171)	$(33,058)

It is the Company’s policy to distribute part or all of the warrants CAP earns through serving as placement agent on various private placement offerings for a related but independent entity under common management, to registered representatives or other employees who provided investment banking services. The Company recorded $3,015 and $17,584 of compensation expense (fair value) related to these distributed warrants for the three and six months ended June 30, 2016, respectively. There was no compensation recorded related to distributed warrants for the three and six months ended June 30, 2015. Warrants retained by the Company’s broker-dealer subsidiary are marked to market at each reporting date using the Black-Scholes option pricing model. Unrealized losses on affiliate warrants of $23,391 and $47,489 recorded during the three and six months ended June 30, 2016 and $117,443 and $133,759 for the three and six months ended June 30, 2015, respectively, are included in revenues on the accompanying condensed consolidated statements of operations.

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

7. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	June 30, 2016	December 31, 2015

Accrued compensation and payroll taxes	$1,143,219	$1,400,498
Accrued taxes payable	120,679	97,428
Accrued interest	249,555	255,497
Other accrued expenses	188,134	116,385
Accrued expenses, current	1,701,587	1,869,808
Accrued payroll tax obligations, non-current	332,645	399,119
Total accrued expenses	$2,034,232	$2,268,926

8. LOANS PAYABLE

On March 6, 2016 the Company entered into a short-term loan payable in exchange for proceeds of $34,701 which was used to pay certain payroll and payroll tax obligations. The loan matured on May 6, 2016 and bore interest of 10% over term of the loan.

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

For the three and six months ended June 30, 2016, the Company repaid $0 and $25,000, respectively, of principal related to the 8% Notes.

The Company accrued interest expense of $8,295 and $16,163 during the three and six months ended June 30, 2016 and $9,919 and $21,373 during the three and six months ended June 30, 2015, respectively, in connection with its convertible notes.

The Company’s debt obligations consist of the following:

	June 30, 2016			December 31, 2015
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

8% Convertible Notes	$212,500	$237,047	$449,547	$237,500	$220,884	$458,384
12.5% Convertible Notes	-	-	-	50,000	34,613	84,613
Total	$212,500	$237,047	$449,547	$287,500	$255,497	$542,997

[1] Accrued interest is included as a component of accrued expenses on the condensed consolidated balance sheets.

10. RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties, net of $494,429 and $333,911 at June 30, 2016 and December 31, 2015, respectively, represents the net realizable value of advances made to related, but independent, entities under common management, of which $238,748 and $182,227, respectively, represents amounts owed to the Company in connection with expense sharing agreements as described below.

Investments

See Note 6 – Investments and Fair Value of Financial Instruments, for information related to investments in related parties.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. RELATED PARTY TRANSACTIONS, continued

Revenues

For the three and six months ended June 30, 2016, the Company recorded $15,986 and $89,855 of private equity and venture capital fees arising from private placement transactions on behalf of a related, but independent, entity under common management. Of these amounts, $14,399 and $67,456, respectively, represent cash fees and $1,587 and $22,399, respectively, represent fees in the form of warrants for the three months ended June 30, 2016, which were recorded at fair value as of the grant date using the Black-Scholes option pricing model. The Company did not record any related party revenues during the three and six months ended June 30, 2015.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related entity of which AWLD’s CEO is Chairman and Chief Executive Officer, and AWLD’s CFO is an executive officer, to share expenses such as office space, support staff and other operating expenses. General and administrative expenses were reduced by $29,195 and $68,391 during the three and six months ended June 30, 2016 and $39,010 and $84,937 during the three and six months ended June 30, 2015, respectively. The entity owed $227,796 and $177,755 to the Company under the expense sharing agreement as of June 30, 2016 and December 31, 2015, respectively, which is included in accounts receivable – related parties, net on the accompanying condensed consolidated balance sheets.

In addition, the Company has an expense sharing agreement with a related, but independent entity to share expenses such as office space and other clerical services. The owners of more than 5% of that entity include (i) AWLD’s chairman, and (ii) a more than 5% owner of AWLD. General and administrative expenses were reduced by $3,990 and $7,980 during the three and six months ended June 30, 2016, respectively and $3,990 and $7,980 during the three and six months ended June 30, 2015, respectively. The entity owed $383,952 and $380,472 to the Company under the expense sharing agreement as of June 30, 2016 and December 31, 2015, respectively, of which $373,000 and $376,000, respectively, is deemed unrecoverable and written off.

11. BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. For the three and six months ended June 30, 2016, the Company recorded a charge associated with its contribution of $25,890 and $42,506 and for the three and six months ended June 30, 2015, the Company recorded a charge associated with its contribution of $30,799 and $65,735, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle prior year’s obligations based on the fair market value of its common stock on the date the shares are issued. During the six months ended June 30, 2016 the Company issued 30,700 shares of common stock at $2.50 per share in connection with its 401(k) obligation for the year ended December 31, 2015.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2016, the Company issued 1,608,200 shares of common stock at $2.50 per share and 105,000 shares of common stock at $2.00 per share for aggregate cash proceeds of $4,230,500.

On June 1, 2016, the Company issued an additional 470,765 common shares for no consideration, to investors who had purchased shares between December 2015 and May 2016 at a price of $2.50 per share, in order to effectively reduce the per share price to $2.00 per share. The Company recorded a charge of $941,530 related to the issuance of these shares during the three and six months ended June 30, 2016, which is recorded as common stock price modification expense in the accompanying condensed consolidated statements of operations.

Restricted Stock Awards

On January 11, 2016, the Company issued 350,000 shares of restricted stock with a grant date value of $875,000 to Maxim Group, LLC (“Maxim”), in connection with the entering into an agreement with Maxim for general financial advisory and investment banking services. The shares vested 11.11% in connection with the execution of the agreement, and vest 11.11% monthly thereafter. The shares are marked to market when they vest, and unvested shares are marked to market at each reporting period, with the current fair value expensed over the vesting period. During the three and six months ended June 30, 2016, the Company recognized $272,221 and $563,888 of stock based compensation expense related to the vesting of this award, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Application for Quotation on OTC Bulletin Board

On January 20, 2016 FINRA cleared the Company’s request to submit quotations on the OTC Bulletin Board and in OTC Link. In addition, the Company submitted its application for quotation on the OTCQB marketplace which was approved on March 7, 2016. As of August __, 2016, there have been no sales of the Company’s common stock in the over-the-counter market.

Accumulated Other Comprehensive Loss

For three and six months ended June 30, 2016, the Company recorded $129,742 and $535,465, respectively, of foreign currency translation adjustments as accumulated other comprehensive loss, and for the three and six months ended June 30, 2015, the Company recorded $54,846 and $(17,413), respectively, of foreign currency translation adjustments as accumulated other comprehensive loss.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. STOCKHOLDERS’ EQUITY, continued

Warrants

Pursuant to the Company’s Investor Relations Consulting Agreement (see Note 13 – Commitments and Contingencies – Commitments), the Company granted five-year warrants for the purchase of 75,000 shares of the Company’s common stock to MZCHI on April 18, 2016 and will grant five-year warrants for the purchase of an additional 75,000 shares of the Company’s common stock on October 18, 2016 (collectively, the “IR Warrants”). The warrants have an exercise price of $2.50 per share, and vest three months from the date of grant. As of the effective date of the agreement, the IR Warrants had an aggregate value of $100,501, and the unvested warrants are subject to mark to market adjustments at each reporting and vest date, and which is amortized through the vesting period for each respective grant. During the three and six months ended June 30, 2016, the Company recorded $58,197 of stock-based compensation related to the amortization of the IR Warrants, which is recorded within general and administrative expense in the condensed consolidated statements of operations.

During the three and six months ended June 30, 2016, in connection with the sale of its equity securities, the Company issued five-year warrants (the “CAP Warrants”) to its subsidiary CAP, who acted as placement agent, to purchase 86,722 and 185,100 shares of its common stock, with a weighted average grant date value of $1.00 and $1.01 per share, respectively. Warrants granted between January 1, 2016 and May 31, 2016 were granted with an exercise price of $2.50 per share and warrants granted during June of 2016 had an exercise price of $2.00 per share. On June 1, 2016, the exercise price of warrants granted from December 2015 through May 2016 was reduced to $2.00 per share and the quantity of shares available to be issued pursuant to the warrants was increased, in the aggregate, by 47,076 shares (See Modification of Warrants, below). During the three and six months ended June 30, 2015, in connection with the sale of its equity securities, the Company issued five-year warrants to its subsidiary CAP, who acted as placement agent, to purchase 161,944 and 214,944 shares, respectively, of its common stock with an exercise price of $2.00 per share, which had a weighted average grant date value per share of $0.85 and $0.85, respectively. CAP, in turn, awarded such warrants to its registered representatives and recorded $73,420 and $157,525, of stock-based compensation expense for three and six months ended June 30, 2016, and $117,005 and $154,397, of stock-based compensation expense for the three and six months ended June 30, 2015, respectively, within general and administrative expense in the condensed consolidated statements of operations.

In applying the Black-Scholes option price model to value the warrants, the Company used the following weighted average assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Risk free interest rate	1.12%	1.63%	1.16%	1.57%
Expected term (years)	5.00	5.00	5.00	6.00
Expected volatility	46%	47%	46%	47%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	3%	5%	4%	5%

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. STOCKHOLDERS’ EQUITY, continued

Warrants, continued

A summary of warrant activity during the six months ended June 30, 2016 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, December 31, 2015	1,382,186	$2.10
Issued	307,176	2.00
Exercised	-	-
Cancelled	-	-
Outstanding, June 30, 2016	1,689,362	$2.20	3.04	$-

Exercisable, June 30, 2016	1,614,362	$2.18	2.96	$-

A summary of outstanding and exercisable warrants as of June 30, 2016 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Info	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Exercisable Number of| Warrants
$2.00	Common Stock	640,818	4.3	640,818
$2.50	Common Stock	75,000	4.8	-
$2.30	Preferred Stock	973,544	2.1	973,544
	Total	1,689,362		1,614,362

Modification of Warrants

On June 1, 2016, in connection with the issuance of common stock for the purpose of modifying the investor price per share (see Common Stock, above), the Company modified CAP Warrants granted between December 2015 and May 2016, such that the exercise price was adjusted from $2.50 per share to $2.00 per share, and the aggregate number of shares available to be purchased in connection with the warrants was increased from 198,807 to 245,883 shares. The Company recorded warrant modification expense of $68,548 related to the modification of the CAP Warrants.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. STOCKHOLDERS’ EQUITY, continued

Stock Options

 The Company has computed the fair value of options granted using the Black-Scholes option pricing model. There is currently no public trading market for the shares of AWLD common stock underlying the Company’s 2008 Equity Incentive Plan (the “2008 Plan”). Accordingly, the fair value of the AWLD common stock was estimated by management based on observations of the cash sales prices of AWLD equity securities. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted to consultants represents the contractual term, whereas the expected term of options granted to employees and directors was estimated based upon the “simplified” method for “plain-vanilla” options. Given that the Company’s shares are not publicly traded, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options. The Company estimated forfeitures related to options at an annual rate of 5% for options outstanding at June 30, 2016.

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

There were no stock options granted during the three and six months ended June 30. 2016.

 During the three and six months ended June 30, 2016 the Company recorded stock-based compensation expense of $127,449 and $277,436 respectively and during the three and six months ended June 30, 2015, the Company recorded stock-based compensation expense of $218,690 and $451,426, respectively, related to stock option grants, which is reflected as general and administrative expenses in the condensed consolidated statements of operations. As of June 30, 2016, there was $1,519,613 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.7 years, of which $216,613 of unrecognized expense is subject to non-employee mark-to-market adjustments.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. STOCKHOLDERS’ EQUITY, continued

Stock Options, continued

A summary of options activity during the six months ended June 30, 2016 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding, December 31, 2015	8,939,436	$2.70
Granted	-	-
Exercised	-	-
Expired	(75,000)	3.85
Forfeited	(43,750)	2.32
Outstanding, June 30, 2016	8,820,686	$2.69	2.4	$-

Exercisable, June 30, 2016	6,116,281	$2.88	1.8	$-

The following table presents information related to stock options at June 30, 2016:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.20	2,166,890	3.9	541,723
2.48	4,847,375	2.4	3,775,637
3.30	10,000	3.9	2,500
3.50	25,000	2.0	25,000
3.85	1,771,421	0.0	1,771,421
	8,820,686	1.8	6,116,281

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

Consulting Agreements

On or about January 11, 2016, the Company entered into an agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company. Pursuant to the terms of this agreement, Maxim will receive a monthly cash fee of $7,500 for the duration of the agreement, which may be terminated by either party at any time after six months, or upon 30 days prior written notice to the other party. In connection with the agreement, the Company issued 350,000 shares of restricted common stock valued at $2.50 per share to Maxim (see Note 12 – Stockholders’ Equity), which vest 11.1% upon execution of the agreement, and 11.1% monthly thereafter. An additional 100,000 shares of restricted stock will be issued to Maxim upon the uplisting of the Company’s common stock to a national exchange.

The Company entered into an Investor Relations Consulting Agreement effective April 8, 2016 (the “IR Agreement”) with MZHCI LLC (“MZHCI”) to provide consulting services with respect to financial markets and exchanges, competitors, business acquisitions and other related matters in exchange for consideration of $6,500 of cash per month plus five-year warrants for the purchase of up to 150,000 shares of the Company’s common stock at an exercise price of $2.50 per share, of which warrants for the purchase of 75,000 share of common stock were granted on April 18, 2016 (see Note 12 – Stockholders’ Equity – Warrants) and warrants for the purchase of additional 75,000 shares of common stock are to be granted on October 18, 2016.

Importer Agreement

The Company entered into an agreement (the “Importer Agreement”) with an importer (the “Importer”) effective June 1, 2016, pursuant to which the Company has engaged the Importer as its sole and exclusive importer, distributor and marketing agent of wine in the United States at prices mutually agreed upon by the Company and the Importer.  The Importer Agreement terminates on December 31, 2020, and is renewable for an indefinite number of successive three year terms.  The Importer Agreement may be terminated by the Company or the Importer for cause, as defined in the Importer Agreement.

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

Foreign Currency Exchange Rates

The Argentine peso to United States dollar exchange rate was 14.8466, 14.9690 and 12.9441 at August 11, 2016, June 30, 2016 and December 31, 2015, respectively.

Equity Compensation Plan

On July 11, 2016, the Board of Directors of Algodon Wines & Luxury Development Group, Inc. (the “Company”) adopted the 2016 Stock Option Plan (the “2016 Plan”). Under the 2016 Plan, 1,224,308 shares of common stock of the Company are authorized for issuance, with an automatic annual increase on January 1 of each year equal to 2.5% of the total number of shares of common stock outstanding on such date, on a fully diluted basis.

On July 19, 2016, options for the purchase of an aggregate 400,000 shares of the Company’s common stock were granted to two members of the Company’s Board of Directors, under the 2016 Plan.

Equity Transactions

During the period from July 22, 2016 through the filing date of this report, the Company sold 125,250 shares of its common stock at a price of $2.00 per share for cash proceeds of $250,500.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by us, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We disclaim any obligation to update forward-looking statements.

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

Through our subsidiaries, we currently operate Algodon Mansion, a Buenos Aires-based luxury boutique hotel property, and we have redeveloped, expanded and repositioned a winery and golf resort property called Algodon Wine Estates for subdivision of a portion of this property for residential development.

Investment in foreign real estate requires consideration of certain risks typically not associated with investing in the United States. Such risks include trade balances and imbalances and related economic policies, unfavorable currency exchange rate fluctuations, imposition of exchange control regulation by the United States or foreign governments, United States and foreign withholding taxes, limitations on the removal of funds or other assets, policies of governments with respect to possible nationalization of their industries, political difficulties including expropriation of assets, confiscatory taxation and economic or political instability in foreign nations or changes in laws which affect foreign investors.

Recent Developments and Trends

Financings

 During the three and six months ended June 30, 2016, we raised approximately $1.4 and $4.2 million, respectively, of new capital from the issuance of common stock for cash.

Initiatives

We have implemented a number of initiatives designed to expand revenues and control costs. Revenue enhancement initiatives include expanding marketing, investment in additional winery capacity and developing new real estate development revenue sources. Cost reduction initiatives include investment in equipment that will decrease our reliance on subcontractors, as well as outsourcing and restructuring of certain functions. Our goal is to become more self-sufficient and less dependent on outside financing.

Liquidity

As reflected in our condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $63 million, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2015 and 2014, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management, as well as increase the marketing of our products and continue the development of our real estate holdings.

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

Consolidated Results of Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Overview

We reported net losses of approximately $3.3 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively. The increase in net loss is primarily due to approximately $0.9 million expense resulting from the issuance of stock for no consideration to our existing stockholders, in order to effectively reduce the price of shares previously purchased for $2.50 per share, to $2.00 per share. This increase in expense was partially offset by a $0.3 million increase in gross profit, as well as a $0.2 million decrease in operating expenses.

Revenues

Revenues were approximately $339,000 and $269,000 during the three months ended June 30, 2016 and 2015, respectively, representing an increase of $70,000 or 26%. The decrease in revenues of approximately $195,000 from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the second quarter of 2016 compared to the same quarter in 2015 was offset by a $108,000 increase in broker-dealer revenues, a $121,000 increase in hotel revenues and $40,000 increase in agricultural sales and other revenues during the quarter.

Gross loss

We generated a gross loss of approximately $65,000 for the three months ended June 30, 2016 as compared to $367,000 for the three months ended June 30, 2015, representing an increase of $302,000 or 82%. Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $232,000 from $637,000 for the three months ended June 30, 2015 to $405,000 for the three months ended June 30, 2016. The decrease in cost of sales results principally from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the second quarter of 2016 compared to the same quarter in 2015. The decrease in gross loss results from the aforementioned increase in broker-dealer and hotel revenues, for which costs of sales are relatively fixed.

Selling and marketing expenses

Selling and marketing expenses were approximately $37,000 and $82,000 for the three months ended June 30, 2016 and 2015, respectively, representing a decrease of $45,000 or 55%, primarily due to a decrease in marketing costs resulting from the renegotiation of pricing with certain marketing providers and consultants.

General and administrative expenses

General and administrative expenses were approximately $2.1 million for the three months ended June 30, 2016, as compared to $2.2 million for the three months ended June 30, 2015, representing a decrease of $100,000 or 4%. General and administrative expense significant variations included a $610,000 increase in stock based compensation resulting from the vesting of restricted stock and warrants issued to consultants in connection with the Company’s entry into agreements for financial advisory and investor relations services, which was offset by (1) a $231,000 decrease from the impact of the fluctuations in exchange rate of the Argentine peso to the United States dollar; (2) decreases in commissions and stock based compensation to registered representatives of approximately $150,000, due to reduced capital raise (3) decreases of approximately $290,000 in administrative salary costs resulting from staff reductions.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $6,000 and $65,000 during the three months ended June 30, 2016 and 2015, respectively, representing a decrease of $59,000 or 91%. It should be noted that an additional $28,000 and $43,000 of depreciation and amortization expense was capitalized to inventory during the three months ended June 30, 2016 and 2015, respectively. The decrease in depreciation charges is attributable to (a) a $23,000 true up in accumulated depreciation during the quarter, and (b) $51,000 to the decline of in value of the Argentine peso vis-à-vis the U.S. dollar as most of our property and equipment is located in Argentina.

Interest expense, net

Interest expense was approximately $64,000 and $107,000 during the three months ended June 30, 2016 and 2015, respectively, representing a decrease of $43,000 or 40% related to the reduction (exchange or repayment) of debt during 2015.

Common stock price modification

We recognized common stock price modification expense of approximately $942,000 during the three months ended June 30, 2016, related to the issuance of 470,771 shares of our common stock for no consideration, to investors who had previously purchased shares at a price of $2.50 per share, in order to effectively reduce their per share price to $2.00 per share.

Warrant modification expense

Warrant modification expense of approximately of $69,000 during the three months ended June 30, 2016 is related to the modification of the warrants (the “CAP Warrants”) previously issued to registered representatives of our subsidiary DPEC Capital, Inc. (“CAP”) who acted as the Company’s placement agent. On June 1, 2016, the Company modified CAP Warrants granted between December 2015 and May 2016, such that the exercise price was adjusted from $2.50 per share to $2.00 per share, and the aggregate number of shares available to be purchased in connection with the warrants was increased from 198,807 to 245,883 shares.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Overview

We reported net losses of approximately $5.3 million and $4.9 million for the six months ended June 30, 2016 and 2015, respectively, reflecting a decrease of $0.4 million or 8%. The increase in net loss is primarily due to approximately $0.9 million expense resulting from the issuance of stock for no consideration to our existing stockholders, in order to effectively reduce the price of shares previously purchased for $2.50 per share, to $2.00 per share. This increase in expense was partially offset by a $0.3 million increase in gross profit, as well as a $0.2 million decrease in operating expenses.

Revenues

Revenues were approximately $782,000 and $841,000 during the six months ended June 30, 2016 and 2015, respectively. Decreases of $448,000 resulting from the decline in the value of the Argentine peso vis-à-vis the U.S. dollar were partially and a decrease of $30,000 in wine sales were partially offset by a $227,000 increase in hotel and agricultural revenues, an increase of $174,000 increase in broker-dealer revenues and $20,000 in maintenance fees.

Gross profit (loss)

We generated a gross profit of approximately $43,000 for the six months ended June 30, 2016 and a gross loss of $279,000 for the six months ended June 30, 2015, representing an improvement of $322,000. Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, decreased to approximately $739,000 for the six months ended June 30, 2016, from $1,121,000 for the six months ended June 30, 2015. The decrease in cost of sales results principally from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the first six months of 2016 compared to the comparable period in 2015. The decrease in gross loss results from the $174,000 increase in broker-dealer revenues, and the $148,000 increase in hotel revenues, for which costs of sales are relatively fixed.

Selling and marketing expenses

Selling and marketing expenses were approximately $83,000 and $137,000, for the six months ended June 30, 2016 and 2015, respectively, a decrease of $54,000 or 39%. The decrease is primarily attributable to a decrease in marketing costs resulting from the renegotiation of pricing with certain marketing providers and consultants.

General and administrative expenses

General and administrative expenses were approximately $4.1 million and $4.2 million for the six months ended June 30, 2016 and 2015, respectively, representing a decrease of $100,000 or 2%. General and administrative expense significant variations included a $610,000 increase in stock based compensation resulting from the vesting of restricted stock and warrants issued to consultants and $231,000 increase in consulting expenses in connection with the Company’s entry into a agreements for financial advisory and investor relations services, as well as an increase in severance costs during the period of $275,000. These increases were offset by (a) $486,000 decrease resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the six months ended June 30, 2016 as compared to the same period in 2015; (b) $430,000 decrease in administrative compensation expense, primarily due to staff reductions during the period, and (c) $230,000 decrease in commission and stock based compensation to registered representatives, due to reduced capital raising activity during 2016.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $52,000 and $132,000 during the six months ended June 30, 2016 and 2015, respectively, representing a decrease of $80,000 or 60%. It should be noted that an additional $51,000 and $90,000 of depreciation and amortization expense was capitalized to inventory during the six months ended June 30, 2016 and 2015, respectively. The decrease in depreciation expense results primarily from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the six months ended June 30, 2016 as compared to the same period in 2015, as most of our property and equipment is located in Argentina.

 Interest expense, net

 Interest expense was approximately $91,000 and $154,000 during the six months ended June 30, 2016 and 2015, respectively, representing a decrease of $63,000 or 41%, related to the reduction (exchange or repayment) of debt during 2015.

Common stock price modification

We recognized common stock price modification expense of approximately $942,000 during the six months ended June 30, 2016, related to the issuance of 470,771 shares of our common stock for no consideration, to investors who had previously purchased shares at a price of $2.50 per share, in order to effectively reduce their per share price to $2.00 per share.

Warrant modification expense

Warrant modification expense of approximately of $69,000 during the six months ended June 30, 2016 is related to the modification of the warrants (the “CAP Warrants”) previously issued to registered representatives of our subsidiary DPEC Capital, Inc. (“CAP”) who acted as the Company’s placement agent. On June 1, 2016, the Company modified CAP Warrants granted between December 2015 and May 2016, such that the exercise price was adjusted from $2.50 per share to $2.00 per share, and the aggregate number of shares available to be purchased in connection with the warrants was increased from 198,807 to 245,883 shares.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	June 30, 2016	December 31, 2015
Cash	$584,218	$110,645
Working Capital Deficiency	$(308,825)	$(1,477,183)

Based upon our working capital situation as of June 30, 2016, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have relied primarily on debt and equity private placement offerings to third party independent, accredited investors to sustain operations. These offerings were conducted by our wholly-owned subsidiary DPEC Capital, Inc. Additionally, from time to time, we secured individual, direct loans from our CEO and other shareholders.

During the six months ended June 30, 2016, we issued common stock to accredited investors in a private placement transaction for gross proceeds of $4,230,500.

The proceeds from these financing activities were used to fund our existing operating deficits, legal and accounting expenses associated with being a public company, capital expenditures associated with our real estate development projects, enhanced marketing efforts to increase revenues and the general working capital needs of the business.

 Availability of Additional Funds

As a result of the above developments, we have been able to sustain operations. However, we will need to raise additional capital in order to meet our future liquidity needs for operating expenses, additional capital expenditures for the winery expansion and to further invest in our real estate development. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations.

Sources and Uses of Cash for the Six Months Ended June 30, 2016 and 2015

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 and 2015 amounted to approximately $3,590,000 and $4,352,000, respectively. During the six months ended June 30, 2016, the net cash used in operating activities was primarily attributable to the net loss of approximately $5,291,000 adjusted for approximately $2,161,000 of net non-cash expenses, and approximately $460,000 of cash used by changes in the levels of operating assets and liabilities. During the six months ended June 30, 2015, the net cash used in operating activities was primarily attributable to the net loss of approximately $4,882,000 adjusted for approximately $987,000 of non-cash expenses, and approximately $458,000 of cash used in by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 and 2015 amounted to approximately $208,000 and $144,000, respectively, and was primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 and 2015 amounted to approximately $4,206,000 and $5,348,000, respectively. For the six months ended June 30, 2016, the net cash provided by financing activities resulted primarily from the offering of equity securities for proceeds of approximately $4,231,000 and proceeds from loans payable of approximately $35,000, partially offset by the repayments of debt of $60,000. For the six months ended June 30, 2015, the net cash provided by financing activities resulted primarily from the offering of equity securities for proceeds of approximately $5,498,000, partially offset by the repayment of debt of $150,000.

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

Based on current cash on hand and subsequent activity as described herein, our cash-on-hand only allows us to operate our business operations through November 2016. While we are exploring opportunities with third parties and related parties to provide some or all of the capital we need over the short and long terms, we have not entered into any external agreement to provide us with the necessary capital. Historically, the Company has been successful in raising funds to support our capital needs. If we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2015 and 2014 consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K filed with the SEC on March 30, 2016, as amended on March 31, 2016. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

New Accounting Pronouncements

We have implemented all new accounting standards that are in effect and may impact our condensed consolidated financial statements and we do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations, except as disclosed below.

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

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduce the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). We are currently evaluating the impact of the adoption of ASU 2016-10 on our consolidated financial statements or disclosures.

In May 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“Update 2016-12”), amending Update 2014-09. The amendments do not change the core principles of Update 2014-09, but clarify matters related to assessment of a collectability criterion, presentation of sales and other taxes collected from customers, non-cash consideration, contract modifications at transition and completed contracts at transition. The requirements for these standards relating to Topic 606 will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of the updated requirements on our consolidated financial statements.

 Item 3. Quantitative and Qualitative Disclosure About Market Risk

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2016, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2016, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016, as amended on March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Issuances of Shares, Options and Warrants

 Other than previously reported, there have been no unregistered sales of equity securities during the six month period ended June 30, 2016.

There were no stock options granted during the six months ended June 30, 2016.

On July 19, 2016, the Company granted options to purchase a total of 400,000 shares of common stock at an exercise price of $2.20 to two members of the Company’s Board of Directors pursuant to the 2016 Stock Option Plan.

Between July 22, 2016 and August 11, 2016, the Company issued 125,250 shares of its common stock at a price of $2.00 per share to accredited investors in a private placement transaction for gross proceeds of $250,500. Commissions in the form of cash of $25,050 and 12,525 warrants to purchase common stock at $2.00 per share were paid to DPEC Capital, Inc., the Company’s registered broker dealer subsidiary in connection with these share issuances. DPEC Capital, Inc., in turn, awarded such warrants to its registered representatives. The investors and registered representatives all had sufficient knowledge and experience in financial, investment and business matters to be capable of evaluating the merits and risks of investment in the Company and able to bear the risk of loss. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. No general solicitation was used in this offering. A Form D was filed on October 8, 2015.

Application for Quotation on OTC Bulletin Board

On January 20, 2016 FINRA cleared the Company’s request to submit quotations on the OTC Bulletin Board and in OTC Link. In addition, the Company submitted its application for quotation on the OTCQB marketplace which was approved on March 7, 2016. As of August 15, 2016, there have been no sales of the Company’s common stock in the over-the-counter market.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

Effective June 1, 2016, the Company entered into an exclusive import and distribution agreement with Port Washington Imports, LLC (d/b/a Seaview Imports) for the importation, distribution, and marketing of the Company’s wine in the United States. The agreement terminates on December 31, 2020, and is renewable for an indefinite number of successive three year terms.  The agreement may be terminated by either party for cause, as provided in the agreement.

Item 6. Exhibits

 The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013(1)
3.2	Amended and Restated Bylaws(1)
3.3	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013(1)
10.1	Letter Agreement between Maxim Group, LLC and the Company, dated January 11, 2016(2)
10.2	Investor Relations Consulting Agreement between MZHCI, LLC and the Company, dated April 8, 2016(3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K dated March 30, 2016, as amended on March 31, 2016.
(3)	Incorporate by reference to the Company’s Form 10Q filed on May 16, 2016.
*	Filed herewith.
**	Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2016	ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

