Form 10-Q
period 2016-09-30
Algodon Wines & Luxury Development Group, Inc.
filed 2016-11-15
CIK 1559998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________.

Commission file number: 000-55209

Algodon Wines & Luxury Development Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2158952
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of November 11, 2016, there were 42,452,743 shares of Algodon Wines & Luxury Development Group, Inc. common stock, $0.01 par value issued and 42,448,332 outstanding.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets
Cash	$589,935	$110,645
Accounts receivables, net	185,269	232,789
Accounts receivables - related parties, net	504,578	333,911
Advances and loans to registered representatives, net	470,786	189,612
Inventory	1,182,668	1,184,268
Prepaid expenses and other current assets, net	518,813	602,800
Total Current Assets	3,452,049	2,654,025
Property and equipment, net	3,901,443	4,454,969
Prepaid foreign taxes, net	224,042	360,015
Investment - related parties	59,944	127,202
Deposits	61,284	61,284
Total Assets	$7,698,762	$7,657,495

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$401,228	$585,095
Accrued expenses	1,767,209	1,869,808
Deferred revenue	1,653,217	1,384,317
Convertible and non-convertible debt obligations	187,500	287,500
Other liabilities	12,954	4,488
Total Current Liabilities	4,022,108	4,131,208
Accrued expenses, non-current portion	344,770	399,119
Total Liabilities	4,366,878	4,530,327

Commitments and Contingencies

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 per share; 11,000,000 shares authorized; 902,670 shares available for issuance; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 42,140,243 and 38,879,333 shares issued and 42,135,832 and 38,874,922 shares outstanding as of September 30, 2016 and December 31, 2015	421,402	388,793
Additional paid-in capital	78,221,255	69,933,147
Accumulated other comprehensive loss	(10,269,639)	(9,591,274)
Accumulated deficit	(65,027,064)	(57,589,428)
Treasury stock, at cost, 4,411 shares at September 30, 2016 and December 31, 2015	(14,070)	(14,070)
Total Stockholders' Equity	3,331,884	3,127,168
Total Liabilities and Stockholders' Equity	$7,698,762	$7,657,495

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Sales	$327,336	$593,114	$1,109,796	$1,434,352
Cost of sales	(535,944)	(444,814)	(1,275,191)	(1,565,485)
Gross (loss) profit	(208,608)	148,300	(165,395)	(131,133)

Operating Expenses
Selling and marketing	2,347	39,820	85,225	176,674
General and administrative	1,871,448	1,673,925	5,969,582	5,854,367
Depreciation and amortization	11,274	53,594	63,347	185,262
Total operating expenses	1,885,069	1,767,339	6,118,154	6,216,303
Loss from Operations	(2,093,677)	(1,619,039)	(6,283,549)	(6,347,436)

Other Expenses
Interest expense, net	53,025	34,388	144,009	187,924
Common stock price modification	-	-	941,530	-
Warrant modification expense	-	-	68,548	-
Total other expenses	53,025	34,388	1,154,087	187,924

Net Loss	$(2,146,702)	$(1,653,427)	$(7,437,636)	$(6,535,360)

Net Loss Per Share:
Basic and Diluted	$(0.05)	$(0.04)	$(0.18)	$(0.18)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	41,708,005	38,592,564	40,597,215	37,342,916

 See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net Loss	$(2,146,702)	$(1,653,427)	$(7,437,636)	$(6,535,360)
Other Comprehensive Loss
Foreign currency translation adjustments	(142,900)	(115,931)	(678,365)	(133,344)
Total Comprehensive Loss	$(2,289,602)	$(1,769,358)	$(8,116,001)	$(6,668,704)

 See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - December 31, 2015	38,879,333	$388,793	4,411	$(14,070)	$69,933,147	$(9,591,274)	$(57,589,428)	$3,127,168
Common stock issued for cash	2,371,739	23,717	-	-	5,523,873	-	-	5,547,590
Common stock issued for price modification	470,771	4,708	-	-	936,822	-	-	941,530
Exchange of 12.5% notes and accrued interest for common stock	37,700	377	-	-	75,056	-	-	75,433
Stock-based compensation:
Common stock issued under 401(k) profit sharing plan	30,700	307	-	-	76,443	-	-	76,750
Options and warrants	-	-	-	-	813,644	-	-	813,644
Vesting of restricted stock	350,000	3,500	-	-	793,722	-	-	797,222
Warrant modification expense	-	-	-	-	68,548	-	-	68,548
Comprehensive loss:
Net loss	-	-	-	-	-	-	(7,437,636)	(7,437,636)
Other comprehensive loss	-	-	-	-	-	(678,365)	-	(678,365)
Balance - September 30, 2016	42,140,243	$421,402	4,411	$(14,070)	$78,221,255	$(10,269,639)	$(65,027,064)	$3,331,884

 See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2016	2015

Cash Flows from Operating Activities
Net loss	$(7,437,636)	$(6,535,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) expense	60,175	71,843
Options and warrants	813,644	865,474
Vesting of restricted stock	797,222	-
Common stock price modification expense	941,530	-
Warrant modification expense	68,548	-
Net realized and unrealized investment losses	75,568	170,210
Depreciation and amortization	101,758	185,262
Provision for uncollectible assets	(21,584)	80,401
Prepaid compensation amortization	2,250	3,083
Other non-cash income, net	(8,310)	(15,876)
Decrease (increase) in assets:
Accounts receivable	(191,883)	(292,076)
Inventory	(185,825)	(18,727)
Prepaid expenses and other current assets	(169,405)	(139,714)
Deposits	-	(22,284)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(122,196)	(359,577)
Deferred revenue	483,895	275,136
Other liabilities	6,896	(4,762)
Total Adjustments	2,652,283	798,393
Net Cash Used in Operating Activities	(4,785,353)	(5,736,967)
Cash Used in Investing Activities
Purchase of property and equipment	(260,338)	(369,873)
Net Cash Used in Investing Activities	(260,338)	(369,873)
Cash Provided by Financing Activities
Repayments of loans payable	-	(100,000)
Repayments of convertible debt obligations	(50,000)	(50,000)
Proceeds from common stock offering	5,547,590	5,643,884
Net Cash Provided by Financing Activities	5,497,590	5,493,884
Effect of Exchange Rate Changes on Cash	27,391	542,322
Net Increase in Cash	479,290	(70,634)
Cash - Beginning of Period	110,645	442,725
Cash - End of Period	$589,935	$372,091

Supplemental Disclosures of Cash Flow Information:
Interest paid	$70,513	$128,171
Income taxes paid	$88	$20,550

Non-Cash Investing and Financing Activity
Accrued stock based compensation converted to equity	$76,750	$73,401
Debt and interest converted to equity	$75,433	$-

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses of $2,146,702 and $7,437,636 during the three and nine months ended September 30, 2016, respectively, and $1,653,427 and $6,535,360 during the three and nine months ended September 30, 2015, respectively. The Company has an accumulated deficit of $65,027,064 at September 30, 2016. Cash used in operating activities was $4,785,353 and $5,736,967 for the nine months ended September 30, 2016 and 2015, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to expand its business objectives. The Company funded its operations for the nine months ended September 30, 2016 and 2015 primarily through a private placement offering of common stock for proceeds of $5,547,590 and $5,643,884, respectively. The Company presently has only enough cash on hand to sustain its operations through February 2017. Historically, the Company has been successful in raising funds to support our capital needs. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016, as amended on March 31, 2016. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited consolidated financial statements.

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound). There has been a steady devaluation of the Argentine peso relative to the United States dollar in recent years. Assets and liabilities are translated into U.S. dollars at the balance sheet date (15.3338 and 12.9441 at September 30, 2016 and December 31, 2015, respectively) and revenue and expense accounts are translated at a weighted average exchange rate for the period or for the year then ended (14.5245 and 8.9612 for the nine months ended September 30, 2016 and 2015, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $255,745 and $45,055 at September 30, 2016 and December 31, 2015, respectively.

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

Revenue Recognition

The Company earns revenues from its real estate, hospitality, food & beverage, broker-dealer and other related services. Revenues from rooms, food, and beverage and other operating departments are recognized as earned at the time of sale or rendering of service. Cash received in advance of the sale or rendering of services is recorded as advance deposits or deferred revenue on the condensed consolidated balance sheets. Deferred revenues associated with real estate lot sale deposits are recognized as revenues (along with any outstanding balance) when the lot sale closes and the deed is provided to the purchaser. Other deferred revenues primarily consist of deposits accepted by the Company in connection with agreements to sell barrels of wine. These wine barrel deposits are recognized as revenues (along with any outstanding balance) when the barrel of wine is shipped to the purchaser. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the condensed consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2016	2015
Options	7,524,265	8,956,311
Warrants	1,755,216	1,350,895
Total potentially dilutive shares	9,279,481	10,307,206

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” which provides guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in practice. The ASU is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

The Company has implemented all new accounting standards that are in effect and may impact its condensed consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

4.	INVENTORY

Inventory at September 30, 2016 and December 31, 2015 is comprised of the following:

	September 30, 2016	December 31, 2015
Vineyard in process	$170,469		$180,582
Wine in process	705,127	.	826,851
Finished wine	210,285		104,159
Other	96,787		72,676
	$1,182,668		$1,184,268

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	NET CAPITAL REQUIREMENTS

The Company’s subsidiary, CAP, as a registered broker-dealer, is subject to the SEC’s Uniform Net Capital Rule 15c3-1 that requires the maintenance of minimum net capital. This requires that CAP maintain minimum net capital of $5,000 and requires that the ratio of aggregate indebtedness, as defined, to net capital, shall not exceed 15 to 1.

As of September 30, 2016 and December 31, 2015, CAP’s net capital exceeded the requirement by $65,705 and $32,078, respectively.

The Company had a percentage of aggregate indebtedness to net capital of approximately 11.82 % and 95.8% as of September 30, 2016 and December 31, 2015, respectively.

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

Investments – Related Parties at Fair Value

As of September 30, 2016	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$59,944	$59,944

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$127,202	$127,202

A reconciliation of Level 3 assets is as follows:

Warrants

Balance - December 31, 2015	$127,202
Received	27,703
Allocated to employees as compensation	(19,393)
Unrealized loss	(75,568)
Balance - September 30, 2016	$59,944

	September 30,2016	December 31,2015

Accumulated unrealized (losses) gains related to investments at fair value	$(58,349)	$(33,058)

It is the Company’s policy to distribute part or all of the warrants CAP earns through serving as placement agent on various private placement offerings for a related but independent entity under common management, to registered representatives or other employees who provided investment banking services. The Company recorded $1,809 and $19,393 of compensation expense (fair value) related to these distributed warrants for the three and nine months ended September 30, 2016, respectively. The Company recorded $37,052 compensation expense (fair value) related to these distributed warrants for the three and nine months ended September 30, 2015. Warrants retained by the Company’s broker-dealer subsidiary are marked to market at each reporting date using the Black-Scholes option pricing model. Unrealized losses on affiliate warrants of $28,079 and $75,568 recorded during the three and nine months ended September 30, 2016 and $29,772 and $170,210 for the three and nine months ended September 30, 2015, respectively, are included in revenues on the accompanying condensed consolidated statements of operations.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

The fair value of the warrants was determined based on the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including the expected share price volatility. Given that such shares were not publicly-traded through September 30, 2016, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, of similarly positioned public companies within the industry.

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

7.	ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	September 30, 2016	December 31, 2015

Accrued compensation and payroll taxes	1,181,503	1,400,498
Accrued taxes payable	127,476	97,428
Accrued interest	261,133	255,497
Other accrued expenses	197,097	116,385
Accrued expenses, current	1,767,209	1,869,808
Accrued payroll tax obligations, non-current	344,770	399,119
Total accrued expenses	2,111,979	2,268,927

8.	LOANS PAYABLE

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

For the three and nine months ended September 30, 2016, the Company repaid $25,000 and $50,000, respectively, of principal related to the 8% Notes.

The Company accrued interest expense of $8,294 and $24,457 during the three and nine months ended September 30, 2016 and $9,943 and $31,317 during the three and nine months ended September 30, 2015, respectively, in connection with its convertible notes.

The Company’s debt obligations consist of the following:

	September 30, 2016			December 31, 2015
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

8% Convertible Notes	$187,500	$245,341	$432,841	$237,500	$220,884	$458,384
12.5% Convertible Notes	-	-	-	50,000	34,613	84,613
Total	$187,500	$245,341	$432,841	$287,500	$255,497	$542,997

[1] Accrued interest is included as a component of accrued expenses on the condensed consolidated balance sheets.

10.	RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties, net of $504,578 and $333,911 at September 30, 2016 and December 31, 2015, respectively, represents the net realizable value of advances made to related, but independent, entities under common management, of which $260,080 and $182,227, respectively, represents amounts owed to the Company in connection with expense sharing agreements as described below.

Investments

See Note 6 – Investments and Fair Value of Financial Instruments, for information related to investments in related parties.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	RELATED PARTY TRANSACTIONS, continued

Revenues

For the three and nine months ended September 30, 2016, the Company recorded $1,511 and $88,344 of private equity and venture capital fees arising from private placement transactions on behalf of a related, but independent, entity under common management. The Company recorded an accrual reversal during the three months ended September 30, 2016, such that, of the total fees earned, $(6,815) and $60,641 respectively, represent cash fees earned during the three and nine months ended September 30, 2016, and $5,304 and $27,703 respectively, represent fees in the form of warrants for the three and nine months ended September 30, 2016. Fees in the form of warrants were recorded at fair value as of the grant date using the Black-Scholes option pricing model. For both the three and nine months ended September 30, 2015, CAP recorded $238,517 of private equity and venture capital fees arising from private placement transactions on behalf of a related, but independent, entity under common management. Of this amount, $185,589 represent cash fees and $52,928 represent fees in the form of warrants, which were recorded at fair value as of the grant date using the Black-Scholes option pricing model.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related entity of which AWLD’s CEO is Chairman and Chief Executive Officer, and AWLD’s CFO is an executive officer, to share expenses such as office space, support staff and other operating expenses. General and administrative expenses were reduced by $14,138 and $82,528 during the three and nine months ended September 30, 2016 and $39,196 and $124,133 during the three and nine months ended September 30, 2015, respectively. The entity owed $245,003 and $177,755 to the Company under the expense sharing agreement as of September 30, 2016 and December 31, 2015, respectively, which is included in accounts receivable – related parties, net on the accompanying condensed consolidated balance sheets.

In addition, the Company has an expense sharing agreement with a related, but independent entity to share expenses such as office space and other clerical services. The owners of more than 5% of that entity include (i) AWLD’s chairman, and (ii) a more than 5% owner of AWLD. General and administrative expenses were reduced by $3,990 and $11,970 during the three and nine months ended September 30, 2016, respectively and $3,990 and $11,970 during the three and nine months ended September 30, 2015, respectively. The entity owed $392,077 and $380,472 to the Company under the expense sharing agreement as of September 30, 2016 and December 31, 2015, respectively, of which $377,000 and $376,000, respectively, is deemed unrecoverable and written off.

11.	BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	BENEFIT CONTRIBUTION PLAN, continued

A participant is always fully vested in their account, including the Company’s contribution. For the three and nine months ended September 30, 2016, the Company recorded a charge associated with its contribution of $17,668 and $60,175 and for the three and nine months ended September 30, 2015, the Company recorded a charge associated with its contribution of $6,108 and $71,842, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle prior year’s obligations based on the fair market value of its common stock on the date the shares are issued. During the nine months ended September 30, 2016, the Company issued 30,700 shares of common stock at $2.50 per share in connection with its 401(k) obligation for the year ended December 31, 2015.

12.	STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2016, the Company issued 1,608,200 shares of common stock at $2.50 per share and 763,539 shares of common stock at $2.00 per share for aggregate cash proceeds of $5,547,590.

On June 1, 2016, the Company issued an additional 470,771 common shares for no consideration, to investors who had purchased shares between December 2015 and May 2016 at a price of $2.50 per share, in order to effectively reduce the per share price to $2.00 per share. The Company recorded a charge of $941,530 related to the issuance of these shares during the three and nine months ended September 30, 2016, which is recorded as common stock price modification expense in the accompanying condensed consolidated statements of operations.

Restricted Stock Awards

On January 11, 2016, the Company issued 350,000 shares of restricted stock with a grant date value of $875,000 to Maxim Group, LLC (“Maxim”), in connection with entering into an agreement with Maxim for general financial advisory and investment banking services. The shares vested 11.11% in connection with the execution of the agreement, and vest 11.11% monthly thereafter. The shares are marked to market when they vest, and unvested shares are marked to market at each reporting period, with the current fair value expensed over the vesting period. During the three and nine months ended September 30, 2016, the Company recognized $233,333 and $797,222 of stock-based compensation expense related to the vesting of this award, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The shares are fully vested and there is no unrecognized stock based-compensation related to these shares as of as of September 30, 2016.

On or about October 28, 2016, the Company terminated its agreement with Maxim. In connection with the termination, the Company is currently in negotiations with Maxim for a return of a portion of the 350,000 shares of common stock valued at $2.50 per share previously issued to Maxim but there can be no assurance that any shares will be returned.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCKHOLDERS’ EQUITY, continued

Application for Quotation on OTC Bulletin Board

On January 20, 2016 FINRA cleared the Company’s request to submit quotations on the OTC Bulletin Board and in OTC Link. In addition, the Company submitted its application for quotation on the OTCQB marketplace which was approved on March 7, 2016. The Company’s common stock began trading in the over-the-counter market on September 23, 2016.

Accumulated Other Comprehensive Loss

For three and nine months ended September 30, 2016, the Company recorded $(142,900) and $(678,365), respectively, of foreign currency translation adjustments as accumulated other comprehensive loss, and for the three and nine months ended September 30, 2015, the Company recorded $(115,931) and $(133,344), respectively, of foreign currency translation adjustments as accumulated other comprehensive loss.

Warrants

Pursuant to the Company’s Investor Relations Consulting Agreement (see Note 13 – Commitments and Contingencies – Commitments), the Company granted five-year warrants for the purchase of 75,000 shares of the Company’s common stock to MZCHI on April 18, 2016 and will grant five-year warrants for the purchase of an additional 75,000 shares of the Company’s common stock on October 18, 2016 (collectively, the “IR Warrants”). (See Note 14 – Subsequent Events). The warrants have an exercise price of $2.50 per share, and vest three months from the date of grant. As of the effective date of the agreement, the IR Warrants had an aggregate value of $103,500, and the unvested warrants are subject to mark to market adjustments at each reporting and vest date, and which is amortized through the vesting period for each respective grant. During the three and nine months ended September 30, 2016, the Company recorded $20,730 and $78,927 of stock-based compensation related to the amortization of the IR Warrants, which is recorded within general and administrative expense in the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2016, in connection with the sale of its equity securities, the Company issued five-year warrants (the “CAP Warrants”) to its subsidiary CAP, who acted as placement agent, to purchase 65,854 and 250,954 shares of its common stock, with a weighted average grant date value of $0.82 and $0.96 per share, respectively. Warrants granted between January 1, 2016 and May 31, 2016 were granted with an exercise price of $2.50 per share and warrants granted between June 1, 2016 and September 30, 2016 had an exercise price of $2.00 per share. On June 1, 2016, the exercise price of warrants granted from December 2015 through May 2016 was reduced to $2.00 per share and the quantity of shares available to be issued pursuant to the warrants was increased, in the aggregate, by 47,076 shares (See Modification of Warrants, below). During the three and nine months ended September 30, 2015, in connection with the sale of its equity securities, the Company issued five-year warrants to its subsidiary CAP, who acted as placement agent, to purchase 112,407 and 327,351 shares, respectively, of its common stock with an exercise price of $2.00 per share, which had a weighted average grant date value per share of $0.84 and $0.84, respectively.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCKHOLDERS’ EQUITY, continued

Warrants, continued

CAP, in turn, awarded the above-mentioned warrants to its registered representatives and recorded $45,900 and $203,425, of stock-based compensation expense for three and nine months ended September 30, 2016, and $80,259 and $235,105, of stock-based compensation expense for the three and nine months ended September 30, 2015, respectively, within general and administrative expense in the condensed consolidated statements of operations.

In applying the Black-Scholes option price model to value the warrants, the Company used the following weighted average assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Risk free interest rate	1.14%	1.37%	1.16%	1.50%
Expected term (years)	5.00	5.00	5.00	5.00
Expected volatility	46.0%	47.0%	46.0%	46.8%
Expected dividends	0.0%	0.00%	0.0%	0.0%
Forfeiture rate	5%	5%	4%	5%

A summary of warrant activity during the nine months ended September 30, 2016 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2015	1,382,186	$2.21
Issued	373,030	2.10
Exercised	-	-
Cancelled	-	-
Outstanding, September 30, 2016	1,755,216	$2.19	2.87	$-

Exercisable, September 30, 2016	1,755,216	$2.19	2.87	$-

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCKHOLDERS’ EQUITY, continued

Warrants, continued

A summary of outstanding and exercisable warrants as of September 30, 2016 is presented below:

Warrants Oustanding			Warrants Exercisable
Exercise Price	Exercisable Info	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Exercisable Number of Warrants
$2.00	Common Stock	706,672	4.1	706,672
$2.50	Common Stock	75,000	4.5	75,000
$2.30	Preferred Stock	973,544	1.8	973,544
	Total	1,755,216		1,755,216

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

Stock Options

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Until September 23, 2016, there was no public trading market for the shares of AWLD common stock underlying the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the 2016 Plan. Accordingly, the fair value of the AWLD common stock was estimated by management based on observations of the cash sales prices of AWLD equity securities. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted to consultants represents the contractual term, whereas the expected term of options granted to employees and directors was estimated based upon the “simplified” method for “plain-vanilla” options. Given that the Company’s shares were not publicly traded through September 23, 2016, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options. The Company estimated forfeitures related to options at an annual rate of 5% for options outstanding at September 30, 2016

On June 15, 2015, the Company granted five-year options to purchase an aggregate of 2,211,890 shares of common stock to employees, officers, directors and consultants of the Company, pursuant to the 2008 Plan. Options to purchase an aggregate of 2,201,890 shares had an exercise price of $2.20 per share and an option to purchase 10,000 shares of common stock had an exercise price of $3.30 per share. The options vest over a four year period with one-fourth vesting on June 8, 2016 and the remainder vesting quarterly thereafter and had an aggregate grant date value of $1,409,900 ($0.64 per share), of which options granted to employees, officers and directors had an aggregate grant date fair value of $1,251,384, which will be recognized ratably over the vesting period, while options granted to consultants had an aggregate grant date value of $158,516, which will be re-measured on financial reporting dates and vesting dates until the service period is complete.

On July 19, 2016, the Company granted five-year options to purchase a total of 400,000 shares of common stock at an exercise price of $2.20 to two members of the Company’s Board of Directors pursuant to the 2016 Plan. The options vested one-third on the date of grant and one-third on each of the two anniversaries subsequent to the date of grant. The options had a grant date value of $0.60 per share, representing an aggregate grant date value of $239,421.

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30, 2016
	2016	2015	2016	2015
Risk free interest rate	0.84%	N/A	0.84%	1.10%
Expected term (years)	3.25	N/A	3.25	3.59
Expected volatility	46.1%	N/A	46.1%	46.1%
Expected dividends	0%	N/A	0%	0.0%
Forfeiture rate	5.0%	N/A	5.0%	5.0%

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCKHOLDERS’ EQUITY, continued

Stock Options, continued

During the three and nine months ended September 30, 2016 the Company recorded stock-based compensation expense of $253,856 and $531,292 respectively, and during the three and nine months ended September 30, 2015, the Company recorded stock-based compensation expense of $178,946 and $630,372, respectively, related to stock option grants, which is reflected as general and administrative expenses in the condensed consolidated statements of operations. As of September 30, 2016, there was $1,587,644 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.4 years, of which $263,594 of unrecognized expense is subject to non-employee mark-to-market adjustments.

A summary of options activity during the nine months ended September 30, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2015	8,939,436	2.70
Granted	400,000	2.20
Exercised	-	-
Expired	(1,771,421)	3.85
Forfeited	(43,750)	2.32
Outstanding, September 30, 2016	7,524,265	$2.40	2.8	$-

Exercisable, September 30, 2016	4,797,292	$2.46	2.4	$-

The following table presents information related to stock options at September 30, 2016:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.20	2,566,890	3.9	810,526
2.48	4,847,375	2.1	3,883,641
3.30	10,000	3.7	3,125
3.50	25,000	1.7	25,000
3.85	75,000	0.5	75,000
	7,524,265	2.4	4,797,292

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	COMMITMENTS AND CONTINGENCIES

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

Consulting Agreements

On or about January 11, 2016, the Company entered into an agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company. Pursuant to the terms of this agreement, Maxim will receive a monthly cash fee of $7,500 for the duration of the agreement, which may be terminated by either party at any time after nine months, or upon 30 days prior written notice to the other party. In connection with the agreement, the Company issued 350,000 shares of restricted common stock valued at $2.50 per share to Maxim (see Note 12 – Stockholders’ Equity), which vest 11.1% upon execution of the agreement, and 11.1% monthly thereafter. An additional 100,000 shares of restricted stock will be issued to Maxim upon the uplisting of the Company’s common stock to a national exchange.

The Company entered into an Investor Relations Consulting Agreement effective April 8, 2016 (the “IR Agreement”) with MZHCI LLC (“MZHCI”) to provide consulting services with respect to financial markets and exchanges, competitors, business acquisitions and other related matters in exchange for consideration of $6,500 of cash per month plus five-year warrants for the purchase of up to 150,000 shares of the Company’s common stock at an exercise price of $2.50 per share, of which warrants for the purchase of 75,000 share of common stock were granted on April 18, 2016 (see Note 12 – Stockholders’ Equity – Warrants) and warrants for the purchase of additional 75,000 shares of common stock were granted on October 18, 2016. (See Note 14 – Subsequent Events).

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

Foreign Currency Exchange Rates

The Argentine peso to United States dollar exchange rate was 14.9749, 15.3338 and 12.9441 at November 10, 2016, September 30, 2016 and December 31, 2015, respectively.

Issuance of Common Stock

On October 31, 2016, the Company issued 50,000 shares of its common stock for cash proceeds of $100,000.

Warrants

On October 18, 2016, the Company granted five-year warrants for the purchase of 75,000 shares of its common stock to MZHCI, pursuant to the Investor Relations Consulting Agreement.

Stock Options

On October 20, 2016, options for the purchase of 100,000 shares of the Company’s common stock were granted to an employee of the Company and options for the purchase of an aggregate 400,000 shares of the Company’s common stock were granted to Company consultants, under the 2016 Plan.

Termination of Consulting Agreement

On or about October 28, 2016, the Company terminated its agreement with Maxim for general advisory and investment banking services. In connection with the termination, the Company is currently in negotiations with Maxim for a return of a portion of the 350,000 shares of common stock valued at $2.50 per share previously issued to Maxim but there can be no assurance that any shares will be returned.

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

Recent Developments and Trends

Financings

During the three and nine months ended September 30, 2016, we raised approximately $1.3 and $5.5 million, respectively, of new capital from the issuance of common stock for cash.

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

Liquidity

As reflected in our condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $65 million, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2015 and 2014, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management, as well as increase the marketing of our products and continue the development of our real estate holdings.

Our business strategy may not be successful in addressing these issues, and there can be no assurance that we will be able to obtain any additional capital. If we cannot execute our business plan on a timely basis (including acquiring additional capital), our stockholders may lose their entire investment in us, because we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code.

Consolidated Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Overview

We reported net losses of approximately $2.1 million and $1.7 million for the three months ended September 30, 2016 and 2015, respectively. This increase in net loss of $0.4 million is primarily due to a decrease in gross profit during the period.

Revenues

Revenues were approximately $327,000 and $593,000 during the three months ended September 30, 2016 and 2015, respectively, representing a decrease of $266,000 or 45%. Increases in hotel and wine revenues of approximately $356,000 were offset by $227,000 decreases in broker-dealer revenues and a $395,000 decrease in revenues resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the third quarter of 2016 compared to the same quarter in 2015.

Gross loss

We generated a gross loss of approximately $209,000 for the three months ended September 30, 2016 as compared to the gross income of $148,000 for the three months ended September 30, 2015, representing a decrease of $357,000 or 241%. The unfavorable variance results primarily from the aforementioned decrease in broker-dealer revenues, for which costs of sales are relatively fixed, and from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the third quarter of 2016 compared to the same quarter in 2015.

Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $91,000 from $445,000 for the three months ended September 30, 2015 to $536,000 for the three months ended September 30, 2016. The $450,000 increase in wine and hotel cost of sales results was partially offset by a $359,000 decrease in cost of sales resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the third quarter of 2016 compared to the same quarter in 2015.

Selling and marketing expenses

Selling and marketing expenses were approximately $2,000 and $40,000 for the three months ended September 30, 2016 and 2015, respectively, representing a decrease of $38,000 or 94% primarily due to a decrease in marketing costs resulting from the renegotiation of pricing with certain marketing providers and consultants, and the reduction in public relations and marketing campaigns from the prior period.

General and administrative expenses

General and administrative expenses were approximately $1.9 million for the three months ended September 30, 2016, as compared to $1.7 million for the three months ended September 30, 2015, representing an increase of $0.2 million or 12%. Significant variations in general and administrative expense included a $0.3 million increase in stock based compensation resulting from the vesting of restricted stock and warrants issued to consultants in connection with the Company’s entry into agreements for financial advisory and investor relations services, a $0.1 million increase in professional fees, and a $0.1 million increase in occupancy costs and office expenses, which were offset by a $0.1 million decrease from the impact of the fluctuations in exchange rate the Argentine peso to the United States dollar; and $0.2 million decreases in commissions and stock based compensation to registered representatives due to reduced capital raises.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $11,000 and $54,000 during the three months ended September 30, 2016 and 2015, respectively, representing a decrease of $43,000 or 79%. The decrease in depreciation charges is attributable to fully depreciated hotel assets, as well as to the decline of in value of the Argentine peso vis-à-vis the U.S. dollar as most of our property and equipment is located in Argentina.

Interest expense, net

Interest expense was approximately $53,000 and $34,000 during the three months ended September 30, 2016 and 2015, respectively, representing an increase of $19,000 or 56% resulting from interest accrued related to deferred salary obligations.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Overview

We reported net losses of approximately $7.4 million and $6.5 million for the nine months ended September 30, 2016 and 2015, respectively, reflecting an increase in net losses of $0.9 million or 14%. The increase in net loss is primarily due to an approximately $0.9 million non-cash charge resulting from the issuance of stock for no consideration to our existing stockholders, in order to effectively reduce the price of shares previously purchased for $2.50 per share, to $2.00 per share.

Revenues

Revenues were approximately $1.1 million and $1.4 million during the nine months ended September 30, 2016 and 2015, respectively, reflecting a decrease of $0.3 million or 21%. Decreases of $0.8 million resulting from the decline in the value of the Argentine peso vis-à-vis the U.S. dollar and a $0.1 decrease in broker-dealer revenues were partially offset by increases of $0.3 million in hotel revenues and $0.3 million in wine and agricultural sales.

Gross loss

We generated a gross loss of approximately $165,000 and $131,000, for the nine months ended September 30, 2016 and 2015, respectively, representing an increase in gross loss of $34,000. The unfavorable variance results primarily from the aforementioned decrease in broker-dealer revenues, for which costs of sales are relatively fixed, and from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar i n the first nine months of 2016 compared to the comparable period in 2015.

Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $290,000, from $1,565,000 for the nine months ended September 30, 2015 to approximately $1,275,000 for the nine months ended September 30, 2016. Increases in (i) costs of hotel revenues of $280,000; (ii) cost of wine sales of $231,000, and (iii) other costs of sales of $8,000 were offset by a $809,000 decrease in costs of sales resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the first nine months of 2016 compared to the comparable period in 2015.

Selling and marketing expenses

Selling and marketing expenses were approximately $85,000 and $177,000, for the nine months ended September 30, 2016 and 2015, respectively, representing a decrease of $92,000 or 52%. The decrease is primarily attributable to a decrease in marketing costs resulting from the renegotiation of pricing with certain marketing providers and consultants, and the reduction in public relations and marketing campaigns as compared to the same period in 2015.

General and administrative expenses

General and administrative expenses were approximately $6.0 million and $5.9 million for the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $0.1 million or 1%. Significant variances in general and administrative expense included a $0.7 million increase in stock-based compensation resulting from the vesting of restricted stock and warrants issued to consultants and $0.3 million increase in consulting expenses in connection with the Company’s entry into agreements for financial advisory and investor relations services, as well as an increase in severance costs during the period of $0.3 million. These increases were offset by a $0.6 million decrease resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the nine months ended September 30, 2016 as compared to the same period in 201, as well as a $0.3 million decrease in administrative compensation expense, primarily due to staff reductions during the period and a $0.3 million decrease in commissions and stock-based compensation to registered representatives.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $63,000 and $185,000 during the nine months ended September 30, 2016 and 2015, respectively, representing a decrease of $122,000 or 66%. It should be noted that an additional $38,000 and $132,000 of depreciation and amortization expense was capitalized to inventory during the nine months ended September 30, 2016 and 2015, respectively. The decrease in depreciation charges is attributable to fully depreciated hotel assets, as well as to the decline of in value of the Argentine peso vis-à-vis the U.S. dollar as most of our property and equipment is located in Argentina.

Interest expense, net

Interest expense was approximately $144,000 and $188,000 during the nine months ended September 30, 2016 and 2015, respectively, representing a decrease of $44,000 or 23% resulting primarily from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the nine months ended September 30, 2016 as compared to the same period in 2015.

Common stock price modification

We recognized common stock price modification expense of approximately $942,000 during the nine months ended September 30, 2016, related to the issuance of 470,771 shares of our common stock for no consideration, to investors who had previously purchased shares at a price of $2.50 per share, in order to effectively reduce their per share price to $2.00 per share.

Warrant modification expense

Warrant modification expense of approximately of $69,000 during the nine months ended September 30, 2016 is related to the modification of the warrants (the “CAP Warrants”) previously issued to registered representatives of our subsidiary DPEC Capital, Inc. (“CAP”) who acted as the Company’s placement agent. On June 1, 2016, the Company modified CAP Warrants granted between December 2015 and May 2016, such that the exercise price was adjusted from $2.50 per share to $2.00 per share, and the aggregate number of shares available to be purchased in connection with the warrants was increased from 198,807 to 245,883 shares.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	September 30, 2016	December 31, 2015

Cash	$589,935	$110,645

Working Capital Deficiency	$(570,059)	$(1,477,183)

Based upon our working capital situation as of September 30, 2016, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have relied primarily on debt and equity private placement offerings to third party independent, accredited investors to sustain operations. These offerings were conducted by our wholly-owned subsidiary DPEC Capital, Inc. Additionally, from time to time, we secured individual, direct loans from our CEO and other shareholders.

During the nine months ended September 30, 2016, we issued common stock to accredited investors in a private placement transaction for gross proceeds of $5,547,590. The proceeds from these financing activities were used to fund our existing operating deficits, legal and accounting expenses associated with being a public company, capital expenditures associated with our real estate development projects, enhanced marketing efforts to increase revenues and the general working capital needs of the business.

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

Sources and Uses of Cash for the Nine Months Ended September 30, 2016 and 2015

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 and 2015 amounted to approximately $4,785,000 and $5,737,000, respectively. During the nine months ended September 30, 2016, the net cash used in operating activities was primarily attributable to the net loss of approximately $7,438,000 adjusted for approximately $2,831,000 of net non-cash expenses, and approximately $178,000 of cash used by changes in the levels of operating assets and liabilities. During the nine months ended September 30, 2015, the net cash used in operating activities was primarily attributable to the net loss of approximately $6,535,000 adjusted for approximately $1,360,000 of non-cash expenses, and approximately $562,000 of cash used in by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 amounted to approximately $260,000 and $370,000, respectively, and was primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 and 2015 amounted to approximately $5,498,000 and $5,494,000, respectively. For the nine months ended September 30, 2016, the net cash provided by financing activities resulted primarily from the offering of equity securities for proceeds of approximately $5,548,000, partially offset by the repayments of debt of $50,000. For the nine months ended September 30, 2015, the net cash provided by financing activities resulted primarily from the offering of equity securities for proceeds of approximately $5,644,000, partially offset by the repayment of debt of $150,000.

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

Based on current cash on hand and subsequent activity as described herein, our cash-on-hand only allows us to operate our business operations through January 2017. While we are exploring opportunities with third parties and related parties to provide some or all of the capital we need over the short and long terms, we have not entered into any external agreement to provide us with the necessary capital. Historically, the Company has been successful in raising funds to support our capital needs. If we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2015 and 2014 consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. We are currently evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements or disclosures.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduce the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). We are currently evaluating the impact of the adoption of ASU 2016-10 on its consolidated financial statements or disclosures.

In May 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“Update 2016-12”), amending Update 2014-09. The amendments do not change the core principles of Update 2014-09, but clarify matters related to assessment of a collectability criterion, presentation of sales and other taxes collected from customers, non-cash consideration, contract modifications at transition and completed contracts at transition. The requirements for these standards relating to Topic 606 will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of the updated requirements on its consolidated financial statements.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” which provides guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in practice. The ASU is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. We are currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2016, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2016, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Shares, Options and Warrants

Between September 1, 2016 and November 11, 2016, Algodon Wines & Luxury Development Group, Inc. (the “Company”) issued 763,289 shares of its common stock at a price of $2.00 per share to accredited investors in a private placement transaction for gross proceeds of $1,526,577. Commissions in the form of cash of $152,657 and 76,329 warrants to purchase common stock at $2.00 per share were paid to DPEC Capital, Inc., the Company’s registered broker dealer subsidiary in connection with these share issuances. DPEC Capital, Inc., in turn, awarded such warrants to its registered representatives. The investors and registered representatives all had sufficient knowledge and experience in financial, investment and business matters to be capable of evaluating the merits and risks of investment in the Company and able to bear the risk of loss. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. No general solicitation was used in this offering. A Form D was filed on October 8, 2015.

On July 11, 2016, the Board of Directors of the Company adopted the 2016 Stock Option Plan (the “2016 Plan”). On July 19, 2016, options to purchase a total of 400,000 shares were granted to two directors at an exercise price of $2.20 per share. On October 20, 2016, the Board adopted amendments to the 2016 Plan to clarify certain items in Section 2—Definitions and Section 4—Shares Available for Awards. On or about October 20, 2016, the Company granted options to purchase a total of 500,000 shares of common stock at an exercise price of $2.20 to certain employees of the Company pursuant to the 2016 Stock Option Plan, as amended.

Other than previously reported, there have been no unregistered sales of equity securities during the nine month period ended September 30, 2016.

Quotation on OTC Bulletin Board and OTC Link

On January 20, 2016 FINRA cleared the Company’s request to submit quotations on the OTC Bulletin Board and in OTC Link. In addition, the Company submitted its application for quotation on the OTCQB marketplace which was approved on March 7, 2016. The first trade on the over-the-counter market occurred on September 23, 2016.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

On or about October 28, 2016, the Company terminated its agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company. In connection with the termination, the Company is currently in negotiations with Maxim for a return of a portion of the 350,000 shares of common stock valued at $2.50 per share previously issued to Maxim but there can be no assurance that any shares will be returned.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013 (1)
3.2	Amended and Restated Bylaws (1)
3.3	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013 (1)
4.1	2016 Stock Option Plan as adopted by the Board of Directors on July 11, 2016.*
4.2	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016.*
10.1	Investor Relations Consulting Agreement between MZHCI, LLC and the Company, dated April 8, 2016 (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K dated March 30, 2016, as amended on March 31, 2016.
(3)	Incorporate by reference to the Company’s Form 10-Q filed on May 16, 2016.
*	Filed herewith.
**	Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2016	ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

