Form 10-K
period 2016-12-31
Algodon Wines & Luxury Development Group, Inc.
filed 2017-03-31
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($2.00) was $60,988,430. (Management believes that the $2.00 figure is more accurate than the average bid and asked price as of June 30, 2016, which was $400.13.) Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 28, 2017, there were 42,937,873 shares of the registrant’s common stock outstanding.

INDEX

Forward Looking Statements

PART I

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2016 contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). To the extent that any statements made in this Annual Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements may be identified by the use of words such as expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words or phrases of similar meaning. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements are subject to a number of risks and uncertainties discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. All forward-looking statements attributable to us are expressly qualified by these and other factors. We cannot assure you that actual results will be consistent with these forward-looking statements.

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

Algodon Mansion

The Company, through TAR, has renovated a hotel in the Recoleta section of Buenos Aires called Algodon Mansion, a stately six-story mansion (including roof-top facilities and basement) located at 1647 Montevideo Street, a tree-lined street in Recoleta, one of the most desirable neighborhoods in Buenos Aires. The property is approximately 20,000 square feet and is a ten-suite premium-luxury hotel with a restaurant (seating approximately 62), a wine bar (seating approximately 20), a private dining room (seating approximately 16) and a rooftop that houses a luxury spa, terrace pool, and chic open-air cigar bar and lounge. Each guest room is an ultra-luxury two-to-three room suite, each approximately 510-1,200 square feet. Recoleta is Buenos Aires’ embassy and luxury hotel district and has fashionable boutiques, high-end restaurants, cafés, art galleries, and opulent belle époque architecture. In 2016, the Algodon Mansion hotel received an international award of excellence from TripExpert, and was awarded 8th place in the ‘Top 20 International Hideaway’ category for Andrew Harper’s 2016 Readers’ Choice Awards.

In November 2011, it was announced that Relais & Châteaux, the renowned fellowship of the world’s finest hotels and restaurants, extended membership to Algodon Mansion hotel. Having reached the highest standards of service required by Relais & Châteaux only a year after celebrating its grand openings, Algodon Mansion is the first Relais & Châteaux hotel in Buenos Aires to be awarded this distinction. As of March 15, 2017, Relais & Châteaux’s global fellowship of individually owned and operated luxury hotels and restaurants has nearly 530 members in 64 countries on six continents.

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

Algodon Wine Estates

In July 2007, Algodon Wine Estates S.R.L. (“AWE”) acquired 718 acres located in the Cuadro Benegas district of San Rafael, Mendoza. Subsequently, in 2007 and 2008, AWE purchased additional land adjacent to the original 718-acre property, culminating in a 2,050 acre area to be known as Algodon Wine Estates. The resort property is part of the Mendoza wine region nestled in the foothills of the Andes mountain range. This property includes a winery (whose vines date back to the mid-1940’s), a newly-expanded 18-hole golf course, tennis, restaurant and hotel. The estate is situated on Mendoza’s Ruta del Vino (Wine Trail). The 2,050-acre property has an impressive lineage, both in terms of wine production and golf, and features structures on the property that date back to 1921.

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

In March 2014, Algodon Wine Estates acquired its own bottling machine in order to improve the winery’s production capacity. This bottling machine allows our winemakers to bottle when desired and when necessary, rather than depending on the availability of external bottling facilities. In April 2014, new stainless steel wine tanks were added to the winery, increasing storage capacity by 55,000 liters. This includes five 5,000 liter tanks and three 10,000 liter tanks. These upgrades have significantly increased our production capacity. During the production year of 2016, we produced over 100,000 liters, which would translate roughly to about 120,000 bottles or 10,000 cases, representing a production increase of 81% over the prior year’s production. Despite our increased production capacity, production during 2015 was negatively affected by a significant hailstorm. During 2015, we produced 55,000 liters, which translates to about 73,000 bottles or 6,000 cases of wine.

In an effort to increase distribution of its wines, Algodon Wine Estates is working with a number of importers operating in some of the world’s chief markets for premium wines. In Toronto, Canada, BND Wines & Spirits (www.bndwines.com) represents Algodon Wines. In Europe, Algodon Wine Estates warehouses its wines in Amsterdam for central distribution to clients in Germany and in the U.K. through Condor Wines (www.condorwines.co.uk), which works with regional distribution partners throughout the U.K. such as hotel and restaurant chains, regional and national brewers, pub companies, wholesalers and wine merchants. In Brazil, Algodon has entered the competitive Sao Paulo market in cooperation with www.lupin.com.br andwww.initiumworldwide.com, and believes this may result in a significantly improved presence of Algodon wines in the Brazilian market. In the United States, Algodon Fine Wines will soon be available for sale online at Sherry-Lehmann.com (which ships to 39 states), and at Sherry-Lehmann’s iconic retail store in New York City.

Through December 2015, Jomada Imports, LLC (www.jomadaimports.com) (“Jomada”), with its principal location at 500 Capital Drive, Lake Zurich, IL 60047 was the authorized importer of wines to the U.S. bearing the name Algodon Wine Estates; San Rafael, Argentina and was authorized to import wine under Federal Basic Permit IL-I-15170. The Company’s agreement with Jomada was terminated effective January 8, 2016. On June 1, 2016, the Company executed an import and distribution agreement with Seaview Imports, with its principal location is at 48 Harbor Park Drive, Suite D, Port Washington, NY 10150.

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

Algodon Wine Estates launched its ultra-premium wine under the “PIMA” brand in November 2012. PIMA by Algodon is a single vineyard wine that has been crafted from the finest handpicked grapes of Algodon’s 1946 Malbec and 1946 Bonarda vineyards utilizing microvinification (barrel fermentation) process from day one of harvest. PIMA wine is a limited collection which currently retails for approximately $100 per bottle. Most recently, Algodon Wine’s 2010 Bonarda ranked among the World Association of Wine & Spirit Writers’ and Journalists’ (WAWWJ®) Top 100 Wines of the World 2014. In 2016 Algodon’s Black Label Malbec was awarded a gold medal in the Global Malbec Masters 2016 Wine Competition

Algodon Wine Estates – Real Estate Development

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

Ginevra Sotheby’s International Realty provides sales representation for AWLD’s residential development. Ginevra Sotheby’s International Realty is a leading luxury real estate firm in Buenos Aires, Argentina with listings in the most prestigious neighborhoods in the city of Buenos Aires and the rest of the country. Through Ginevra Sotheby’s International Realty’s website (ginevrasir.com), Algodon Wine Estates listings will be marketed on the sothebysrealty.com, to a global clientele.

Currently, AWLD is developing lots for sale to third party builders and is not engaged in any construction activity. To date, twenty-one lots have been sold, and the Company expects to close on the sale of these lots and record the deeds during 2017. Revenue is recorded when the deeds are issued. To date, no deeds have been issued. As of December 31, 2016, the Company has $1,652,180 of lot deposits for pending sales.

Owning real estate in Argentina is subject to risk. For more information see “Risk Factors.”

The Business of DPEC Capital, Inc.

DPEC Capital, Inc. (“DPEC Capital”) was formed on February 9, 2001 under the name “InvestPrivate, Inc.” and on January 16, 2008 filed a Certificate of Amendment of Certificate of Incorporation changing its name to DPEC Capital, Inc. DPEC Capital was broker-dealer registered with the U.S. Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority (“FINRA”) and was charged with raising sufficient capital for the development of AWLD’s operations.. On November 29, 2016, our Board of Directors determined that it was in the Company’s best interest to close down DPEC Capital and we ceased our broker-dealer operations on December 31, 2016. On February 21, 2017, our request to FINRA for Broker-Dealer Withdrawal (“BDW”) became effective.

Mercari Communications Group, Ltd.

On December 20, 2016, the Company entered into a Stock Purchase Agreement (the “Transaction”) with China Concentric Capital Group, Inc. (the “Purchaser”), in which the Purchaser would purchase all 43,822,001 shares of common stock of Mercari Communications Group, Ltd., a Colorado corporation (“Mercari”) held by the Company and any additional shares of Mercari currently held by the Company (the “Shares”) for $260,000 (a net after fees and expenses of less than $200,000) (the “Purchase Price”).

On January 20, 2017, the Transaction was completed and the Company assigned to the Purchaser all its right, title and interest to the Shares and to amounts payable to the Company for non-interest bearing advances to Mercari, which advances, as of January 20, 2017, were in the aggregate amount of $150,087.

In connection with the Transaction, J.M. Walker & Associates (the “Escrow Agent”) disbursed a total of $199,250 to the Company, a total of $60,000 in business consulting fees to three consultants, and $750 to the Escrow Agent for services.

Ticker Symbol

AWLD was verified for trading on the OTCQB Venture Marketplace under the symbol “VINO” on March 7, 2016.

Employees

Including the operating subsidiaries in Argentina, the Company has approximately 63 full-time employees. In Argentina, AWLD also employs temporary, seasonal employees during the busy harvest season. In the United States, AWLD currently employs approximately thirteen full-time employees, including four who are compensated in part on a commission basis. None of the employees in the United States are covered by a collective bargaining agreement and management believes it has good relations with its employees.

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

In addition, we maintain our corporate governance documents on our website, including:

●	a Code of Business Conduct and Ethics for Directors, Officers and Employees which contains information regarding our whistleblower procedures,

●	our Insider Trading Policy,

●	our Audit Committee Charter,

●	our Trading Blackout Policy, and

●	our Related Party Transaction Policy.

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

In evaluating the Company, its business and any investment in the Company, readers should carefully consider the following factors:

Risks Relating to Argentina

In December 2015, Mauricio Macri took office as the new president of Argentina, and along with new finance minister Alfonso Prat-Gray, has made a number of decisions in pursuit of economic reform, including removing currency controls, which resulted in a 30% devaluation of the peso. Is it not certain what other policy changes may take place, or what the impact of the changes may be on the economy of Argentina. Our discussion below is based on recent history without regard to changes that may occur in the future as a result of the new administration.

Economic and Political Risks Specific to Argentina

The Argentinian economy has been characterized by frequent and occasionally extensive intervention by the Argentinian government and by unstable economic cycles. The Argentinian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of Argentina’s economy, and taken other actions which do, or are perceived to weaken the nation’s economy especially as it relates to foreign investors and other overall investment climate. For example, in 2008, the Argentine government assumed control over approximately $30 billion held in private pension funds, which caused a significant temporary decline in the Argentine stock market, a decline in the Argentine peso and prompted Standard & Poor’s to downgrade Argentina’s credit rating. The Argentine peso has devalued significantly against the U.S. dollar, from about 6.1 Argentine pesos per dollar in December 2013 to about 15.5 pesos per dollar in March 2017.

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

In April 2012, then Argentine President Cristina Fernández announced her decision to nationalize YPF, the country’s largest oil company, from its majority stakeholder, thus contributing to declining faith from foreign investors in the country and again resulting in a downgrade by Standard and Poor’s of Argentina’s economic and financial outlook to “negative”. There have been other discussions in Argentina about the possibility of nationalizing other businesses and industries, and even though the Macri administration has not announced any plans for nationalization, there is no assurance that any investment in AWLD will be safe from government control or nationalization.

Continuing inflation may have an adverse effect on the economy.

The National Institute of Statistics and Census (“Instituto Nacional de Estadísticas y Censos” or the “INDEC”) reports that inflation for 2016 was 27% while some private estimates report inflation at nearly 30%. The high inflation rate has resulted in nationwide strikes, devaluation of the Argentine peso in January 2014 and again in December 2015, and a price control program. The uncertainty surrounding the Argentine economy and future inflation may impact the country’s growth.

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

For accounting purposes, a highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The estimated cumulative three-year inflation rate for Argentina through the end of 2016 is 90.9%.

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

A U.S. Court of Appeals blocked the most recent debt payment made by Argentina in June 2014 because it was improperly structured, giving Argentina through the end of July 2014 to find a way to pay to fulfill its obligations. On or about July 30, 2014, credit rating agencies Fitch and S&P declared Argentina to be in “selective default” after a U.S. judge blocked trustee Bank of New York Mellon from making payments to Argentine bond holders, after Argentina deposited the $539 million in funds due to bond holders with the trustee. The court’s reason for blocking the payments was due to Argentina failing to reach an agreement with a group of hedge funds that are holding out for better terms on old Argentine defaulted debt. In August 2014, Argentina filed a petition with the International Court of Justice against the United States alleging that courts have violated its sovereignty with respect to payments to Argentina’s creditors. For the suit to proceed, the U.S. would have to consent to jurisdiction, which may be unlikely. In March 2015, more than 500 creditors, separate from the hedge fund creditors, filed suit against Argentina for payment on debt of $5.4 billion. Argentina filed a motion opposing those claims noting that there were now $10 billion in judgments and claims before the court. In February 2016, Argentina offered a $6.5 billion cash payment to creditors suing the country over defaulted bonds which represents roughly 75% of the principal and interest owed on the bonds. During 2016 Argentina has paid more than $6.2 billion to settle disputes with 20 creditors.

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

There have been recent nationwide strikes in Argentina over wages and benefits paid to workers which workers believe to be inadequate in light of the high rate of inflation and rising utility rates. In the past, the Argentine government has passed laws, regulations and decrees requiring companies in the private sector to maintain minimum wage levels and provide specified benefits to employees and may do so again in the future. In the aftermath of the Argentine economic crisis, employers both in the public and private sectors have experienced significant pressure from their employees and labor organizations to increase wages and to provide additional employee benefits. Due to the high levels of inflation, the employees and labor organizations have begun again demanding significant wage increases. It is possible that the Argentine government could adopt measures mandating salary increases and/or the provision of additional employee benefits in the future. Any such measures could have a material and adverse effect on our business, results of operations and financial condition.

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

Real Estate Considerations and Risks Associated with the International Projects that AWLD Operates

The Real Estate Industry and International Investing

Investments in real estate are subject to numerous risks, including the following:

●	Increased expenses and uncertainties related to international operations;

●	Risks associated with Argentina’s past political uncertainties, economic crises, and high inflation;

●	Risks associated with currency, exchange, and import/export controls;

●	Adverse changes in national or international economic conditions;

●	Adverse local market conditions;

●	Construction and renovation costs exceeding original estimates;

●	Price increases in basic raw materials used in construction;

●	Delays in construction and renovation projects;

●	Changes in availability of debt financing;

●	Risks due to dependence on cash flow;

●	Changes in interest rates, real estate taxes and other operating expenses;

●	Changes in the financial condition of tenants, buyers and sellers of properties;

●	Competition with others for suitable properties;

●	Changes in environmental laws and regulations, zoning laws and other governmental rules and fiscal policies;

●	Changes in energy prices;

●	Changes in the relative popularity of properties;

●	Risks related to the potential use of leverage;

●	Costs associated with the need to periodically repair, renovate and re-lease space;

●	Increases in operating costs including real estate taxes;

●	Risks and operating problems arising out of the presence of certain construction materials;

●	Environmental claims arising in respect of real estate acquired with undisclosed or unknown environmental problems or as to which inadequate reserves had been established;

●	Uninsurable losses and acts of terrorism;

●	Acts of God; and

●	Other factors beyond the control of the Company.

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

Boutique Hotel

In addition to the risks that apply to all real estate investments, hotel and hospitality investments are subject to additional risks which include:

●	Competition for guests from other hotels based upon brand affiliations, room rates offered including those via internet wholesalers and distributors, customer service, location and the condition and upkeep of each hotel in general and in relation to other hotels in their local market;

●	Specific competition from well-established operators of “boutique” or “lifestyle” hotel brands which have greater financial resources and economies of scale;

●	Adverse effects of general and local political and/or economic conditions;

●	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

●	Increases in energy costs, airline fares and other expenses related to travel, which may deter travel;

●	Impact of financial difficulties of the airline industry and potential reduction in demand on hotel rooms;

●	Overbuilding in the hotel industry, especially in individual markets; and

●	Disruption in business and leisure travel patterns relating to perceived fears of terrorism or political unrest.

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

General Corporate Business Considerations

Insiders continue to have substantial control over the Company

As of March 28, 2017, the Company’s directors and executive officers hold the current right to vote approximately 20.5% of the Company’s outstanding voting stock. Of this total, 16.7% is owned or controlled, directly or indirectly by Company CEO Scott Mathis. In addition, the Company’s directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Mathis acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm a future market price of the shares by:

●	Delaying, deferring or preventing a change in control of the Company;

●	Impeding a merger, consolidation, takeover or other business combination involving the Company; or

●	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

There is little to no public market for trading the Company’s common stock.

Although the Company’s shares are quoted on the over-the-counter market, there is little to no public trading market for our common stock, and there can be no assurance that a trading market will ever develop or be sufficiently liquid for an investor to sell his or her shares. Investors must be prepared to hold such securities for an indefinite period of time even after the restricted stock holding period has expired.

The Company may not be able to continue as a going concern.

Our independent registered public accountant noted that our recurring losses from operations (continuing) of $6,560,871 and $6,109,812 for the years ended December 31, 2016 and 2015, respectively) and negative net operating cash flow $6,469,560 and, $6,537,708 for the years ended December 31, 2016 and 2015, respectively) raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing, or may force us to obtain financing on less favorable terms than would otherwise be available.

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

Management’s inexperience with running a public company may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us and a negative impact on our stock price.

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

The Company faces significant regulation by the SEC and state securities administrators

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

There is no guarantee that the Company’s securities will be available for trading on a national stock exchange.

Although the Company has announced its intent to list a class of its securities on a national exchange such as NYSE MKT or NASDAQ, there is no assurance that the Company will ever do so or meet the requirements of such exchanges to list its securities. As a result, the stockholders of the Company may have a difficult time reselling their shares.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time AWLD and its subsidiaries and affiliates are subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by its insurance coverage, and even if they are, if claims against AWLD and its subsidiaries are successful, they may exceed the limits of applicable insurance coverage. We do not believe that we are involved in any litigation that is likely, individually or in the aggregate, to have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Notwithstanding the above, in connection with the routine audit of DPEC Capital commenced in November 2016, the Company has promptly responded to requests from the SEC regarding the reported unregistered sales of the Company’s securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On January 20, 2016 FINRA cleared the request to submit quotations on the OTC Bulletin Board and in OTC Link by Glendale Securities, Inc. of Sherman Oaks, California. On March 7, 2016, Company was upgraded from the Pink Sheets of OTC Markets to the OTCQB Venture Marketplace. There was no public trading market for the Company’s common stock for the quarterly periods within fiscal year 2015. In fiscal year 2016, because there were only limited and sporadic quotations of the Company’s common stock, the Company does not believe that there was an established public trading market.

In light of the above, transaction of our common stock are currently reported under the symbol “VINO” on the OTCQB. The first trade on the over-the-counter market occurred on September 23, 2016. The following table sets forth the range of high and low bids reported in the over-the-counter market for our common stock. The prices reflect inter-dealer prices, do not include retail mark-ups, markdowns or commissions, and do not necessary reflect actual transactions.

Fiscal Year 2016	High	Low

First Quarter (beginning on January 22)	$0.10	$0.10
Second Quarter	$800.00	$0.10
Third Quarter	$400.13	$0.25
Fourth Quarter	$3.00	$0.25

The Company has paid no dividends to date on its common stock. The Company reserves the right to declare a dividend when operations merit. However, payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

There were approximately 690 holders of the Company’s common stock as of March 28, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compenation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2008 Plan	7,124,265	2.41	1,875,735
2016 Plan	900,000	2.20	324,308
Equity compensation plans not approved by security holders	-	-	-
Total	8,024,265	2.39	2,200,043

Recent Sales of Unregistered Securities

During the three months ended December 31, 2016, the Company issued 775,136 shares of its common stock for $2.00 per share to accredited investors in a private placement transaction for gross proceeds of $1,550,271. No general solicitation was used in this offering. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. Commissions earned by DPEC Capital, Inc. the Company’s registered broker dealer subsidiary in connection with these share issuances, included $68,715 of cash commissions and warrants to purchase 115,343 shares of common stock at an exercise price of $2.00 per share. DPEC Capital, Inc., in turn, awarded such warrants to its registered representatives who all had sufficient knowledge and experience in financial, investment and business matters to be capable of evaluating the merits and risks of investment in the Company and able to bear the risk of loss. An initial Form D was filed with the SEC on October 8, 2015 and an amended Form D was filed on December 8, 2016.

Subsequently, and pursuant to the same private placement transaction above, on January 7, 2017, the Company issued 25,000 shares of its common stock to one accredited investor for gross proceeds of $50,000. Commissions earned by DPEC Capital Inc. included $5,000 of cash commissions and warrants to purchase 2,500 shares of common stock at an exercise price of $2.00 per share. DPEC Capital, Inc., in turn, awarded such warrants to its registered representatives.

On October 20, 2016, the Company granted five-year options for the purchase of 100,000 shares of the Company’s common stock to an employee of the Company and five-year options for the purchase of an aggregate 400,000 shares of the Company’s common stock to Company consultants, under the 2016 Plan, at an exercise price of $2.20 per share. No general solicitation was used in this offering and options were granted to employees and consultants who all had sufficient knowledge and experience in financial, investment and business matters to be capable of evaluating the merits and risks of investment in the Company and able to bear the risk of loss. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering.

On March 24, 2017, the Company issued 15,000 shares of its Series B Preferred Shares for $10.00 per share to one accredited investor in a private placement transaction for gross proceeds of $150,000. Series B Preferred Shares feature an 8% annual dividend and will be subject to certain rights and obligations to convert to common shares on a ten to one basis. A description of the Series B Preferred Shares is set forth in the Company’s Current Report on Form 8-K as filed with the SEC on March 2, 2017. No general solicitation was used in this offering. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. No commissions were paid in connection with the transaction. An initial Form D will be filed with the SEC on or before April 7, 2017.

Other than as set forth herein or in the Company’s current reports on Form 8-K or quarterly reports on Form 10-Q, there have not been any sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not purchase any of our equity securities during the twelve months ended December 31, 2016.

In connection with the private placement transaction during the three months ended December 31, 2016, on or about January 17, 2017, at the request of the investor, the Company cancelled 2,500 shares of its common stock previously issued to one accredited investor and refunded the investor the full purchase price of the securities, which was $5,000. Warrants to purchase 250 shares of common stock and commissions in the amount of $500 were returned by DPEC Capital, Inc. to the Company.

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

Currently AWLD is developing lots for sale to third party builders and is not engaged in any construction activity. Twenty-one lots have been sold, and the Company expects to close on the sale of these lots and record the deeds during 2017. To date, no deeds have been issued. As of December 31, 2016, the Company has $1,652,180 of lot deposits for pending sales.

As reflected in our consolidated financial statements we have generated significant losses from operations (continuing) of $6,560,871 and $6,109,812 for the years ended December 31, 2016 and 2015, respectively, consisting primarily of general and administrative expenses, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for these years stating that we have not achieved a sufficient level of revenues to support our business and have suffered recurring losses from operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. Our business strategy may not be successful in addressing these issues and there can be no assurance that we will be able to obtain any additional capital. If we cannot execute our business plan (including acquiring additional capital), our stockholders may lose their entire investment in us. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase marketing our products and continue the development of our real estate holdings.

Financings

In 2016 and 2015, we raised, net of repayments, approximately $7,056,000 and $6,181,000, respectively of new capital through the issuance of debt and equity. We used the net proceeds from the closings of these private placement offerings for general working capital and capital expenditures.

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

Consolidated Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

The following table represents selected items in our consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively:

	For the Years Ended
	December 31,
	2016	2015

Sales	$1,526,075	$1,866,685
Cost of sales	(1,760,451)	(2,225,813)
Gross loss	(234,376)	(359,128)
Operating Expenses
Selling and marketing	154,626	220,019
General and administrative	6,107,016	5,306,383
Depreciation and amortization	64,853	224,282
Total operating expenses	6,326,495	5,750,684
Loss from Operations	(6,560,871)	(6,109,812)

Other Expenses
Interest expense, net	207,913	319,748
Common Stock price modification	941,530	-
Warrant modification expenses	89,549	-
Total other expenses	1,238,992	319,748
Loss from Continuing Operations	(7,799,863)	(6,429,560)
Loss from Discontinued Operations	(2,242,278)	(1,849,404)
Net Loss	$(10,042,141)	$(8,278,964)

Overview

We reported net losses from continuing operations of approximately $7.8 million and $6.4 million for the years ended December 31, 2016 and 2015, respectively, reflecting an increase of approximately $1.4 million or 21%. Our results were impacted by both the devaluation of the Argentine Peso and decreases in operating expenses, partially offset by increases in common stock price modification expense, and warrant modification expense.

Revenues

Revenues from continuing operations were approximately $1.5 million and $1.9 million during the years ended December 31, 2016 and 2015, respectively, reflecting a decrease of approximately $341 thousand or 18%. Decreases in revenues primarily resulted from the impact of the decline in the value of the Argentine peso (“ARS”) vis-à-vis the U.S. dollar during 2016. There was an average devaluation of the Argentine peso from 9.25 for the year ended December 31, 2015 to 14.76 for the year ended December 31, 2016, which decreased the average worth of the Argentine peso from US $0.11 to $0.07. Increases in hotel and wine and revenues of $732,000 were offset by $1,073,000 decrease in revenues resulting from the impact of the decline in value of the Argentine peso vis-à-vis the U.S. dollar for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Total sales from Argentina were ARS $26.5 million during the year ended December 31, 2016 as compared to ARS $17.1 million during the year ended December 31, 2015, reflecting a net increase of approximately ARS $9.4 million or 55%. Hotel room and event revenues were approximately ARS $12.5 million and ARS $7.9 million during both years ended December 31, 2016 and 2015, representing an increase of approximately ARS $4.6 million, or 58.6% due to higher occupancy and average room rates. Restaurant revenues were approximately ARS $4.7 million and 4.8 million during the years ended December 31, 2016 and 2015. Argentine winemaking revenues were approximately ARS $7.7 million and 3.3 million during the years ended December 31, 2016 and 2015, respectively, representing an increase of approximately ARS $4.4 million or 131.8%, resulting from an expansion of distribution channels and additional investments in marketing and sales staff. Other revenues, including golf, tennis and agricultural revenues, were ARS $1.7 million and ARS $1.1 million during the years ended December 31, 2016 and 2015, respectively. The increase of ARS $0.6 million is primarily due to an increase in agricultural revenues.

Gross loss

We generated a gross loss of approximately $234,000 from continuing operations for the year ended December 31, 2016 as compared to a gross loss of approximately $359,000 from continuing operations for the year ended December 31, 2015, representing a decrease of $125,000 or 35%. The variance results primarily from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the year ended December 31, 2016 compared to the year ended December 31, 2016.

Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, decreased by $465,000 from $2,226,000 for the year ended December 31, 2015 to $1,761,000 for the year ended December 31, 2016. The $603,000 increase in wine and hotel costs was offset by a $1,068,000 decrease in cost of sales resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the year ended December 31, 2016 compared to the year ended December 31, 2015.

The restaurant and golf and tennis business units at AWE realized negative margins in 2016 and 2015, due to significant fixed costs (i.e. depreciation on golf courses and tennis courts) related to these business units. The restaurant and golf and tennis are kept open every day at a loss, in order to support the image of the winery. During 2016 and 2015, we recorded approximately $91,000 and $193,000, respectively, in inventory write-down as the result significant hailstorms which damaged vineyard in process.

Selling and marketing expenses

Selling and marketing expenses were approximately $155,000 and $220,000 from continuing operations, for the years ended December 31, 2016 and 2015, respectively, representing a decrease of approximately $65,000 or 30%. The decrease is primarily due to expenses incurred during 2015 related to a marketing event to promote our international wine sales, including meeting with potential importers and distributors, as well as potential wine clients and investors in China, the Middle East and Europe.

General and administrative expenses

General and administrative expenses were approximately $6,107,000 and $5,306,000 from continuing operations for the years ended December 31, 2016 and 2015, respectively, representing an increase of approximately $801,000 or 15%. The increase in general and administrative expenses is primarily related to $872,615 increase in stock-based compensation related to stock and warrants granted to consultants in exchange for services, and $304,000 increase in commission expenses, partially offset by decreases in compensation expense resulting from headcount reductions and the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $65,000 and $225,000 during the years ended December 31, 2016 and 2015, respectively, a decrease of approximately $160,000 or 71%. It should be noted that approximately an additional $103,000 and $169,000 of depreciation and amortization expense was capitalized to inventory during the years ended December 31, 2016 and 2015, respectively. Most of our property and equipment is located in Argentina and the gross cost being depreciated declined year-over-year due to the devaluation of the Argentine peso relative to the United States dollar.

Interest expense, net

Interest expense was approximately $208,000 and $320,000 during the years ended December 31, 2016 and 2015, respectively, representing a decrease of approximately $112,000, or 35%. The decrease is primarily due to a decrease in amounts due under payment plans for Argentine taxes, as well as decreases in convertible debt interest during the period, as well as decreases resulting from to the devaluation of the Argentine peso relative to the United States dollar.

Discontinued Operations

On November 29, 2016, our Board of Directors determined that it was in the Company’s best interest to close down DPEC Capital and we ceased our broker-dealer operations December 31, 2016. On February 21, 2017, our request to FINRA for Broker-Dealer Withdrawal (“BDW”) became effective.

AWLD also owned approximately 96.5% of Mercari Communications Group, Ltd. (“Mercari”), a public shell corporation current in its SEC reporting obligations. On December 20, 2016, we entered into a Stock Purchase Agreement with a Purchaser, whereby the Purchaser agreed to purchase all of our shares or Mercari for $260,000. The sale of Mercari stock was completed on January 20, 2017 and we received net proceeds after expenses of $199,250.

Liquidity and Capital Resources

We measure our liquidity in variety of ways, including the following:

	For the Years Ended
	December 31,
	2016	2015

Cash	$131,190	$110,645

Working Capital Deficiency	$(1,643,034)	$(1,477,183)

Based upon our working capital situation as of December 31, 2016, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2016 and 2015, we have relied primarily on private placement equity offerings to third party independent, accredited investors to sustain operations. These offerings were conducted by our wholly-owned subsidiary DPEC Capital, Inc. which was discontinued at year end.

During the year ended December 31, 2016, we issued 3,146,875 shares of common stock at prices from $2.00 to $2.50 per share for cash proceeds of $7,097,862. During the year ended December 31, 2015, we issued 2,821,942 shares of common stock at $2.00 per share for cash proceeds of $5,643,884 and issued 274,860 shares of common stock at $2.50 per share for cash proceeds of $687,150. On June 1, 2016, the Company issued an additional 470,771 common shares for no consideration, to investors who had purchased shares between December 2015 and May 2016 at a price of $2.50 per share, in order to effectively reduce the per share price to $2.00 per share. All shares were issued to accredited investors in private placement transactions.

The proceeds from these financing activities were used to fund our existing operating deficits, expenditures associated with our real estate development projects, enhanced marketing efforts to increase revenues and the general working capital needs of the business. We will need to raise additional capital in order to meet our future liquidity needs for operating expenses, capital expenditures for the winery expansion and to further invest in our real estate development. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations.

Sources and Uses of Cash for the Years Ended December 31, 2016 and 2015

Net Cash Used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2016 and 2015, amounted to approximately $6,470,000 and $6,538,000, respectively. During the year ended December 31, 2016 the net cash used in operating activities was primarily attributable to the net loss of approximately $10,042,000, adjusted for approximately $3,821,000 of non-cash expenses and $248,000 cash provided by changes in the levels of operating assets and liabilities. During the year ended December 31, 2015 the net cash used in operating activities was primarily attributable to the net loss of approximately $8,279,000, adjusted for approximately $1,674,000 of non-cash expenses and $67,000 cash provided by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2016 and 2015 amounted to approximately $549,000 and $470,000, respectively, and was related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2016 and 2015 amounted to approximately $7,056,000 and $6,181,000, respectively. For the year ended December 31, 2016, the net cash provided by financing activities resulted primarily from the issuance of equity securities for net proceeds of approximately $7,098,000 and proceeds from loans payable of approximately $68,000, partially offset by net repayments of debt of approximately $110,000. For the year ended December 31, 2015, the net cash provided by financing activities resulted primarily from the issuance of equity securities for net proceeds of approximately $6,331,000, partially offset by net repayments of debt of approximately $150,000.

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

Based on current cash on hand and subsequent activity as described herein, our cash-on-hand only allows us to operate our business operations on a month-to-month basis. Because of our limited cash availability, we have scaled back our operations to the extent possible. While we are exploring opportunities with third parties and related parties to provide some or all of the capital we need, we have not entered into any agreement to provide us with the necessary capital. Historically, the Company has been successful in raising funds to support our capital needs. During the first three months of 2017, we raised additional capital through the sale of convertible promissory notes to accredited investors for total gross proceeds of $1,260,000, and the sale of Series B convertible preferred stock for gross proceeds $150,000. However, if we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2016 and 2015 consolidated financial statements.

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

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound). There has been a steady devaluation of the Argentine peso relative to the United States dollar in recent years. Assets and liabilities are translated into U.S. dollars at the balance sheet date, (15.9681 and 12.9441 at December 31, 2016 and 2015, respectively) and revenue and expense accounts are translated at a weighted average exchange rate for the period or for the year then ended (14.7590 and 9.2495 for the years ended December 31, 2016 and 2015, respectively). Resulting translation adjustments are made directly to accumulate other comprehensive income. Losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of $52,528 and $360,170 for the years ended December 31, 2016 and 2015, respectively, are recognized in operating results in the consolidated statements of operations. We engage in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The cumulative inflation rate for Argentina over the last three years approximated 90.9%, although the International Monetary Fund has concerns regarding the accuracy of the official data.

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

In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, we reduce the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. Our estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for our products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. During the year ended December 31, 2016 and December 31, 2015, we recorded a write-down in the value of work-in-process inventory of approximately $91,000 and $193,000, respectively, as a result of hailstorms that occurred during each year.

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

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. There were no impairments of long-lived assets for the years ended December 31, 2016 and 2015, respectively.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 did not have a material impact on the Company’s financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations.” This Update provides clarifying guidance regarding the application of ASU No. 2014-09 – Revenue From Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. The Update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The adoption of ASU 2016-8 is not expected to have a material impact on our consolidated financial statement or disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating ASU 2016-09 and its impact on our consolidated financial statements or disclosures.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.” ASU No. 2016-10 maintains the core principles of Topic 606 on revenue recognition, but clarifies identification of performance obligations and licensing implementation guidance. The amendments in ASU 2016-10 affect the guidance of ASU 2014-09 which is not yet effective. We are currently evaluating the effect, if any, that adoption of this guidance will have on our financial statements.

On May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). ASU 2016-12 provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements for ASU 2014-09. We are currently evaluating the effect of ASU 2014-09, if any, on our financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (230) – Restricted Cash.” ASU No. 2016-18 requires an entity to include amounts described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It is effective for annual reporting periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on our financial position or results of operations

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU No. 2016-20 amends certain aspects of ASU No. 2014-09 and clarifies, rather than changes, the core revenue recognition principles in ASU No. 2014-09. It is effective for annual reporting periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on our financial position and results of operations.

On February 22, 2017, the FASB issued ASU 2017-05, ‘Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20)”, which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in substance real estate. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Accounting Officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Accounting Officers concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2016, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On or about January 11, 2016, we entered an agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company. Pursuant to the terms of the agreement, Maxim would receive a monthly fee of $7,500 for the term of the agreement, which may be terminated by either party after six months, provided that 30 days’ written notice be provided. Upon execution of the agreement, Maxim received 350,000 shares of common stock of the Company, which shares vested monthly over nine months. In addition, Maxim was entitled to 100,000 shares of common stock of the Company if the Company lists on a national exchange, such as NASDAQ or NYSE MKT.

On or about October 28, 2016, the Company terminated its agreement with Maxim. In connection with the termination, we are currently in negotiations with Maxim for a return of a portion of the 350,000 shares of common stock previously issued to Maxim but there can be no assurance that any shares will be returned.

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

Name	Age	Entity	Title	Year Appointed
Scott L. Mathis	54	AWLD	Chairman, Chief Executive Officer, President	April, 1999
		TAR	General Manager (1)	December, 2007
		APII	General Manager (1)	March, 2009
		AWE	General Manager (1)	July, 2007

Maria I. Echevarria	38	AWLD	Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Compliance Officer	April, 2015
		AEU	Chief Financial Officer	April, 2015

Julian H. Beale	82	AWLD	Director	April, 1999

Peter J.L. Lawrence	83	AWLD	Director	April, 1999
		AEU	Director	November, 2009

Sergio O. Manzur Odstrcil	47	TAR	Chief Financial Officer, Chief Operating Officer (2)	March, 2011
		APII	Chief Financial Officer	March, 2011
		AWE	Chief Financial Officer, Chief Operating Officer (2)	September, 2010
Keith T. Fasano	49	CAP	Managing Director	March, 2001
		CAP	Chief Compliance Officer	February, 2010
		CAP	President and Secretary (3)	September, 2015

(1)	Translation of Argentine statutory corporate office.
(2)	Mr. Manzur Odstrcil was appointed Chief Operating Officer of TAR and AWE on April 11, 2015.
(3)	Mr. Fasano resigned his positions with DPEC as of December 31, 2016

Executive Officers

Scott L. Mathis. Mr. Mathis is the founder of AWLD and has served as Chief Executive Officer and Chairman of the Board of Directors since its inception in April 1999. Mr. Mathis has over five years’ experience serving as Chief Executive Officer and Chairman of the Board of Directors of Mercari Communications Group, Ltd., a public company. Mr. Mathis is also the founder, Chief Executive Officer, and Chairman of IPG, AGP and various other affiliated entities Since July 2009, Mr. Mathis has served as the Chief Executive Officer and Chairman of Hollywood Burger Holdings, Inc., a company he founded which is developing Hollywood-themed American fast food restaurants in Argentina and the United States. Since June 2011, Mr. Mathis has also served as the Chairman and Chief Executive Officer of InvestBio, Inc., a former subsidiary of AWLD that was spun off in 2010. Including his time with AWLD and its subsidiaries, Mr. Mathis worked for over 25 years in the securities brokerage field. From 1995-2000, he worked for National Securities Corporation and The Boston Group, L.P. Before that, he was a partner at Oppenheimer and Company and a Senior Vice President and member of the Directors Council at Lehman Brothers. Mr. Mathis also worked with Alex Brown & Sons, Gruntal and Company, Inc. and Merrill Lynch. Mr. Mathis received a Bachelor of Science degree in Business Management from Mississippi State University. The determination was made that Mr. Mathis should serve on AWLD’s Board of Directors due to his executive level experience working in the real estate development industry and in several consumer-focused businesses. He has also served on the board of directors of a number of non-public companies in the biotechnology industry.

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

Advisors

Steven A. Moel, M.D., J.D. Senior Business Advisor, AWLD. Dr. Moel is a transactional attorney in private practice in Santa Barbara, California, and he serves as counsel and/or as an officer for many corporations and non-profits. He is presently: a member of the Board of Directors of Hollywood Burger Holdings, Inc.; Vice-President, Business Development and Mergers & Acquisitions of Virgilian, LLC (nutraceuticals/agricultural); Business Advisor and Vice-President, Finance, of via Market Consumer Products, LLC (manufacturer of consumer products); Vice-President, Business Development of Employment in Australia, LLC (immigrant worker/industry connections); Vice-President, Business Development and Senior Business Advisor of Agaia LLC (green cleaning products); and on the Advisory Board of Mahlia Collection (jewelry design/manufacturing). Previously, Dr. Moel has served as: CEO of U.S. Highland, which is traded on NASDAQ (UHLN) (motorcycles, motorsports); President, Chief Operating Officer and Executive Director of American Wine Group (wine production/distribution); Chairman of the Board and Chief Operating Officer of WayBack Granola Company (granola manufacturing); member of the Board of Directors of Grudzen Development Corp. (real estate); Chief Operating Officer and Chairman of the Board of Paradigm Technologies (electronics/computer developer); and President and Chief Executive Officer of Sem-Redwood Enterprises (stock pool). He was also a founder of Akorn, Inc., a biotechnology/ pharmaceutical company which is traded on the NASDAQ (AKRX), where he served as a Director on the Executive Board, and Vice-President of Mergers and Acquisitions. Dr. Moel is also a Board-Certified Ophthalmologist who was in academic and private practice and has edited and authored multiple journal articles, medical studies, and text books, and is an Emeritus Fellow of the American Academy of Ophthalmology. His academic history includes University of Miami in Florida, the Santa Barbara College of Law, and West Virginia University Medical School.

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

The Company will consider all recommendations from any person (or group) who holds and has (or collectively if a group have) held more than 5% of the Company’s voting securities for longer than one year. Any stockholder who desires to submit a nomination of a person to stand for election of directors at the next annual or special meeting of the stockholders at which directors are to be elected must submit a notification of the stockholder’s intention to make a nomination (“Notification”) to the Company by the date mentioned in the most recent proxy statement under the heading “Proposal From Stockholders” as such date may be amended in cases where the annual meeting has been changed as contemplated in SEC Rule 14a-8(e), Question 5, and in that notification must provide the following additional information to the Company:

●	Name, address, telephone number and other methods by which the Company can contact the stockholder submitting the Notification and the total number of shares beneficially owned by the stockholder (as the term “beneficial ownership” is defined in SEC Rule 13d-3);

●	If the stockholder owns shares of the Company’s voting stock other than on the records of the Company, the stockholder must provide evidence that he or she owns such shares (which evidence may include a current statement from a brokerage house or other appropriate documentation);

●	Information from the stockholder regarding any intentions that he or she may have to attempt to make a change of control or to influence the direction of the Company, and other information regarding the stockholder any other persons associated with the stockholder that would be required under Items 4 and 5 of SEC Schedule 14A were the stockholder or other persons associated with the stockholder making a solicitation subject to SEC Rule 14a-12(c);

●	Information from the stockholder regarding any intentions that he or she may have to attempt to make a change of control or to influence the direction of the Company, and other information regarding the stockholder any other persons associated with the stockholder that would be required under Items 4 and 5 of SEC Schedule 14A were the stockholder or other persons associated with the stockholder making a solicitation subject to SEC Rule 14a-12(c);

●	All information required by Item 7 of SEC Schedule 14A with respect to the proposed nominee, which shall be in a form reasonably acceptable to the Company.

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

Responsibilities and authority of the independent directors are as follows:

●	The independent directors will meet as often as they deem necessary or appropriate to perform their responsibilities. The independent directors may meet in person or by telephone conference call, and may act by unanimous written consent.

●	The independent directors will make regular reports to the entire Board of Directors and will propose any necessary or appropriate action to the Board of Directors.

●	The independent directors will be directly responsible for establishing annual and long-term performance goals and objectives for the Company’s Chief Executive Officer and other executive officers, as well as setting the overall compensation philosophy for the Company. The directors should consider various factors when evaluating and determining the compensation terms and structure of its executive officers, including the following:

●	The executive’s leadership and operational performance and potential to enhance long-term value to the Company’s stockholders;

●	The Company’s financial resources, results of operations, and financial projections;

●	Performance compared to the financial, operational and strategic goals established for the Company;

●	The nature, scope and level of the executive’s responsibilities;

●	Competitive market compensation paid by other companies for similar positions, experience and performance levels; and

●	The executive’s current salary, the appropriate balance between incentives for long-term and short-term performance.

●	In fulfilling its compensation responsibilities, the independent directors will:

●	Review and approve performance goals and objectives relevant to the compensation of the Company’s Chief Executive Officer and other executive officers;

●	Evaluate the performance of the Chief Executive Officer and other executive officers in light of approved performance goals and objectives;

●	Establish the compensation of the Chief Executive Officer and other executive officers based upon the evaluation of the performance of the Chief Executive Officer and the other executive officers;

●	Advise the entire Board of Directors on the setting of compensation for senior management whose compensation is not otherwise set by the committee;

●	Grant options and awards under the Company’s existing stock incentive plan;

●	Subject to the necessary approval of the Board of Directors and/or the Company’s stockholders, propose the adoption, amendment and termination of any stock option plans, pension and profit sharing plans, stock bonus plans, stock purchase plans, bonus plans, deferred compensation plans and other similar programs (“Compensation Plans”);

●	Make recommendations to the Board of Directors with respect to the Compensation Plans;

●	Administer the Compensation Plans in accordance with their terms;

●	Review and approve any severance or similar termination payments proposed to be made to any current or former executive officer of the Company; and

●	Review such other compensation matters as the Chief Executive Officer or the Board of Directors of the Company requests.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2016. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2016 our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except for the untimely filing of a Form 4 for each of Messrs. Beale and Lawrence related to the granting of stock options, and the untimely filing of a Form 4 for Mr. Fasano, related to the acquisition of common shares held in his 401(k) account. Further, Messrs. Fasano and Mathis have not yet filed a Form-4 related to warrants granted to them during 2016 in their capacity as registered representatives of DPEC Capital.

Code of Ethics

On March 24, 2015 and effective April 15, 2015, the Company’s Board of Directors adopted a Code of Ethics that is applicable to all of the Company’s and its subsidiaries’ employees, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Compliance Officer. The Code of Ethics contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code. A copy of the Code of Ethics is posted at our website at www.algodongroup.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for our named executive officers, the compensation earned in the years ended December 31:

Summary Compensation Table for Executive Officers
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Scott L. Mathis(2)	2016	404,713	-	-	-	-	404,713
Chairman of the Board and Chief Executive Officer	2015	401,700	-	-	932,045	-	1,333,745

Maria I Echevarria(3)	2016	150,000	25,000	-	-	-	175,000
Chief Financial Officer and Chief Operating Officer	2015	125,000	20,000	-	95,765	-	240,765

(1)	Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in the Company’s consolidated financial statements. Refer to the Outstanding Equity Awards at Fiscal Year End schedule regarding option details on an award-by-award basis.

(2)	On September 28, 2015, we entered into a new employment agreement with Scott Mathis, our CEO. Among other things, the agreement provides for a three-year term of employment at an annual salary of $401,700 (subject to a 3% cost-of-living adjustment per year), bonus eligibility, paid vacation and specified business expense reimbursements. The agreement sets limits on the Mr. Mathis’ annual sales of AWLD common stock. Mr. Mathis is subject to a covenant not to compete during the term of the agreement and following his termination for any reason, for a period of twelve months. Upon a change of control (as defined by the agreement), all of Mr. Mathis’ outstanding equity-based awards will vest in full and his employment term resets to two years from the date of the change of control. Following Mr. Mathis’s termination for any reason, Mr. Mathis is prohibited from soliciting Company clients or employees for one year and disclosing any confidential information of AWLD for a period of two years. The agreement may be terminated by the Company for cause or by the CEO for good reason, in accordance with the terms of the agreement.

(3)	Maria Echevarria was appointed Chief Financial Officer, Chief Operating Officer, Secretary and Compliance Officer effective April 13, 2015.

Outstanding Equity Awards at Fiscal Year End

The following table provides information as to option awards held by each of the named executive officers of AWLD as of December 31, 2016. There have been no stock awards made to Mr. Mathis or Ms. Echevarria as of December 31, 2016.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Scott L. Mathis	25,000		-		3.85	4/15/2017
	25,000		-		2.48	4/15/2018
	1,000,000		-		2.48	6/30/2018
	281,250	(1)	218,750	(1)	2.48	8/27/2019
	150,000		-		2.48	8/27/2019
	547,460	(2)	912,430	(2)	2.20	6/8/2020

Maria I. Echevarria	56,250	(3)	93,750	(3)	2.20	6/8/2020

(1)	On August 27, 2014, Mr. Mathis was granted an option to acquire 500,000 shares of the Company’s common stock, of which 31,250 shares underlying the option vested on November 27, 2014 and 31,250 shares vest every three months thereafter.

(2)	On June 8, 2015, Mr. Mathis was granted an option to acquire 1,459,890 shares of the Company’s common stock, of which 364,794 shares underlying the option vest on June 8, 2016, and 91,243 shares vest every three months thereafter.

(3)	On June 8, 2015, Ms. Echevarria was granted an option to acquire 150,000 shares of the Company’s common stock, of which 37,500 shares underlying the option vest on June 8, 2016, and 9,375 shares vest every three months thereafter.

Director Compensation

The following table sets forth compensation received by our non-employee directors:

		Director Compensation
		Fees Earned or Paid in Cash	Bonus	Stock Awards	Option Awards(1)	Total
	Year	($)	($)	($)	($)	($)
Peter Lawrence (2)	2016	-	-	-	119,710	119,710
	2015	-	-	-	-	-

Julian Beale (3)	2016	-	-	-	119,710	119,710
	2015	-	-	-	-	-

(1)	Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in the Company’s consolidated financial statements

(2)	On July 19, 2016, the Company granted Mr. Lawrence an option to acquire 200,000 shares of the Company’s common stock at a price of $2.20 per share, of which 66,667 were vested and exercisable as of December 31, 2016

(3)	On July 19, 2016, the Company granted Mr. Beale an option to acquire 200,000 shares of the Company’s common stock at a price of $2.20 per share, of which 66,667 were vested and exercisable as of December 31, 2016.

During the fiscal year ended December 31, 2015, our non-employee directors did not receive any compensation for their service on our board.

Summary of the Company’s Equity Incentive Plans

General Plan Information

The 2008 Equity Incentive Plan (the “2008 Plan”) was adopted by the Board of Directors (the “Board”) on August 28, 2008 (“Effective Date”), and approved by a majority of the Company’s stockholders on September 2, 2008. The 2008 Plan was subsequently amended with Board consent and majority stockholder consent to increase the aggregate number of shares issuable under the 2008 Plan from 5,000,000 to 9,000,000, of which 1,875,735 remain available for issuance as of December 31, 2016.

On July 11, 2016, the Board of Directors adopted the 2016 Stock Option Plan (the “2016 Plan”). Under the 2016 Plan, 1,224,308 shares of common stock of the Company are authorized for issuance, with an automatic annual increase on January 1 of each year equal to 2.5% of the total number of shares of common stock outstanding on such date, on a fully diluted basis. As of December 31, 2016, there are 324,308 shares available for issuance under the 2016 Plan. On January 1, 2017, the number of shares available under the 2016 Plan was automatically increased by 1,072,774 shares for a total of 1,397,082 shares available. Authorized shares under the 2016 Plan may be subject to adjustment upon determination by the committee in the event of a corporate transaction including but not limited to a stock split, recapitalization, reorganization, or merger.

The 2016 Plan includes two types of options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards. Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended are referred to as incentive options. Options which are not intended to qualify as incentive options are referred to as non-qualified options.

The 2016 Plan is administered and interpreted by the Company’s compensation committee, or the entire Board of Directors. In addition to determining who will be granted options or other awards under the 2016 Plan and what type of awards will be granted, the committee has the authority and discretion to determine when awards will be granted and the number of awards to be granted. The committee also may determine the terms and conditions of the awards; amend the terms and conditions of the awards; how the awards may be exercised whether in cash or securities or other property; establish, amend, suspend, or waive applicable rules and regulations and appoint agents to administer the 2016 Plan; take any action for administration of the 2016 Plan; and adopt modifications to comply with laws of non-U.S. jurisdictions.

Participants in the 2016 Plan consist of Eligible Persons, who are employees, officers, consultants, advisors, independent contractors, or directors providing services to the Company or any affiliate of the Company as determined by the committee. The committee may take into account the duties of persons selected, their present and potential contributions to the success of Company and such other considerations as the committee deems relevant to the purposes of the 2016 Plan.

The exercise price of any option granted under the 2016 Plan must be no less than 100% of the “fair market value” of the Company’s common stock on the date of grant. Any incentive stock option granted under the 2016 Plan to a person owning more than 10% of the total combined voting power of the common stock must be at a price of no less than 110% of the fair market value per share on the date of grant.

Awards remain exercisable for a period of six months (but no longer than the original term of the award) after a participant ceases to be an employee or the consulting services are terminated due to death or disability. All restricted stock held by the participant becomes free of all restrictions, and any payment or benefit under a performance award is forfeited and cancelled at time of termination unless the participant is irrevocably entitled to such award at the time of termination, where termination results from death or disability. Termination of service as a result of anything other than death or disability results in the award remaining exercisable for a period of one month (but no longer than the original term of the award) after termination and any payment or benefit under a performance award is forfeited and cancelled at time of termination unless the participant is irrevocably entitled to such award at the time of termination. All restricted stock held by the participant becomes free of all restrictions unless the participant voluntarily resigns or is terminated for cause, in which event the restricted stock is transferred back to the Company.

The committee may amend, alter, suspend, discontinue or terminate the 2016 Plan at any time; provided, however, that, without the approval of the stockholders of the Company, no such amendment, alteration, suspension, discontinuation or termination shall be made that, absent such approval: (i) violates the rules or regulations of the Financial Industry Regulatory Authority, Inc. (FINRA) or any other securities exchange that are applicable to the Company; (ii) causes the Company to be unable, under the Internal Revenue Code, to grant incentive stock options under the 2016 Plan; (iii) increases the number of shares authorized under the 2016 Plan other than the 2.5% increase per year; (iv) permits the award of options or stock appreciation rights at a price less than 100% of the fair market value of a share on the date of grant of such award, as prohibited by the 2016 Plan or the repricing of options or stock appreciation rights, as prohibited by the 2016 Plan; or (v) would prevent the grant of options or stock appreciation rights that would qualify under Section 162(m) of the Internal Revenue Code.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 28, 2017, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children. In addition, the address of each of the persons set forth below (unless otherwise specified) is c/o AWLD, 135 Fifth Avenue, 10th Floor, New York, New York 10010.

Security Ownership of Certain Beneficial Owners and Management

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding as of March 28, 2017(1)
More than 5% Stockholders
The WOW Group, LLC	4,660,656		10.9%
Murdock and Janie Richard (2)	2,789,913		6.5%
Ralph & Mary Rybacki (3)	2,782,348		6.5%

Directors and Named Executive Officers
Scott L. Mathis	7,740,710	(4)	17.0%
Julian H. Beale	664,255	(5)	1.5%
Peter J.L. Lawrence	762,367	(6)	1.8%
Maria I. Echevarria	65,625	(7)	*
Keith T. Fasano	433,441	(8)	*
All directors and executive officers as a group:	9,450,215	(9)	20.5%

* Less than one percent

(1)	Based on 42,937,873 shares of our common stock outstanding on March 28, 2017, and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of March 28, 2017.

(2)	Based on information contained on Schedule 13G filed by Murdock Richard on February 6, 2015. The principal business address of Mr. and Mrs. Richard is 5950 Sherry Lane, Suite 210, Dallas, TX 75225.

(3)	Based on information contained on Schedule 13G filed by Ralph and Mary Rybacki on February 11, 2016. The principal business address of Mr. and Mrs. Rybacki is 500 Capital Drive, Lake Zurich, IL 60047.

(4)	Consists of (a) 336,545 shares of common stock owned by Mr. Mathis directly; (b) 4,660,656 shares owned by The WOW Group, LLC, of which Mr. Mathis is a controlling member; (c) 98,399 shares owned by Mr. Mathis’s 401(k) account; (d) warrants to acquire 462,657 shares of common stock, and (e) the right to acquire 2,182,453 shares of common stock subject to the exercise of options.

(5)	Consists of (a) 97,588 shares of common stock owned by Mr. Beale directly; and (b) 566,667 shares of our common stock issuable upon the exercise of stock options.

(6)	Consists of (a) 187,971 shares of our common stock owned by Mr. Lawrence directly; (b) 10,729 shares owned by Mr. Lawrence and his spouse as trustees for the Peter Lawrence 1992 Settlement Trust; and (c) 566,667 shares or our common stock issuable upon the exercise of stock options.

(7)	Consists of 65,625 shares of our common stock issuable upon the exercise of stock options.

(8)	Consists of (a) 1,843 shares of our common stock owned by Mr. Fasano directly; (b) 24,497 shares owned by Mr. Fasano’s 401(k) account; (c) 196,875 issuable upon the exercise of stock options; and (d) warrants to acquire 210,226 shares of common stock. As of December 31, 2016, Mr. Fasano resigned as DPEC Capital’s President and Secretary and as of April 1, 2017 will no longer be considered an affiliate of the Company.

(9)	Consists of 5,415,228 shares of our common stock, 3,584,537 shares of our common stock issuable upon the exercise of stock options, and 311,274 shares of our common stock issuable upon the exercise of warrants.

The WOW Group, LLC

Scott Mathis is a managing member and holds 56.57% of The WOW Group. Non-managing members include certain former DPEC Capital employees and certain AWLD stockholders. The WOW Group’s only asset is its 11.8% interest in AWLD as of December 31, 2016.

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

●	Scott Mathis is Chairman and Chief Executive Officer of Hollywood Burger Holdings, Inc. (“HBH”), a private company he founded which is developing Hollywood-themed American fast food restaurants in Argentina and the United States. The Company has an expense sharing agreement with HBH to provide office space and other clerical services. The Company was entitled to receive reimbursements of general and administrative expenses in the amount of $124,428 and $126,766 during the years ended on December 31, 2016 and 2015, respectively, as a result of the expense sharing agreement. As of December 31, 2016 and 2015, HBH owes $363,389 and $177,755, respectively, to the Company under such and similar prior agreements.

●	InvestBio, Inc. (“InvestBio”) was a wholly-owned subsidiary of AWLD until it was spun-off to AWLD stockholders, effective September 30, 2010. The owners of more than 5% of InvestBio are Scott Mathis and Ralph Rybacki. The Board of Directors of InvestBio consists of Scott Mathis, Julian Beale, and Peter Lawrence. The Company has an expense sharing agreement with InvestBio to provide office space and other clerical services. The Company was entitled to receive reimbursements of general and administrative expenses in the amount of $15,960 and $15,960 during the years ended December 31, 2016 and 2015, respectively as a result of the agreement. InvestBio owed $396,067 and $380,472 to the Company under the expense sharing agreement as of December 31, 2016 and 2015, respectively, of which $387,000 and $376,000, respectively, is deemed unrecoverable and written off.

●	DPEC Capital paid regular brokerage commissions to its registered representatives according to the standard firm payout schedule, which includes the allocation of earned warrants. During 2016, in connection with the sale of AWLD common stock, the Company issued five-year warrants to its subsidiary DPEC Capital who acted as placement agent, to purchase 342,642 and 16,000 shares of AWLD common stock at an exercise price of $2.00 and $2.50 per share, respectively, including 100,188 warrants valued at $87,965 to Scott Mathis and 38,988 warrants valued at $34,231 to Keith Fasano, each in their capacity as registered representatives. Mr. Mathis and Mr. Fasano also received cash commissions of $173,330 and $56,637, respectively, related to the sale of common stock. During 2015, in connection with the sale of AWLD common stock, the Company issued five-year warrants to its subsidiary DPEC Capital who acted as placement agent, to purchase 342,642 and 16,000 shares of AWLD common stock at an exercise price of $2.00 and $2.50 per share, respectively, including 100,188 warrants valued at $87,965 to Scott Mathis and 38,988 warrants valued at $34,231 to Keith Fasano, each in their capacity as registered representatives. Mr. Mathis and Mr. Fasano also received cash commissions of $173,330 and $56,637, respectively, related to the sale of common stock. The Company recorded $262,113 and $259,901 of stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively, which is recorded within general and administrative expense in the consolidated statements of operations.

●	On June 1, 2016, the Company modified the warrants granted to DPEC Capital between December 2015 and May 2016, such that the exercise price was adjusted from $2.50 per share to $2.00 per share, and the aggregate number of shares available to be purchased in connection with the warrants was increased from 198,807 to 245,883 shares. The Company recorded warrant modification expense of $68,548 related to the modification of the CAP Warrants.

Warrants in Affiliates Earned by DPEC Capital

As noted above, DPEC Capital earned warrants to purchase the shares of certain companies including AWLD affiliates for which DPEC Capital has provided investment banking and advisory services. It was the Company’s policy to distribute part or all of the warrants DPEC Capital earned through serving as placement agent on various private placement offerings for a related but independent entity under common management, to registered representatives or other employees who provided investment banking services. During the fiscal year ended December 31, 2016, DPEC Capital earned warrants to purchase 75,745 shares of common stock in Hollywood Burger Holdings, Inc. in connection with providing investment banking services to Hollywood Burger Holdings, Inc., of which warrants for the purchase of 53,022 shares of common stock in Hollywood Burger Holdings, Inc. were awarded to its registered representatives. During the fiscal year ended December 31, 2015, DPEC Capital earned warrants to purchase 156,016 shares of common stock in Hollywood Burger Holdings, Inc. in connection with providing investment banking services to Hollywood Burger Holdings, Inc., of which warrants for the purchase of 109,218 shares of common stock in Hollywood Burger Holdings, Inc. were awarded to its registered representatives. The Company recorded $19,392 and $44,801 of stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively, related to the warrants awarded to its registered representatives, which is recorded within discontinued operations in the consolidated statements of operations.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Marcum, LLP, our independent registered public accounting firm, for the years ended December 31, 2016 and 2015:

	2016	2015

Audit fees (1)	$227,500	$175,000
Audit-related fees	5,000	8,000
Tax fees	27,500	25,200
	$260,000	$208,200

(1)	Represents fees associated with the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2016 and 2015, and the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q during 2016 and 2015.

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

Each new engagement of Marcum, LLP, has been approved by the Board, and none of those engagements made use of the de-minimis exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10K.

Exhibit	Description

2.1	Stock Purchase Agreement between the Company and China Concentric Capital Group, Inc., dated December 20, 2016*

2.2	First Amendment to the Stock Purchase Agreement between the Company and China Concentric Capital Group, Inc., dated January 17, 2016*

2.3	Escrow Agreement between the Company, China Concentric Capital Group, Inc., and J.M. Walker & Associates, dated December 16, 2016*

2.4	First Amendment to the Escrow Agreement between the Company, China Concentric Capital Group, Inc., and J.M. Walker & Associates, dated January 17, 2017*

3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013[1]

3.2	Amended and Restated Bylaws[1]

4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013[1]

4.2	Amendment No. 1 to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated February 28, 2017[2]

4.3	Certificate of Designation of Series B Convertible Preferred Stock, dated February 28, 2017[2]

4.4	Diversified Private Equity Corp. 2008 Equity Incentive Plan; Amendment No. 1 dated January 18, 2011; and Amendment No. 2 dated September 14, 2012[1]

4.5	Form of Stock Option Certificate Pursuant to the 2008 Stock Option Plan[1]

4.6	2016 Stock Option Plan.*

4.7	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016.*

10.1	Employment Agreement by and between Algodon Wines & Luxury Development Group, Inc. and Scott L. Mathis dated September 28, 2015[6]

10.2	Agreement of Lease between 135 Fifth Avenue LLC and Diversified Biotech Holdings Corp. dated July 1, 2006 and Amendment of Lease between 135 Fifth Avenue LLC and Diversified Private Equity Corp., dated September 1, 2010[1]

10.3	Second Amendment of Lease between 135 Fifth Avenue LLC and Diversified Private Equity Corp., dated July 10, 2015[5]

10.4	Placement Agent Agreement between Hollywood Burger Holdings, Inc. and DPEC Capital, Inc. dated March 11, 2010; Initial Extension of Placement Agent Agreement dated October 8, 2010; Second Extension of Placement Agent Agreement dated July 8, 2011; Third Extension of Placement Agent Agreement dated September 7, 2011; and Fourth Extension of Placement Agent Agreement dated March 21, 2012[1]

10.5	Fifth Extension of Placement Agent Agreement between Hollywood Burger Holdings, Inc. and DPEC Capital, Inc. dated February 28, 2014[5]

10.6	Warrant Agreement between Hollywood Burger Holdings, Inc. and DPEC Capital, Inc. dated March 11, 2010; Initial Extension of Warrant Agent Agreement dated October 8, 2010; Second Extension of Warrant Agent Agreement dated March 21, 2012; and Form of Warrant Certificate[1]

10.7	Third Extension of Warrant Agreement between Hollywood Burger Holdings, Inc. and DPEC Capital, Inc. dated February 28, 2014[5]

10.8	Convertible Note Purchase Agreement dated June 24, 2011; Amendment No. 1 dated September 30, 2011; and Form of Convertible Promissory Note[1]

10.9	Placement Agent Agreement between Algodon Wines & Luxury Development Group, Inc. and DPEC Capital, Inc. dated October 1, 2012[1]

10.10	First Extension of Placement Agent Agreement between Algodon Wines & Luxury Development Group, Inc. and DPEC Capital, Inc., dated June 30, 2013; and Revised Second Extension and First Modification of October 1, 2012 Placement Agent Agreement[3]

10.11	Amended Revised Second Extension and First Modification of the October 1, 2012 Placement Agent Agreement dated as of September 8, 2014[4]

10.12	Warrant Agreement between Algodon Wines & Luxury Development Group, Inc. and DPEC Capital, Inc. dated October 1, 2012 and Form of Warrant Certificate[1]

10.13	Extension of Termination Date of Placement Agent Agreement, dated December 31, 2014; Second Extension of Termination Date of Placement Agent Agreement and Warrant Agreement, dated March 31, 2015; and Third Extension and Second Modification of the October 1, 2012 Placement Agent Agreement, dated as of October 1, 2015[5]

10.14	Extension of Warrant Agreement, dated July 9, 2014 Second Extension of Warrant Agreement, dated Sept. 8, 2014; and Third Extension of Warrant Agreement, dated October 1, 2015[5]

10.15	Letter Agreement between Maxim Group, LLC and the Company, dated January 11, 2016[5]

10.16	Investor Relations Consulting Agreement between MZHCI, LLC and the Company, dated April 8, 2016[7]

14.1	Code of Business Conduct and Ethics and Whistleblower Policy[4]

14.2	Audit Committee Charter[4]

21.1	Subsidiaries of Algodon Wines & Luxury Development Group, Inc.*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Algodon Wine Estates Property Map[1]

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.

2.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2017.

3.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Amendment No. 2 to Form 10 dated August 13, 2014.

4.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Amendment No. 3 to Form 10 dated September 12, 2014.

5.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2015.

6.	Incorporated by reference from the Company’s Quarterly report on Form 10-Q, filed on November 16, 2015.

7.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 16, 2016.

*	Filed herewith.

**	Furnished, not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

Dated: March 31, 2017	By:	/s/ Scott L. Mathis
Scott L. Mathis
Principal Executive Officer

Dated: March 31, 2017	By:	/s/ Maria I. Echevarria
Maria I. Echevarria
Principal Financial and Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 31, 2017	By:	/s/ Scott L. Mathis
Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: March 31, 2017	By:	/s/ Maria I. Echevarria
Maria I. Echevarria
Chief Financial Officer (principal financial and accounting officer)

Dated: March 31, 2017	By:	/s/ Julian H. Beale
Julian H. Beale
Director

Dated: March 31, 2017	By:	/s/ Peter J.L. Lawrence
Peter J.L. Lawrence
Director

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Algodon Wines & Luxury Development Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Algodon Wines & Luxury Development Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Algodon Wines & Luxury Development Group, Inc. and Subsidiaries, as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2017

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2016	2015
Assets
Current Assets
Cash	$131,190	$110,645
Accounts receivables, net	179,637	232,789
Accounts receivables - related parties, net	493,531	237,119
Advances and loans to employees	232,057	-
Inventory	1,186,189	1,184,268
Prepaid expenses and other current assets, net	105,429	120,774
Current assets of discontinued operations	208,154	768,430
Total Current Assets	2,536,187	2,654,025
Property and equipment, net	3,971,733	4,454,969
Prepaid foreign taxes, net	337,917	360,015
Investment - related parties	42,688	127,202
Deposits	61,284	61,284
Total Assets	$6,949,809	$7,657,495

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$349,180	$522,820
Accrued expenses	1,691,743	1,875,287
Deferred revenue	1,884,606	1,384,317
Loans payable	31,312	-
Debt obligations	162,500	287,500
Current portion of other liabilities	15,776	4,488
Current liabilities of discontinued operations	44,104	56,796
Total Current Liabilities	4,179,221	4,131,208
Accrued expenses, non-current portion	344,127	399,119
Total Liabilities	4,523,348	4,530,327

Commitments and Contingencies

Series B convertible redeemable preferred stock, par value $0.01 per share, 902,670 shares authorized, 0 shares issued and outstanding	-	-
Stockholders' Equity
Preferred stock, 11,000,000 shares authorized:
Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 42,915,379 and 38,879,333 shares issued and 42,910,962 and 38,874,922 shares outstanding as of December 31, 2016 and 2015, respectively.	429,153	388,793
Additional paid-in capital	80,102,189	69,933,147
Accumulated other comprehensive loss	(10,459,242)	(9,591,274)
Accumulated deficit	(67,631,569)	(57,589,428)
Treasury stock, at cost, 4,411 shares at December 31, 2016 and 2015	(14,070)	(14,070)
Total Stockholders' Equity	2,426,461	3,127,168
Total Liabilities and Stockholders' Equity	$6,949,809	$7,657,495

The accompanying notes are an integral part of these consolidated financial statements.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2016	2015

Sales	$1,526,075	$1,866,685
Cost of sales	(1,760,451)	(2,225,813)
Gross loss	(234,376)	(359,128)
Operating Expenses
Selling and marketing	154,626	220,019
General and administrative	6,107,016	5,306,383
Depreciation and amortization	64,853	224,282
Total operating expenses	6,326,495	5,750,684
Loss from Operations	(6,560,871)	(6,109,812)

Other Expenses
Interest expense, net	207,913	319,748
Common stock price modification	941,530	-
Warrant modification expenses	89,549	-
Total other expenses	1,238,992	319,748

Loss from Continuing Operations	(7,799,863)	(6,429,560)
Loss from Discontinued Operations	(2,242,278)	(1,849,404)
Net Loss	$(10,042,141)	$(8,278,964)

Net loss per basic and diluted common share:
Loss from continuing operations	$(0.19)	$(0.17)
Loss from discontinued operations	(0.06)	(0.05)
Net loss per common share	$(0.24)	$(0.22)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	41,078,655	37,681,332

The accompanying notes are an integral part of these consolidated financial statements.

F-4

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	For the Years Ended
	December 31,
	2016	2015

Net Loss	$(10,042,141)	$(8,278,964)
Other Comprehensive Loss
Foreign currency translation adjustments	(867,968)	(1,821,060)
Total Comprehensive Loss	$(10,910,109)	$(10,100,024)

The accompanying notes are an integral part of these consolidated financial statements.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - December 31, 2014	35,745,831	$357,458	4,411	$(14,070)	$62,517,913	$(7,770,214)	$(49,310,464)	$5,780,623
Stock-based compensation:
Common stock issued under 401(k) profit sharing plan	36,700	367	-	-	73,033	-	-	73,400
Options and warrants	-	-	-	-	1,042,135	-	-	1,042,135
Common stock issued for cash	3,096,802	30,968	-	-	6,300,066	-	-	6,331,034
Comprehensive loss:
Net loss	-	-	-	-	-	-	(8,278,964)	(8,278,964)
Other comprehensive loss	-	-	-	-	-	(1,821,060)	-	(1,821,060)
Balance - December 31, 2015	38,879,333	388,793	4,411	(14,070)	69,933,147	(9,591,274)	(57,589,428)	3,127,168
Common stock issued for cash	3,146,875	31,468	-	-	7,066,394	-	-	7,097,862
Common stock issued for price modification	470,771	4,708	-	-	936,822	-	-	941,530
Exchange of 12.5% notes for common stock	37,700	377	-	-	75,056	-	-	75,433
Stock-based compensation:
Common stock issued under 401(k) profit sharing plan	30,700	307	-	-	76,443	-	-	76,750
Options and warrants					1,131,056	-	-	1,131,056
Vesting of restricted stock	350,000	3,500			793,722	-	-	797,222
Warrant modification expense					89,549	-	-	89,549
Comprehensive loss:
Net loss	-	-	-	-	-	-	(10,042,141)	(10,042,141)
Other comprehensive loss	-	-	-	-	-	(867,968)	-	(867,968)
Balance - December 31, 2016	42,915,379	$429,153	4,411	$(14,070)	$80,102,189	$(10,459,242)	$(67,631,569)	$2,426,461

The accompanying notes are an integral part of these consolidated financial statements.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For the Years Ended
	December 31,
	2016	2015

Cash Flows from Operating Activities
Net loss	$(10,042,141)	$(8,278,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	73,869	76,749
Options and warrants	1,131,056	1,042,135
Restricted stock	797,222	-
Common stock price modification expense	941,530	-
Warrant modification expense	89,549	-
Net realized and unrealized investment losses	92,825	167,451
Depreciation and amortization	64,853	224,580
Provision for uncollectible assets	543,909	(49,073)
Write-down of inventory	91,479	193,146
Prepaid compensation amortization	3,000	19,121
Other non-cash income, net	(8,311)	-
Decrease (increase) in assets:
Accounts receivable	(339,739)	(206,755)
Inventory	(246,391)	(284,924)
Prepaid expenses and other current assets	(288,685)	(154,192)
Deposits	-	(19,266)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(186,236)	(558,249)
Deferred revenue	790,372	731,991
Other liabilities	22,279	558,542
Total Adjustments	3,572,581	1,741,256
Net Cash Used in Operating Activities	(6,469,560)	(6,537,708)
Cash Flows from Investing Activities
Purchase of property and equipment	(548,834)	(470,442)
Net Cash Used in Investing Activities	(548,834)	(470,442)
Cash Flows from Financing Activities
Proceeds from loans payable	68,001	-
Repayments of loans payable	(35,128)	(100,000)
Repayments of debt obligations	(75,000)	(50,000)
Proceeds from common stock offering	7,097,862	6,331,034
Net Cash Provided by Financing Activities	7,055,735	6,181,034
Effect of Exchange Rate Changes on Cash	(16,796)	495,036
Net Increase (Decrease) in Cash	20,545	(332,080)
Cash - Beginning of Period	110,645	442,725
Cash - End of Period	$131,190	$110,645

The accompanying notes are an integral part of these consolidated financial statements.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(unaudited)

	For the Years Ended
	December 31,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Interest paid	$149,795	$248,567
Income taxes paid	$8	$25,049

Non-Cash Investing and Financing Activity
Accrued stock based compensation converted to equity	$76,750	$73,400
Debt and interest converted to equity	$75,433	$-

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

Through December 31, 2016, AWLD’s wholly owned subsidiary, DPEC Capital, Inc. (“CAP”), was a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”), the Securities and Exchange Commission (“SEC”) and the Securities Investor Protection Corporation (“SIPC”) and cleared its securities transactions on a fully disclosed basis with another broker-dealer. CAP provided brokerage securities trading; private equity and venture capital investments; and advisory and other financial services to customers, including AWLD and certain related affiliates. On November 29, 2016, the Company’s Board of Directors determined that it was in the Company’s best interest to close down CAP and the Company ceased its broker-dealer operations on December 31, 2016. On February 21, 2017, the Company’s request to FINRA for Broker-Dealer Withdrawal (“BDW”) became effective (see Note 4 – Discontinued Operations).

AWLD also owned approximately 96.5% of Mercari Communications Group, Ltd. (“Mercari”), a public shell corporation current in its SEC reporting obligations. On December 20, 2016 AWLD entered into a Stock Purchase Agreement with a Purchaser, whereby the Purchaser agreed to purchase all of AWLD’s shares or Mercari for $260,000. The sale of Mercari stock was completed on January 20, 2017 and AWLD received net proceeds after expenses of $199,250.

2.	GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses from continuing operations of $7,799,863 and $6,429,560 during the years ended December 31, 2016 and 2015, respectively. Cash used in operating activities was $6,469,560 and $6,537,708 for the years ended December 31, 2016 and 2015, respectively. During the first three months of 2017, the Company raised additional capital through the sale of convertible promissory notes to accredited investors for total gross proceeds of $1,260,000, and the sale of Series B convertible preferred stock for gross proceeds $150,000. Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS, continued

The Company needs to raise additional capital in order to expand its business objectives. The Company funded its operations for the years ended December 31, 2016 and 2015, primarily through the sale of common stock for net proceeds of $7,097,862 and $6,331,034, respectively, and proceeds from loans payable of $68,001 and $0, respectively. During the years ended December 31, 2016 and 2015, the Company repaid debt obligations of $75,000 and $50,000, respectively (see Note 12 –Debt Obligations), and notes payable of $35,128 and $100,000, respectively (See Note 11 – Loans Payable).

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

Discontinued Operations

The Company accounted for its decision to close down its broker-dealer subsidiary, CAP, as discontinued operations in accordance with the guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Accounting for Impairment or Disposal of Long-Lived Assets,” and ASC Topic 205, “Presentation of Financial Statements,” which require that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results shall be reported in the financial statements as discontinued operations. Accordingly, the results of operations for CAP during the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar, Argentine Peso and British Pound). There has been a steady devaluation of the Argentine Peso relative to the United States Dollar in recent years. Assets and liabilities are translated into U.S. dollars at the balance sheet date (15.9681 and 12.9441 at December 31, 2016 and 2015, respectively), and revenue and expense accounts are translated at a weighted average exchange rate for the year then ended (14.7590 and 9.2495 for the years ended December 31, 2016 and 2015, respectively).

Resulting translation adjustments are made directly to accumulated other comprehensive income. Losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of $52,528 and $360,170 for the years ended December 31, 2016 and 2015, respectively, are recognized in operating results in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The official cumulative inflation rate for Argentina over the last three years approximated 90.9%, although the International Monetary Fund has concerns regarding the accuracy of the official data.

Accounts Receivable

Accounts receivable primarily represent receivables from hotel guests who occupy rooms and wine sales to commercial customers. The Company provides an allowance for doubtful accounts when it determines that it is more likely than not a specific account will not be collected. The allowance for doubtful accounts was $7,001 and $5,882, as of December 31, 2016 and 2015, respectively. Bad debt expense for the years ended December 31, 2016 and 2015 was $10,990 and $93,755, respectively. Write-offs of accounts receivable for the years ended December 31, 2016 and 2015 were $6,484 and $10,347, respectively.

Inventory

Inventories are comprised primarily of vineyard in process, wine in process, finished wine, plus food and beverage items and are stated at the lower of cost or net realizable value (which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation), with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the creation of products for resale, are recorded as inventory. Vineyard in process represents the monthly capitalization of farming expenses (including farming labor costs, usage of farming supplies and depreciation of the vineyard and farming equipment) associated with the growing of grape, olive and other fruits during the farming year which culminates with the February/March harvest. Wine in process represents the capitalization of costs during the winemaking process (including the transfer of grape costs from vineyard in process, winemaking labor costs and depreciation of winemaking fixed assets, including tanks, barrels, equipment, tools and the winemaking building). Finished wines represents wine available for sale and includes the transfer of costs from wine in process once the wine is bottled and labeled. Other inventory consists of olives, other fruits, golf equipment and restaurant food.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Inventory, continued

In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. The Company carries inventory at the lower of cost or net realizable value in accordance with ASC 330 “Inventory”, and reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. During the years ended December 31, 2016 and 2015, the Company recorded write-downs in the value of work-in-process inventory of $91,479 and $193,146 as a result of hailstorms.

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $73,633 and $45,055 at December 31, 2016 and 2015, respectively.

Foreign Operations

The following summarizes key financial metrics associated with the Company’s continuing operations (these financial metrics are immaterial for the Company’s operations in the United Kingdom):

	As of December 31,
	2016	2015
Assets- Argentina	$5,456,317	$6,254,631
Assets- U.S.	1,285,338	634,434
Assets of continuing operations	$6,741,655	$6,889,065

Liabilities- Argentina	$2,883,656	$2,222,456
Liabilities- U.S.	1,595,588	2,251,075
Liabilities of continuing operations	$4,479,244	$4,473,531

	For The Years Ended
	December 31,
	2016	2015
Revenues- Argentina	$1,478,946	$1,842,356
Revenues- U.S.	47,129	24,329
Revenues from continuing operations	$1,526,075	$1,866,685

Net Loss- Argentina	$1,693,684	$2,434,321
Net Loss- U.S.	6,106,179	3,995,239
Net Loss from continuing operations	$7,799,863	$6,429,560

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

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

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, the Company performs an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. There were no impairments of long-lived assets for the years ended December 31, 2016 and 2015.

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition, continued

The Company operates within a single operating segment, because all of its operations are in support of the Company’s branding strategy and its associated real estate development initiatives. However, the Company does track revenues from continuing operations associated with its different products and services, as follows:

	For The Years Ended
	December 31,
	2016	2015
Hotel rooms and events	$846,245	$851,389
Restaurants	317,258	519,255
Winemaking	246,918	372,035
Agricultural	25,647	13,336
Golf, tennis and other	90,007	110,670
Total revenues	$1,526,075	$1,866,685

Revenues from the Company’s broker-dealer are included in income from discontinued operations for the periods presented.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2016	2015

Options	8,024,265	8,939,436
Warrants	1,901,480	1,382,186
Total potentially dilutive shares	9,925,745	10,321,622

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2016 and 2015 was $57,987 and $92,050, respectively.

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year, which is fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements or disclosures.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016. The adoption of ASU 2015-11 did not have a material impact on the Company’s financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact that the provisions of ASU 2016-02 will have on the Company’s financial statements and related disclosures.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

New Accounting Pronouncements, continued

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification in the statement of cash flows. The adoption of ASU 2016-09 is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“Update 2016-12”), amending Update 2014-09. The amendments do not change the core principles of Update 2014-09, but clarify matters related to assessment of a collectability criterion, presentation of sales and other taxes collected from customers, non-cash consideration, contract modifications at transition and completed contracts at transition. The requirements for these standards relating to Topic 606 will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the updated requirements on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” which provides guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in practice. The ASU is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

On February 22, 2017, the FASB issued ASU 2017-05, ‘Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20)”, which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in substance real estate. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	DISCONTINUED OPERATIONS

On November 29, 2016, the Company’s Board of Directors determined that it was in the Company’s best interest to close down CAP and the Company ceased is broker-dealer operations December 31, 2016. On February 21, 2017, the Company’s request to FINRA for Broker-Dealer Withdrawal (“BDW”) became effective.

Results of Discontinued Operations

Summarized operating results of discontinued operations are presented in the following table:

	For The Years Ended December 31,
	2016	2015
Revenues	$12,192	$141,460
Gross profit	$12,192	$141,460
Operating expenses	$(2,254,551)	$(1,991,049)
Interest income, net	$81	$185
Loss from discontinued operations	$(2,242,278)	$(1,849,404)

Revenues from discontinued operations includes non-cash warrant revenues from affiliates of $22,972 and $63,546, as well as unrealized losses on affiliate warrants of $92,824 and $184,530 for the years ended December 31, 2016 and 2015, respectively.

Operating expenses from discontinued operations includes non-cash warrant and stock compensation totaling, in the aggregate, $284,092 and $403,159 for the years ended December 31, 2016 and 2015, respectively.

Summarized assets and liabilities of discontinued operations are presented in the following table:

	December 31,
	2016	2015
Related party receivable	$155,420	$96,792
Advances and loans to registered representatives, net of allowance of $513,520 and $118,000 at December 31, 2016 and 2015, respectively	-	189,612
Forgivable loans receivable	-	233,190
Prepaid expenses and other current assets	52,734	105,449
Prepaid commissions, net of allowance of $0 and $57,000 at December 31, 2016 and 2015, respectively	-	143,387
Total current assets of discontinued operations	$208,154	$768,430

Accounts payable and accrued expenses	$44,104	$56,796
Total current liabilities of discontinued operations	$44,104	$56,796

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	INVENTORY

Inventory at December 31, 2016 and 2015 is comprised of the following:

	December 31,
	2016	2015
Vineyard in process	$239,978	$180,582
Wine in process	741,158	826,851
Finished wine	128,461	104,159
Other	76,592	72,676
Total	$1,186,189	$1,184,268

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2016	2015
Buildings	$2,911,847	$3,305,715
Real estate development	930,671	939,551
Land	386,794	481,431
Furniture and fixtures	441,944	508,642
Vineyards	358,868	442,707
Machinery and equipment	563,703	562,551
Leasehold improvements	164,375	164,375
Computer hardware and software	75,105	82,043
	5,833,307	6,487,015
Less: Accumulated depreciation and amortization
	(1,861,574)	(2,032,046)
Property and equipment, net	$3,971,733	$4,454,969

Depreciation and amortization of property and equipment was $168,236 and $393,717 for the years ended December 31, 2016 and 2015, respectively, of which $64,853 and $224,580 was recorded as expense in the accompanying statement of operations, and $103,383 and $169,137 was capitalized to inventory, respectively. Most of our property and equipment is located in Argentina and the gross cost being depreciated declined year-over-year due to the devaluation of the Argentine peso relative to the United States dollar.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.	PREPAID FOREIGN TAXES

Prepaid foreign taxes, net, of $337,917 and $360,015 at December 31, 2016 and 2015, respectively, consists primarily of prepaid value added tax (“VAT”) credits. VAT credits are recovered through VAT collections on subsequent sales of products by the Company. Prepaid VAT tax credits do not expire.

In assessing the realization of the prepaid foreign taxes, management considers whether it is more likely than not that some portion or all of the prepaid foreign taxes will not be realized. Management considers the historical and projected revenues, expenses and capital expenditures in making this assessment. Based on this assessment, management has recorded a valuation allowance related to prepaid foreign taxes of $421,656 and $457,447 as of December 31, 2016 and 2015, respectively.

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

Investments – Related Parties at Fair Value:

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$42,688	$42,688

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$127,202	$127,202

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

A reconciliation of Level 3 assets is as follows:

Warrants

Balance - December 31, 2014	$294,653
Received	63,997
Allocated to employees as compensation	(44,800)
Unrealized loss	(186,648)
Balance - December 31, 2015	127,202
Received	27,703
Allocated to employees as compensation	(19,392)
Unrealized loss	(92,825)
Balance - December 31, 2016	$42,688

Accumulated unrealized loss related to investments at fair value at December 31, 2016	$(53,372)

The fair value of the warrants was determined based on the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including the expected share price volatility. Given that such shares were not publicly-traded, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, of similarly positioned public companies within the industry. Warrants retained by the Company are marked to market at each reporting date using the Black-Scholes option pricing model.

The Company’s financial instruments include cash, accounts receivable, advances and loans to registered representatives, accounts payable, accrued expenses, other liabilities, loans payable and debt obligations. The carrying value of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.	ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	December 31,
	2016	2015
Accrued compensation and payroll taxes	$1,030,015	$1,405,977
Accrued taxes payable	79,926	97,428
Accrued interest	270,761	255,497
Other accrued expenses	311,041	116,385
Accrued expenses, current	1,691,743	1,875,287
Accrued payroll tax obligations, non-current	344,127	399,119
Total accrued expenses	$2,035,870	$2,274,406

During May 2015, the Company entered into a payment plan, under which it agreed to pay its Argentine payroll tax obligations over a period of 36 months. The current portion of payments due under the plan is $226,078 as of December 31, 2016, which is included in accrued compensation and payroll taxes above. The non-current portion of accrued expenses represents payments under the plan that are scheduled to be paid after twelve months.

10.	DEFFERED REVENUES

Deferred revenues are comprised of the following:

	December 31,
	2016	2015
Real estate lot sales deposits	$1,652,180	$1,175,990
Other	232,426	208,327
Total	$1,884,606	$1,384,317

The Company accepts deposits in conjunction with agreements to sell real estate building lots at Algodon Wine Estates in the Mendoza wine region of Argentina. These lot sale deposits are generally denominated is US dollars. As of December 31, 2016 and 2015, the Company had executed agreements to sell real estate building lots for aggregate proceeds of $3,541,512 and $2,924,983, respectively. To date, twenty-one lots have been sold. The Company expects to close on the sale of these lots and record the deeds during 2017. To date, no deeds have been issued.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	LOANS PAYABLE

On March 6, 2016, the Company entered into a short-term loan payable in exchange for proceeds of $34,701 (ARS $500,000) which was used to pay certain payroll and payroll tax obligations. The loan matured on May 6, 2016 and bore interest of 10% over term of the loan. All principal and interest due under the loan payable was repaid in full on May 6, 2016.

On November 7, 2016, the Company received a bank loan in the amount of $33,300 (ARS $500,000). The loan has no stated maturity date and bears interest at 10% per month, and interest payments are due monthly. During the year ended December 31, 2016, the Company paid interest of $6,470 (ARS $100,000) related to this loan. No principal payments have been made on this loan. The decrease in the principal balance of the loan at December 31, 2016 is related to the fluctuation in exchange rates during the period.

12.	DEBT OBLIGATIONS

8% Notes

During an offering that ended on September 30, 2010, IPG issued convertible notes with an interest rate of 8% and an amended maturity date of March 31, 2011 (the “8% Notes”). During the years ended December 31, 2016 and 2015, principal of $75,000 and $50,000, respectively was repaid in cash. During the years ended December 31, 2016 and 2015 the Company accrued interest expense of $49,877 and $32,127, respectively, on the 8% Notes. As of December 31, 2016 and 2015, principal of $162,500 and $237,500, respectively, and accrued interest of $270,761 and $220,884, respectively, remained outstanding. The notes matured on March 31, 2011 and are no longer convertible. Interest continues to accrue based on the interest rate stated above.

12.5% Notes

During an offering that ended on October 31, 2011, AWLD issued convertible notes with an interest rate of 12.5% and an amended maturity date of August 29, 2012 (the “12.5% Notes”). As of December 31, 2015, principal of $50,000 and accrued interest of $34,613, remained outstanding. On January 1, 2016, principal and interest of $50,000 and $25,433, respectively, related to the 12.5% Notes were exchanged for 37,700 shares of the Company’s common stock at $2.00 per share, in connection with a one-time offer that was not pursuant to the original terms of the note. An additional $9,180 of accrued interest related to the 12.5% Notes was derecognized during the first quarter of 2016. As of December 31, 2016, there is no principal or interest outstanding related to the 12.5% Notes.

The Company’s debt obligations consist of the following:

	December 31,
	2016			2015
	Principal	Interest(1)	Total	Principal	Interest(1)	Total

8% Notes	$162,500	$270,761	$433,261	$237,500	$220,884	$458,384
12.5% Notes	-	-	-	50,000	34,613	84,613
Total	$162,500	$270,761	$433,261	$287,500	$255,497	$542,997

[1] Accrued interest is included as a component of accrued expenses on the consolidated balance sheets.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.	INCOME TAXES

The Company files tax returns in United States (“U.S.”) Federal, state and local jurisdictions, plus Argentina and the United Kingdom (“U.K.”).

United States and international components of income before income taxes were as follows:

	For The Years Ended
	December 31,
	2016	2015

United States	$(8,624,371)	$(5,837,026)
International	(1,417,770)	(2,441,938)
Income before income taxes	$(10,042,141)	$(8,278,964)

The income tax provision (benefit) consisted of the following:

	For The Years Ended
	December 31,
	2016	2015
Federal
Current	$-	$-
Deferred	(2,668,414)	(1,849,290)

State and local
Current	-	-
Deferred	(824,069)	(571,104)

Foreign
Current	-	-
Deferred	404	135,468

	(3,492,079)	(2,284,926)
Change in valuation allowance	3,492,079	2,284,926
Income tax provision (benefit)	$-	$-

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.	INCOME TAXES, continued

For the years ended December 31, 2016 and December 31, 2015, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For The Years Ended
	December 31,
	2016	2015
U.S. federal statutory rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(8.2)%	(6.9)%
Permanent differences	4.5%	2.8%
Write-off of deferred tax asset	4.6%	2.3%
Foreign minimum presumed income tax credit	0.0%	1.6%
Foreign rate differential	0.0%	1.3%
Shift in state and local rate	(2.3)%	0.0%
Other	0.6%	5.3%
Change in valuation allowance	34.8%	27.6%

Income tax provision (benefit)	0.0%	0.0%

As of December 31, 2016 and December 31, 2015, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	December 31,
	2016	2015

Net operating loss	$21,887,309	$18,480,962
Stock based compensation	1,845,969	1,678,231
Argentine tax credits	455,032	455,436
Accruals and other	263,122	563,390
Receivable allowances	429,084	247,811
Total deferred tax assets	24,880,516	21,425,831
Valuation allowance	(24,861,306)	(21,369,226)
Deferred tax assets, net of valuation allowance	19,210	56,604
Excess of book over tax basis of warrants	(19,210)	(56,604)
Net deferred tax assets	$-	$-

As of December 31, 2016 the Company had approximately $48,433,000, $54,568,000 and $33,922,000 of gross U.S. federal, state and local net operating loss (“NOL”) carryovers which may be carried forward for 20 years and begin to expire in 2019. These NOL carryovers are subject to annual limitations under Section 382 of the U.S. Internal Revenue Code when there is a greater than 50% ownership change, as determined under the regulations. Based on our analysis, there was a change of control on or about June 30, 2012 and we have determined that, due to the annual limitations under Section 382, approximately $6,315,000 of NOLs will expire unused and are not included in available NOLs stated above. Therefore, we have reduced the related deferred tax asset for U.S. NOL carryovers by approximately $2,810,000 from June 30, 2012 forward. The Company’s U.S. NOL’s generated through the date of the ownership change on June 30, 2012 are subject to an annual limitation of approximately $1,004,000.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.	INCOME TAXES, continued

As of December 31, 2016, the Company had approximately $462,000 of gross U.K. NOL carryovers which do not expire. Finally, as of December 31, 2016, the Company had approximately $455,000 of Argentine tax credits which may be carried forward 10 years and begin to expire in 2017.

Foreign earnings are assumed to be permanently reinvested. U.S. federal income taxes have not been provided on undistributed earnings of our foreign subsidiary.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized. The valuation allowance for the years ended December 31, 2016 and 2015 increased by approximately $3,492,000 and $2,285,000, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2016 and 2015. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company has U.S. tax returns subject to examination by tax authorities beginning with those filed for the year ended December 31, 2012. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

14.	RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties of $493,531 and $237,119 at December 31, 2016 and 2015, respectively, represents the net realizable value of advances made to related, but independent, entities under common management.

See Note 8 – Investments and Fair Value of Financial Instruments, for a discussion of the Company’s investment in warrants of a related, but independent, entity.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14.	RELATED PARTY TRANSACTIONS, continued

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related, but independent, entity under common management, of which AWLD’s CEO is Chairman and Chief Executive Officer, and AWLD’s CFO is an executive officer, to share expenses such as office space, support staff and other operating expenses. The agreement was amended on January 1, 2015 to update for current use of personnel, office space, professional services and material. During the years ended December 31, 2016 and 2015, the Company was entitled to receive $124,428 and $126,766, respectively, in reimbursement of general and administrative expenses as a result of the agreement. The entity owed $363,389 and $177,755, respectively, as of December 31, 2016 and 2015, under such and similar prior agreements. The amount owed to the Company at December 31, will be repaid in installments through October 1, 2018, pursuant to a repayment schedule agreed upon by the Company and the related entity on March 24, 2017.

The Company has an expense sharing agreement with a related entity to share expenses such as office space and other clerical services. The owners of more than 5% of that entity include (i) AWLD’s chairman, and (ii) a more than 5% owner of AWLD. During each of the years ended December 31, 2016 and 2015, the Company was entitled to receive $15,960 in reimbursement of general and administrative expenses as a result of the agreement. The entity owed $396,067and $380,472 to the Company under the expense sharing agreement as of December 31, 2016 and 2015, respectively, of which $387,000 and $376,000, respectively, is deemed unrecoverable and reserved.

Other Relationships

An investor and a greater than 5% stockholder of the Company is affiliated with a company that imported wines for AWE to the United States through December 31, 2015.

15.	BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. For the years ended December 31, 2016 and 2015, the Company recorded a charge associated with its contribution of approximately $74,000 and $77,000, respectively. This charge has been included as a component of general and administrative expenses in the accompanying consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $2.50 and $2.00 per share during 2016 and 2015, respectively.)

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue up to 80,000,000 shares of common stock, $0.01 par value per share effective September 30, 2013. As of December 31, 2016 and 2015, there were 42,915,379 and 38,879,333 shares of common stock issued, and 42,910,962 and 38,874,922 shares outstanding, respectively.

The Company is authorized to issue up to 11,000,000 shares of preferred stock, $0.01 par value per share, of which 10,097,330 shares are designated as Series A convertible preferred stock, and 902,670 shares are designated as Series B convertible preferred stock (See Note 18 – Subsequent Events. As of December 31, 2016 and 2015, there were no shares of preferred stock outstanding.

Equity Incentive Plans

The Company’s 2008 Equity Incentive Plan, as amended (the “2008 Plan”), was approved by the Company’s Board and stockholders on August 25, 2008. The 2008 Plan provides for grants for the purchase of up to an aggregate 9,000,000 shares, including incentive and non-qualified stock options, restricted and unrestricted stock, loans and grants, and performance awards. As of December 31, 2016, there are 1,875,735 shares available for issuance under the 2008 Plan.

On July 11, 2016, the Board of Directors adopted the 2016 Stock Option Plan (the “2016 Plan”). Under the 2016 Plan, 1,224,308 shares of common stock of the Company are authorized for issuance, with an automatic annual increase on January 1 of each year equal to 2.5% of the total number of shares of common stock outstanding on such date, on a fully diluted basis. During the year ended December 31, 2016, options for the exercise of 900,000 shares have been granted under the 2016 plan, and as of December 31, 2016, there are 324,308 shares available for issuance under the 2016 Plan. On January 1, 2017, the number of shares available under the plan was automatically increased by 1,072,774 shares for a total of 1,397,082 shares available.

Under all plans, (1) awards may be granted to employees, consultants, independent contractors, officers and directors; (2) the maximum term of any award shall be ten years from the date of grant; (3) the exercise price of any award shall not be less than the fair value on the date of grant.

Application for Quotation on OTC Bulletin Board

On January 20, 2016 FINRA cleared the Company’s request to submit quotations on the OTC Bulletin Board and in OTC Link. In addition, the Company submitted its application for quotation on the OTCQB marketplace, which was approved on March 7, 2016. The first trade on the over-the-counter market occurred on September 23, 2016.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY, continued

Preferred Stock

Pursuant to the Company’s Amended and Restated Certificate of Designation 10,097,330 shares of the Company’s preferred stock is designated as Series A Convertible Preferred Stock (see Note 18 – Subsequent Events). The Series A stockholders are entitled to cumulative cash dividends at an annual rate of 8%, payable when, as and if declared by the Board of Directors. The Series A Preferred stock is convertible into common stock on a one-for-one basis, and each holder of Series A Preferred stock is entitled to the number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series A Preferred could then be converted. The are no additional shares of Series A Preferred stock available to be issued.

Common Stock

On June 30, 2015, the Company issued 36,700 shares of common stock at $2.00 per share to settle its 2014 obligation, (an aggregate of $73,400 representing the Company’s 401(k) matching contributions) to the Company’s 401(k) profit-sharing plan.

During 2015, the Company issued 2,821,942 shares of common stock at $2.00 per share for cash proceeds of $5,643,884, and issued 274,860 shares of common stock at $2.50 per share for cash proceeds of $687,150.

On January 1, 2016, the Company issued 37,700 shares of the Company’s common stock at $2.00 per share in exchange for principal and interest of $75,433 due under the 12.5% Notes (see Note 12 – Debt Obligations).

On March 31, 2016, the Company issued 30,700 shares of common stock at $2.50 per share to settle its 2015 obligation, (an aggregate of $76,750 representing the Company’s 401(k) matching contributions), to the Company’s 401(k) profit-sharing plan.

During 2016, the Company issued 1,608,200 shares of common stock at $2.50 per share and 1,538,675 shares of common stock at $2.00 per share for aggregate cash proceeds of $7,097,862.

On June 1, 2016, the Company issued an additional 470,771 common shares for no consideration, to investors who had purchased shares between December 2015 and May 2016 at a price of $2.50 per share, in order to effectively reduce the per share price to $2.00 per share. The Company recorded a charge of $941,530 related to the issuance of these shares during the year ended December 31, 2016, which is recorded as common stock price modification expense in the accompanying consolidated statements of operations.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY, continued

Restricted Stock Awards

On January 11, 2016, the Company issued 350,000 shares of restricted stock with a grant date value of $875,000 to Maxim Group, LLC (“Maxim”), in connection with entering into an agreement with Maxim for general financial advisory and investment banking services. The shares vested 11.11% in connection with the execution of the agreement, and vest 11.11% monthly thereafter. The shares are marked to market when they vest, and unvested shares are marked to market at each reporting period, with the current fair value expensed over the vesting period. During the year ended December 31, 2016, the Company recognized $797,222 of stock-based compensation expense related to the vesting of this award, which is included in general and administrative expenses in the accompanying consolidated statement of operations. The shares are fully vested and there is no unrecognized stock-based compensation expense related to these shares as of December 31, 2016.

On or about October 28, 2016, the Company terminated its agreement with Maxim. In connection with the termination, the Company is currently in negotiations with Maxim for a return of a portion of the 350,000 shares of common stock previously issued to Maxim but there can be no assurance that any shares will be returned.

Accumulated Other Comprehensive Loss

For the years ended December 31, 2016 and 2015, the Company recorded $867,968 and $1,821,060, respectively, of foreign currency translation adjustments as accumulated other comprehensive loss.

Warrants

During 2015, in connection with the sale of its common stock, the Company issued five-year warrants to CAP, who acted as a placement agent, to purchase 342,642 shares of the Company’s common stock at $2.00 per share, and 16,000 shares of the Company’s common stock at $2.50 per share. Similarly, during 2016, the Company issued five-year warrants to CAP for the purchase of 194,694 shares of the Company’s common stock at $2.00 per share and 172,307 shares of the Company’s common stock at $2.50 per share. CAP, in turn, awarded such warrants to its registered representatives and recorded $262,113 and $259,901 of stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively, which is recorded within discontinued operations in the accompanying statements of operations (see Note 4 – Discontinued Operations).

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY, continued

Warrants, continued

Warrants granted during 2016 and 2015 had a weighted average grant date value of $0.80 and $0.84, respectively, and were valued using the Black-Scholes pricing model, with the following assumptions:

	For The Years Ended December 31,
	2016	2015
Risk free interest rate	1.01 - 1.93%	1.37 - 1.63%
Expected term (years)	5.00	5.00
Expected volatility	44.0% - 46.0%	45.9% - 47.0%
Expected dividends	0%	0%
Forfeiture rate	5.0%	5.0%

The expected term of warrants represents the contractual term of the warrant. Given that the Company’s shares were not publicly traded through September 30, 2016, the Company developed an expected volatility based on a review of the historical volatilities, over a period of time equivalent to the contractual term of the warrant, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the contractual term of the warrants.

Pursuant to the Company’s Investor Relations Consulting Agreement (see Note 17 – Commitments and Contingencies – Commitments), the Company granted five-year warrants for the purchase of 75,000 shares of the Company’s common stock to MZCHI on April 18, 2016 and granted five-year warrants for the purchase of an additional 75,000 shares of the Company’s common stock on October 18, 2016 (collectively, the “IR Warrants”). The warrants, as granted, had an exercise price of $2.50 per share, and vested three months from the date of grant. As of the effective date of the agreement, the IR Warrants had an aggregate value of $103,500, and the unvested warrants are subject to mark to market adjustments at each reporting and vest date, and which is amortized through the vesting period for each respective grant. During the year ended December 31, 2016, the Company recorded $73,393 of stock-based compensation related to the amortization of the IR Warrants, which is recorded within general and administrative expense in the consolidated statement of operations.

On October 8, 2016, the IR Warrants were amended such that the exercise price was adjusted from $2.50 per share to $2.00 per share. The Company recorded warrant modification expense of $21,001 related to the modification of the IR Warrants.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY, continued

Warrants, continued

A summary of warrants activity during the years ended December 31, 2016 and 2015 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2014	1,069,674	$2.26
Issued	358,642	2.00
Exercised	-	-
Cancelled	(46,130)	1.59
Outstanding, December 31, 2015	1,382,186	2.10
Issued	519,294	2.17
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2016	1,901,480	$2.20	2.79	$-

Exercisable, December 31, 2016	1,901,480	$2.20	2.79	$-

A summary of outstanding and exercisable warrants as of December 31, 2016 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Exercisable Number of Warrants
$2.00	Common Stock	739,629	2.8	739,629
$2.30	Preferred Stock	973,544	1.6	973,544
$2.50	Common Stock	188,307	4.0	188,307
	Total	1,901,480		1,901,480

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY, continued

Modification of CAP Warrants

On June 1, 2016, in connection with the issuance of common stock for the purpose of modifying the investor price per share see Common Stock, above), the Company modified CAP Warrants granted between December 2015 and May 2016, such that the exercise price was adjusted from $2.50 per share to $2.00 per share, and the aggregate number of shares available to be purchased in connection with the warrants was increased from 198,807 to 245,883 shares. The Company recorded warrant modification expense of $68,548 related to the modification of the CAP Warrants.

Stock Options

The Company has computed the fair value of options granted using the Black-Scholes option pricing model.

In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For The Years Ended December 31,
	2016	2015
Risk free interest rate	0.84% - 1.26%	1.06% - 1.10%
Expected term (years)	3.25 - 3.5	2.53 - 3.59
Expected volatility	44.0% - 46.1%	45.9% - 46.1%
Expected dividends	0%	0%
Forfeiture rate	5.0%	5.0%

Until September 23, 2016, there was no public trading market for the shares of AWLD common stock underlying the Company’s 2001 Plan and 2008 Plan and 2016 Plan. Accordingly, the fair value of the AWLD common stock was estimated by management based on observations of the cash sales prices of AWLD equity securities. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted to consultants represents the contractual term, whereas the expected term of options granted to employees and directors was estimated based upon the “simplified” method for “plain-vanilla” options. Given that the Company’s shares were not publicly traded through September 30, 2016, the Company developed an expected volatility based on a review of the historical volatilities, over a period of time equivalent to the expected term of the options, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options. The Company estimated forfeitures related to options at an annual rate of 5% for options outstanding at December 31, 2016.

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

On July 19, 2016, the Company granted five-year options to purchase a total of 400,000 shares of common stock at an exercise price of $2.20 to two members of the Company’s Board of Directors pursuant to the 2016 Plan. The options vested one-third on the date of grant and one-third on each of the two anniversaries subsequent to the date of grant. The options had an aggregate grant date value of $239,421.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY, continued

Stock Options, continued

On October 20, 2016, the Company granted five-year options for the purchase of 100,000 shares of the Company’s common stock to an employee of the Company and five-year options for the purchase of an aggregate 400,000 shares of the Company’s common stock to Company consultants, under the 2016 Plan. The options had an exercise price of $2.20 and vested 25% at the date of grant and 25% on each of the three anniversaries subsequent to the date of the grant. The options had an aggregate grant date fair value of $302,025, of which options granted to an employee had a grant date fair value of $60,405, which will be recognized ratably over the vesting period, and options granted to consultants had an aggregate grant date fair value of $241,620 which will be re-measured on financial reporting dates and vesting dates until the service period is complete.

In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For The Years Ended December 31,
	2016	2015
Risk free interest rate	0.84% - 1.267%	1.06 - 1.10%
Expected term (years)	3.25 – 3.50	2.53 – 3.59
Expected volatility	44.0% - 46.1%	45.9% - 46.1%
Expected dividends	0%	0%
Forfeiture rate	5.0%	5.0%

The weighted average grant date fair value per share of options granted during the years ended December 31, 2016 and 2015 was $0.60 and $0.64, respectively.

During April 2015, in connection with certain employee separation agreements, the Company modified options to purchase an aggregate of 132,671 shares of common stock, such that (a) previously vested options to purchase 68,671 shares of common stock will remain outstanding and exercisable until their original expiration dates, notwithstanding the termination and (b) an unvested option to purchase 64,000 shares of common stock will become vested immediately and will remain outstanding and exercisable until its original expiration date, notwithstanding the termination. During the year ended December 31, 2015, the Company recorded incremental stock-based compensation expense of $40,300 in connection with the modification of the options.

During the years ended December 31, 2016 and 2015, the Company recorded stock-based compensation expense of $795,550 and $782,234, respectively, related to stock option grants, which is reflected as general and administrative expenses in the consolidated statements of operations. As of December 31, 2016, there was $1,976,179 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.1 years, of which $566,392 of unrecognized expense is subject to non-employee mark-to-market adjustments.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY, continued

Stock Options, continued

A summary of options activity during the years ended December 31, 2016 and 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2014	7,806,836	$2.85
Granted	2,211,890	2.20
Exercised	-	-
Expired	(643,836)	2.95
Forfeited	(435,454)	2.51
Outstanding, December 31, 2015	8,939,436	2.70
Granted	900,000	2.20
Exercised	-	-
Expired	(1,771,421)	3.85
Forfeited	(43,750)	2.32
Outstanding, December 31, 2016	8,024,265	$2.39	3.0	$-

Exercisable, December 31, 2016	5,166,099	$2.45	2.4	$-

The following table presents information related to stock options as of December 31, 2016:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$4.32	3,066,890	4.3	1,070,954
1.91	4,847,375	1.9	3,991,395
3.44	10,000	3.4	3,750
1.49	25,000	1.5	25,000
0.29	75,000	0.3	75,000
	8,024,265	2.4	5,166,099

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

17.	COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is involved in litigation and arbitrations from time to time in the ordinary course of business. The Company does not believe that the outcome of any such pending or threatened litigation will have a material adverse effect on its financial condition or results of operations. However, as is inherent in legal proceedings, there is a risk that an unpredictable decision adverse to the Company could be reached. Notwithstanding the above, in connection with the routine audit of DPEC capital commenced in November 2016, the Company has promptly responded to requests from the SEC regarding the reported unregistered sales of the Company’s securities. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

Employment Agreement

On September 28, 2015, the Company entered into a new employment agreement with its CEO, (the “Employment Agreement”). Among other things, the Employment Agreement provides for a three-year term of employment at an annual salary of $401,700 (subject to a 3% cost-of-living adjustment per year), bonus eligibility, paid vacation and specified business expense reimbursements. The Employment Agreement sets limits on the CEO’s annual sales of AWLD common stock. The CEO is subject to a covenant not to compete during the term of the Employment Agreement and following his termination for any reason, for a period of twelve months. Upon a change of control (as defined by the Employment Agreement), all of the CEO’s outstanding equity-based awards will vest in full and his employment term resets to two years from the date of the change of control. Following the CEO’s termination for any reason, the CEO is prohibited from soliciting Company clients or employees for one year and disclosing any confidential information of AWLD for a period of two years. The Employment Agreement may be terminated by the Company for cause or by the CEO for good reason, in accordance with the terms of the Employment Agreement.

Effective September 29, 2015, the CEO resigned his position as President and Secretary for DPEC Capital, Inc. but remained on as a director and non-executive chairman. The same day, Mr. Fasano was appointed President and Secretary in addition to his continuing role as Chief Compliance Officer of DPEC Capital, Inc.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

17.	COMMITMENTS AND CONTINGENCIES, continued

Consulting Agreements

On or about January 11, 2016, the Company entered into an agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company. Pursuant to the terms of this agreement, Maxim will receive a monthly cash fee of $7,500 for the duration of the agreement, which may be terminated by either party at any time after nine months, or upon 30 days prior written notice to the other party. In connection with the agreement, the Company issued 350,000 shares of restricted common stock valued at $2.50 per share to Maxim (see Note 16 – Stockholders’ Equity). On or about October 28, 2016, the Company terminated its agreement with Maxim.

The Company entered into an Investor Relations Consulting Agreement effective April 8, 2016 (the “IR Agreement”) with MZHCI LLC (“MZHCI”) to provide consulting services with respect to financial markets and exchanges, competitors, business acquisitions and other related matters in exchange for consideration of $6,500 of cash per month plus five-year warrants for the purchase of up to 150,000 shares of the Company’s common stock at an exercise price of $2.50 per share (see Note 16 – Stockholders’ Equity – Warrants).

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

Lease Commitments

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

Future minimum payments on these operating leases are as follows:

For The Years Ended December 31,	Amount

2017	$226,577
2018	233,375
2019	240,376
2020	163,424
Total	$863,752

Rent expense for this property, for the years ended December 31, 2016 and 2015 was $189,928 and $139,107, respectively, net of reimbursements under expense sharing agreements (see Note 14 – Related Party Transactions – Expense Sharing).

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

18.	SUBSEQUENT EVENTS

Management has evaluated all subsequent events to determine if events or transactions occurring through the date that the consolidated financial statements were issued, require adjustment to or disclosure in the consolidated financial statements.

Foreign Currency Exchange Rates

The Argentine Peso to United States Dollar exchange rate was 15.5365, 15.9681 and 12.9441 at March 28, 2017, December 31, 2016 and December 31, 2015, respectively.

Issuance of Convertible Notes

Between January 27, 2017 and February 27, 2017, the Company sold convertible promissory notes to accredited investors for total gross proceeds to the Company of $1,260,000. The notes have a 90-day maturity, pay 8% annual interest and are convertible into the Company’s Series B preferred stock at a conversion price of $10 per share, beginning fifteen days after being notified of the Series B preferred offering.

On March 28, 2017, a convertible promissory note in the amount of $400,000 was converted into 40,000 shares of the Company’s Series B preferred stock.

Amended and Restated Certification of Designation

On February 28, 2017, the Company filed an Amended and Restated Certificate of Designation with the Secretary of State of the state of Delaware, decreasing the number of shares of the Company’s preferred stock designated as Series A Convertible Preferred Stock to 10,097,330 shares.

Series B Preferred Stock

On February 28, 2017, the Company filed a Certificate of Designation with the Secretary of State of the state of Delaware, designating 902,670 shares of the Company’s preferred stock as Series B Convertible Preferred Stock (“Series B”) at a par value of $0.01 per share.

The Series B stockholders are entitled to cash dividends at an annual rate of 8% of the Series B liquidation value, as defined, payable when, as and if declared by the Board of Directors. Each share of Series B stock is entitled the number of votes determined by dividing $10 by the fair market value of the Company’s common stock on the date that the Series B shares were issued, up to a maximum of ten votes per share of Series B stock.

Each Series B share is convertible at the option of the holder into 10 shares of the Company’s common stock and is automatically converted into common stock upon the uplisting of the Company’s common stock to a national securities exchange. On the second anniversary of the termination of the Series B offering, the Company will redeem all then-outstanding shares of Series B shares at a price equal to the liquidation value per share, plus all unpaid accrued and accumulated dividends.

On March 24, 2017, the Company sold 15,000 shares of Series B Preferred Stock at $10.00 per share for gross proceeds of $150,000.

