Form 10-Q
period 2017-03-31
Algodon Wines & Luxury Development Group, Inc.
filed 2017-05-15
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

212-739-7700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

As of May 15, 2017, there were 42,974,812 shares of Algodon Wines & Luxury Development Group, Inc. common stock, $0.01 par value issued and 42,970,401 outstanding.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets
Cash	$312,088	$131,190
Accounts receivables, net	185,561	179,637
Accounts receivables - related parties, net	503,471	493,531
Advances and loans to employees	210,057	232,057
Inventory	1,282,977	1,186,189
Prepaid expenses and other current assets, net	275,031	105,429
Current assets of discontinued operations	207,617	208,154
Total Current Assets	2,976,802	2,536,187
Property and equipment, net	4,164,723	3,971,733
Prepaid foreign taxes, net	213,447	337,917
Investment - related parties	39,657	42,688
Deposits	61,284	61,284
Total Assets	$7,455,913	$6,949,809

Liabilities and Temporary Equity and Stockholders' Equity
Current Liabilities
Accounts payable	$398,581	$349,180
Accrued expenses	1,534,316	1,691,743
Deferred revenue	1,843,107	1,884,606
Loans payable	45,297	31,312
Debt obligations	147,500	162,500
Current portion of other liabilities	16,948	15,776
Current liabilities of discontinued operations	-	44,104
Total Current Liabilities	3,985,749	4,179,221
Accrued expenses, non-current portion	349,249	344,127
Loans payable, non-current portion	473,859	-
Total Liabilities	4,808,857	4,523,348

Commitments and Contingencies

Series B convertible redeemable preferred stock, par value $0.01 per share, 902,670 shares authorized, 155,200 and 0 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively. Liquidation preference of $1,555,053 and $0 at March 31, 2017 and December 31, 2016, respectively.	1,552,324	-

Stockholders' Equity
Preferred stock, 11,000,000 shares authorized:
Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 42,974,812 and 42,915,379 shares issued and 42,970,401 and 42,910,962 shares outstanding as of March 31, 2017 and December 31, 2016, respectively.	429,748	429,153
Additional paid-in capital	80,380,491	80,102,189
Accumulated other comprehensive loss	(10,258,983)	(10,459,242)
Accumulated deficit	(69,442,454)	(67,631,569)
Treasury stock, at cost, 4,411 shares at March 31, 2017 and December 31, 2016	(14,070)	(14,070)
Total Stockholders' Equity	1,094,732	2,426,461
Total Liabilities and Temporary Equity and Stockholders' Equity	$7,455,913	$6,949,809

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31,
	2017	2016

Sales	$618,537	$391,898
Cost of sales	(484,683)	(334,727)
Gross profit	133,854	57,171
Operating Expenses
Selling and marketing	151,040	46,204
General and administrative	1,782,885	1,679,981
Depreciation and amortization	21,615	26,037
Total operating expenses	1,955,540	1,752,222
Loss from Operations	(1,821,686)	(1,695,051)

Other Income (Expense)
Interest expense, net	(81,856)	(27,252)
Gain on sale of investment in subsidiary	199,200	-
Total other income (expense)	117,344	(27,252)

Loss from Continuing Operations	(1,704,342)	(1,722,303)
Loss from Discontinued Operations	(106,543)	(273,962)
Net Loss	$(1,810,885)	$(1,996,265)
Deemed dividend to Series B preferred stockholders	(3,053)	-
Net loss attributable to common stockholders	$(1,813,938)	$(1,996,265)

Net loss per basic and diluted common share:
Loss from continuing operations	$(0.04)	$(0.04)
Loss from discontinued operations	$(0.00)	$(0.01)
Net loss per common share	$(0.04)	$(0.05)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	42,935,629	40,433,966

See Notes to the Condensed Consolidated Financial Statements

4

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the three months ended
	March 31,
	2017	2016

Net Loss	$(1,810,885)	$(1,996,265)
Other Comprehensive Loss
Foreign currency translation adjustments	200,259	(405,723)
Total Comprehensive Loss	$(1,610,626)	$(2,401,988)

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Temporary Equity And Stockholders' Equity

(unaudited)

	Series B Convertible Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - December 31, 2016	-	$-	42,915,379	$429,153	4,411	$(14,070)	$80,102,189	$(10,459,242)	$(67,631,569)	$2,426,461
Series B convertible redeemable preferred stock issued for cash	28,500	285,000	-	-	-	-	-	-	-	-
Common stock issued for cash, net of issuance costs of $4,500	-	-	22,500	225	-	-	40,275	-	-	40,500
Exchange of 8% notes for Series Bconvertible redeemable preferred stock	126,700	1,267,324	-	-	-	-	-	-	-	-
Stock-based compensation:Common stock issued under 401(k)profit sharing plan	-	-	36,933	370	-	-	-73,498	-	-	73,868
Options and warrants	-		-	-	-	-	164,529	-	-	164,529
Comprehensive loss:		-
Net loss	-	-	-	-	-	-	-	-	(1,810,885)	(1,810,885)
Other comprehensive loss	-	-	-	-	-	-	-	200,259	-	200,259
Balance - March 31, 2017	155,200	$1,552,324	42,974,812	$429,748	4,411	$(14,070)	$80,380,491	$(10,258,983)	$(69,442,454)	$1,094,732

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(1,810,885)	$(1,996,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) expense	18,017	16,616
Options and warrants	164,529	234,092
Vesting of restricted stock	-	291,667
Net realized and unrealized investment losses	3,031	24,098
Depreciation and amortization	21,615	26,037
Provision for uncollectible assets	2,000	(39,815)
Prepaid compensation amortization	750	750
Other non-cash income, net	-	(6,243)
Gain on sale of investment in subsidiary	(199,200)	-
Decrease (increase) in assets:
Accounts receivable	(11,713)	(33,328)
Inventory	(26,475)	(130,847)
Prepaid expenses and other current assets	7,301	(128,363)
Increase (decrease) in liabilities:	-
Accounts payable and accrued expenses	(125,780)	(138,410)
Deferred revenue	(104,776)	75,067
Other liabilities	1,172	(4,939)
Total Adjustments	(249,529)	186,382
Net Cash Used in Operating Activities	(2,060,414)	(1,809,883)
Cash Flows from Investing Activities
Purchase of property and equipment	(99,699)	(30,259)
Proceeds from sale of investment in subsidiary	199,200	-
Net Cash Provided by (Used in) Investing Activities	99,501	(30,259)
Cash Flows from Financing Activities
Proceeds from loans payable	517,243	34,701
Repayments of loans payable	(32,158)	-
Proceeds from convertible debt obligations	1,260,000	-
Repayments of debt obligations	(15,000)	(25,000)
Proceeds from sale of Series B Preferred stock	285,000	-
Proceeds from sale of common stock, net of issuance costs of $4,500	40,500	2,851,610
Net Cash Provided by Financing Activities	2,055,585	2,861,311
Effect of Exchange Rate Changes on Cash	86,226	197,922
Net Increase in Cash	180,898	1,219,091
Cash - Beginning of Period	131,190	110,645
Cash - End of Period	$312,088	$1,329,736

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the three months ended
	March 31,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$42,897	$3,484
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Accrued stock based compensation converted to equity	$73,868	$76,750
Debt and interest converted to equity	$1,267,324	$75,433

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

1. ORGANIZATION

Through its wholly-owned subsidiaries, Algodon Wines & Luxury Development Group, Inc. (the “Company”, “Algodon Partners”, “AWLD”), a Delaware corporation that was incorporated on April 5, 1999, currently invests in, develops and operates international real estate projects. The Company’s wholly-owned subsidiaries are InvestProperty Group, LLC, Algodon Global Properties, LLC, and Algodon Europe, Ltd. Through its subsidiaries, the Company currently operates Algodon Mansion (“TAR”), a Buenos Aires-based luxury boutique hotel property and has redeveloped, expanded and repositioned an Argentine winery and golf resort property called Algodon Wine Estates (“AWE”) for subdivision of a portion of this property for residential development.

Through December 31, 2016, AWLD’s wholly owned subsidiary, DPEC Capital, Inc. (“CAP”), was a broker-dealer that provided brokerage securities trading; private equity and venture capital investments; and advisory and other financial services to customers, including AWLD and certain related affiliates (see Note 4 – Discontinued Operations).

AWLD also owned approximately 96.5% of Mercari Communications Group, Ltd. (“Mercari”), a public shell corporation that was current in its SEC reporting obligations. On December 20, 2016 AWLD entered into a Stock Purchase Agreement with a Purchaser, whereby the Purchaser agreed to purchase all of AWLD’s shares or Mercari for $260,000. The sale of Mercari stock was completed on January 20, 2017 and AWLD received net proceeds after expenses of $199,200.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses from continuing operations of $1,704,342 and $1,722,303 during the three months ended March 31, 2017 and 2016, respectively, and has an accumulated deficit of $69,442,454 at March 31, 2017. Cash used in operating activities was $2,060,414 and $1,809,883 for the three months ended March 31, 2017 and 2016, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to expand its business objectives. The Company funded its operations for the three months ended March 31, 2017 and 2016 primarily through private placement offerings of $1,585,500 (net of offering costs of $4,500) and $2,851,610, respectively (See also Note 14 — Subsequent Events, related to proceeds from private placement offerings during April and May 2017). If the Company is not able to obtain additional sources of capital, it may not have sufficient funds to continue to operate the business for the next twelve months. Historically, the Company has been successful in raising funds to support its capital needs. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2017, and for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017. The consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited consolidated financial statements.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound). There has been a steady devaluation of the Argentine peso relative to the United States dollar in recent years. Assets and liabilities are translated into U.S. dollars at the balance sheet date (15.4096 and 15.9681 at March 31, 2017 and December 31, 2016, respectively) and revenue and expense accounts are translated at a weighted average exchange rate for the period or for the year then ended (15.6680 and 14.4089 for the three months ended March 31, 2017 and 2016, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $125,098 and $73,633 at March 31, 2017 and December 31, 2016, respectively.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2017	2016
Options	7,979,265	8,895,686
Warrants	1,903,730	1,480,564
Convertible instruments	1,552,000	-
Restricted shares of common stock	-	233,345
Total potentially dilutive shares	11,434,995	10,609,595

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

Results of Discontinued Operations

Summarized operating results of discontinued operations are presented in the following table:

	For The Three Months Ended March 31,
	2017	2016
Revenues	$-	$51,505
Gross profit	$-	$51,505
Operating expenses	$(106,558)	$(325,497)
Interest income	$15	$30
Loss from discontinued operations	$(106,543)	$(273,962)

Revenues from discontinued operations for the three months ended March 31, 2016 includes non-cash warrant revenues from affiliates of $20,812, as well as unrealized losses on affiliate warrants of $24,098.

Operating expenses from discontinued operations includes non-cash warrant and stock compensation totaling, in the aggregate, $4,868 and $108,874 for the three months ended March 31, 2017 and 2016, respectively.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. DISCONTINUED OPERATIONS, continued

Summarized assets and liabilities of discontinued operations are presented in the following table:

	March 31, 2017	December 31, 2016
Related party receivable	$155,420	$155,420
Prepaid expenses and other current assets	52,197	52,734
Total current assets of discontinued operations	$207,617	$208,154

Accounts payable and accrued expenses	$-	$44,104
Total current liabilities of discontinued operations	$-	$44,104

5. INVENTORY

Inventory at March 31, 2017 and December 31, 2016 is comprised of the following:

	March 31, 2017	December 31,2016
Vineyard in Process	$338,059	$239,978
Wine in Process	811,078	741,158
Finished Wine	39,182	128,461
Other	94,658	76,592
	$1,282,977	$1,186,189

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

Investments – Related Parties at Fair Value

As of March 31, 2017	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$39,657	$39,657

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$42,688	$42,688

A reconciliation of Level 3 assets is as follows:

Warrants

Balance - December 31, 2016	$42,688
Unrealized loss	(3,031)
Balance - March 31, 2017	$39,657

	March 31, 2017	December 31, 2016
Accumulated unrealized losses related to investments at fair value	$(56,403)	$(53,372)

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

It had been the Company’s policy to distribute part or all of the warrants CAP earns through serving as placement agent on various private placement offerings for a related but independent entity under common management, to registered representatives or other employees who provided investment banking services. The Company recorded $14,569 compensation expense (fair value) related to these distributed warrants for the three months ended March 31, 2016. There was no compensation recorded related distributed warrants for three months ended March 31, 2017. Warrants retained by the Company’s broker-dealer subsidiary are marked to market at each reporting date using the Black-Scholes option pricing model. Unrealized losses on affiliate warrants of $3,031 and $24,098 recorded during the quarter ended March 31, 2017 and 2016, respectively, are included in revenues on the accompanying condensed consolidated statements of operations.

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

7. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	March 31, 2017	December 31, 2016

Accrued compensation and payroll taxes	$986,185	$1,030,015
Accrued taxes payable	67,120	79,926
Accrued interest	279,610	270,761
Other accrued expenses	201,401	311,041
Accrued expenses, current	1,534,316	1,691,743
Accrued payroll tax obligations, non-current	349,249	344,127
Total accrued expenses	$1,883,565	$2,035,870

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. LOANS PAYABLE

On November 7, 2016, the Company received a bank loan in the amount of $33,300 (ARS $500,000). The loan had no stated maturity date and bore interest at 10% per month, and interest payments are due monthly. The loan was paid in full on March 13, 2017. The Company paid interest of $7,978 (ARS $125,000) during the three months ended March 31, 2017.

On March 31, 2017, the Company received a bank loan in the amount of $519,156 (ARS $8,000,000). The loan bears interest at 24.18% per annum, and principal and interest will be paid in forty-two monthly installments beginning on October 1, 2017 and ending on March 1, 2021.

9. DEBT OBLIGATIONS

Between January 27, 2017 and February 27, 2017, the Company sold convertible promissory notes to accredited investors for total gross proceeds to the Company of $1,260,000. The notes had a 90-day maturity, paid 8% annual interest and were convertible into the Company’s Series B convertible preferred stock (the “Series B Preferred Stock”) at a conversion price of $10 per share, beginning fifteen days after being notified of the Series B Preferred Stock offering. On March 31, 2017, the $1,260,000 of principal plus $7,324 of accrued interest owed on the convertible promissory notes was converted into 126,700 shares of Series B Preferred Stock (See Note 12 -Stockholders’ Equity).

The Company’s outstanding debt obligations consist of principal remaining related to 8% convertible notes (the IPG Notes) that were issued during 2010. The conversion option on the IPG Notes expired in 2012, and the IPG Notes are no longer convertible into the Company’s stock. The balance on the IPG Notes is as follows:

	March 31, 2017			December 31, 2016
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

IPG Notes	$147,500	$279,610	$427,110	$162,500	$270,761	$433,261

[1] Accrued interest is included as a component of accrued expenses on the condensed consolidated balance sheets.

During the three months ended March 31, 2017, the Company repaid $15,000 of principal related to the IPG Notes.

During the three months ended March 31, 2017 and 2016, the Company accrued interest expense of $8,849 and $7,868, respectively, in connection with the IPG Notes.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties, net of $503,471 and $493,531 at March 31, 2017 and December 31, 2016, respectively, represents the net realizable value of advances made to related, but independent, entities under common management, of which $466,129 and $372,456 respectively, represents amounts owed to the Company in connection with expense sharing agreements as described below.

Investments

See Note 6 – Investments and Fair Value of Financial Instruments, for information related to investments in related parties.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related entity of which AWLD’s CEO is Chairman and Chief Executive Officer, and AWLD’s CFO is an executive officer, to share expenses such as office space, support staff and other operating expenses. The Company is entitled to receive reimbursement of $58,683 and $39,196 for expenses incurred during the three months ended March 31, 2017 and 2016, respectively, pursuant to this agreement. The entity owed $455,073 and $363,389, respectively, as of March 31, 2017 and December 31, 2016, under such and similar prior agreements. The amount owed to the Company at March 31, 2017, will be repaid through October 1, 2018, pursuant to a repayment schedule agreed upon by the Company and the related entity on March 24, 2017.

The Company has an expense sharing agreement with a related entity to share expenses such as office space and other clerical services. The owners of more than 5% of that entity include (i) AWLD’s chairman, and (ii) a more than 5% owner of AWLD. The Company was entitled to receive reimbursement of $3,990 and $3,990 for expenses during the three months ended March 31, 2017 and 2016, respectively, pursuant to this agreement. The entity owed $400,057 and $396,067 to the Company under the expense sharing agreement as of March 31, 2017 and December 31, 2016, respectively, of which $389,000 and $387,000, respectively, is deemed unrecoverable and reserved.

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

A participant is always fully vested in their account, including the Company’s contribution. For the three months ended March 31, 2017 and 2016, the Company recorded a charge associated with its contribution of $18,017 and $16,616, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle prior year’s obligations based on the fair market value of its common stock on the date the shares are issued, (shares were issued at $2.00 and $2.50 per share for the three months ended March 31, 2017 and 2016, respectively.)

12. STOCKHOLDERS’ EQUITY

Amended and Restated Certification of Designation

On February 28, 2017, the Company filed an Amended and Restated Certificate of Designation with the Secretary of State of the state of Delaware, decreasing the number of shares of the Company’s preferred stock designated as Series A Convertible Preferred Stock to 10,097,330 shares.

Series B Preferred Stock

On February 28, 2017, the Company filed a Certificate of Designation with the Secretary of State of the state of Delaware, designating 902,670 shares of the Company’s preferred stock as Series B Convertible Redeemable Preferred Stock (“Series B”) at a par value of $0.01 per share.

The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value, as defined, payable when, as and if declared by the Board of Directors. Each share of Series B is entitled the number of votes determined by dividing $10 by the fair market value of the Company’s common stock on the date that the Series B shares were issued, up to a maximum of ten votes per share of Series B. Cumulative dividends in arrears related to the Series B totaled $3,053 as of March 31, 2017, and have not been declared by Board of Directors.

Each Series B share is convertible at the option of the holder into 10 shares of the Company’s common stock and is automatically converted into common stock upon the uplisting of the Company’s common stock to a national securities exchange. On the second anniversary of the termination of the Series B offering, the Company will redeem all then-outstanding shares of Series B shares at a price equal to the liquidation value per share, plus all unpaid accrued and accumulated dividends. As a result of this redemption feature, the Series B are classified as temporary equity.

During the quarter ended March 31, 2017, the Company sold 28,500 shares of Series B at $10.00 per share for gross proceeds of $285,000 and issued 126,700 of Series B in connection with the conversion of certain convertible promissory notes (see Note 9 – Debt Obligations).

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. STOCKHOLDERS’ EQUITY, continued

Common Stock

During the three months ended March 31, 2017, the Company issued 22,500 shares of common stock at $2.00 per share for gross proceeds of $45,000, and paid $4,500 of placement agent fees related to this transaction.

Accumulated Other Comprehensive Loss

For three months ended March 31, 2017 and 2016, the Company recorded $200,259 and $(405,723), respectively, of foreign currency translation adjustment as accumulated other comprehensive income (loss).

Warrants

During the three months ended March 31, 2017 and 2016, in connection with the sale of its equity securities, the Company issued five-year warrants for the purchase of 2,250 shares of its common stock at $2.00 per share, and 98,378 shares of its common stock at $2.50 per share, respectively. CAP, in turn, awarded such warrants to its registered representatives and recorded $1,105 and $84,105, of stock-based compensation expense for three months ended March 31, 2017 and 2016, respectively, which is recorded within discontinued operations in the accompanying statements of operations (see Note 4 – Discontinued Operations).

A summary of warrants activity during the three months ended March 31, 2017 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2016	1,901,480	$2.20
Issued	2,250	2.00
Exercised	-	-
Cancelled	-	-
Outstanding, March 31, 2017	1,903,730	$2.20	2.54	$-

Exercisable, March 31, 2017	1,903,730	$2.20	2.54	$-

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. STOCKHOLDERS’ EQUITY, continued

Warrants, continued

A summary of outstanding and exercisable warrants as of March 31, 2017 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Exercisable Number of Warrants
$2.00	Common Stock	741,879	3.8	741,879
$2.30	Preferred Stock	973,544	1.3	973,544
$2.50	Common Stock	188,307	4.0	188,307
	Total	1,903,730		1,903,730

Warrants granted during the three months ended March 31, 2017 and 2016 had a weighted average grant date value of $0.52 and $1.03 per warrant share, respectively, and were valued using the Black-Scholes pricing model, with the following assumptions:

	For the Three Months Ended March 31,
	2017	2016
Risk free interest rate	1.92%	1.21% - 1.33%
Expected term (years)	5.00	5.00
Expected volatility	44.0%	46.0%
Expected dividends	0%	0%
Forfeiture rate	5.0%	5.0%

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13. STOCKHOLDERS’ EQUITY, continued

Stock Options

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Until September 23, 2016, there was no public trading market for the shares of AWLD common stock underlying the Company’s 2001 Plan and 2008 Plan and 2016 Plan. Accordingly, the fair value of the AWLD common stock used to compute the fair value of options granted prior to September 2016 was estimated by management based on observations of the cash sales prices of AWLD equity securities. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted to consultants represents the contractual term, whereas the expected term of options granted to employees and directors was estimated based upon the “simplified” method for “plain-vanilla” options. Given that the Company’s shares are not publicly traded, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options. The Company estimated forfeitures related to options at an annual rate of 5% for options outstanding at March 31, 2017.There were no stock options granted during the three months ended March 31, 2017 and 2016.

During the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense of $163,424 and $149,987, respectively, related to stock option grants, which is reflected as general and administrative expenses in the condensed consolidated statements of operations. As of March 31, 2017, there was $1,424,705 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.0 years, of which $380,667 of unrecognized expense is subject to non-employee mark-to-market adjustments.

A summary of options activity during the three months ended March 31, 2017 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs)	Intrinsic Value
Outstanding, December 31, 2016	8,024,265	2.39
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(45,000)	(2.32)
Outstanding, March 31, 2017	7,979,265	$2.39	2.5	$-

Exercisable, March 31, 2017	5,136,718	$2.44	2.1	$-

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. STOCKHOLDERS’ EQUITY, continued

Stock Options, continued

The following table presents information related to stock options at March 31, 2017:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.20	3,041,890	3.7	1,061,573
2.48	4,827,375	1.9	3,971,395
3.30	10,000	3.4	3,750
3.50	25,000	1.5	25,000
3.85	75,000	0.3	75,000
	7,979,265	2.3	5,136,718

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

Commitments

The Company leases office space in New York City under an operating lease which expires on August 31, 2020. Rent expense for this property was $51,781 and $69,962 for the three months ended March 31, 2017 and 2016, respectively, net of expense allocation to affiliates.

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

Equity Transactions

Between April 1, 2017 and May 8, 2017, the Company issued 36,500 shares of Series B convertible preferred stock for cash proceeds of $365,000.

Foreign Currency Exchange Rates

The Argentine peso to United States dollar exchange rate was 15.4883, 15.4096 and 15.9681 at May 9, 2017, March 31, 2017 and December 31, 2016, respectively.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of December 31, 2016, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Developments and Trends

Financings

During the three months ended March 31, 2017, we raised, net of repayments, approximately $2.1 million of new capital through the issuance of debt and equity, consisting primarily of proceeds from the issuance of convertible debt and loans payable, as well as proceeds from the issuance of Series B preferred stock and common stock for cash. Between April 1, 2017 and May 8, 2017 we received cash proceeds of $365,000 related to the sale of Series B preferred stock. We used the net proceeds from these debt and equity issuances for general working capital and capital expenditures.

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

Liquidity

As reflected in our condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $69 million, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2016 and 2015, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing our products and continue the development of our real estate holdings.

Our business strategy may not be successful in addressing these issues and there can be no assurance that we will be able to obtain any additional capital. If we cannot execute our business plan on a timely basis (including acquiring additional capital), our stockholders may lose their entire investment in us, because we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and we could ultimately be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code.

Consolidated Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Overview

We reported net losses of approximately $1.8 million and $2.0 million for the three months ended March 31, 2017 and 2016, respectively.

Revenues

Revenues from continuing operations were approximately $619,000 and $392,000 during the three months ended March 31, 2017 and 2016, respectively, representing an increase of $227,000 or 58%. Increases of approximately $194,000 in wine sales, $51,000 in hotel and restaurant revenues, and $23,000 in other revenues were partially offset by the $41,000 decrease from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the first quarter of 2017 compared to the same quarter in 2016.

Gross profit

We generated gross profit of approximately $134,000 for the three months ended March 31, 2017 as compared to a gross profit of approximately $57,000 for the three months ended March 31, 2016, representing an increase of $77,000 or 135%. Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $150,000 from $335,000 for the three months ended March 31, 2016 to $485,000 for the three months ended March 31, 2017. The increase in cost of sales results principally from the increase in revenues during the period. The increase in gross profit is primarily impacted by increases in hotel and restaurant revenues, for which labor costs are relatively fixed.

Selling and marketing expenses

Selling and marketing expenses were approximately $151,000 and $46,000 for the three months ended March 31, 2017 and 2016, respectively, representing an increase of $105,000 or 228%, which is primarily the result of stockholders’ events held during the first quarter of 2017 and other marketing efforts in order to promote the Algodon Brand, partially offset by a $3,000 decrease resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the first quarter of 2017 compared to the same quarter in 2016.

General and administrative expenses

General and administrative expenses were approximately $1,783,000 and $1,680,000 for the three months ended March 31, 2017 and 2016, respectively, representing an increase of $103,000 or 6%. Increases resulting from charges to reserve for potentially unrealizable assets, as well as increased corporate headcount, were partially offset by a $28,000 decrease from the impact of the fluctuations in exchange rate of the Argentine peso to the United States dollar during the period.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $22,000 and $26,000 during the three months ended March 31, 2017 and 2016, respectively, representing a decrease of $4,000 or 15%. It should be noted that an additional $28,000 and $23,000 of depreciation and amortization expense was included in cost of sales during the three months ended March 31, 2017 and 2016, respectively.

Interest expense, net

Interest expense was approximately $82,000 and $27,000 during the three months ended March 31, 2017 and 2016, respectively, representing an increase of $55,000 or 204% related to the issuance of debt during 2016.

Gain on sale of investment in subsidiary

AWLD owned approximately 96.5% of Mercari Communications Group, Ltd. (“Mercari”), a public shell corporation current in its SEC reporting obligations. On December 20, 2016, we entered into a Stock Purchase Agreement with a Purchaser, whereby the Purchaser agreed to purchase all of our shares of Mercari for $260,000. The sale of Mercari stock was completed on January 20, 2017 and we received net proceeds after expenses of $199,200.

Loss from discontinued operations

On November 29, 2016, our Board of Directors determined that it was in the Company’s best interest to close down DPEC Capital and we ceased our broker-dealer operations December 31, 2016. On February 21, 2017, our request to FINRA for Broker-Dealer Withdrawal (“BDW”) became effective. Loss from discontinued operations during the three months ended March 31, 2016 represents approximately $51,000 of private placement fees earned, offset by $325,000 of general and administrative expenses incurred, by the broker-dealer operations. Loss from discontinued operations during the three months ended March 31, 2017 consist primarily of expenses incurred to wind down the broker-dealer operations.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	March 31, 2017	December 31, 2016

Cash	$312,088	$131,190
Working Capital (Deficiency)	$(1,008,947)	$(1,643,034)

Based upon our working capital situation as of March 31, 2017, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have relied primarily on debt and equity private placement offerings to third party independent, accredited investors to sustain operations. During the three months ended March 31, 2017, we received proceeds of $1,260,000 from the issuance of convertible debt (which was subsequently converted to Series B convertible preferred stock), issued 22,500 shares of common stock at $2.00 per share to accredited investors in a private placement transaction for gross proceeds of $45,000, and issued 28,500 shares of Series B convertible preferred stock at $10.00 per share to accredited investors in a private placement transaction for gross proceeds of $285,000. We also received approximately $517,000 of proceeds from a bank loan. Between April 1, 2017 and May 8, 2017, we received cash proceeds of $365,000 in connection with the sale of series B convertible preferred stock.

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

Sources and Uses of Cash for the Three months ended March 31, 2017 and 2016

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 and 2016 amounted to approximately $2,060,000 and $1,810,000, respectively. During the three months ended March 31, 2017, the net cash used in operating activities was primarily attributable to the net loss of approximately $1,811,000 adjusted for approximately $210,000 of net non-cash expenses, partially offset by the gain on the sale of investment in a subsidiary of $(199,200) and approximately $260,000 of cash used by changes in the levels of operating assets and liabilities. During the three months ended March 31, 2016, the net cash used in operating activities was primarily attributable to the net loss of approximately $1,996,000 adjusted for approximately $547,000 of net non-cash expenses, and approximately $361,000 of cash used in by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash provided by (used in) investing activities for the three months ended March 31, 2017 and 2016 amounted to approximately $100,000 and $(30,000), respectively. Cash provided by investing activities during the three months ended March 31, 2017 consisted of $199,000 proceeds from the sale of our investment in a subsidiary, offset by $100,000 cash used for the purchase of property and equipment during the period. Cash used in investing activities during the three months ended March 31, 2016 was primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 and 2016 amounted to approximately $2,056,000 and $2,861,000, respectively. For the three months ended March 31, 2017, the net cash provided by financing activities resulted primarily from the offering of equity securities for net proceeds of approximately $326,000 and new borrowings of $1,777,000, less repayments of approximately $47,000. For the three months ended March 31, 2016, the net cash provided by financing activities resulted primarily from the offering of equity securities for net proceeds of approximately $2,852,000 and new borrowings of $35,000, less repayments of $25,000.

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

Based on current cash on hand and subsequent activity as described herein, we may not have sufficient funds to operate our business operations for the next twelve months. While we are exploring opportunities with third parties and related parties to provide some or all of the capital we need over the short and long terms, we have not entered into any external agreement to provide us with the necessary capital. Historically, the Company has been successful in raising funds to support our capital needs. If we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2016 and 2015 consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K filed with the SEC on March 31, 2017. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2017, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2017, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time AWLD and its subsidiaries and affiliates are subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by its insurance coverage, and even if they are, if claims against AWLD and its subsidiaries are successful, they may exceed the limits of applicable insurance coverage

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Shares, Options and Warrants

On January 7, 2017, the Company issued 25,000 common shares at $2.00 per share to accredited investors for cash proceeds of $50,000, and paid DPEC Capital Inc. cash commissions in the amount of $5,000 and warrants to purchase 2,500 shares of common stock at an exercise price of $2.00 per share. DPEC Capital, Inc., in turn, awarded such warrants to its registered representatives. For this sale of securities, no general solicitation was used and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on October 8, 2015 and an amended Form D was filed on December 8, 2016.

On or about January 17, 2017, at the request of the investor, the Company cancelled 2,500 shares of its common stock previously issued to one accredited investor and refunded the investor the full purchase price of the securities, which was $5,000. Warrants to purchase 250 shares of common stock and commissions in the amount of $500 were returned by DPEC Capital, Inc. to the Company.

During the three months ended March 31, 2017, the Company issued 28,500 shares of Series B convertible preferred stock at $10 per share to accredited investors for cash proceeds of $285,000, and issued 126,700 shares of Series B convertible preferred stock to accredited investors upon the conversion principal and interest, totaling, in the aggregate, $1,267,234. For this sale of securities, no general solicitation was used and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on April 7, 2017.

On March 31, 2017, the Company issued 36,933 shares of common stock at $2.00 per share to employees for the year ended December 31, 2016 of the 401(k) profit sharing plan and issued 30,700 shares of common stock at $2.50 per share to employees for the year ended December 31, 2015 of the 401(k) profit sharing plan. For these sales of securities, no general solicitation was used and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.

Other than previously reported, there have been no unregistered sales of equity securities during the three month period ended March 31, 2017.

In connection with the same offering of Series B convertible preferred stock, between April 1, 2017 and May 8, 2017, the Company issued 36,500 shares of Series B convertible preferred stock for cash proceeds of $365,000. For this sale of securities, no general solicitation was used and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on April 7, 2017.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

2.1	Stock Purchase Agreement between the Company and China Concentric Capital Group, Inc., dated December 20, 2016(2)

2.2	First Amendment to the Stock Purchase Agreement between the Company and China Concentric Capital Group, Inc., dated January 17, 2016(2)

2.3	Escrow Agreement between the Company, China Concentric Capital Group, Inc., and J.M. Walker & Associates, dated December 16, 2016(2)

2.4	First Amendment to the Escrow Agreement between the Company, China Concentric Capital Group, Inc., and J.M. Walker & Associates, dated January 17, 2017(2)

3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013 (1)

3.2	Amended and Restated Bylaws(1)

4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013 (1)

4.2	Amendment No. 1 to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated February 28, 2017 (3)

4.3	Certificate of Designation of Series B Convertible Preferred Stock, dated February 28, 2017 (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2017.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2017.

*	Filed herewith.

**	Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2017	ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

