Form 10-Q
period 2017-06-30
Algodon Wines & Luxury Development Group, Inc.
filed 2017-08-14
CIK 1559998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________.

Commission file number: 000-55209

Algodon Wines & L.uxury Development Group, Inc

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

As of August 14, 2017, there were 42,974,812 shares of Algodon Wines & Luxury Development Group, Inc. common stock, $0.01 par value issued and 42,970,401 outstanding.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets
Cash	$1,264,465	$131,190
Accounts receivables, net of allowance of $4,801 and $7,001 at June 30, 2017 and December 31, 2016, respectively	199,652	179,637
Accounts receivables - related parties, net of allowance of $393,000 and $387,000 at June 30, 2017 and December 31, 2016, respectively	563,731	493,531
Advances and loans to employees	210,057	232,057
Inventory	1,227,324	1,186,189
Prepaid expenses and other current assets, net	125,426	105,429
Current assets of discontinued operations	172,670	208,154
Total Current Assets	3,763,325	2,536,187
Property and equipment, net	3,990,486	3,971,733
Prepaid foreign taxes, net	222,147	337,917
Investment - related parties	34,520	42,688
Deposits	61,284	61,284
Total Assets	$8,071,762	$6,949,809

Liabilities, Temporary Equity and Stockholders’ Equity
Current Liabilities
Accounts payable	$325,560	$349,180
Accrued expenses	1,272,593	1,691,743
Deferred revenue	1,734,541	1,884,606
Bank loan	66,329	31,312
Debt obligations	47,500	162,500
Current portion of other liabilities	13,661	15,776
Current liabilities of discontinued operations	-	44,104
Total Current Liabilities	3,460,184	4,179,221
Accrued expenses, non-current portion	268,177	344,127
Bank loan, non-current portion	417,722	-
Total Liabilities	4,146,083	4,523,348

Commitments and Contingencies

Series B convertible redeemable preferred stock, par value $0.01 per share, 902,670 shares authorized, 480,621 and 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively. Liquidation preference of $4,857,546 at June 30, 2017.	4,806,538	-

Stockholders’ (Deficiency) Equity
Preferred stock, 11,000,000 shares authorized:
Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 42,974,812 and 42,915,379 shares issued and 42,970,401 and 42,910,962shares outstanding as of June 30, 2017 and December 31, 2016, respectively.	429,748	429,153
Additional paid-in capital	80,530,089	80,102,189
Accumulated other comprehensive loss	(10,455,474)	(10,459,242)
Accumulated deficit	(71,371,152)	(67,631,569)
Treasury stock, at cost, 4,411 shares at June 30, 2017 and December 31, 2016	(14,070)	(14,070)
Total Stockholders’ (Deficiency) Equity	(880,859)	2,426,461
Total Liabilities and Stockholders’ (Deficiency) Equity	$8,071,762	$6,949,809

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Sales	$413,295	$339,056	$1,031,832	$730,955
Cost of sales	(553,917)	(404,520)	(1,038,600)	(739,247)
Gross loss	(140,622)	(65,464)	(6,768)	(8,292)

Operating Expenses
Selling and marketing	56,710	36,674	207,750	82,878
General and administrative	1,634,532	1,718,322	3,417,417	3,378,354
Depreciation and amortization	43,357	6,086	64,972	52,073
Total operating expenses	1,734,599	1,761,082	3,690,139	3,513,305
Loss from Operations	(1,875,221)	(1,826,546)	(3,696,907)	(3,521,597)

Other Expenses
Interest expense, net	(53,477)	(63,681)	(135,333)	(90,933)
Gain on sale of investment in subsidiary	-	-	199,200	-
Common stock price modification	-	(941,530)	-	(941,530)
Warrant modification expenses	-	(68,548)	-	(68,548)
Total other expenses	(53,477)	(1,073,759)	63,867	(1,101,011)

Loss from Continuing Operations	(1,928,698)	(2,900,305)	(3,633,040)	(4,622,608)
Loss from Discontinued Operations	-	(394,364)	(106,543)	(668,326)
Net Loss	(1,928,698)	(3,294,669)	(3,739,583)	(5,290,934)
Deemed dividend to Series B preferred stockholders	(48,283)	-	(51,336)	-
Net loss attributable to common stockholders	$(1,976,981)	$(3,294,669)	$(3,790,919)	$(5,290,934)

Net loss per basic and diluted common share:
Loss from continuing operations	$(0.04)	$(0.07)	$(0.08)	$(0.12)
Loss from discontinued operations	-	(0.01)	-	(0.01)
Net loss per common share	$(0.04)	$(0.08)	$(0.08)	$(0.13)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	42,974,812	41,055,670	42,954,832	40,096,907

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net Loss	$(1,928,698)	$(3,294,669)	$(3,739,583)	$(5,290,934)
Other Comprehensive Loss
Foreign currency translation adjustments	(196,492)	(129,742)	3,768	(535,465)
Total Comprehensive Loss	$(2,125,190)	$(3,424,411)	$(3,735,815)	$(5,826,399)

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND
STOCKHOLDERS’ (DEFICIENCY) EQUITY

(unaudited)

	Series B							Accumulated		Total
	Convertible Redeemable						Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	(Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - December 31, 2016	-	$-	42,915,379	$429,153	4,411	$(14,070)	$80,102,189	$(10,459,242)	$(67,631,569)	$2,426,461
Series B preferred stock stock issued for cash	353,921	3,539,214	-	-	-	-	-	-	-	-
Common stock issued for cash, net of issuance costs of $4,500	-	-	22,500	225	-	-	40,275	-	-	40,500
Exchange of 8% notes for Series B preferred stock	126,700	1,267,324	-	-	-	-	-	-	-	-
Stock-based compensation:
Common stock issued under 401 (k) profit sharing plan	-	-	36,933	370	-	-	73,498	-	-	73,868
Options and warrants	-	-	-	-	-	-	314,127	-	-	314,127
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(3,739,583)	(3,739,583)
Other comprehensive loss	-	-	-	-	-	-	-	3,768	-	3,768
Balance - June 30, 2017	480,621	$4,806,538	42,974,812	$429,748	4,411	$(14,070)	$80,530,089	$(10,455,474)	$(71,371,152)	$(880,859)

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(3,739,583)	$(5,290,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) expense	43,814	42,506
Options and warrants	314,127	493,158
Vesting of restricted stock	-	563,888
Common stock price modification expense	-	941,530
Warrant modification expense	-	68,548
Net realized and unrealized investment losses	8,168	47,489
Depreciation and amortization	64,972	52,073
Provision for uncollectible assets	6,000	(42,604)
Prepaid compensation amortization	-	1,500
Other non-cash income, net	-	(7,535)
Gain on sale of investment in subsidiary	(199,200)	-
Decrease (increase) in assets:
Accounts receivable	(103,662)	(172,820)
Inventory	(38,255)	(63,353)
Prepaid expenses and other current assets	128,154	(127,321)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(472,794)	(317,128)
Deferred revenue	(87,962)	233,882
Other liabilities	(2,115)	(13,056)
Total Adjustments	(338,753)	1,700,757
Net Cash Used in Operating Activities	(4,078,336)	(3,590,177)
Cash Flows from Investing Activities
Purchase of property and equipment	(283,279)	(207,586)
Proceeds from sale of investment in subsidiary	199,200	-
Net Cash Used in Investing Activities	(84,079)	(207,586)
Cash Flows from Financing Activities
Proceeds from loans payable	517,243	34,701
Repayments of loans payable	(31,312)	(35,128)
Proceeds from convertible debt obligations	1,260,000	-
Repayments of debt obligations	(115,000)	(25,000)
Proceeds from sale of Series B Preferred stock	3,539,214	-
Proceeds from sale of common stock, net of issuance costs of $4,500 and $0 for the six months ended June 30, 2017 and 2016, respectively	40,500	4,230,500
Net Cash Provided by Financing Activities	5,210,645	4,205,073
Effect of Exchange Rate Changes on Cash	85,045	66,263

Net Increase in Cash	1,133,275	473,573
Cash - Beginning of Period	131,190	110,645
Cash - End of Period	$1,264,465	$584,218

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the six months ended
	June 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$112,855	$51,994
Income taxes paid	$15,643	$63

Non-Cash Investing and Financing Activity
Accrued stock based compensation converted to equity	$73,868	$76,750
Debt and interest converted to Series B Preferred	$1,267,324	$-
Debt and interest converted to common stock	$-	$75,433

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

AWLD also owned approximately 96.5% of Mercari Communications Group, Ltd. (“Mercari”), a public shell corporation that was current in its SEC reporting obligations. On December 20, 2016 AWLD entered into a Stock Purchase Agreement with a Purchaser, whereby the Purchaser agreed to purchase all of AWLD’s shares of Mercari for $260,000. The sale of Mercari stock was completed on January 20, 2017 and AWLD received net proceeds after expenses of $199,200.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses from continuing operations of $1,928,698 and $3,633,040 during the three and six months ended June 30, 2017, respectively, and $2,900,305 and $4,622,608 during the three and six months ended June 30, 2016, respectively. The Company has an accumulated deficit of $71,371,152 at June 30, 2017. Cash used in operating activities was $4,078,336 and $3,590,177 for the six months ended June 30, 2017 and 2016, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to expand its business objectives. The Company funded its operations for the six months ended June 30, 2017 and 2016 primarily through private placement offerings of $4,839,714 (net of offering costs of $4,500) and $4,230,500, respectively (See also Note 14 — Subsequent Events, related to proceeds from private placement offerings during July and August, 2017). If the Company is not able to obtain additional sources of capital, it may not have sufficient funds to continue to operate the business for the next twelve months. Historically, the Company has been successful in raising funds to support its capital needs. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited consolidated financial statements.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound). There has been a steady devaluation of the Argentine peso relative to the United States dollar in recent years. Assets and liabilities are translated into U.S. dollars using the exchange rate at the balance sheet date (16.5272 and 15.9681 at June 30, 2017 and December 31, 2016, respectively), and revenue and expense accounts are translated using a weighted average exchange rate for the period or for the year then ended (15.6863 and 14.3128 for the six months ended June 30, 2017 and 2016, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

There has been a steady devaluation of the Argentine peso relative to the United States dollar in the last few years, primarily due to inflation. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. As of June 30, 2017, the Argentina economy has not been designated as highly-inflationary for accounting purposes. The Company is closely monitoring any developments in Argentina and is evaluating the potential impact on its Consolidated Financial Statements, if the Argentine economy is deemed to be highly inflationary.

Property and Equipment

Investments in property and equipment are recorded at cost. These assets are depreciated using the straight-line method over their estimated useful lives. Most of the Company’s assets are located in Argentina and are subject to variation as a result of foreign currency translation.

The Company capitalizes internal vineyard improvement costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Expenditures for repairs and maintenance are charged to operating expense as incurred. The cost of properties sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts at the time of disposal and resulting gains and losses are included as a component of operating income. Real estate development consists of costs incurred to ready the land for sale, including primarily costs of infrastructure as well as master plan development and associated professional fees. Given that they are not currently in service, the real estate development assets are currently not being depreciated.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $1,057,058 and $73,633 at June 30, 2017 and December 31, 2016, respectively.

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

Revenue Recognition

The Company earns revenues from its real estate, hospitality, food & beverage, and other related services. Revenues from rooms, food and beverage, and other operating departments are recognized as earned at the time of sale or rendering of service. Cash received in advance of the sale or rendering of services is recorded as advance deposits or deferred revenue on the condensed consolidated balance sheets. Deferred revenues associated with real estate lot sale deposits are recognized as revenues (along with any outstanding balance) when the lot sale closes and the deed is provided to the purchaser. As of December 31, 2016, deferred revenues also include deposits accepted by the Company in connection with agreements to sell barrels of wine. These wine barrel deposits are recognized as revenues (along with any outstanding balance) when the barrel of wine is shipped to the purchaser. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the condensed consolidated statements of operations. There is no deferred revenue related to wine barrel deposits at June 30, 2017.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the vesting of restricted stock, the exercise of outstanding stock options and warrants and the conversion of convertible instruments.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2017	2016
Options	7,839,265	8,820,686
Warrants	1,903,730	1,689,362
Convertible instruments	4,806,210	-
Restricted shares of common stock	-	116,667
Total potentially dilutive shares	14,549,205	10,626,715

New Accounting Pronouncements

The Company has implemented all new accounting standards that are in effect and may impact its condensed consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations, except as described below.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods for our fiscal year ending November 3, 2019 for share-based payment awards modified on or after the adoption date. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

Results of Discontinued Operations

Summarized operating results of discontinued operations are presented in the following table:

	For The Three Months Ended June 30,		For The Six Months Ended June, 30
	2017	2016	2017	2016
Revenues	$-	$-	$-	$51,505
Gross profit	$-	$-	$-	$51,505
Operating expenses	$(6)	$(394,283)	$(106,564)	$(719,780)
Interest income (expense)	$6	$(81)	$21	$(51)
Loss from discontinued operations	$-	$(394,364)	$(106,543)	$(668,326)

Revenues from discontinued operations for the six months ended June 30, 2016 includes non-cash warrant revenues from affiliates of $20,812 and $24,098 of unrealized gains on affiliate warrants.

Summarized assets and liabilities of discontinued operations are presented in the following table:

	June 30, 2017	December 31, 2016
Related party receivable	$155,420	$155,420
Prepaid expenses and other current assets	17,250	52,734
Total current assets of discontinued operations	$172,670	$208,154

Accounts payable and accrued expenses	$-	$44,104
Total current liabilities of discontinued operations	$-	$44,104

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. INVENTORY

Inventory at June 30, 2017 and December 31, 2016 is comprised of the following:

	June 30, 2017	December 31, 2016
Vineyard in process	$104,909	$239,978
Wine in process	998,189	741,157
Finished wine	33,028	127,160
Other	91,198	77,894
	$1,227,324	$1,186,189

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

Investments – Related Parties at Fair Value

As of June 30, 2017	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$34,520	$34,520

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$42,688	$42,688

A reconciliation of Level 3 assets is as follows:

Warrants
Balance - December 31, 2016	$42,688
Unrealized loss	(8,168)
Balance - June 30, 2017	$34,520

	June 30, 2017	December 31, 2016
Accumulated unrealized (losses) gains related to investments at fair value	$(61,540)	$(53,372)

It had been the Company’s policy to distribute part or all of the warrants CAP earns through serving as placement agent on various private placement offerings for a related but independent entity under common management, to registered representatives or other employees who provided investment banking services. The Company recorded $3,015 and $17,584 of compensation expense (fair value) related to these distributed warrants for the three and six months ended June 30, 2016. There was no compensation recorded related distributed warrants for three months and six ended June 30, 2017. Warrants retained by the Company’s broker-dealer subsidiary are marked to market at each reporting date using the Black-Scholes option pricing model. Unrealized losses on affiliate warrants of $5,137 and $8,168 recorded during the three and six months ended June 30, 2017, respectively, and $23,391 and $47,489 for the three and six months ended June 30, 2016, respectively, are included in revenues on the accompanying condensed consolidated statements of operations.

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	June 30, 2017	December 31, 2016

Accrued compensation and payroll taxes	$687,820	$1,030,015
Accrued taxes payable	97,532	79,926
Accrued interest	289,162	270,761
Other accrued expenses	198,079	311,041
Accrued expenses, current	1,272,593	1,691,743
Accrued payroll tax obligations, non-current	268,177	344,127
Total accrued expenses	$1,540,770	$2,035,870

8. LOANS PAYABLE

On November 7, 2016, the Company received a bank loan in the amount of $33,300 (ARS $500,000). The loan had no stated maturity date and bore interest at 10% per month, and interest payments are due monthly. The loan was paid in full on March 13, 2017. The Company paid interest of $7,978 (ARS $125,000) during the three months ended March 31, 2017.

On March 31, 2017, the Company received a bank loan in the amount of $519,156 (ARS $8,000,000). The loan is secured by Algodon Mansion, the Company’s hotel in Argentina, and bears interest at 24.18% per annum. Principal and interest will be paid in forty-two monthly installments beginning on October 1, 2017 and ending on March 1, 2021.

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

The Company’s outstanding debt obligations consist of principal remaining related to 8% convertible notes (the “IPG Notes”) that were issued during 2010. The conversion option on the IPG Notes expired in 2012, and the IPG Notes are no longer convertible into the Company’s stock. The balance on the IPG Notes is as follows:

	June 30, 2017			December 31, 2016
	Principal	Interest [1]	Total	Principal	Interest [1]	Total
IPG Notes	$47,500	$289,162	$336,662	$162,500	$270,761	$433,261

[1] Accrued interest is included as a component of accrued expenses on the condensed consolidated balance sheets.

During the three and six months ended June 30, 2017, the Company repaid $100,000 and $115,000, respectively, of principal related to the IPG Notes.

The Company accrued interest expense of $9,553 and $18,401, respectively, during the three and six months ended June 30, 2017, and $8,295 and $16,163, respectively, during the three and six months ended June 30, 2016, in connection with the IPG Notes.

10. RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties, net of $563,761 and $493,531 at June 30, 2017 and December 31, 2016, respectively, represents the net realizable value of advances made to related, but independent, entities under common management, of which $492,791 and $372,456 respectively, represents amounts owed to the Company in connection with expense sharing agreements as described below.

Investments

See Note 6 – Investments and Fair Value of Financial Instruments, for information related to investments in related parties.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. RELATED PARTY TRANSACTIONS, continued

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related entity of which AWLD’s CEO is Chairman and Chief Executive Officer, and AWLD’s CFO is an executive officer, to share expenses such as office space, support staff and other operating expenses. The Company is entitled to receive reimbursement of $73,672 and $132,355 for expenses incurred during the three and six months ended June 30, 2017, respectively, and $29,195 and $68,391 during the three and six months ended June 30, 2016, respectively, pursuant to this agreement. The entity owed $485,744 and $363,389, respectively, as of June 30, 2017 and December 31, 2016, under this agreement. The amount owed to the Company at June 30, 2017, will be repaid through October 1, 2018, pursuant to a repayment schedule agreed upon by the Company and the related entity on March 24, 2017.

The Company has an expense sharing agreement with a related entity to share expenses such as office space and other clerical services. The owners of more than 5% of that entity include (i) AWLD’s chairman, and (ii) a more than 5% owner of AWLD. The Company was entitled to receive reimbursement of $3,990 and $7,980 for expenses during the three and six months ended June 30, 2017, respectively, and $3,990 and $7,980 during the three and six months ended June 30, 2016, respectively, pursuant to this agreement. The entity owed $400,047 and $396,067 to the Company under the expense sharing agreement as of June 30, 2017 and December 31, 2016, respectively, of which $393,000 and $387,000, respectively, is deemed unrecoverable and reserved.

Revenues

For the three and six months ended June 30, 2016, the Company recorded $15,986 and $89,855 of private equity and venture capital fees arising from private placement transactions on behalf of a related, but independent, entity under common management, which are included within discontinued operations in the accompanying statements of operations.

11. BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction. A participant is always fully vested in their account, including the Company’s contribution. For the three and six months ended June 30, 2017, the Company recorded a charge associated with its contribution of $25,797 and $43,814, respectively, and for the three and six months ended June 30, 2016, the Company recorded a charge associated with its contribution of $25,890 and $42,506, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle prior year’s obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $2.00 and $2.50 per share for the six months ended June 30, 2017 and 2016, respectively).

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

The Series B shares are offered for sale to accredited investors pursuant to a private placement memorandum dated March 1, 2017. The offering ends on August 31, 2017. During the six months ended June 30, 2017, the Company sold 353,921 shares, respectively, of Series B at $10.00 per share for gross proceeds of $3,539,214 and issued 126,700 of Series B in connection with the conversion of certain convertible promissory notes (see Note 9 – Debt Obligations).

The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value, as defined, payable when, as and if declared by the Board of Directors. Each share of Series B is entitled the number of votes determined by dividing $10 by the fair market value of the Company’s common stock on the date that the Series B shares were issued, up to a maximum of ten votes per share of Series B. Cumulative dividends in arrears related to the Series B totaled $51,336 as of June 30, 2017. On July 12, 2017, the Board declared a $60,515 dividend on the Series B preferred stock.

Each Series B share is convertible at the option of the holder into 10 shares of the Company’s common stock. All outstanding Series B shares will be automatically converted into common stock upon the uplisting of the Company’s common stock to a national securities exchange. Upon the conversion of Series B shares into common stock, all cumulative dividends with respect to such converted shares, which have not been declared by the Board of Directors, will be canceled.

On the second anniversary of the termination of the Series B offering, the Company will redeem all then-outstanding shares of Series B shares at a price equal to the liquidation value per share, plus all unpaid accrued and accumulated dividends. As a result of this redemption feature, the Series B are classified as temporary equity. At each reporting date, the Company assesses the probability of redemption of the Series B stock. At June 30, 2017, the Company has concluded that redemption is not probable. If the Company were to determine that redemption was probable, the carrying value of the Series B would be increased by periodic accretions so that the carrying value would equal the redemption amount at the redemption date.

Common Stock

On March 31, 2017, the Company issued 36,933 shares of common stock at $2.00 per share to settle its 2016 obligation, (an aggregate of $73,868) representing the Company’s 401(k) matching contributions) to the Company’s 401(k) profit-sharing plan.

During the three and six months ended June 30, 2017, the Company issued 22,500 shares of common stock at $2.00 per share for gross proceeds of $45,000 and paid $4,500 of placement agent fees related to this transaction.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. STOCKHOLDERS’ EQUITY, continued

Accumulated Other Comprehensive Loss

For three and six months ended June 30, 2017, the Company recorded $(196,492) and $3,768, respectively, of foreign currency translation adjustment as accumulated other comprehensive income (loss) and for the three and six months ended June 30, 2016, the Company recorded $(129,742) and $(535,465), respectively, of foreign currency translation adjustment as accumulated other comprehensive income (loss).

Warrants

Pursuant to the Company’s Investor Relations Consulting Agreement, the Company granted five-year warrants for the purchase of 75,000 shares of the Company’s common stock on April 18, 2016 and granted five-year warrants for the purchase of an additional 75,000 shares of the Company’s common stock on October 18, 2016 (collectively, the “IR Warrants”). The warrants have an exercise price of $2.50 per share, and vested three months from the date of grant. As of the effective date of the agreement, the IR Warrants had an aggregate value of $100,501, and the unvested warrants are subject to mark to market adjustments at each reporting and vest date, and which was amortized through the vesting period for each respective grant. During the three and six months ended June 30, 2016, the Company recorded $58,197 of stock-based compensation related to the amortization of the IR Warrants, which is recorded within general and administrative expense in the condensed consolidated statements of operations.

During the three and six months ended June 30, 2016, in connection with the sale of its equity securities, the Company issued vested five-year warrants (the “CAP Warrants”) to its subsidiary CAP, who acted as placement agent, to purchase 86,722 and 185,100 shares of its common stock, with a weighted average grant date value of $1.00 and $1.01 per share, respectively. CAP, in turn, awarded such warrants to its registered representatives and recorded $73,420 and $157,525 of stock-based compensation expense for three and six months ended June 30, 2016, respectively, which is recorded within discontinued operations in the accompanying statements of operations (see Note 4 - Discontinued Operations). Warrants granted between January 1, 2016 and May 31, 2016 were granted with an exercise price of $2.50 per share and warrants granted during June of 2016 had an exercise price of $2.00 per share. On June 1, 2016, the exercise price of warrants granted from December 2015 through May 2016 was reduced to $2.00 per share and the quantity of shares available to be issued pursuant to the warrants was increased, in the aggregate, by 47,076 shares (the “Warrant Modification”). The Company recorded warrant modification expense of $68,548 related to the Warrant Modification.

During the six months ended June 30, 2017, in connection with the sale of its equity securities, the Company issued vested five-year warrants to its subsidiary, CAP for the purchase of 2,250 shares of its common stock at $2.00 per share with a grant date value of $0.52 per share. CAP, in turn, awarded such warrants to its registered representatives and recorded $0 and $1,105 of stock-based compensation expense for three and six months ended June 30, 2017 and 2016, respectively, which is recorded within discontinued operations in the accompanying statements of operations (see Note 4 – Discontinued Operations).

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. STOCKHOLDERS’ EQUITY, continued

Warrants, continued

Warrants granted during the three and six months ended June 30, 2017 and 2016 were valued using a Black Scholes valuation model with the following weighted-average assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Risk free interest rate	N/A	1.12%	1.92%	1.16%
Expected term (years)	N/A	5.00	5.00	5.00
Expected volatility	N/A	45.9%	44.0%	46.0%
Expected dividends	N/A	0.0%	0.0%	0.0%

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

A summary of warrants activity during the six months ended June 30, 2017 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2016	1,901,480	$2.20
Issued	2,250	2.00
Exercised	-	-
Cancelled	-	-
Outstanding, June 30, 2017	1,903,730	$2.20	2.3	$-

Exercisable, June 30, 2017	1,903,730	$2.20	2.3	$-

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. STOCKHOLDERS’ EQUITY, continued

Warrants, continued

A summary of outstanding and exercisable warrants of June 30, 2017 is presented below:

Warrants Outstanding			Warrants Exercisable
			Weighted
		Outstanding	Average	Exercisable
Exercise		Number of	Remaining	Number of
Price	Exercisable Into	Warrants	Life In Years	Warrants
$2.00	Common Stock	741,879	3.5	741,879
$2.30	Preferred Stock	973,544	1.1	973,544
$2.50	Common Stock	188,307	3.7	188,307
	Total	1,903,730		1,903,730

Stock Options

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Until September 23, 2016, there was no public trading market for the shares of AWLD common stock underlying the Company’s 2001 Plan and 2008 Plan and 2016 Plan. Accordingly, the fair value of the AWLD common stock used to compute the fair value of options granted prior to September 2016 was estimated by management based on observations of the cash sales prices of AWLD equity securities. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted to consultants represents the contractual term, whereas the expected term of options granted to employees and directors was estimated based upon the “simplified” method for “plain-vanilla” options. Given that the Company’s shares were not publicly traded, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options. The Company estimated forfeitures related to options at an annual rate of 5% for options outstanding at June 30, 2017. There were no stock options granted during the three and six months ended June 30, 2017 and 2016.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. STOCKHOLDERS’ EQUITY, continued

Stock Options, continued

During the three and six months ended June 30, 2017, the Company recorded stock-based compensation expense of $149,597 and $313,021 respectively, and during the three and six months ended June 30, 2016, the Company recorgnized $127,449 and $277,436, respectively, related to stock option grants, which is reflected as general and administrative expenses in the condensed consolidated statements of operations. As of June 30, 2017, there was $956,107 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.7 years, of which $63,347 of unrecognized expense is subject to non-employee mark-to-market adjustments.

A summary of options activity during the six months ended June 30, 2017 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Terms (Yrs)	Value

Outstanding, December 31, 2016	8,024,265	$2.39
Granted	-	-
Exercised	-	-
Expired	(75,000)	3.85
Forfeited	(110,000)	2.39
Outstanding, June 30, 2017	7,839,265	$2.38	2.2	$-

Exercisable, June 30, 2017	2,992,456	$2.36	2.6	$-

The following table presents information related to stock options at June 30, 2017:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.20	3,031,890	3.2	1,324,303
$2.48	4,772,375	2.2	1,663,153
$3.30	10,000	2.9	5,000
$3.50	25,000	-	-
	7,839,265	2.4	2,992,456

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

Commitments

The Company leases office space in New York City under an operating lease which expires on August 31, 2020. Rent expense for this property was $69,694 and $121,474 for the three months and six months ended June 30, 2017 and $32,682 and $102,644 for the three and six months ended June 30, 2016, respectively, net of expense allocation to affiliates.

14. SUBSEQUENT EVENTS

Management has evaluated all subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued, require adjustment to or disclosure in the condensed consolidated financial statements.

Foreign Currency Exchange Rates

The Argentine peso to United States dollar exchange rate was 17.6997, 16.5272 and 15.9681 at August 7, 2017, June 30, 2017 and December 31, 2016, respectively.

Equity Transactions

Between July 1, 2017 and August 11, 2017 the Company sold 196,160 shares of Series B preferred stock for cash proceeds of $1,961,600.

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

Overview

We are an integrated, lifestyle related real estate development company, capitalizing on our unique brand of affordable luxury, branded as “Algodon”, to create a diverse set of interrelated products and services. Our wines, hotels and real estate ventures, currently concentrated in Argentina, offer a blend of high-end luxury and adventures products. We hope to further broaden the reach and depth of our services to strengthen and cement the reach of our brand. Ultimately, we intend to further expand and grow our business by combining unique and promising opportunities with our brand and clientele.

Through our subsidiaries, we currently operate Algodon Mansion, a Buenos Aires-based luxury boutique hotel property and we have redeveloped, expanded and repositioned a winery and golf resort property called Algodon Wine Estates for subdivision of a portion of this property for residential development.

Investment in foreign real estate requires consideration of certain risks typically not associated with investing in the United States. Such risks include, trade balances and imbalances and related economic policies, unfavorable currency exchange rate fluctuations, imposition of exchange control regulation by the United States or foreign governments, United States and foreign withholding taxes, limitations on the removal of funds or other assets, policies of governments with respect to possible nationalization of their industries, political difficulties, including expropriation of assets, confiscatory taxation and economic or political instability in foreign nations or changes in laws which affect foreign investors

Recent Developments and Trends

Financings

During the six months ended June 30, 2017, we raised, net of repayments, approximately $5.2 million of new capital through the issuance of debt and equity, consisting primarily of proceeds from the issuance of convertible debt and loans payable, as well as proceeds from the issuance of Series B preferred stock and common stock for cash. Between July 1, 2017 and August 11, 2017 we received cash proceeds of $1,961,600 related to the sale of Series B preferred stock. We used the net proceeds from these debt and equity issuances for general working capital and capital expenditures.

Initiatives

We have implemented a number of initiatives designed to expand revenues and control costs. Revenue enhancement initiatives include expanding marketing, investing in additional winery capacity and developing new real estate development revenue sources. Cost reduction initiatives include investment in equipment that will decrease our reliance on subcontractors, as well as outsourcing and restructuring of certain functions. Our goal is to become more self-sufficient and less dependent on outside financing.

Liquidity

As reflected in our condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $71 million, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2016 and 2015, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as expand the marketing of our products and continue the development of our real estate holdings.

Our business strategy may not be successful in addressing these issues and there can be no assurance that we will be able to obtain any additional capital. If we cannot execute our business plan on a timely basis (including acquiring additional capital), our stockholders may lose their entire investment in us, because we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and we could ultimately be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code

Consolidated Results of Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Overview

We reported net losses of approximately $1.9 million and $3.3 million for the three months ended June 30, 2017 and 2016, respectively.

Revenues

Revenues from continuing operations were approximately $413,000 and $339,000 during the three months ended June 30, 2017 and 2016, respectively, representing an increase of $74,000 or 22%. Increases of approximately $62,000 in agricultural revenues and $55,000 in hotel and restaurant revenues were partially offset by $43,000 decrease in revenues resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the second quarter of 2017 compared to the same quarter in 2016.

Gross loss

We generated a gross loss of approximately $141,000 for the three months ended June 30, 2017 as compared to a gross loss of approximately $65,000 for the three months ended June 30, 2016, representing an increase of $76,000 or 116%. Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $150,000, or 37%, from $404,000 for the three months ended June 30, 2016 to $554,000 for the three months ended June 30, 2017. An increase in costs of approximately $206,000 related to agricultural, hotel and revenue cost of sales, resulting principally from the increases in the related sales, as well as increased labor costs during the period, were partially offset by a $56,000 decrease in costs resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the second quarter of 2017 compared to the same quarter in 2016.

Selling and marketing expenses

Selling and marketing expenses were approximately $57,000 and $37,000 for the three months ended June 30, 2017 and 2016, respectively, representing an increase of $20,000 or 55%, which is primarily the result of advertising costs and other marketing efforts in order to promote the Algodon Brand, partially offset by a $3,000 decrease resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the second quarter of 2017 compared to the same quarter in 2016.

General and administrative expenses

General and administrative expenses were approximately $1,635,000 and $1,718,000 for the three months ended June 30, 2017 and 2016, respectively, representing a decrease of $83,000 or 5%. Increases resulting primarily from increased corporate headcount (approximately $376,000) and professional fees (approximately $250,000) were partially offset by a decrease of in stock-based compensation of approximately $595,000 and a decrease of approximately $30,000 from the impact of the fluctuations in exchange rate of the Argentine peso to the United States dollar during the period.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $43,000 and $6,000 during the three months ended June 30, 2017 and 2016, respectively, representing an increase of $37,000 or 617%. It should be noted that an additional $25,000 and $28,000 of depreciation and amortization expense was included in cost of sales during the three months ended June 30, 2017 and 2016, respectively. The increase in depreciation charges is primarily due to (a) a $23,000 true up in accumulated depreciation during the quarter ended June 30, 2016, and (b) an increase in fixed assets during 2017 related to the expansion of a warehouse in Argentina, partially offset by $4,000 decrease related to the decline in value of the Argentine peso vis-à-vis the U.S. dollar as most of our property and equipment is located in Argentina.

Interest expense, net

Interest expense was approximately $53,000 and $64,000 during the three months ended June 30, 2017 and 2016, respectively, representing a decrease of $11,000 or 17%, resulting from the decrease in the amount of debt outstanding during the period.

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

Loss from discontinued operations

On November 29, 2016, our Board of Directors determined that it was in the Company’s best interest to close down DPEC Capital and we ceased our broker-dealer operations on December 31, 2016. On February 21, 2017, our request to FINRA for Broker-Dealer Withdrawal (“BDW”) became effective. Loss from discontinued operations during the three months ended June 30, 2016 represents approximately $ $394,000 of general and administrative expenses incurred by the broker-dealer operations. There was no loss from discontinued operations during the three months ended June 30, 2017.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Overview

We reported net losses of approximately $3.7 million and $5.3 million for the six months ended June 30, 2017 and 2016, respectively.

Revenues

Revenues from continuing operations were approximately $1,032,000 and $731,000 during the six months ended June 30, 2017 and 2016, respectively, representing an increase of $301,000 or 41%. Increases in wine sales of approximately $221,000, agricultural sales of $63,000 and hotel and restaurant revenues of approximately $100,000 were partially offset by a decrease of approximately $87,000 from the impact of the fluctuations in exchange rate of the Argentine peso to the United States dollar during the period.

Gross loss

We generated a gross loss of approximately $7,000 for the six months ended June 30, 2017, as compared to a gross loss of approximately $8,000 for the six months ended June 30, 2016, representing a decrease of $1,000 or 12%. Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $300,000 from $739,000 for the six months ended June 30, 2016 to $1,039,000 for the six months ended June 30, 2017. The increase in cost of sales results are principally related to the increase in revenues, and are partially offset by a decrease of approximately $99,000 from the impact of the fluctuations in exchange rate of the Argentine peso to the United States dollar during the period.

Selling and marketing expenses

Selling and marketing expenses were approximately $208,000 and $83,000 for the six months ended June 30, 2017 and 2016, respectively, representing an increase of $125,000 or 151%, which is primarily the result of stockholders’ events held during the first quarter of 2017 and other marketing efforts in order to promote the Algodon Brand, partially offset by a $6,000 decrease resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the during the six months ended June 30, 2017 as compared to the same period in 2016.

General and administrative expenses

General and administrative expenses were approximately $3,417,000 and $3,378,000 for the six months ended June 30, 2017 and 2016, respectively, representing an increase of $39,000 or 1%. Increases resulting primarily from increased corporate headcount (approximately $540,000) and foreign taxes ($140,000) were partially offset decreases in stock-based compensation ($600,000) and a decrease of approximately $62,000 from the impact of the fluctuations in exchange rate of the Argentine peso to the United States dollar during the period.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $65,000 and $52,000 during the six months ended June 30, 2017 and 2016, respectively, representing an increase of $13,000 or 25%. It should be noted that an additional $54,000 and $51,000 of depreciation and amortization expense was included in cost of sales during the six months ended June 30, 2017 and 2016, respectively.

Interest expense, net

Interest expense was approximately $135,000 and $91,000 during the six months ended June 30, 2017 and 2016, respectively, representing an increase of $44,000 or 48% resulting from the decrease in the amount of debt outstanding during the period.

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

Common stock price modification

We recognized common stock price modification expense $942,000 during the six months ended June 30, 2016 related to the issuance of 470,771 shares of our common stock for no consideration, to investors who had previously purchased shares at a price of $2.50 per share, in order to effectively reduce their per share price to $2.00 per share.

Warrant modification expense

Warrant modification expense of approximately $69,000 during the six months ended June 30, 2016, is related to the modification of the warrants (the “CAP Warrants”) previously issued to registered representatives of our subsidiary DPEC Capital, Inc. (“CAP”) who acted as the Company’s placement agent. On June 1, 2016, the Company modified CAP Warrants granted between December 2015 and May 2016, such that the exercise price was adjusted from $2.50 per share to $2.00 per share, and the aggregate number of shares available to be purchased in connection with the warrants was increased from 198,807 to 245,883 shares.

Loss from discontinued operations

On November 29, 2016, our Board of Directors determined that it was in the Company’s best interest to close down DPEC Capital and we ceased our broker-dealer operations December 31, 2016. On February 21, 2017, our request to FINRA for Broker-Dealer Withdrawal (“BDW”) became effective. Loss from discontinued operations during the six months ended June 30, 2016 represents approximately $51,000 of private placement fees earned, offset by approximately $720,000 of general and administrative expenses incurred by the broker-dealer operations. Loss from discontinued operations during the six months ended June 30, 2017 consist primarily of expenses incurred to wind down the broker-dealer operations.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	June 30, 2017	December 31, 2016
Cash	$1,264,465	$131,190
Working Capital (Deficiency)	$303,141	$(1,643,034)

Based upon our working capital situation as of June 30, 2017, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have relied primarily on debt and equity private placement offerings to third party independent, accredited investors to sustain operations. During the six months ended June 30, 2017, we received proceeds of $1,260,000 from the issuance of convertible debt (which was subsequently converted to Series B convertible preferred stock), issued 22,500 shares of common stock at $2.00 per share to accredited investors in a private placement transaction for gross proceeds of $45,000 and issued 353,921 shares of Series B convertible preferred stock at $10.00 per share to accredited investors in a private placement transaction for gross proceeds of $3,539,214. We also received approximately $517,000 of proceeds from a bank loan. Between July 1, 2017 and August 11, 2017, we received cash proceeds of $1,961,600 in connection with the sale of Series B convertible preferred stock.

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

Sources and Uses of Cash for the Six months ended June 30, 2017 and 2016

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 and 2016 amounted to approximately $4,078,000 and $3,590,000, respectively. During the six months ended June 30, 2017, the net cash used in operating activities was primarily attributable to the net loss of approximately $3,740,000 adjusted for approximately $437,000 of net non-cash expenses, partially offset by the gain on the sale of investment in a subsidiary of approximately $(199,000) and approximately $576,000 of cash used by changes in the levels of operating assets and liabilities. During the six months ended June 30, 2016, the net cash used in operating activities was primarily attributable to the net loss of approximately $5,291,000 adjusted for approximately $2,161,000 of net non-cash expenses, and approximately $460,000 of cash used by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 and 2016 amounted to approximately $84,000 and $208,000, respectively. Cash used by investing activities during the six months ended June 30, 2017 consisted of approximately $283,000 used for the purchase of property and equipment, partially offset by approximately $199,000 proceeds from the sale of an investment in a subsidiary. Cash used in investing activities during the six months ended June 30, 2016 was primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 and 2016 amounted to approximately $5,211,000 and $4,205,000, respectively. During the six months ended June 30, 2017, net cash from financing activities resulted primarily from the offering of equity securities for net proceeds of approximately $3,580,000 and new borrowings of approximately $1,777,000, less repayments of approximately $146,000. For the six months ended June 30, 2016, the net cash provided by financing activities resulted primarily from the offering of equity securities for proceeds of approximately $4,230,000 and proceeds from loans payable of approximately $35,000, less repayments of debt of $60,000.

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

Based on current cash on hand and subsequent activity as described herein, we may not have sufficient funds to operate our business operations for the next twelve months. While we are exploring opportunities with third parties and related parties to provide some or all of the capital we need over the short and long terms, we have not entered into any external agreement to provide us with the necessary capital. Historically, the Company has been successful in raising funds to support our capital needs. If we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2016 and 2015 consolidated financial statements.

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

New Accounting Pronouncements

We have implemented all new accounting standards that are in effect and may impact our condensed consolidated financial statements and we do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations, except as described below.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods for our fiscal year ending November 3, 2019 for share-based payment awards modified on or after the adoption date. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2017, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2017, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Shares, Options and Warrants

Between July 1, 2017 and August 11, 2017, the Company issued 196,160 shares of Series B Convertible Preferred Stock (“Series B Preferred”) for cash proceeds of $1,961,600 to accredited investors. Holders of Series B Preferred will be entitled to, among other things, an annual dividend, liquidation preference, conversion to common stock of the Company upon certain events, redemption if not previously converted to common stock, and voting privileges.

For this sale of securities, no general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended. An initial Form D was filed on April 7, 2017, an amended Form D was filed on June 15, 2017, an amended Form D was filed on June 29, 2017, an amended Form D was filed on July 12, 2017, an amended Form D was filed on July 27, 2017 and an amended Form D will be filed shortly after the filing of this Quarterly Report on Form 10-Q.

Other than previously reported, there have been no unregistered sales of equity securities during the six-month period ended June 30, 2017.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

2.1	Stock Purchase Agreement between the Company and China Concentric Capital Group, Inc., dated December 20, 2016(2)

2.2	First Amendment to the Stock Purchase Agreement between the Company and China Concentric Capital Group, Inc., dated January 17, 2016(2)

2.3	Escrow Agreement between the Company, China Concentric Capital Group, Inc., and J.M. Walker & Associates, dated December 16, 2016(2)

2.4	First Amendment to the Escrow Agreement between the Company, China Concentric Capital Group, Inc., and J.M. Walker & Associates, dated January 17, 2017(2)

3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013(1)

3.2	Amended and Restated Bylaws(1)

4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013(1)

4.2	Amendment No. 1 to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated February 28, 2017(3)

4.3	Certificate of Designation of Series B Convertible Preferred Stock, dated February 28, 2017(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32	Certification of Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2017.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2017.

*	Filed herewith.

**	Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2017	ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

