Form 10-Q
period 2017-09-30
Algodon Wines & Luxury Development Group, Inc.
filed 2017-11-14
CIK 1559998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________ .

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

As of November 14, 2017, there were 43,032,671 shares of common stock outstanding.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	3

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016	4

Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2017 and 2016	5

Unaudited Condensed Consolidated Statement of Changes in Temporary Equity and Stockholders’ (Deficiency) Equity for the Nine Months Ended September 30, 2017	6

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016	7

Notes to Unaudited Condensed Consolidated Financial Statements	9

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	34

ITEM 4. Controls and Procedures	34

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings	35

ITEM 1A. Risk Factors	35

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

ITEM 3. Defaults Upon Senior Securities	35

ITEM 4. Mine Safety Disclosures	35

ITEM 5. Other Information	35

ITEM 6. Exhibits	36

Signatures	37

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets
Cash	$1,421,711	$131,190
Accounts receivable, net of allowance of $4,801 and $7,001 at September 30, 2017 and December 31, 2016, respectively	216,241	179,637
Accounts receivable - related parties, net of allowance of $393,000 and $387,000 at September 30, 2017 and December 31, 2016, respectively	649,924	493,531
Advances and loans to employees	215,757	232,057
Inventory	1,314,698	1,186,189
Prepaid expenses and other current assets, net	169,574	105,429
Current assets of discontinued operations	172,670	208,154
Total Current Assets	4,160,575	2,536,187
Property and equipment, net	4,337,564	3,971,733
Prepaid foreign taxes, net	255,634	337,917
Investment - related parties	29,981	42,688
Deposits	61,284	61,284
Total Assets	$8,845,038	$6,949,809

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$194,525	$349,180
Accrued expenses, current portion	1,034,373	1,691,743
Deferred revenue	1,514,786	1,884,606
Loans payable, net, current portion	202,476	31,312
Debt obligations	22,500	162,500
Other liabilities, current portion	16,421	15,776
Current liabilities of discontinued operations	-	44,104
Total Current Liabilities	2,985,081	4,179,221
Accrued expenses, non-current portion	278,272	-
Other liabilities, non-current portion	-	344,127
Loans payable, net, non-current portion	769,972	-
Total Liabilities	4,033,325	4,523,348

Commitments and Contingencies

Series B convertible redeemable preferred stock, par value $0.01 per share, 902,670 shares authorized, 761,933 and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	7,619,643	-

Stockholders' (Deficiency) Equity
Preferred stock, 11,000,000 shares authorized:
Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 43,036,709 and 42,915,379 shares issued and 43,032,298 and 42,910,962 shares outstanding as of September 30, 2017 and December 31, 2016, respectively.	430,366	429,153
Additional paid-in capital	80,741,404	80,102,189
Accumulated other comprehensive loss	(10,721,429)	(10,459,242)
Accumulated deficit	(73,244,201)	(67,631,569)
Treasury stock, at cost, 4,411 shares at September 30, 2017 and December 31, 2016	(14,070)	(14,070)
Total Stockholders’ (Deficiency) Equity	(2,807,930)	2,426,461
Total Liabilities and Stockholders’ (Deficiency) Equity	$8,845,038	$6,949,809

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Sales	$273,135	$262,979	1,304,967	$993,934
Cost of sales	(326,035)	(535,944)	(1,364,635)	(1,275,191)
Gross loss	(52,900)	(272,965)	(59,668)	(281,257)

Operating Expenses
Selling and marketing	95,664	2,347	303,414	85,225
General and administrative	1,563,251	1,437,750	4,980,668	4,816,105
Depreciation and amortization	57,100	11,274	122,072	63,347
Total operating expenses	1,716,015	1,451,371	5,406,154	4,964,677
Loss from Operations	(1,768,915)	(1,724,336)	(5,465,822)	(5,245,934)

Other (Income) Expenses
Interest expense, net	104,134	53,141	239,467	144,075
Gain on sale of investment in subsidiary	-	-	(199,200)	-
Common stock price modification	-	-	-	941,530
Warrant modification expenses	-	-	-	68,548
Total other expenses	104,134	53,141	40,267	1,154,153

Loss from Continuing Operations	(1,873,049)	(1,777,477)	(5,506,089)	(6,400,087)
Loss from Discontinued Operations	-	(369,225)	(106,543)	(1,037,549)
Net Loss	(1,873,049)	(2,146,702)	(5,612,632)	(7,437,636)
Dividends paid to Series B preferred stockholders	(60,515)	-	(60,515)	-
Deemed dividend to Series B preferred stockholders	(124,681)	-	(124,681)	-
Net loss attributable to common stockholders	$(2,058,245)	$(2,146,702)	$(5,797,828)	$(7,437,636)

Net loss per basic and diluted common share:
Loss from continuing operations	$(0.04)	$(0.04)	$(0.13)	$(0.16)
Loss from discontinued operations	-	(0.01)	-	(0.02)
Net loss per common share	$(0.04)	$(0.05)	$(0.13)	$(0.18)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	43,036,406	41,708,005	42,982,321	40,597,215

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net Loss	$(1,873,049)	$(2,146,702)	$(5,612,632)	$(7,437,636)
Other Comprehensive Loss
Foreign currency translation adjustments	(245,800)	(142,900)	(262,187)	(678,365)
Total Comprehensive Loss	$(2,118,849)	$(2,289,602)	$(5,874,819)	$(8,116,001)

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Temporary Equity and Stockholders’ (Deficiency) Equity

(unaudited)

	Series B
	Convertible Redeemable						Additional	Accumulated Other		Total Stockholders'
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	(Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - December 31, 2016	-	$-	42,915,379	$429,153	4,411	$(14,070)	$80,102,189	$(10,459,242)	$(67,631,569)	$2,426,461
Series B preferred stock stock issued for cash	635,233	6,352,319	-	-	-	-	-	-	-	-
Common stock issued for cash, net of issuance costs of $4,500	-	-	22,500	225	-	-	40,275	-	-	40,500
Common stock issued in satisfaction of deferred revenue	-	-	62,270	622	-	-	123,917	-	-	124,539

Exchange of 8% notes for Series B preferred stock	126,700	1,267,324	-	-	-	-	-	-	-	-
Stock-based compensation:
Common stock issued under 401 (k) profit sharing plan	-	-	36,933	370	-	-	73,498	-	-	73,868
Options and warrants	-	-	-	-	-	-	462,036	-	-	462,036
Dividends	-	-	-	-	-	-	(60,515)	-	-	(60,515)
True-up to transfer agent's records	-	-	(373)	(4)	-	-	4	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(5,612,632)	(5,612,632)
Other comprehensive loss	-	-	-	-	-	-	-	(262,187)	-	(262,187)
Balance - September 30, 2017	761,933	$7,619,643	43,036,709	$430,366	4,411	$(14,070)	$80,741,404	$(10,721,429)	$(73,244,201)	$(2,807,930)

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(5,612,632)	$(7,437,636)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Stock-based compensation:
401(k) expense	59,680	60,175
Options and warrants	462,036	813,644
Vesting of restricted stock	-	797,222
Common stock price modification expense	-	941,530
Warrant modification expense	-	68,548
Net realized and unrealized investment losses	12,707	75,568
Depreciation and amortization	122,072	101,758
Amortization of debt discount	1,389	-
Provision for uncollectible assets	9,000	(21,584)
Prepaid compensation amortization	-	2,250
Other non-cash income, net	-	(8,310)
Gain on sale of investment in subsidiary	(199,200)	-
Decrease (increase) in assets:
Accounts receivable	(218,608)	(191,883)
Inventory	(169,659)	(185,825)
Prepaid expenses and other current assets	(8,594)	(169,405)
Increase (decrease) in liabilities:	-
Accounts payable and accrued expenses	(773,483)	(122,196)
Deferred revenue	(81,314)	483,895
Other liabilities	645	6,896
Total Adjustments	(783,329)	2,652,283
Net Cash Used in Operating Activities	(6,395,961)	(4,785,353)
Cash Flows from Investing Activities
Purchase of property and equipment	(440,856)	(260,338)
Proceeds from sale of investment in subsidiary	199,200	-
Net Cash Used in Investing Activities	(241,656)	(260,338)
Cash Flows from Financing Activities
Proceeds from loans payable	517,244	-
Repayments of loans payable	(32,328)	(50,000)
Proceeds from convertible debt obligations	1,260,000	-
Repayments of debt obligations	(140,000)	-
Dividends paid	(60,515)	-
Proceeds from sale of Series B Preferred stock	6,352,319	-
Proceeds from sale of common stock, net of issuance costs of $4,500 and $0 for the nine months ended September 30, 2017 and 2016, respectively	40,500	5,547,590
Net Cash Provided by Financing Activities	7,937,220	5,497,590
Effect of Exchange Rate Changes on Cash	(9,082)	27,391
Net Increase in Cash	1,290,521	479,290
Cash - Beginning of Period	131,190	110,645
Cash - End of Period	$1,421,711	$589,935

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(unaudited)

	For the nine months ended
	September 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$123,614	$70,513
Income taxes paid	$27,775	$88

Non-Cash Investing and Financing Activity
Accrued stock based compensation converted to equity	$73,868	$76,750
Debt and interest converted to equity	$1,267,324	$75,433
Land purchased in exchange for note payable	$517,390	$-
Common stock issued in satisfaction of deferred revenue	$124,539	$-

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses from continuing operations of $1,873,049 and $5,506,089 during the three and nine months ended September 30, 2017, respectively. The Company has an accumulated deficit of $73,244,201 at September 30, 2017. Cash used in operating activities was $6,395,961 and $4,785,353 for the nine months ended September 30, 2017 and 2016, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to expand its business objectives. The Company funded its operations for the nine months ended September 30, 2017 and 2016 primarily through private placement offerings of $7,612,319 and $5,547,590, respectively. If the Company is not able to obtain additional sources of capital, it may not have sufficient funds to continue to operate the business for the next twelve months. Historically, the Company has been successful in raising funds to support its capital needs. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited consolidated financial statements.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound). There has been a steady devaluation of the Argentine peso relative to the United States dollar in recent years. Argentine assets and liabilities are translated into U.S. dollars using the exchange rate at the balance sheet date (17.6340 and 15.9681 at September 30, 2017 and December 31, 2016, respectively), and revenue and expense accounts are translated using a weighted average exchange rate for the period or for the year then ended (17.2728 and 14.5245 for the nine months ended September 30, 2017 and 2016, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

There has been a steady devaluation of the Argentine peso relative to the United States dollar in the last few years, primarily due to inflation. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. As of September 30, 2017, the Argentine economy has not been designated as highly-inflationary for accounting purposes. The Company is closely monitoring any developments in Argentina and is evaluating the potential impact on its consolidated financial statements, if the Argentine economy is deemed to be highly inflationary.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $1,321,069 and $73,633 at September 30, 2017 and December 31, 2016, respectively.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2017	2016
Options	7,839,265	7,524,265
Warrants	1,903,730	1,755,216
Convertible instruments	7,619,210	-
Total potentially dilutive shares	17,362,205	9,279,481

New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations”, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing” and in May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers which is not yet effective. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017. It will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	DISCONTINUED OPERATIONS, continued

Results of Discontinued Operations

Summarized operating results of discontinued operations are presented in the following table:

	For The Three Months Ended September 30,		For The Nine Months Ended September, 30
	2017	2016	2017	2016
Revenues	$-	$64,358	$-	$115,863
Gross profit	$-	$64,358	$-	$115,863
Operating expenses	$-	$(433,698)	$(105,772)	$(1,153,478)
Interest income (expense)	$-	$15	$21	$66
Loss from discontinued operations	$-	$(369,325)	$105,751	$(1,037,549)

Summarized assets and liabilities of discontinued operations are presented in the following table:

	September 30,	December 31,
	2017	2016
Related party receivable	$155,420	$155,420
Prepaid expenses and other current assets	17,250	52,734
Total current assets of discontinued operations	$172,670	$208,154

Accounts payable and accrued expenses	$-	$44,104
Total current liabilities of discontinued operations	$-	$44,104

5.	INVENTORY

Inventory at September 30, 2017 and December 31, 2016 is comprised of the following:

	September 30, 2017	December 31, 2016
Vineyard in process	$227,676	$239,978
Wine in process	958,562	741,157
Finished wine	24,708	127,160
Other	103,752	77,894
	$1,314,698	$1,186,189

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investments – Related Parties at Fair Value

As of September 30, 2017	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$29,981	$29,981

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$42,688	$42,688

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

A reconciliation of Level 3 assets is as follows:

Warrants
Balance - December 31, 2016	$42,688
Unrealized loss	(12,707)
Balance - September 30, 2017	$29,981

	September 30, 2017	December 31, 2016
Accumulated unrealized (losses) gains related to investments at fair value	$(66,079)	$(53,372)

It had been the Company’s policy to distribute part or all of the warrants CAP earns through serving as placement agent on various private placement offerings for a related but independent entity under common management, to registered representatives or other employees who provided investment banking services. The Company recorded $1,809 and $19,393 of compensation expense (fair value) related to these distributed warrants for the three and nine months ended September 30, 2016, respectively. There was no compensation expense recorded related to distributed warrants for the three and nine months ended September 30, 2017. Warrants retained by the Company’s broker-dealer subsidiary are marked-to-market at each reporting date using the Black-Scholes option pricing model. Unrealized losses on affiliate warrants of $4,539 and $12,707 were recorded during the three and nine months ended September 30, 2017, respectively, and $28,079 and $75,568 for the three and nine months ended September 30, 2016, respectively, are included in revenues on the accompanying condensed consolidated statements of operations.

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.	ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	September 30, 2017	December 31, 2016

Accrued compensation and payroll taxes	$463,127	$1,030,015
Accrued taxes payable	93,832	79,926
Accrued interest	291,301	270,761
Other accrued expenses	186,113	311,041
Accrued expenses, current	1,034,373	1,691,743
Accrued payroll tax obligations, non-current	268,177	344,127
Total accrued expenses	$1,302,550	$2,035,870

8.	LOANS PAYABLE

On November 7, 2016, the Company received a bank loan in the amount of $33,300 (ARS $500,000). The loan had no stated maturity date and bore interest at 10% per month, and interest payments are due monthly. The loan was paid in full on March 13, 2017. The Company paid interest of $0 and $7,978 (ARS $125,000) during the three and nine months ended September 30, 2017, respectively.

On March 31, 2017, the Company received a bank loan in the amount of $519,156 (ARS $8,000,000). The loan bears interest at 24.18% per annum, and is due on March 1, 2021. Principal and interest will be paid in forty-two monthly installments beginning on October 1, 2017 and ending on March 1, 2021. The Company incurred interest expense of $29,285 and $55,127 on this loan during the three and nine months ended September 30, 2017, respectively.

On August 19, 2017, the Company purchased 845 hectares of land adjacent to its existing property at AWE. The Company paid $100,000 at the date of purchase and executed a note payable in the amount of $600,000 with a stated interest rate of 0% and with quarterly payments of $50,000 beginning on December 18, 2017 and ending August 18, 2021. At the date of purchase, the Company took possession of the property, with full use and access, and will receive the deed to the property after $400,000 of the purchase price has been paid. The Company imputed interest on the note at 7% per annum, and recorded a discounted note balance of $517,390 on August 19, 2017. Amortization of the note discount in the amount of $1,389 for the three and nine months ended September 30, 2017 is recorded as interest expense on the accompanying condensed consolidated statements of operations. The balance on the note was $518,779, net of debt discount of $81,221 on September 30, 2017, of which $116,455 (net of discount of $33,545) is included in loans payable, net, current and $402,324 (net of discount of $47,676) is included in loans payable, net, non-current in the accompanying condensed consolidated balance sheets.

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

The Company’s outstanding debt obligations consist of principal remaining related to 8% convertible notes (the IPG Notes) that were issued during 2010. The conversion option on the IPG Notes expired in 2012, and the IPG Notes are no longer convertible into the Company’s stock. The balance on the IPG Notes is as follows:

	September 30, 2017			December 31, 2016
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

IPG Notes	$22,500	$298,625	$321,125	$162,500	$270,761	$433,261

[1] Accrued interest is included as a component of accrued expenses on the accompanying condensed consolidated balance sheets.

During the three and nine months ended September 30, 2017, the Company repaid $25,000 and $140,000, respectively, of principal related to the IPG Notes.

The Company accrued interest expense of $9,463 and $27,863, respectively, during the three and nine months ended September 30, 2017, and $8,294 and $24,457, respectively, during the three and nine months ended September 30, 2016, in connection with the IPG Notes.

10.	RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties, net of $649,924 and $493,531 at September 30, 2017 and December 31, 2016, respectively, represents the net realizable value of advances made to related, but independent, entities under common management, of which $579,346 and $372,456 respectively, represents amounts owed to the Company in connection with expense sharing agreements as described below.

Investments

See Note 6 – Investments and Fair Value of Financial Instruments, for information related to investments in related parties.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.	RELATED PARTY TRANSACTIONS, continued

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related entity of which AWLD’s CEO is Chairman and Chief Executive Officer, and AWLD’s CFO is an executive officer, to share expenses such as office space, support staff and other operating expenses. The Company is entitled to receive reimbursement of $87,399 and $219,754 for expenses incurred during the three and nine months ended September 30, 2017, respectively, and $14,138 and $82,528 during the three and nine months ended September 30, 2016, respectively, pursuant to this agreement. The entity owed $579,230 and $363,389, respectively, as of September 30, 2017 and December 31, 2016, under this agreement. The amount owed to the Company as of March 31, 2017, will be repaid through October 1, 2018, pursuant to a repayment schedule agreed upon by the Company and the related entity on March 24, 2017. No repayments have been made through September 30, 2017.

The Company has an expense sharing agreement with a related entity to share expenses such as office space and other clerical services. The owners of more than 5% of that entity include (i) AWLD’s chairman, and (ii) a more than 5% owner of AWLD. The Company was entitled to receive reimbursement of $1,330 and $9,310 for expenses during the three and nine months ended September 30, 2017, respectively, and $3,990 and $11,970 during the three and nine months ended September 30, 2016, respectively, pursuant to this agreement. The entity owed $396,116 and $396,067 to the Company under the expense sharing agreement as of September 30, 2017 and December 31, 2016, respectively, of which $396,000 and $387,000, respectively, is deemed unrecoverable and reserved.

11.	BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction. A participant is always fully vested in their account, including the Company’s contribution. For the three and nine months ended September 30, 2017, the Company recorded a charge associated with its contribution of $15,866 and $59,680, respectively, and for the three and nine months ended September 30, 2016, the Company recorded a charge associated with its contribution of $17,668 and $60,175, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle prior year’s obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $2.00 and $2.50 per share for the nine months ended September 30, 2017 and 2016, respectively).

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

The Series B shares are offered for sale to accredited investors pursuant to a private placement memorandum dated March 1, 2017. The offering ended on October 31, 2017. During the nine months ended September 30, 2017, the Company sold 635,233 shares of Series B at $10 per share for gross proceeds of $6,352,319 and issued 126,700 of Series B in connection with the conversion of certain convertible promissory notes (see Note 9 – Debt Obligations).

The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value, as defined, payable when, as and if declared by the Board of Directors. Each share of Series B is entitled to the number of votes as determined by dividing $10 by the fair market value of the Company’s common stock on the date that the Series B shares were issued, up to a maximum of ten votes per share of Series B. Cumulative dividends in arrears related to the Series B totaled $124,681 as of September 30, 2017. No dividends had been declared by the Company’s Board of Directors as of December 31, 2016. On July 12, 2017, the Board declared a $60,515 dividend on the Series B preferred stock.

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

Common Stock

On January 13, 2017, the Company issued 22,500 shares of common stock at $2.00 per share for gross cash proceeds of $45,000 and paid $4,500 of placement agent fees related to this transaction.

On March 31, 2017, the Company issued 36,933 shares of common stock at $2.00 per share to settle its 2016 obligation, (an aggregate of $73,868) representing the Company’s 401(k) matching contributions) to the Company’s 401(k) profit-sharing plan.

On July 1, 2017, the Company issued 62,270 shares of its common stock to return a real estate lot sale deposit in the amount of $124,539, which had been recorded as deferred revenue.

Accumulated Other Comprehensive Loss

For the three and nine months ended September 30, 2017, the Company recorded $(245,800) and $(242,032), respectively, of the foreign currency translation adjustment as accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2016, the Company recorded $(142,900) and $(678,365), respectively, of the foreign currency translation adjustment as accumulated other comprehensive income (loss).

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. STOCKHOLDERS’ EQUITY, continued

Warrants

Pursuant to the Company’s Investor Relations Consulting Agreement, the Company granted five-year warrants for the purchase of 75,000 shares of the Company’s common stock to MZCHI on April 18, 2016 and granted five-year warrants for the purchase of an additional 75,000 shares of the Company’s common stock on October 18, 2016 (collectively, the “IR Warrants”). The IR Warrants have an exercise price of $2.50 per share, and vested three months from the date of grant. As of the effective date of the agreement, the IR Warrants had an aggregate value of $100,501, and the unvested warrants are subject to mark-to-market adjustments at each reporting and vest date, and which was amortized through the vesting period for each respective grant. During the three and nine months ended September 30, 2016, the Company recorded $20,730 and 78,927, respectively of stock-based compensation related to the amortization of the IR Warrants, which is recorded within general and administrative expense in the accompanying condensed consolidated statements of operations.

During the three and nine months ended September 30, 2016, in connection with the sale of its equity securities, the Company issued five-year warrants (the “CAP Warrants”) to its subsidiary CAP, who acted as placement agent, to purchase 65,854 and 250,954 shares of its common stock, with a weighted average grant date value of $0.82 and $0.96 per share, respectively. Warrants granted between January 1, 2016 and May 31, 2016 were granted with an exercise price of $2.50 per share and warrants granted during June 2016 had an exercise price of $2.00 per share. On June 1, 2016, the exercise price of warrants granted from December 2015 through May 2016 was reduced to $2.00 per share and the quantity of shares available to be issued pursuant to the warrants was increased, in the aggregate, by 47,076 shares (See Modification of Warrants, below).

On January 7, 2017, in connection with the sale of its equity securities, the Company issued five-year warrants to its subsidiary, CAP for the purchase of 2,250 shares of its common stock at $2.00 per share with a grant date value of $0.52 per share.

CAP, in turn, awarded such warrants to its registered representatives and recorded $0 and $1,105 of stock based compensation for the three and nine months ended September 30, 2017, respectively and $45,900 and $203,425 of stock-based compensation for the three and nine months ended September 30, 2016, respectively, within discontinued operations in the accompanying statements of operations (see Note 4 – Discontinued Operations).

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. STOCKHOLDERS’ EQUITY, continued

Warrants, continued

Warrants granted during the three and nine months ended September 30, 2017 and 2016 were valued using the Black Scholes valuation model with the following weighted-average assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Risk free interest rate	-	1.14%	-	1.16%
Expected term (years)	-	5.00	-	5.00
Expected volatility	-	46.0%	-	46.0%
Expected dividends	-	0.0%	-	0.0%

The expected term of the warrants represents the contractual term of the warrant. Given that the Company’s shares were not publicly traded through September 30, 2016, the Company developed an expected volatility based on a review of the historical volatilities, over a period of time equivalent to the contractual term of the warrant, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the contractual term of the warrants.

A summary of warrants activity during the nine months ended September 30, 2017 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2016	1,901,480	$2.20
Issued	2,250	2.00
Exercised	-	-
Cancelled	-	-
Outstanding, September 30, 2017	1,903,730	$2.20	2.3	$-

Exercisable, September 30, 2017	1,903,730	$2.20	2.3	$-

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. STOCKHOLDERS’ EQUITY, continued

Warrants, continued

A summary of outstanding and exercisable warrants of September 30, 2017 is presented below:

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

Stock Options

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Until September 23, 2016, there was no public trading market for the shares of AWLD common stock underlying the Company’s 2001 Plan and 2008 Plan and 2016 Plan. Accordingly, the fair value of the AWLD common stock used to compute the fair value of options granted prior to September 2016 was estimated by management based on observations of the cash sales prices of AWLD equity securities. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted to consultants represents the contractual term, whereas the expected term of options granted to employees and directors was estimated based upon the “simplified” method for “plain-vanilla” options. Given that the Company’s shares were not publicly traded, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options. The Company estimated forfeitures related to options at an annual rate of 5% for options outstanding at September 30, 2017. There were no stock options granted during the three and nine months ended September 30, 2017 and 2016.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.      STOCKHOLDERS’ EQUITY, continued

Stock Options, continued

During the three and nine months ended September 30, 2017, the Company recorded stock-based compensation expense of $147,910 and $460,931 respectively, and during the three and nine months ended September 30, 2016, the Company recognized $253,856 and $531,292, respectively, related to stock option grants, which is reflected as general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2017, there was $1,327.992 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.7 years, of which $52,708 of unrecognized expense is subject to non-employee mark-to-market adjustments.

A summary of options activity during the nine months ended September 30, 2017 is presented below:

	Number of Options	Weighted Average Exercise Price Warrants	Weighted Average Remaining Life In Years	Intrinsic Value

Outstanding, December 31, 2016	8,024,265	$2.39
Granted	-	-
Exercised	-	-
Expired	(75,000)	3.85
Forfeited	(110,000)	2.39
Outstanding, September 30, 2017	7,839,265	2.39	2.2	$-

Exercisable, September 30, 2017	3,391,408	$2.36	2.4	$-

The following table presents information related to stock options at September 30, 2017:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.20	3,031,890	3.0	1,590,876
2.48	4,772,375	1.9	1,769,907
3.30	10,000	2.7	5,625
3.50	25,000	1.0	25,000
	7,839,265	2.4	3,391,408

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.     COMMITMENTS AND CONTINGENCIES `

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

Commitments

The Company leases office space in New York City under an operating lease which expires on August 31, 2020. Rent expense for this property $52,641 and $174,115 for the three months and nine months ended September 30, 2017, respectively and $54,757 and $157,401 for the three and nine months ended September 30, 2016, respectively, net of expense allocation to affiliates.

14.    SUBSEQUENT EVENTS

Management has evaluated all subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued, require adjustment to or disclosure in the accompanying condensed consolidated financial statements.

Foreign Currency Exchange Rates

The Argentine peso to United States dollar exchange rate was 17.5128, 17.6340 and 15.9681 at November 9, 2017, September 30, 2017 and December 31, 2016, respectively.

Sale of Series B Preferred Stock

Subsequent to September 30, 2017, the Company issued 113,290 of its Series B Preferred Stock for cash proceeds of $1,132,897.

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

Recent Developments and Trends

Financings

During the nine months ended September 30, 2017, we raised, net of repayments, approximately $7.9 million of new capital through the issuance of debt and equity, consisting primarily of proceeds from the issuance of Series B preferred stock and common stock for cash, as well as proceeds from the issuance of convertible debt and loans payable. We used the net proceeds from these debt and equity issuances for general working capital and capital expenditures.

Initiatives

We have implemented a number of initiatives designed to expand revenues and control costs. Revenue enhancement initiatives include expanding marketing, investment in additional winery capacity and developing new real estate development revenue sources. In August 2017, the Company completed a strategic acquisition of land directly adjacent to its existing property at AWE for $700,000, which more than doubles the size of AWE and provides room for continued expansion and growth. Cost reduction initiatives include investment in equipment that will decrease our reliance on subcontractors, as well as outsourcing and restructuring of certain functions. Our goal is to become more self-sufficient and less dependent on outside financing.

Liquidity

As reflected in our accompanying condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $73.2 million, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2016 and 2015, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing of our products and continue the development of our real estate holdings.

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

Consolidated Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Overview

We reported net losses of approximately $1.9 million and $2.1 million for the three months ended September 30, 2017 and 2016, respectively.

Revenues

Revenues from continuing operations were approximately $273,000 and $263,000 during the three months ended September 30, 2017 and 2016, respectively, representing an increase of $10,000 or 4%. Increases of approximately $34,000 in wine revenues and $17,000 in event revenues were partially offset by a $43,000 decrease in revenues resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Gross loss

We generated a gross loss of approximately $53,000 for the three months ended September 30, 2017 as compared to a gross loss of approximately $273,000 for the three months ended September 30, 2016, representing a decrease of $220,000 or 81%. Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $210,000 from $536,000 for the three months ended September 30, 2016 to $326,000 for the three months ended September 30, 2017. Improvement in gross profit is primarily the result of losses on bulk wine sales recognized during 2016.

Selling and marketing expenses

Selling and marketing expenses were approximately $96,000 and $2,000 for the three months ended September 30, 2017 and 2016, respectively, representing an increase of $94,000, which is primarily the result of advertising costs and other marketing efforts in order to promote the Algodon brand.

General and administrative expenses

General and administrative expenses were approximately $1,563,000 and $1,438,000 for the three months ended September 30, 2017 and 2016, respectively, representing an increase of $125,000 or 9%. Increases resulted primarily from increased corporate headcount (approximately $210,000), increased professional fees and office services (approximately $225,000), which were partially offset by a $295,000 decrease in stock based compensation and a $34,000 decrease related to the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended September 30. 2017 compared to the three months ended September 30, 2017.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $57,000 and $11,000 during the three months ended September 30, 2017 and 2016, respectively, representing an increase of $46,000 or 408%. It should be noted that an additional $16,000 and $28,000 of depreciation and amortization expense was capitalized to inventory during the three months ended September 30, 2017 and 2016, respectively. The increase in depreciation expense is primarily due to an increase in fixed assets related to the expansion of a warehouse in Argentina, partially offset by a $9,000 decrease related to the decline in the value of the Argentine peso vis-à-vis the U.S dollar, as most of our property and equipment is located in Argentina.

Interest expense, net

Interest expense was approximately $104,000 and $53,000 during the three months ended September 30, 2017 and 2016, respectively, representing an increase of $51,000 or 94% related to the issuance of Argentine debt during 2017.

Loss from discontinued operations

On November 29, 2016, our Board of Directors determined that it was in the Company’s best interest to close down DPEC Capital and we ceased our broker-dealer operations on December 31, 2016. On February 21, 2017, our request to FINRA for Broker-Dealer Withdrawal (“BDW”) became effective. The loss from discontinued operations, incurred by the broker dealer operations, was approximately $369,000 for the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Overview

We reported net losses of approximately $5.6 million and $7.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Revenues

Revenues from continuing operations were approximately $1,305,000 and $994,000 during the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $311,000 or 31%. Increases of approximately $265,000 in wine revenues, $62,000 in agricultural sales, $106,000 in hotel and restaurant revenues and $30,000 in other revenues were partially offset by a decrease in revenues resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Gross loss

We generated a gross loss of approximately $60,000 for the nine months ended September 30, 2017 as compared to a gross loss of approximately $281,000 for the nine months ended September 30, 2016, representing a decrease of $221,000 or 79%. Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $90,000 from $1,275,000 for the nine months ended September 30, 2016 to $1,365,000 for the nine months ended September 30, 2017. The improvement in gross loss during the nine months ended September 30, 2017 is primarily due to losses recognized during 2016 related to bulk wine sales.

Selling and marketing expenses

Selling and marketing expenses were approximately $303,000 and $85,000 for the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $218,000 or 256%, which is primarily the result of stockholder events held during the first quarter of 2017 and other marketing efforts in order to promote the Algodon brand, partially offset by a $15,000 decrease resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2017.

General and administrative expenses

General and administrative expenses were approximately $4,981,000 and $4,816,000 for the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $165,000 or 3%. Increases resulted primarily from (i) increased corporate headcount of approximately $714,000, (ii) increase in professional fees and office services of $294,000 and (iii) increase in Argentine income taxes of $138,000, which were partially offset by a decrease in stock based compensation of $845,000 and by a decrease of $156,000 related to the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $122,000 and $63,000 during the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $59,000 or 93%. It should be noted that an additional $70,000 and $38,000 of depreciation and amortization expense was capitalized to inventory during the nine months ended September 30, 2017 and 2016, respectively. The increase in depreciation expense is primarily due to an increase in fixed assets related to the expansion of a warehouse in Argentina, partially offset by a $23,000 decrease related to the decline in the value of the Argentine peso vis-à-vis the U.S dollar, as most of our property and equipment is located in Argentina.

Interest expense, net

Interest expense was approximately $239,000 and $144,000 during the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $95,000 or 65% related to the issuance of Argentine debt during 2017.

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

Common stock price modification expense

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

Loss from discontinued operations

On November 29, 2016, our Board of Directors determined that it was in the Company’s best interest to close down DPEC Capital and we ceased our broker-dealer operations on December 31, 2016. On February 21, 2017, our request to FINRA for Broker-Dealer Withdrawal (“BDW”) became effective. The loss from discontinued operations, incurred by the broker dealer operations, was approximately $107,000 and $1,038,000 for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	September 30, 2017	December 31, 2016
Cash	$1,421,711	$131,190
Working Capital (Deficiency)	$1,175,494	$(1,643,034)

As of September 30, 2017, we have in excess of $1 million of cash and working capital, but we used $6.4 million of cash in operating activities during the nine months ended September 30, 2017 and our accumulated deficit is $73.2 million at September 30, 2017. Therefore, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have relied primarily on debt and equity private placement offerings to third party independent, accredited investors to sustain operations. During the nine months ended September 30, 2017, we issued 635,233 shares of Series B convertible preferred stock at $10.00 per share to accredited investors in a private placement transaction for gross proceeds of approximately $6,352,000, received proceeds of $1,260,000 from the issuance of convertible debt (which was subsequently converted to Series B convertible preferred stock), and issued 22,500 shares of common stock at $2.00 per share to accredited investors in a private placement transaction for gross proceeds of $45,000. We also received approximately $517,000 of proceeds from a bank loan.

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

Sources and Uses of Cash for the Nine months ended September 30, 2017 and 2016

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 and 2016 amounted to approximately $6,396,000 and $4,785,000, respectively. During the nine months ended September 30, 2017, the net cash used in operating activities was primarily attributable to the net loss of approximately $5,613,000, adjusted for approximately $468,000 of net non-cash expenses, and approximately $1,251,000 of cash used by changes in the levels of operating assets and liabilities. During the nine months ended September 30, 2016, the net cash used in operating activities was primarily attributable to the net loss of approximately $7,438,000 adjusted for approximately $2,831,000 of net non-cash expenses, and approximately $179,000 of cash used by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 amounted to approximately $242,000 and $260,000, respectively. Cash used in investing activities during the nine months ended September 30, 2017 consisted of approximately $441,000 used for the purchase of property and equipment, including $100,000 towards the land acquisition discussed under “initiatives” in the recent developments section of the Management’s Discussion and Analysis. The remaining $600,000 purchase price related to the acquired land will be paid pursuant to the terms of an installment loan payable. Cash used to acquire property and equipment was partially offset by approximately $199,000 provided by the sale of our investment in a subsidiary. Cash used in investing activities during the nine months ended September 30, 2016 was primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 and 2016 amounted to approximately $7,937,000 and $5,498,000, respectively. For the nine months ended September 30, 2017, the net cash provided by financing activities resulted primarily from $6,352,000 and $40,500 from the sale of Series B preferred stock and common stock, respectively, $517,000 of proceeds from the issuance of loans payable, and $1,260.000 of proceeds from convertible debt obligations. For the nine months ended September 30, 2016, the net cash provided by financing activities resulted primarily from the offering of equity securities for proceeds of approximately $5,548,000.

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

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies, estimates and new accounting pronouncements set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K filed with the SEC on March 31, 2017. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

New Accounting Pronouncements

We have implemented all new accounting standards that are in effect and may impact our condensed consolidated financial statements and we do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2017, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2017, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Shares, Options and Warrants

Other than previously reported, there have been no unregistered sales of equity securities during the nine month period ended September 30, 2017.

Between October 2, 2017 and November 13, 2017, the Company issued 113,290 shares of Series B Convertible Preferred Stock (“Series B Preferred”) for cash proceeds of $1,132,897 to accredited investors. Holders of Series B Preferred will be entitled to, among other things, an annual dividend, liquidation preference, conversion to common stock of the Company upon certain events, redemption if not previously converted to common stock, and voting privileges.

For this sale of securities, no general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended. An initial Form D was filed on April 7, 2017, an amended Form D was filed on June 15, 2017, an amended Form D was filed on June 29, 2017, an amended Form D was filed on July 12, 2017, an amended Form D was filed on July 27, 2017, an amended Form D was filed on September 13, 2017, an amended Form D was filed on October 11, 2017 and an amended Form D will be filed on or about November 14, 2017.

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

Date: November 14, 2017	ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

