Form 10-K
period 2017-12-31
Algodon Wines & Luxury Development Group, Inc.
filed 2018-03-30
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($1.06) was $39,812,898. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 30, 2018, there were 43,063,135 shares of the registrant’s common stock outstanding.

INDEX

Forward Looking Statements

PART I

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2017 contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). To the extent that any statements made in this Annual Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements may be identified by the use of words such as expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words or phrases of similar meaning. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements are subject to a number of risks and uncertainties discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. All forward-looking statements attributable to us are expressly qualified by these and other factors. We cannot assure you that actual results will be consistent with these forward-looking statements.

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

Algodon Mansion

The Company, through TAR, has renovated a hotel in the Recoleta section of Buenos Aires called Algodon Mansion, a stately six-story mansion (including roof-top facilities and basement) located at 1647 Montevideo Street, a tree-lined street in Recoleta, one of the most desirable neighborhoods in Buenos Aires. The property is approximately 20,000 square feet and is a ten-suite premium-luxury hotel with a restaurant (seating approximately 62), a wine bar (seating approximately 20), a private dining room (seating approximately 16) and a rooftop that houses a luxury spa, terrace pool, and chic open-air cigar bar and lounge. Each guest room is an ultra-luxury two-to-three room suite, each approximately 510-1,200 square feet. Recoleta is Buenos Aires’ embassy and luxury hotel district and has fashionable boutiques, high-end restaurants, cafés, art galleries, and opulent belle époque architecture. The Algodon Mansion was featured in an article by Huffington Post in January 2018, which praised the luxurious accommodations, impressive suites, and fine amenities of the hotel. In 2016, the Algodon Mansion hotel received an international award of excellence from TripExpert and was awarded 8th place in the ‘Top 20 International Hideaway’ category for Andrew Harper’s 2016 Readers’ Choice Awards.

In November 2011, it was announced that Relais & Châteaux, the renowned fellowship of the world’s finest hotels and restaurants, extended membership to Algodon Mansion hotel. Having reached the highest standards of service required by Relais & Châteaux only a year after celebrating its grand openings, Algodon Mansion is the first Relais & Châteaux hotel in Buenos Aires to be awarded this distinction. As of March 13, 2018, Relais & Châteaux’s global fellowship of individually owned and operated luxury hotels and restaurants has nearly 552 members in 63 countries on six continents.

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

Algodon Mansion’s rooftop pool features teak decks and loungers that invite afternoon tanning in the summer sun. An open-air bar and tented cigar lounge, the “Davidoff Lounge,” in association with the world-renowned Davidoff Cigars, features a menu of drinks from around the world, and is well suited for twilight soirées, rooftop parties and late-night cocktail events. Also on the rooftop is Le Spa, which features steam, sauna, and massage rooms as well as relaxation areas where guests may be pampered in a calm and tranquil atmosphere and indulge in a variety of treatment options. Le Spa at Algodon Mansion combines natural elements of Argentina’s native regions with the latest treatments and technology from Europe’s finest spas. Le Spa’s licensed medical specialists help to design customized holistic treatments for each individual with an emphasis on organic, non-invasive and non-aggressive products for the face and body.

Algodon Wine Estates

In July 2007, Algodon Wine Estates S.R.L. (“AWE”) acquired 718 acres located in the Cuadro Benegas district of San Rafael, Mendoza. Since 2007, AWE has purchased additional land adjacent to the original 718-acre property, culminating in a 4,138-acre area known as Algodon Wine Estates. The resort property is part of the Mendoza wine region nestled in the foothills of the Andes mountain range. This property includes a winery (whose vines date back to the mid-1940’s), a newly-expanded 18-hole golf course, tennis, restaurant and hotel. The estate is situated on Mendoza’s Ruta del Vino (Wine Trail). The 4,138-acre property has an impressive lineage, both in terms of wine production and golf, and features structures on the property that date back to 1921.

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

Algodon Wine Estates completed the expansion of its nine-hole golf course to 18 holes during 2013, including irrigation canals and ponds. Adjacent to the course is a clubhouse, pro shop, driving range, and award-winning restaurant and the Tennis Center.

Algodon Wines

Algodon Wine Estates contains a vineyard with 290 acres of vines. Over 60 acres have been cultivated since the 1940’s, and approximately 20 acres since the 1960’s. The property produces eight varieties of grapes, including Argentina’s signature varietal, Malbec, as well as Bonarda, Cabernet Sauvingnon, Merlot, Syrah, Pinot Noir, Chardonnay and Semillon. The primary difference between the old and new vines is the style of pruning. Algodon Wine Estates utilizes a boutique wine making process, typified by production of a low volume of premium wines sold at a higher than average price in the market.

In March 2014, Algodon Wine Estates acquired its own bottling machine in order to improve the winery’s production capacity. This bottling machine allows our winemakers to bottle when desired and when necessary, rather than depending on the availability of external bottling facilities. In April 2014, new stainless-steel wine tanks were added to the winery, increasing storage capacity by 55,000 liters. This includes five 5,000-liter tanks and three 10,000-liter tanks. These upgrades have significantly increased our production capacity. During the production year of 2017 we produced 74,710 liters, which would translate to about 99,613 bottles or 8,300 cases of wine. During the production year of 2016, we produced over 100,000 liters, which would translate roughly to about 120,000 bottles or 10,000 cases, representing a production increase of 81% over the 2015 production year.

In an effort to increase distribution of its wines, Algodon Wine Estates is working with a number of importers operating in some of the world’s chief markets for premium wines. In Europe, Algodon Wine Estates warehouses its wines in Amsterdam for central distribution to clients in Germany and in the U.K. through Condor Wines (www.condorwines.co.uk), which works with regional distribution partners throughout the U.K. such as hotel and restaurant chains, regional and national brewers, pub companies, wholesalers and wine merchants. In the United States, Algodon Fine Wines is available for sale online at Sherry-Lehmann.com (which ships to 39 states), at Sherry-Lehmann’s iconic retail store in New York City, at Spec’s Wines, Spirits and Finer Foods retail stores in Texas, and Wally’s Wine & Spirits retail store located in Los Angeles. Algodon’s Fine Wine’s Malbec is currently featured on the esteemed wine list of West London’s The Fat Duck, a Michelin 3-Star Restaurant, and arguably the U.K.’s most famous eatery.

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

Algodon Wine Estates launched its ultra-premium wine under the “PIMA” brand in November 2012. PIMA by Algodon is a single vineyard wine that has been crafted from the finest handpicked grapes of Algodon’s 1946 Malbec and 1946 Bonarda vineyards utilizing microvinification (barrel fermentation) process from day one of harvest. PIMA wine is a limited collection which currently retails for approximately $100 per bottle. Most recently, Algodon Wine’s 2010 Bonarda ranked among the World Association of Wine & Spirit Writers’ and Journalists’ (WAWWJ®) Top 100 Wines of the World 2014, and its 2014 Bonarda was awarded a gold medal at the 2017 New York World Wine & Spirits Competition. In 2016, Algodon’s Black Label Malbec was awarded a gold medal in the Global Malbec Masters 2016 Wine Competition

Algodon Wine Estates – Real Estate Development

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

AWLD is developing lots for sale to third party builders and is not engaged in any construction activity. During the first quarter of 2018, the Company closed on the sale of certain of its Phase 1 lots and recorded revenue of $870,000. In the next twelve months, the Company expects to be able to deed the remaining Phase 1 lots. Revenue is recorded when the deeds are issued. As of December 31, 2017, the Company has $1.7 million of deposits for pending sales.

Owning real estate in Argentina is subject to risk. For more information see “Risk Factors.”

Projects and Business Initiatives in Development

We intend to leverage our experiences in and knowledge of Argentina to develop a number of new business segments, all consistent with our Algodon-infused style and quality. The following summarizes two business segments we are presently developing or planning for the future.

E-commerce platforms with significant growth potential

We have begun developing U.S.-based e-commerce websites designed to deliver Argentine luxury goods, travel, and experiences to the U.S. marketplace and elsewhere around the globe. We believe the potential for scale here is particularly significant as Argentina is now making noteworthy re-entry to international trade. Currently, one of the few ways to buy Argentina goods is to travel there and buy local. We want to change that, and in a favorable economic and political climate, we seek to be in the forefront of opening Argentina’s luxury market to the millions of potential customers around the globe interested in luxury items and experiences from Argentina.

Project ARLUX is the e-commerce platform we are developing that will offer the very best of Argentina’s high end products and brands that reflect the quality and craftsmanship of a bygone era but which still flourishes in Argentina. Plans are to feature on this platform a wide variety of goods and services, including leather goods, apparel, high-end fashion, jewelry, other accessories and precious metal goods, fragrances, wine and spirits. We also plan to feature products incorporating the hides of two distinctly South American animals, the alpaca and vicuna, as well as Algodon’s own branded products, such as our wine resort, boutique hotel, premium wines, and more. We believe Project ARLUX could present an opportunity for significant growth.

Leveraging Argentinian culture and fashion

In the planning stages is Project GAUCHO BUENOS AIRES, a new concept of fashion that merges the traditional Gaucho style with a modern twist, infused with uniqueness and modern Buenos Aires glamour. With Argentina in the process of re-opening its borders, we believe it is poised to regain its status as a cultural and fashion exporter, and that there may be a sizeable appetite in the U.S. and elsewhere for luxury products that feature a distinctly Argentine point of view. We are excited about the potential for scale here.

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

On January 20, 2017, the Transaction was completed, and the Company assigned to the Purchaser all its right, title and interest to the Shares and to amounts payable to the Company for non-interest-bearing advances to Mercari, which advances, as of January 20, 2017, were in the aggregate amount of $150,087.

In connection with the Transaction, J.M. Walker & Associates (the “Escrow Agent”) disbursed a total of $199,250 to the Company, a total of $60,000 in business consulting fees to three consultants, and $750 to the Escrow Agent for services.

Ticker Symbol

AWLD was verified for trading on the OTCQB Venture Marketplace under the symbol “VINO” on March 7, 2016.

Employees

Including the operating subsidiaries in Argentina, the Company has approximately 78 full-time employees. In Argentina, AWLD also employs temporary, seasonal employees during the busy harvest season. In the United States, AWLD currently employs approximately 12 full-time employees. None of the employees in the United States are covered by a collective bargaining agreement and management believes it has good relations with its employees.

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

In evaluating the Company, its business and any investment in the Company, readers should carefully consider the following factors:

Risks Relating to Argentina

On December 10, 2015, Mauricio Macri took office as the new president of Argentina, along with his former finance minister Alfonso Prat-Gay and Luis Caputo, who replaced Prat-Gay in late 2016, have made a number of decisions in pursuit of economic reform, including removing currency controls, which resulted in a 30% devaluation of the peso in 2015. Is it not certain what other changes may take place, as President Macri implements his financial policy over time, or what the impact of the changes may be on the economy of Argentina. Our discussion below is based on recent history without regard to changes that may occur in the future as a result of the new administration.

Economic and Political Risks Specific to Argentina

The Argentinian economy has been characterized by frequent and occasionally extensive intervention by the Argentinian government and by unstable economic cycles. The Argentinian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of Argentina’s economy, and taken other actions which do, or are perceived to weaken the nation’s economy especially as it relates to foreign investors and other overall investment climate. For example, in 2008, the Argentine government assumed control over approximately $30 billion held in private pension funds, which caused a significant temporary decline in the Argentine stock market, a decline in the Argentine peso and prompted Standard & Poor’s to downgrade Argentina’s credit rating. The Argentine peso has devalued significantly against the U.S. dollar, from about 6.1 Argentine pesos per dollar in December 2013 to about 20.2 pesos per dollar in March 2018.

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

Past efforts by Argentina to nationalize businesses.

In April 2012, then Argentine President Cristina Fernández announced her decision to nationalize YPF, the country’s largest oil company, from its majority stakeholder, thus contributing to declining faith from foreign investors in the country and again resulting in a downgrade by Standard and Poor’s of Argentina’s economic and financial outlook to “negative”. There were other discussions in Argentina about the possibility of nationalizing other businesses and industries under former President Fernández, and even though she is no longer President, she was elected a Senator in late 2017. She has made several public statements about her intent to debate everything and take firm positions on her political ideals. It is too soon to know the impact and influence she will have on Argentine policies. The Macri administration has not announced any plans for nationalization and he spoke out against it during his campaign. However, there is no assurance that any investment in AWLD will be safe from government control or nationalization if he reverses his policies or is removed from office or replaced.

Continuing inflation may have an adverse effect on the economy.

The National Institute of Statistics and Census (“Instituto Nacional de Estadísticas y Censos” or the “INDEC”) reports that inflation for 2017 was a cumulative 24.8%. In years past, the International Monetary Fund and other economic forecasting sources would not rely on the INDEC inflation rate and had to look to independent third-parties for inflation numbers due to interference and suspected distortions by former President Fernández. Although Argentina’s INDEC inflation numbers appear to be more transparent and honest under the Macri administration, the inflation rate is very high. The country’s target inflation rate for 2017 was between 12% and 17% which it exceeded. The failure to meet the target inflation rate is partly due to raised electricity and gas tariffs and partly due to wage settlements by trade unions that average around 20%. A high inflation rate has resulted in nationwide strikes in the past and could again as inflation has not dropped to target percentages. The Argentine peso was down against the United States dollar in 2017, where other South American countries’ pesos have been up against the United States dollar. The uncertainty surrounding the Argentine economy and future inflation may impact the country’s growth.

In the past, inflation has undermined the Argentine economy and the government’s ability to create conditions conducive to growth. A continued high inflation environment would adversely affect the availability of long-term credit and the real estate market and may also affect Argentina’s foreign competitiveness by diluting the effects of the peso devaluation and negatively impacting the level of economic activity and employment.

Additionally, continued high inflation would undermine Argentina’s foreign competitiveness and adversely affect economic activity, employment, real salaries, consumption and interest rates. In addition, the dilution of the positive effects of the peso devaluation on the export-oriented sectors of the Argentine economy will decrease the level of economic activity in the country. In turn, a portion of the Argentine debt is adjusted by the Coefciente de Estabilización de Referencia, (the “Stabilization Coefficient Index, or “CER Index”), a currency index that is strongly tied to inflation. Therefore, any significant increase in inflation would cause an increase in Argentina’s debt and, consequently, the country’s financial obligation.

If inflation remains high or continues to rise, Argentina’s economy may be negatively impacted, and our business could be adversely affected. Periods of higher inflation may slow the rate of growth of the Argentine economy which in turn would likely increase the Company’s costs and expenses, reduce its profitability and adversely affect its financial performance.

There has been a steady devaluation of the Argentine peso relative to the United States dollar in the last few years, primarily due to inflation. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. As of December 31, 2017, the Argentine economy has not been designated as highly-inflationary for accounting purposes. The Company is closely monitoring any developments in Argentina and is evaluating the potential impact on its consolidated financial statements, if the Argentine economy is deemed to be highly inflationary.

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

A U.S. Court of Appeals blocked the most recent debt payment made by Argentina in June 2014 because it was improperly structured, giving Argentina through the end of July 2014 to find a way to pay to fulfill its obligations. On or about July 30, 2014, credit rating agencies Fitch and S&P declared Argentina to be in “selective default” after a U.S. judge blocked trustee Bank of New York Mellon from making payments to Argentine bond holders, after Argentina deposited the $539 million in funds due to bond holders with the trustee. The court’s reason for blocking the payments was due to Argentina failing to reach an agreement with a group of hedge funds that are holding out for better terms on old Argentine defaulted debt. In March 2015, more than 500 creditors, separate from the hedge fund creditors, filed suit against Argentina for payment on the debt of $5.4 billion. Argentina filed a motion opposing those claims noting that there were now $10 billion in judgments and claims before the court. In February 2016, Argentina and four of its major bond creditors entered into a settlement agreement whereby Argentina agreed to pay roughly $4.65 billion to those creditors to resolve the fifteen-year litigation. Subsequently, Argentina has also entered into settlement agreements with other bond default creditors who were not party to the original settlement which, in the aggregate, could have an estimated dollar value upwards of $10 billion.

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

In April of 2016, after settling the litigation, Argentina was able to return to the international debt markets with a $16.5 billion century bond. The attractiveness of a century bond is debatable amongst investment advisers and its impact over the long-term in is this case unknown. In 2017, Argentina engaged in additional sales of bonds on international markets for around $13.4 billion. There can be no assurance that the Argentine government will not default on its obligations under these or any of its bonds if it experiences another economic crisis or has a change in political control. A new default by the Argentine government could lead to a new recession, even higher inflation, restrictions on Argentine companies access to financing and funds, limit the operations of Argentine companies in the international markets, higher unemployment and social unrest, which would negatively affect our financial condition, results of operations and cash flows.

The Argentine government may again place currency limitations on withdrawals of funds.

Through 2015, the Argentine government, led by then president Cristina Fernández, instituted economic controls that included limiting the ability of individuals and companies to exchange local currency (Argentine peso) into U.S. dollars and to transfer funds out of the country. At the time, public reports stated that government officials were micromanaging money flows by limiting dollar purchases and discouraging dividend payments and international wire transfers. As a result of these controls, Argentine companies had limited access to U.S. dollars through regular channels (e.g., banks) and consumers faced difficulty withdrawing and exchanging invested funds. Given the Company’s investment in Argentine projects and developments, its ability to mobilize and access funds may be affected by the above-mentioned political actions, despite the efforts to repeal economic controls in the recent past.

In December 2015, newly elected President Mauricio Macri ended the central bank’s support of the peso and removed the currency controls that limited the ability of Argentines to buy dollars, resulting in a 30% devaluation of the Argentine peso. In January 2017, the country lifted the 120-day holding period for incoming funds hoping to increase the flow of money into the country and ease access for tourists, citizens and businesses. However, Argentina is still feeling the impact of removing currency controls and continued experiencing a decrease in the value of the Argentine peso throughout 2018.

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

Additionally, unrest among the employment sector of the banking industry has led to strikes led by strong labor unions. This makes it difficult for citizens and businesses to conduct banking activities and decreases the level of trust people put into the Argentine banking system.

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

As a result of a prolonged recession, and the forced conversion into pesos and subsequent freeze of gas and electricity tariffs in Argentina, there has been a lack of investment in gas and electricity supply and transport capacity in Argentina in recent years. At the same time, demand for natural gas and electricity has increased substantially, driven by a recovery in economic conditions and price constraints, which has prompted the government to adopt a series of measures that have resulted in industry shortages and/or cost increases. In 2017, the government increased the tariffs on electricity and gas hoping to spur an increase in domestic energy production which increased the cost for these utilities for citizens. It is too soon to know whether this increase will in fact spur domestic energy production and ultimately achieve the goals of the government’s plan.

The federal government has been taking a number of measures, including the tariff increase, to alleviate the short-term impact of energy shortages on residential and industrial users. If these measures prove to be insufficient, or if the investment that is required to increase natural gas production and transportation capacity and energy generation and transportation capacity over the medium-and long-term fails to materialize on a timely basis, economic activity in Argentina could be limited, which could have a significant adverse effect on our business.

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

The real estate market is uncertain in Argentina.

President Macri has attempted to boost the real estate market in Argentina by lifting various currency restrictions. However, the real estate market has not rebounded from the crippling effect of past currency controls. As a result, the real estate market in Argentina is uncertain. It is possible that with time the efforts of President Macri will be fruitful but it is too soon to evaluate what the impact will be as the economy continues to change. Continued investment in real estate in Argentina is very risky and could never materialize in the way our business model plans. However, waiting to act on certain real estate endeavors will have negative consequences if the market sees an increase in competitiveness. The main competitive factors in the real estate development business include availability and location of land, price, funding, design, quality, reputation and partnerships with developers. A number of residential and commercial developers and real estate services companies will may desire to enter the market and compete with the Company in seeking land for acquisition, financial resources for development and prospective purchasers. To the extent that one or more of the Company’s competitors are able to acquire and develop desirable properties, as a result of greater financial resources or otherwise, the Company’s business could be materially and adversely affected. If the Company is not able to acquire and develop sought-after property as promptly as its competitors, or should the level of competition increase, its financial position and results of operations could be adversely affected.

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

In the Mendoza province, the maximum area allowed per type of production and activity per non-national is as follows: Mining—25,000 hectares (61,776 acres), cattle ranching—18,000 hectares (44,479 acres), cultivation of fruit or vines—15,000 hectares (37,066 acres), horticulture—7,000 hectares (17,297 acres), private lot—200 hectares (494 acres), and other—1,000 hectares (2,471 acres). A hectare is a unit of area in the metric system equal to approximately 2.471 acres. However, these maximums will only be considered if the total 15 percent is reached. Although currently, the area under foreign ownership in Mendoza is approximately 8.6 percent and the total land held for cultivation of fruit or wines by the Company is 834 hectares, this law may apply to the Company in the future and could affect the Company’s ability to acquire additional real property in Argentina. The inability to acquire additional land could curtail the Company’s growth strategy.

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

Many aspects of the Company’s businesses face substantial government regulation and oversight. For example, hotel properties are subject to numerous laws, including those relating to the preparation and sale of food and beverages, including alcohol and those governing relationships with employees such as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Additionally, hotel properties may be subject to various laws relating to the environment and fire and safety. Compliance with these laws may be time consuming and costly and may adversely affect hotel operations in Argentina.

Another example is the wine industry which is subject to extensive regulation by local and foreign governmental agencies concerning such matters as licensing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. New or revised regulations in Argentina, or other foreign countries and U.S. import laws could have a material adverse effect on Algodon Wine Estates’ financial condition or operations.

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

Contamination could adversely affect our sales.

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

As of March 29, 2018, the Company’s directors and executive officers hold the current right to vote approximately 16.5% of the Company’s outstanding voting stock. Of this total, 13.5% is owned or controlled, directly or indirectly by Company CEO Scott Mathis. In addition, the Company’s directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Mathis acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm a future market price of the shares by:

●	Delaying, deferring or preventing a change in control of the Company;
●	Impeding a merger, consolidation, takeover or other business combination involving the Company; or
●	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

There is a limited public market for trading the Company’s common stock and stockholders must be prepared to hold onto their shares indefinitely even after they are eligible for resale.

Although the Company’s shares are quoted on the over-the-counter market, there is a limited public trading market for our common stock, and there can be no assurance that a trading market will ever develop or be sufficiently liquid for an investor to sell his or her shares. Stock prices on the OTCQB can vary dramatically and can be very volatile, especially where the volume of trading is relatively modest, as has been the case for Algodon shares. Investors must be prepared to hold such securities for an indefinite period of time even after the restricted stock holding period has expired.

The Company may not be able to continue as a going concern.

The Company has incurred recurring losses from operations (continuing) of $7,685,390 and $6,560,871 for the years ended December 31, 2017 and 2016, respectively) and negative net operating cash flows of $8,075,299 and $6,469,560 for the years ended December 31, 2017 and 2016, respectively).We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available.

Should the Company’s application to uplist to NASDAQ not be approved, the Company may be required in December 2019 to redeem up to 902,670 Series B Shares at $10.00 per share.

While the Company expects that it will be successful in uplisting its common stock to the NASDAQ market, should that effort not be successful, the Company would be required, in December 2019, to redeem all Series B Shares that have not been previously converted to common stock. The cost to redeem these shares would likely have a materially adverse effect on the Company’s financial position and would likely require either the liquidation of certain Company assets or an effort to raise new equity or debt financing. Whether the Company would be able to consummate any such transaction, should it need to do so, on economically beneficial terms or otherwise, cannot be presently known.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. These corporate governance standards are the product of many sources, including, without limitation, public market perception, stock exchange regulations and SEC disclosure requirement. Our management team expects to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Changing regulation may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us and a negative impact on our stock price.

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

The Company faces significant regulation by the SEC and state securities administrators.

The holders of shares of AWLD’s common stock may not offer or sell the shares in private transactions or public transactions without compliance with regulations imposed by the SEC and various state securities administrators. To the extent that any holder desires to offer or sell any such shares, the holder must prove to the reasonable satisfaction of AWLD that he has complied with all applicable securities regulations, and AWLD may require an opinion of the holder’s legal counsel to that effect. Thus, there can be no assurance that the holder will be able to resell the shares or any interest therein when the holder desires to do so.

There is no guarantee that the Company’s securities will be available for trading on a national stock exchange.

Although the Company has announced its intent to list a class of its securities on a national exchange such as NYSE MKT or NASDAQ, there is no assurance that the Company will ever do so or meet the requirements of such exchanges to list its securities. As a result, the stockholders of the Company may have a difficult time reselling their shares due to the thinly-traded volume of the shares on the OTCQB.

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

The Company’s officers and directors are indemnified against certain conduct that may prove costly to defend.

The Company may have to spend significant resources indemnifying its officers and directors or paying for damages caused by their conduct. The Company’s Amended and Restated Certificate of Incorporation exculpates the Board of Directors and its affiliates from certain liability, and the Company has procured directors’ and officers’ liability insurance to reduce the potential exposure to the Company in the event damages result from certain types of potential misconduct. Furthermore, the General Corporation Law of Delaware provides for broad indemnification by corporations of their officers and directors, and the Company’s bylaws implement this indemnification to the fullest extent permitted under applicable law as it currently exists or as it may be amended in the future. Consequently, subject to the applicable provisions of the General Corporation Law of Delaware and to certain limited exceptions in the Company’s Amended and Restated Certificate of Incorporation, the Company’s officers and directors will not be liable to the Company or to its stockholders for monetary damages resulting from their conduct as an officer or director.

The Company may not pay dividends on its common stock and may not pay additional dividends on its Series B convertible preferred stock.

The Company has not paid dividends to date on its common stock. The Company does not contemplate or anticipate declaring or paying any dividends with respect to its common stock. The Company has paid $60,515 dividends to date on its Series B convertible preferred stock. The Company reserves the right to declare a dividend when operations merit. However, payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors. It is anticipated that earnings, if any, will be used to finance the development and expansion of the Company’s business.

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

The Algodon – Recoleta, SRL (“TAR”) owns a hotel in the Recoleta section of Buenos Aires called Algodon Mansion, located at 1647 Montevideo Street. The hotel is approximately 20,000 square feet and has ten suites, a restaurant and wine bar, a dining room, and a luxury spa, pool, and cigar bar and lounge on the rooftop. This property is subject to encumbrances of which TAR is the guarantor.

Algodon Wine Estates owns and operates a resort property located Ruta Nacional 144 Km 674, Cuadro Benegas, San Rafael (5603) in Argentina and consisting of 4,138 acres. The property has a winery, 18-hole golf course, tennis courts, dining and a hotel. This property is also subject to encumbrances of which TAR is the guarantor.

ITEM 3. LEGAL PROCEEDINGS

From time to time AWLD and its subsidiaries and affiliates are subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by its insurance coverage, and even if they are, if claims against AWLD and its subsidiaries are successful, they may exceed the limits of applicable insurance coverage. We are not involved in any litigation that we believe is likely, individually or in the aggregate, to have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Notwithstanding the above, in connection with the routine audit of DPEC Capital commenced in November 2016, the Company promptly responded to requests from the SEC regarding the reported unregistered sales of the Company’s securities. The SEC audit was completed on March 30, 2017 with no finding of deficiencies in the course of the SEC’s examination.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On January 20, 2016 FINRA cleared the request to submit quotations on the OTC Bulletin Board and in OTC Link by Glendale Securities, Inc. of Sherman Oaks, California. On March 7, 2016, Company was upgraded from the Pink Sheets of OTC Markets to the OTCQB Venture Marketplace. In fiscal years 2016 and 2017, because there were only limited and sporadic quotations of the Company’s common stock and low volume, the Company does not believe that there was an established public trading market.

In light of the above, transactions of our common stock are currently reported under the symbol “VINO” on the OTCQB. The first trade on the over-the-counter market occurred on September 23, 2016. The following table sets forth the range of high and low bids reported in the over-the-counter market for our common stock. The prices reflect inter-dealer prices, do not include retail mark-ups, markdowns or commissions, and may not necessary reflect actual transactions.

Fiscal Year 2017	High	Low

First Quarter	$1.85	$0.91
Second Quarter	$1.20	$0.90
Third Quarter	$1.11	$0.80
Fourth Quarter	$2.50	$0.65

Fiscal Year 2016	High	Low

First Quarter (beginning on January 22)	$0.10	$0.10
Second Quarter	$800.00	$0.10
Third Quarter	$400.13	$0.25
Fourth Quarter	$3.00	$0.25

On July 21, 2017, the Company paid $60,515 in dividends to date on its Series B convertible preferred stock but has not paid any dividends with respect to its common stock. The Company reserves the right to declare a dividend when operations merit. However, payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

There were approximately 700 holders of the Company’s common stock as of March 31, 2018.

On February 28, 2017, the Company amended its Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock to reduce the number of shares designated as Series A Preferred Stock from 11,000,000 to 10,097,330.

Also on February 28, 2017, the Company filed the Certificate of Designation of Series B Convertible Preferred Stock designating 902,670 shares of preferred stock of the Company, par value $0.01 as Series B Convertible Preferred Stock (the “Series B Shares”). There are 902,670 Series B Shares currently outstanding. Holders of Series B Preferred Shares are entitled to, among other things, the following:

●	8% annual dividend, payable quarterly, within thirty (30) following the end of the quarter, subject only to a determination by the Company’s Board of Directors that payment of dividends would jeopardize the Company’s ongoing operations.

●	A liquidation preference to be paid ahead of shares of the Company’s common stock.

●	Upon any uplisting or elevation of the Company’s common stock to a national exchange such as NASDAQ or NYSE MKT, mandatory conversion to common stock, at a ratio of ten shares of common stock for each Series B Share.

●	If Series B Shares have not been previously converted into common stock, redemption of Series B Shares equal to liquidated value of $10 per share, on the date that is two years following the December 4, 2017 termination of the offering of the Series B Shares.

●	Each holder of Series B Shares shall be entitled to vote on all matters and shall be entitled to the number of votes determined by a formula set forth in the certificate of designation, subject to a maximum of ten votes per Series B Share. Holders of Series B Shares also vote as a class to the extent Series B Shares would be treated differently from another series of preferred stock, such as any action that would amend any of the rights, preferences or privileges of the holders of Series B Shares, or that would authorize the Company to issue a class of preferred stock that would be senior to Series B Shares, and in each such instance consent or approval of holders of at least 50.01% of the then outstanding Series B Shares would be required for such action to become effective.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2008 Plan	6,939,265	$2.40	2,060,735
2016 Plan	2,295,000	1.53	2,082
Equity compensation plans not approved by security holders	-	-	-
Total	9,234,265	$2.18	2,062,817

Recent Sales of Unregistered Securities

Between January 27, 2017 and February 27, 2017, the Company sold convertible promissory notes to accredited investors in for total gross proceeds to the Company of $1,260,000. The notes have a 90-day maturity, and pay 8% annual interest. The principal amount of each note plus accrued interest are convertible into preferred shares. The investors all had sufficient knowledge and experience in financial, investment and business matters to be capable of evaluating the merits and risks of investment in the Company and able to bear the risk of loss. For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. No general solicitation was used in this offering and no commissions were paid. A Form D was filed on February 27, 2017 and the offering was terminated on the same day.

On March 31, 2017, the Company issued 126,739 shares of Series B convertible preferred stock to accredited investors upon the conversion of principal and interest on the notes, totaling, in the aggregate, $1,267,234. Holders of Series B Preferred will be entitled to, among other things, an annual dividend, liquidation preference, conversion to common stock of the Company upon certain events, redemption if not previously converted to common stock, and voting privileges. For this sale of securities, no general solicitation was used and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on February 27, 2017, amended and filed with the SEC on August 15, 2017, and amended again and filed with the SEC on December 7, 2017.

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

On March 31, 2017, the Company issued 67,770 shares of common stock at $1.08 per share to employees for the year ended December 31, 2016 of the 401(k) profit sharing plan and issued 30,700 shares of common stock at $2.50 per share to employees for the year ended December 31, 2015 of the 401(k) profit sharing plan. For these sales of securities, no general solicitation was used and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.

Between March 1, 2017 and December 4, 2017, the Company sold 775,931 shares of Series B convertible preferred stock at $10.00 per share for gross proceeds of $7,759,500 to accredited investors. Holders of Series B Preferred will be entitled to, among other things, an annual dividend, liquidation preference, conversion to common stock of the Company upon certain events, redemption if not previously converted to common stock, and voting privileges. For this sale of securities, no general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. An initial Form D was filed on April 7, 2017, an amended Form D was filed on June 15, 2017, an amended Form D was filed on June 29, 2017, an amended Form D was filed on July 12, 2017, an amended Form D was filed on July 27, 2017, an amended Form D was filed on September 13, 2017, an amended Form D was filed on October 11, 2017, an amended Form D was filed on November 15, 2017, and an amended Form D was filed on December 7, 2017.

On July 1, 2017, the Company issued 62,270 shares of its common stock valued in the aggregate at $124,539 to an accredited investor to refund a real estate lot sale deposit in the amount of $82,500, which had been recorded as deferred revenue, and recorded $42,039 of interest expense related to this transaction.

On December 31, 2017, the Company sold a convertible promissory note (the “Convertible Debt”) in the amount of $20,000 to an accredited investor. The note has a 90-day maturity, bears interest at 8% per annum and is convertible into the Company’s common stock at a 10% discount to the price used for the sale of the Company’s common stock in the Company’s next private placement offering This provision resulted in a contingent beneficial conversion feature which will be recognized when the private placement offering commences and the contingency is resolved.

Other than as set forth herein or in the Company’s current reports on Form 8-K or quarterly reports on Form 10-Q, there have not been any sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Other than set forth below, we did not purchase any of our equity securities during the twelve months ended December 31, 2017.

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

In the Mendoza province, the maximum area allowed per type of production and activity per non-national is as follows: Mining—25,000 hectares (61,776 acres), cattle ranching—18,000 hectares (44,479 acres), cultivation of fruit or vines—15,000 hectares (37,066 acres), horticulture—7,000 hectares (17,297 acres), private lot—200 hectares (494 acres), and other—1,000 hectares (2,471 acres). A hectare is a unit of area in the metric system equal to approximately 2.471 acres. However, these maximums will only be considered if the total 15 percent is reached. Although currently, the area under foreign ownership in Mendoza is approximately 8.6 percent, this law may apply to the Company in the future and could affect the Company’s ability to acquire additional real property in Argentina. Currently, the Company owns approximately 4,138 acres of Argentine rural land through AWE, 2,050 acres are considered land held for cultivation of fruit or vines and 2,088 was purchased during 2017 to provide additional access to AWE. Because the maximum area for this type of land allowed per non-national is 25,000 hectares, the Company is compliant with the law’s limit, were it to apply today. Costs of compliance with the law may be significant in the future.

Currently, AWLD is developing lots for sale to third party builders and is not engaged in any construction activity. During the first quarter of 2018, the Company closed on the sale of certain of its Phase 1 lots and recorded revenue of $870,000. In the next twelve months, the Company expects to be able to deed the remaining Phase 1 lots. Revenue is recorded when the deeds are issued. As of December 31, 2017, the Company has $1.7 million of deposits for pending sales.

As reflected in our consolidated financial statements we have generated significant losses from operations of $7,685,390 and $6,560,871 for the years ended December 31, 2017 and 2016, respectively, consisting primarily of general and administrative expenses, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for these years stating that we have not achieved a sufficient level of revenues to support our business and have suffered recurring losses from operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. Our business strategy may not be successful in addressing these issues and there can be no assurance that we will be able to obtain any additional capital. If we cannot execute our business plan (including acquiring additional capital), our stockholders may lose their entire investment in us. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase marketing our products and continue the development of our real estate holdings.

Financings

In 2017 and 2016, we raised, net of repayments, approximately $9,271,000 and $7,056,000, respectively of new capital through the issuance of debt and equity. We used the net proceeds from the closings of these private placement offerings for general working capital and capital expenditures.

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

Liquidity

As reflected in our accompanying consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $75.5 million, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2017 and 2016, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing of our products and continue the development of our real estate holdings.

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

Consolidated Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

The following table represents selected items in our consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively:

	For the Years Ended
	December 31,
	2017	2016

Sales	$1,817,302	$1,526,075
Cost of sales	(1,946,900)	(1,760,451)
Gross loss	(129,598)	(234,376)
Operating Expenses
Selling and marketing	347,808	154,626
General and administrative	7,014,919	6,107,016
Depreciation and amortization	193,065	64,853
Total operating expenses	7,555,792	6,326,495
Loss from Operations	(7,685,390)	(6,560,871)

Other Expenses
Interest expense, net	320,571	207,913
Gain on sale of investment in subsidiary	(199,200)	-
Common Stock price modification	-	941,530
Warrant modification expenses	-	89,549
Total other expenses	121,371	1,238,992
Loss from Continuing Operations	(7,806,761)	(7,799,863)
Loss from Discontinued Operations	(105,751)	(2,242,278)
Net Loss	$(7,912,512)	$(10,042,141)
Deemed dividend to preferred stockholder	(345,079)	-
Net Loss Attributable to Common Stockholders	$(8,257,591)	$10,042,141

Overview

We reported net losses from continuing operations of approximately $7.8 million and $7.8 million for the years ended December 31, 2017 and 2016, respectively. Increases in operating expenses and interest expense as described below were offset by a gain on the sale of our investment in a subsidiary, decreases in common stock price modification expense and warrant modification expense, as well as the impact of the devaluation of the Argentine peso during the period.

Revenues

Revenues from continuing operations were approximately $1.8 million and $1.5 million during the years ended December 31, 2017 and 2016, respectively, reflecting an increase of approximately $0.3 million or 20%. Increases in wine sale revenues of approximately $0.3 million, hotel and restaurant revenues of $0.1 million and agricultural revenues of $0.1 million were partially offset by a decrease of approximately $0.2 million resulting from the impact of the decline in the value of the Argentine peso (“ARS”) vis-à-vis the U.S. dollar during 2017. There was an average devaluation of the Argentine peso from 14.76 for the year ended December 31, 2016 to 16.55 for the year ended December 31, 2017, which decreased the average worth of the Argentine peso from US $0.07 to $0.06.

Total sales from Argentina were ARS $26.9 million during the year ended December 31, 2017 as compared to ARS $26.5 million during the year ended December 31, 2016, reflecting a net increase of approximately ARS $0.4 million or 1.5%. Hotel room and event revenues were approximately ARS $14.1 million and ARS $12.5 million during both years ended December 31, 2017 and 2016, representing an increase of approximately ARS $1.6 million, or 12.7% due to higher occupancy and average room rates. Restaurant revenues were approximately ARS $5.2 million and 4.7 million during the years ended December 31, 2017 and 2016. Argentine winemaking revenues were approximately ARS $4.4 million and 7.7 million during the years ended December 31, 2017 and 2016, respectively, representing a decrease of approximately ARS $3.3 million or 43.1%; however, this decrease was offset by an increase in wine sale revenues in the United States and Europe as a result of our expansion of distribution channels and additional investments in marketing and sales staff. Other revenues, including golf, tennis and agricultural revenues, were ARS $3.3 million and ARS $1.7 million during the years ended December 31, 2017 and 2016, respectively. The increase of ARS $1.6 million is primarily due to an increase in agricultural revenues.

Gross loss

We generated a gross loss of approximately $130,000 from continuing operations for the year ended December 31, 2017 as compared to a gross loss of approximately $234,000 from continuing operations for the year ended December 31, 2016, representing a decrease of $105,000 or 45%. The improvement results primarily from the increase in winemaking revenues of approximately $280,000 and the increase in hotel and restaurant sales of approximately $125,000, partially offset by the $30,000 impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the year ended December 31, 2017 compared to the year ended December 31, 2016, and by the increase in the cost of goods sold as described below.

Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $187,000 from approximately $1,760,000 for the year ended December 31, 2016 to approximately $1,947,000 for the year ended December 31, 2017. The $439,000 increase in hotel and restaurant costs and $72,000 increase in agricultural costs were partially offset by a $95,000 decrease in wine costs resulting from as significant hailstorm during 2016 and a $230,000 decrease in cost of sales resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the year ended December 31, 2017 compared to the year ended December 31, 2016.

The restaurant and golf and tennis business units at AWE realized negative margins in 2017 and 2016, due to significant fixed costs (i.e. depreciation on golf courses and tennis courts) related to these business units. The restaurant and golf and tennis are kept open every day at a loss, in order to support the image of the winery. During 2017 and 2016, we recorded approximately $61,000 and $91,000, respectively, in inventory write-down as the result of significant hailstorms which damaged the vineyard in process.

Selling and marketing expenses

Selling and marketing expenses were approximately $348,000 and $155,000 from continuing operations, for the years ended December 31, 2017 and 2016, respectively, representing an increase of approximately $193,000 or 125%. The increase is primarily due to expenses incurred during 2017 of which approximately $100,000 was related to a shareholder event held during 2017 and approximately $93,000 related to marketing efforts to promote our international wine sales.

General and administrative expenses

General and administrative expenses were approximately $7,015,000 and $6,107,000 from continuing operations for the years ended December 31, 2017 and 2016, respectively, representing an increase of approximately $908,000 or 15%. The increase in general and administrative expenses is primarily related to approximately $721,000 increase in compensation related to increased corporate headcount, as certain CAP employees were hired for corporate management positions, $222,000 in increases of legal and professional fees related to the uplisting of our common stock, and approximately $288,000 increase in Argentine tax expense were partially offset by a $148,000 decrease in severance pay expense as well as the $152,000 impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $193,000 and $65,000 during the years ended December 31, 2017 and 2016, respectively, an increase of approximately $128,000 or 197%. It should be noted that approximately an additional $94,000 and $103,000 of depreciation and amortization expense was capitalized to inventory during the years ended December 31, 2017 and 2016, respectively. The increase in depreciation expense results from the purchases of property and equipment during the year. Most of our property and equipment is located in Argentina and the gross cost being depreciated is impacted by the devaluation of the Argentine peso relative to the U.S. dollar.

Interest expense, net

Interest expense was approximately $321,000 and $208,000 during the years ended December 31, 2017 and 2016, respectively, representing an increase of approximately $113,000 or 54%. The increase is primarily due to the Argentine bank loan (for principal of approximately $519,000) received during 2017, as well as amortization of debt discount on a loan for the purchase of land in Argentina.

Loss from Discontinued Operations

On November 29, 2016, our Board of Directors determined that it was in the Company’s best interest to close down DPEC Capital and we ceased our broker-dealer operations December 31, 2016. On February 21, 2017, our request to FINRA for Broker-Dealer Withdrawal (“BDW”) became effective. The loss from discontinued operations, incurred by the broker dealer operations, was approximately $106,000 for the year ended December 31, 2017.

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

Liquidity and Capital Resources

We measure our liquidity in variety of ways, including the following:

	For the Years Ended
	December 31,
	2017	2016

Cash	$358,303	$131,190

Working Capital Deficiency	$(62,464)	$(1,643,034)

Based upon our working capital situation as of December 31, 2017, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2017 and 2016, we have relied primarily on private placement equity offerings to third party independent, accredited investors to sustain operations. These offerings were conducted by our wholly-owned subsidiary DPEC Capital, Inc. which was discontinued at year end. During the year ended December 31, 2017, we issued 775,931 shares of Series B convertible preferred stock at $10.00 per share to accredited investors in a private placement transaction for gross proceeds of approximately $7,759,500, received proceeds of $1,280,000 from the issuance of convertible debt (of which $1,260,000 was subsequently converted to Series B convertible preferred stock), and issued 22,500 shares of common stock at $2.00 per share to accredited investors in a private placement transaction for net proceeds of $40,500. We also received $519,157 of cash proceeds from a bank loan.

During the year ended December 31, 2016, we issued 3,146,875 shares of common stock at prices from $2.00 to $2.50 per share for cash proceeds of $7,097,862. On June 1, 2016, we issued an additional 470,771 common shares for no consideration, to investors who had purchased shares between December 2015 and May 2016 at a price of $2.50 per share, in order to effectively reduce the per share price to $2.00 per share. All shares were issued to accredited investors in private placement transactions.

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

Sources and Uses of Cash for the Years Ended December 31, 2017 and 2016

Net Cash Used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2017 and 2016, amounted to approximately $8,075,000 and $6,470,000, respectively. During the year ended December 31, 2017 the net cash used in operating activities was primarily attributable to the net loss of approximately $7,913,000, adjusted for approximately $865,000 of non-cash expenses and $1,028,000 cash used by changes in the levels of operating assets and liabilities. During the year ended December 31, 2016 the net cash used in operating activities was primarily attributable to the net loss of approximately $10,042,000, adjusted for approximately $3,821,000 of non-cash expenses and $248,000 cash used by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2017 and 2016 amounted to approximately $849,000 and $549,000, respectively. During the year ended December 31, 2017 the net cash used in investing activities was primarily attributable to the purchase of property and equipment of approximately $930,000, partially offset by the proceeds from sale of investment in subsidiary of approximately $81,000. During the year ended December 31, 2016 the net cash used in investing activities was primarily attributable to the purchase of property and equipment of approximately $549,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2017 and 2016 amounted to approximately $9,271,000 and $7,056,000, respectively. For the year ended December 31, 2017, the net cash provided by financing activities resulted primarily from the net proceeds from common stock offering of approximately $7,760,000, proceeds from convertible debt obligations of approximately $1,280,000, net proceeds from the issuance of equity securities of approximately $41,000, proceeds from loans payable of approximately $519,000 partially offset by net repayments of debt of approximately $267,000, and dividends paid of approximately $61,000. For the year ended December 31, 2016, the net cash provided by financing activities resulted primarily from the issuance of equity securities for net proceeds of approximately $7,098,000 and proceeds from loans payable of approximately $68,000, partially offset by net repayments of debt of approximately $110,000.

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

Based on current cash on hand and subsequent activity as described herein, our cash-on-hand only allows us to operate our business operations on a month-to-month basis. Because of our limited cash availability, we have scaled back our operations to the extent possible. While we are exploring opportunities with third parties and related parties to provide some or all of the capital we need, we have not entered into any agreement to provide us with the necessary capital. Historically, the Company has been successful in raising funds to support our capital needs. However, if we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2017 and 2016 consolidated financial statements.

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

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. The functional currencies of our operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound). There has been a steady devaluation of the Argentine peso relative to the United States dollar in recent years. Assets and liabilities are translated into U.S. dollars at the balance sheet date, (18.5930 and 15.9681 for the Argentine Peso, and 0.7400 and 0.8103 for the British Pound at December 31, 2017 and 2016, respectively) and revenue and expense accounts are translated at a weighted average exchange rate for the period or for the year then ended (16.5483 and 14.7590 for the Argentine Peso and 0.7768 and 0.7406 for the British Pound for the years ended December 31, 2017 and 2016, respectively). Resulting translation adjustments are made directly to accumulate other comprehensive income. Losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of $292,900 and $52,528 for the years ended December 31, 2017 and 2016, respectively, are recognized in operating results in the consolidated statements of operations. We engage in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

There has been a steady devaluation of the Argentine peso relative to the United States dollar in the last few years, primarily due to inflation. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. As of December 31, 2017, the Argentine economy has not been designated as highly-inflationary for accounting purposes. The Company is closely monitoring any developments in Argentina and is evaluating the potential impact on its consolidated financial statements, if the Argentine economy is deemed to be highly inflationary.

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

In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, we reduce the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. Our estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for our products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. During the year ended December 31, 2017 and December 31, 2016, we recorded a write-down in the value of inventory of approximately $61,000 and $91,000, respectively, as a result of hailstorms that occurred during each year.

Convertible Debt

The Company records a beneficial conversion feature (“BCF”) related to the issuance of notes which are convertible at a price that is below the market value of the Company’s stock when the note is issued. The intrinsic value of the BCF is recorded as debt discount which is amortized to interest expense over the life of the respective note using the effective interest method. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

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

Real Estate Lots Held for Sale

As the development of a real estate lot is completed and the lot becomes available for immediate sale in its present condition, the lot is marketed for sale and is included in real estate lots held for sale on the Company’s balance sheet. Real estate lots held for sale are reported at the lower of carrying value or fair value less cost to sell. If the carrying value of a real estate lot held for sale exceeds its fair value less estimated selling costs, an impairment charge is recorded. The Company did not record any impairment charge in connection with real estate lots held for sale during the year ended December 31, 2017.

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. There were no impairments of long-lived assets for the years ended December 31, 2017 and 2016, respectively.

Segment Information

The FASB has established standards for reporting information on operating segments of an enterprise in interim and annual financial statements. We operate as one segment which is the business of real estate development in Argentina. Our chief operating decision-maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 — Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 was revised in July 2015 to be effective for interim periods beginning on or after December 15, 2017 and should be applied on a transitional basis either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In 2016, FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). These new standards became effective for us on January 1, 2018 and will be adopted using the modified retrospective method through a cumulative-effect adjustment, if any, directly to retained earnings as of that date. We have performed a review of these new standards as compared to our current accounting policies for our product and services revenues, and did not identify any accounting changes that would materially impact the amount of reported revenues with respect to our product and services revenues. The adoption of ASU 2014-09 is not expected to have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact that the provisions of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments were effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification in the statement of cash flows. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements or disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” which provides guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in practice. The ASU is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The adoption of ASU 2016-15 is not expected to have a material effect on our consolidated financial statements and related disclosures.

On February 22, 2017, the FASB issued ASU 2017-05, ‘Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20)”, which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in substance real estate. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted. We do not expect the impact that the provisions of ASU 2017-05 to have a material impact on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not expect the provisions of ASU 2017-09 to have a material impact on our consolidated financial statements and related disclosures.

We have implemented all new accounting standards that are in effect and may impact our consolidated financial statements and we do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Accounting Officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Accounting Officers concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2017, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On September 28, 2017, the stockholders of the Company elected the entire slate of directors presented to the stockholders, with Marc Dumont and Steven Moel elected effective upon the uplisting of the Company’s common stock to a national exchange.

Also on September 28, 2017, the stockholders (i) ratified and approved Marcum, LLP as the Company’s independent registered accounting firm for the year ended December 31, 2017; (ii) approved, on an advisory basis, of the compensation of the Company’s executive officers; (iii) approved, on an advisory basis, to conduct a stockholder’s vote on the compensation of the Company’s executive officers every three years; (iv) approved a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-six (1:6), or anywhere between, if required for the uplisting of the Company’s common stock to a national exchange; and (v) approved the 2016 Equity Incentive Plan. Unless the uplisting to a national exchange occurs on or before June 30, 2018, the Board of Directors will need to seek approval from the stockholders again for the reverse stock split.

On December 17, 2017, the Board of Directors approved a reverse stock split of the outstanding shares of common stock of one-for-five shares (1:5), if required, effective upon the listing of the Company’s common stock on a national exchange. The stock split has not yet been made effective because the company has not yet uplisted to a national exchange.

The Board of Directors of the Company reappointed Scott Mathis to continue to serve in the capacity of Chief Executive Officer of the Company and Maria Echevarria to continue to serve in the capacity of Chief Financial Officer of the Company.

The Board of Directors approved amendments to the Amended and Restated Bylaws of the Company which changed the quorum requirement from “the holders of not less than a majority of the shares entitled to vote at any meeting of the stockholders, present in person or by proxy, will constitute a quorum,” to now read, “the holders of not less than 33% of the shares entitled to vote at any meeting of the stockholders, present in person or by proxy, will constitute a quorum.”

In addition, the Board of Directors changed the stockholder vote required to authorize any corporate action other than the election of directors from a “majority in voting power of the shares entitled to vote on the subject matter” to now require “a majority in voting power of the shares entitled to vote on a subject matter and present at the meeting, whether in person or by proxy.”

The Board of Directors approved amendments to the Company’s Audit Committee Charter, effective upon the uplisting of the Company’s common stock to a national exchange to change, among other items, the number of independent directors from at least two to at least three.

The Board of Directors adopted the Compensation Committee Charter effective upon the uplisting of the Company’s common stock to a national exchange.

The Board of Directors approved adjustments to the purchase price or exercise price and to the number of shares of common stock issuable upon exercise of outstanding options and warrants.

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE

Our management team is led by executives who have experience in real estate investment, hotel management, broker-dealer operations and identifying and pursuing investment opportunities. The management team is assisted by the Company’s key personnel and advisors, who together with their experience and expertise are also discussed below.

Name	Age	Entity	Title	Year Appointed
Scott L. Mathis	55	AWLD	Chairman, Chief Executive Officer, President	April, 1999
		TAR	General Manager (1)	December, 2007
		APII	General Manager (1)	March, 2009
		AWE	General Manager (1)	July, 2007

Maria I. Echevarria	39	AWLD	Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Compliance Officer	April, 2015
		AEU	Chief Financial Officer	April, 2015

Julian H. Beale	83	AWLD	Director	April, 1999

Peter J.L. Lawrence	84	AWLD	Director	April, 1999
		AEU	Director	November, 2009

Sergio O. Manzur	48	TAR	Chief Financial Officer, Chief Operating Officer (2)	March, 2011
Odstrcil		APII	Chief Financial Officer	March, 2011
		AWE	Chief Financial Officer, Chief Operating Officer (2)	September, 2010

(1)	Translation of Argentine statutory corporate office.

(2)	Mr. Manzur Odstrcil was appointed Chief Operating Officer of TAR and AWE on April 11, 2015.

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

Maria I. Echevarria. Ms. Echevarria was appointed Chief Financial Officer, Chief Operating Officer, Secretary and Compliance Officer for the Company effective April 13, 2015. She joined the Company as Corporate Controller in June of 2014 and had primary responsibility for the Company’s corporate consolidation, policies and procedures as well as financial reporting for SEC compliance, coordinating budgets and projections, preparing financial presentations and analyzing financial data. Ms. Echevarria has over 15 years of experience in Accounting, Compliance, Finance, Information Systems and Operations. Her experience includes SEC reporting and financial analysis, and her career accomplishments include developing and implementing major initiatives such as SOX, BSA and AML reporting and valuation of financial instruments. Prior to her employment with the Company, Ms. Echevarria served as Director of Finance and Accounting for The Hope Center, a nonprofit, from 2008 to June 2014 overseeing Finance, Information Systems and Operations. From 2001 through 2008 she served as a Quality Control and Compliance Analyst, Financial Analyst, and Accounting Manager for Banco Popular in San Juan, Puerto Rico, where she specialized in Mortgage Quality Control, Compliance, Financial Analysis and Mortgage Accounting, and corresponding with the FHA, VA and other mortgage guarantors. Ms. Echevarria also coordinated audits and compliance programs related to reporting, remittances, escrow accounting and default management for Fannie Mae, Freddie Mac and other private investors. She has developed and taught accounting courses for Herzing University, and currently serves as an adjunct faculty member at Southern New Hampshire University. She is a CPA, licensed in New Jersey and Puerto Rico, and holds a B.B.A. in Accounting from the University of Puerto Rico and a MBA in Business from University of Phoenix. Mrs. Echevarria was born and raised in Puerto Rico and is fluent in Spanish and English.

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

Peter J.L. Lawrence. Mr. Lawrence has served as a director of AWLD since 2000. Mr. Lawrence has been a director of Sprue Aegis plc since 2000, a U.K. company traded on the London Stock Exchange that designs and sells smoke and carbon monoxide detectors for fire-fighters principally in the U.K.; Chairman of Infinity IP, a private company involved with intellectual property and distribution in Australasia; and director of Hollywood Burger Holdings, Inc. Since June 2001, he has served as a director of InvestBio, Inc. Mr. Lawrence served for many years as Chairman of Polastar plc, a UK company that specializes in the development, manufacture and sale of a patent-pending intelligent low-location lighting system. Prior to joining Polastar, Mr. Lawrence served as the Chairman of Associated British Industries plc, a company that manufactured car engine and aviation jointings and sealants for both original equipment manufacturers and after markets, specialty waxes and anti-corrosion coatings for the automotive tire and plastics industries. The company was acquired for £40 million in 1995 by AlliedSignal Corp. which was later acquired by Honeywell. Mr. Lawrence has additional experience as a director of a publicly-traded company by serving as a director of Beacon Investment Trust PLC, a London Stock Exchange-listed company from 2003 to June 2010. Beacon invested in small and recently floated companies on the Alternative Investment Market of the London Stock Exchange. Mr. Lawrence served on the investment committee of ABI Pension fund for 20 years as well as the investment committee of Coram Foundation Children Charity founded in 1939 as the Foundling Hospital from 1977 to 2004. He received a Bachelor of Arts in Modern History from Oxford University where he graduated with honors. The determination was made that Mr. Lawrence should serve on AWLD’s Board of Directors due to his experience as an investor in smaller public companies and service as a director for a number of public companies.

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

Advisors

Steven A. Moel, M.D., J.D. Senior Business Advisor, AWLD. Dr. Moel is a transactional attorney in private practice in Santa Barbara, California, and he serves as counsel and/or as an officer for many corporations and non-profits. He is presently a member of the Board of Directors of Hollywood Burger Holdings, Inc. Among the roles he has held and the various companies he has worked for are the following: Vice-President, Business Development and Mergers & Acquisitions of Virgilian, LLC (nutraceuticals/agricultural); Business Advisor and Vice-President, Finance, of via Market Consumer Products, LLC (manufacturer of consumer products); Vice-President, Business Development of Employment in Australia, LLC (immigrant worker/industry connections); Vice-President, Business Development and Senior Business Advisor of Agaia LLC (green cleaning products); and member of the Advisory Board of Mahlia Collection (jewelry design/manufacturing). Previously, Dr. Moel has served as: CEO of U.S. Highland, which is traded on NASDAQ (UHLN) (motorcycles, motorsports); President, Chief Operating Officer and Executive Director of American Wine Group (wine production/distribution); Chairman of the Board and Chief Operating Officer of WayBack Granola Company (granola manufacturing); member of the Board of Directors of Grudzen Development Corp. (real estate); Chief Operating Officer and Chairman of the Board of Paradigm Technologies (electronics/computer developer); and President and Chief Executive Officer of Sem-Redwood Enterprises (stock pool). He was also a founder of Akorn, Inc., a biotechnology/ pharmaceutical company which is traded on the NASDAQ (AKRX), where he served as a Director on the Executive Board, and Vice-President of Mergers and Acquisitions. Dr. Moel is also a Board-Certified Ophthalmologist who was in academic and private practice and has edited and authored multiple journal articles, medical studies, and text books, and is an Emeritus Fellow of the American Academy of Ophthalmology. His academic history includes University of Miami in Florida, the Santa Barbara College of Law, and West Virginia University Medical School.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Term of Office

Each director will hold office until the next annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal.

Involvement in Certain Legal Proceedings

See Part I, Item 3—Legal Proceedings.

During the past ten years, except as provided below, none of the persons serving as executive officers and/or directors of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

While the settlement with the NASD resolved most of the issues in the case, a few remaining charges were not resolved, namely, whether Mr. Mathis inadvertently or willfully failed to properly make certain disclosures on his personal NASD Form U-4, specifically, the existence of certain federal tax liens on his Form U4 during the years 1996-2002.

In December 2007, the FINRA Office of Hearing Officers (“OHO”) held that Mr. Mathis negligently failed to make certain disclosures on his Form U4 concerning personal tax liens, and to have willfully failed to make other required U4 disclosures regarding those tax liens. (All of the underlying tax liabilities were paid in 2003 so the liens were released in 2003.) Mr. Mathis received a three-month suspension, and a $10,000 fine for the lien nondisclosures. With respect to other non-willful late U4 filings relating to two customer complaints, he received an additional 10-day suspension (to run concurrently) plus an additional $2,500 fine. The suspension was completed on September 4, 2012, and all fines have been paid.

Mr. Mathis has never disputed that he failed to make or timely make these disclosures on his Form U4; he only disputed the willfulness finding. He appealed the decision (principally with respect to the willfulness issue) to the FINRA National Adjudicatory Council (“NAC”). In December 2008, NAC affirmed the OHO decision pertaining to the “willful” issue, and slightly broadened the finding. Thereafter, Mr. Mathis appealed the NAC decision to the Securities and Exchange Commission and thereafter to the U.S. Court of Appeals. In each instance, the decision of the NAC was affirmed.

While under FINRA’s rules, the finding that Mr. Mathis was found to have acted willfully subjects him to a “statutory disqualification,” in September 2012, Mathis submitted to FINRA an application on Form MC-400 in which he sought permission to continue to work in the securities industry notwithstanding the fact that he is subject to a statutory disqualification. That application was approved in April 2015.

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

Responsibilities and authority of the independent directors are as follows:

●	The independent directors will meet as often as they deem necessary or appropriate to perform their responsibilities. The independent directors may meet in person or by telephone conference call and may act by unanimous written consent.

●	The independent directors will make regular reports to the entire Board of Directors and will propose any necessary or appropriate action to the Board of Directors.

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

Code of Ethics

On March 24, 2015 and effective April 15, 2015, the Company’s Board of Directors adopted a Code of Ethics and Whistleblower Policy that is applicable to all of the Company’s and its subsidiaries’ employees, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Compliance Office and on December 17, 2017, the Board of Directors approved technical and administrative amendments to the Company’s Code of Business Conduct and Whistleblower Policy. The Code of Ethics contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code.

On December 17, 2017, the Board of Directors approved technical and administrative amendments to the Company’s Code of Business Conduct and Whistleblower Policy. A copy of the amended Code of Business Conduct and Whistleblower Policy of the Company is posted at our website at www.algodongroup.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2017. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2017 our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Mr. Beale has not yet filed a Form-4 related to stock options granted to him in December 2017.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for our named executive officers, the compensation earned in the years ended December 31:

Summary Compensation Table for Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Scott L. Mathis(2)	2017	426,164	-	-	97,243	-	523,407
Chairman of the Board and Chief Executive Officer	2016	404,713	-	-	-	-	404,713

Maria I Echevarria(3)	2017	150,000	35,000	-	16,407	-	201,407
Chief Financial Officer and Chief Operating Officer	2016	150,000	25,000	-	-	-	175,000

(1)	Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in the Company’s consolidated financial statements. Refer to the Outstanding Equity Awards at Fiscal Year End schedule regarding option details on an award-by-award basis.

(2)	On September 28, 2015, we entered into a new employment agreement with Scott Mathis, our CEO. Among other things, the agreement provides for a three-year term of employment at an annual salary of $401,700 (subject to a 3% cost-of-living adjustment per year), bonus eligibility, paid vacation and specified business expense reimbursements. The agreement sets limits on the Mr. Mathis’ annual sales of AWLD common stock. Mr. Mathis is subject to a covenant not to compete during the term of the agreement and following his termination for any reason, for a period of twelve months. Upon a change of control (as defined by the agreement), all of Mr. Mathis’ outstanding equity-based awards will vest in full and his employment term resets to two years from the date of the change of control. Following Mr. Mathis’s termination for any reason, Mr. Mathis is prohibited from soliciting Company clients or employees for one year and disclosing any confidential information of AWLD for a period of two years. The agreement may be terminated by the Company for cause or by the CEO for good reason, in accordance with the terms of the agreement.

(3)	Maria Echevarria was appointed Chief Financial Officer, Chief Operating Officer, Secretary and Compliance Officer effective April 13, 2015.

Outstanding Equity Awards at Fiscal Year End

The following table provides information as to option awards held by each of the named executive officers of AWLD as of December 31, 2017. There have been no stock awards made to Mr. Mathis or Ms. Echevarria as of December 31, 2017.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Scott L. Mathis	25,000		-		2.48	4/15/2018
	1,000,000		-		2.48	6/30/2018
	406,250	(1)	93,750	(1)	2.48	8/27/2019
	150,000		-		2.48	8/27/2019
	912,432	(2)	547,458	(2)	2.20	6/8/2020
	-	(3)	300,000	(3)	1.10	11/17/2022

Maria I. Echevarria	93,750	(4)	56,250	(4)	2.20	6/8/2020
	-	(5)	50,000	(5)	1.10	11/17/2022

(1)	On August 27, 2014, Mr. Mathis was granted an option to acquire 500,000 shares of the Company's common stock, of which 31,250 shares underlying the option vested on November 27, 2014 and 31,250 shares vest every three months thereafter.

(2)	On June 8, 2015, Mr. Mathis was granted an option to acquire 1,459,890 shares of the Company's common stock, of which 364,794 shares underlying the option vest on June 8, 2016, and 91,243 shares vest every three months thereafter.

(3)	On November 17, 2017, Mr. Mathis was granted an option to acquire 300,000 shares of the Company's common stock, of which 75,000 shares underlying the option vest on December 17, 2018, and 18,750 shares vest every three months thereafter.

(4)	On June 8, 2015, Ms. Echevarria was granted an option to acquire 150,000 shares of the Company's common stock, of which 37,500 shares underlying the option vest on June 8, 2016, and 9,375 shares vest every three months thereafter.

(5)	On November 17, 2017, Ms. Echevarria was granted an option to acquire 50,000 shares of the Company's common stock, of which 12,500 shares underlying the option vest on December 17, 2018, and 3,125 shares vest every three months thereafter.

Director Compensation

The following table sets forth compensation received by our non-employee directors:

		Director Compensation
		Fees Earned or Paid in Cash	Bonus	Stock Awards	Option Awards(1)	Total
	Year	($)	($)	($)	($)	($)
Peter Lawrence (2)	2017	-	-	-	16,207	16,207
	2016	-	-	-	119,710	119,710

Julian Beale (3)	2017	-	-	-	16,207	16,207
	2016	-	-	-	119,710	119,710

(1)	Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in the Company’s consolidated financial statements.

(2)	As of December 31, 2017, Mr. Lawrence held options to acquire 725,000 shares of the Company’s common stock, of which 608,334 were vested and exercisable.

(3)	As of December 31, 2017, Mr. Beale held options to acquire 725,000 shares of the Company’s common stock, of which 608,334 were vested and exercisable.

Summary of the Company’s Equity Incentive Plans

General Plan Information

The 2008 Equity Incentive Plan (the “2008 Plan”) was adopted by the Board of Directors (the “Board”) on August 28, 2008 (“Effective Date”) and approved by a majority of the Company’s stockholders on September 2, 2008. The 2008 Plan was subsequently amended with Board consent and majority stockholder consent to increase the aggregate number of shares issuable under the 2008 Plan from 5,000,000 to 9,000,000, of which 2,060,735 remain available for issuance as of December 31, 2017.

On July 11, 2016, the Board of Directors adopted the 2016 Stock Option Plan (the “2016 Plan”) and approved by a majority of the Company’s stockholders on September 28, 2017. Under the 2016 Plan, 1,224,308 shares of common stock of the Company are authorized for issuance, with an automatic annual increase on January 1 of each year equal to 2.5% of the total number of shares of common stock outstanding on such date, on a fully diluted basis. As of December 31, 2017, there are 2,082 shares available for issuance under the 2016 Plan. On January 1, 2018, the number of shares available under the 2016 Plan was automatically increased by 1,076,689 shares for a total of 1,078,771 shares available. Authorized shares under the 2016 Plan may be subject to adjustment upon determination by the committee in the event of a corporate transaction including but not limited to a stock split, recapitalization, reorganization, or merger.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 28, 2018, the Company had 43,067,546 shares of common stock issued and 43,063,135 outstanding, as well as 902,670 shares of Series B convertible preferred stock issued and outstanding. The following table sets forth certain information regarding our shares of common stock and Series B convertible preferred stock beneficially owned as of March 28, 2018, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children. In addition, the address of each of the persons set forth below (unless otherwise specified) is c/o AWLD, 135 Fifth Avenue, 10th Floor, New York, New York 10010.

Security Ownership of Certain Beneficial Owners and Management

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock(1)		Percent of Common Stock Outstanding as of March 28, 2018(1)	Amount and Nature of Beneficial Ownership of Series B Stock	Percent of Series B Stock Outstanding as of March 28, 2018	Total Voting Power(9)
More than 5% Stockholders
The WOW Group, LLC	3,823,548		7.3%	-	-	7.4%
Murdock and Janie Richard (2)	2,789,913	(2)	5.4%	-	-	5.4%
Ralph & Mary Rybacki (3)	2,782,348	(3)	5.3%	-	-	5.4%

Directors and Named Executive Officers
Scott L. Mathis	7,400,467	(4)	13.4%	2,100	*	13.5%
Julian H. Beale	705,922	(5)	1.3%	-	-	1.4%
Peter J.L. Lawrence	804,034	(6)	1.5%	-	-	1.5%
Maria I. Echevarria	103,700	(7)	*	-	-
All directors and executive officers as a group:	9,014,123	(8)	16.2%	2,100	*	16.4%

* Less than one percent

(1)	Calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Includes Series B convertible preferred stock converted to common on a 1:10 basis which as of March 28, 2017 equals 9,026,700.

(2)	Based on information contained on Schedule 13G filed by Murdock Richard on February 6, 2015. The principal business address of Mr. and Mrs. Richard is 5950 Sherry Lane, Suite 210, Dallas, TX 75225.

(3)	Based on information contained on Schedule 13G filed by Ralph and Mary Rybacki on February 11, 2016. The principal business address of Mr. and Mrs. Rybacki is 500 Capital Drive, Lake Zurich, IL 60047.

(4)	Consists of (a) 336,545 shares of common stock owned by Mr. Mathis directly; (b) 3,823,548 shares owned by The WOW Group, LLC, of which Mr. Mathis is a controlling member; (c) 119,999 shares owned by Mr. Mathis’s 401(k) account; (d) 21,000 shares of common stock issuable upon the conversion of Series B convertible preferred stock; (e) warrants to acquire 358,200 shares of common stock, and (f) the right to acquire 2,741,175 shares of common stock subject to the exercise of options.

(5)	Consists of (a) 97,588 shares of common stock owned by Mr. Beale directly; and (b) 608,334 shares of our common stock issuable upon the exercise of stock options.

(6)	Consists of (a) 184,971 shares of our common stock owned by Mr. Lawrence directly; (b) 10,729 shares owned by Mr. Lawrence and his spouse as trustees for the Peter Lawrence 1992 Settlement Trust; and (c) 608,334 shares or our common stock issuable upon the exercise of stock options.

(7)	Consists of (a) 575 shares owned by Mrs. Echevarria's 401(k) account and (b) 103,125 shares of our common stock issuable upon the exercise of stock options.

(8)	Consists of 4,573,955 shares of our common stock, 21,000 shares of our common stock issuable upon the conversion of Series B convertible preferred stock 3,513,468 shares of our common stock issuable upon the exercise of stock options, and 358,200 shares of our common stock issuable upon the exercise of warrants.

(9)	Calculated based common stock being entitled to a total of 43,063,135 votes as of March 28, 2018 and Series B preferred stock being entitled to a total of 8,535,557 votes as of March 28, 2018.

The WOW Group, LLC

Scott Mathis is a managing member and holds 69.57% of The WOW Group. Non-managing members include certain former DPEC Capital employees and certain AWLD stockholders. The WOW Group’s only asset is its interest in AWLD as of December 31, 2017.

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

●	Scott Mathis is Chairman and Chief Executive Officer of Hollywood Burger Holdings, Inc. (“HBH”), a private company he founded which is developing Hollywood-themed American fast food restaurants in Argentina and the United States. The Company has an expense sharing agreement with HBH to provide office space and other clerical services. The Company was entitled to receive reimbursements of general and administrative expenses incurred during the years ended on December 31, 2017 and 2016 in the amount of $342,299 and $124,428, respectively, as a result of the expense sharing agreement. As of December 31, 2017 and 2016, HBH owes $724,591 and $363,389, respectively, to the Company under such and similar prior agreements.

●	InvestBio, Inc. (“InvestBio”) was a wholly-owned subsidiary of AWLD until it was spun-off to AWLD stockholders, effective September 30, 2010. The owners of more than 5% of InvestBio are Scott Mathis and Ralph Rybacki. The Board of Directors of InvestBio consists of Scott Mathis, Julian Beale, and Peter Lawrence. The Company has an expense sharing agreement with InvestBio to provide office space and other clerical services. The Company was entitled to receive $10,640 of reimbursements of general and administrative expenses incurred during each the years ended on December 31, 2017 and 2016, respectively, as a result of the agreement. InvestBio owed $396,116 and $396,067 to the Company under the expense sharing agreement as of December 31, 2017 and 2016, respectively, of which $396,000 and $387,000, respectively, is deemed unrecoverable and written off.

●	DPEC Capital paid regular brokerage commissions to its registered representatives according to the standard firm payout schedule, which includes the allocation of earned warrants. On January 7, 2017, in connection with the sale of its equity securities, the Company issued five-year warrants to its subsidiary, DPEC Capital who acted as placement agent, for the purchase of 2,500 shares of its common stock at $2.00 per share. On January 17, 2017, due to the refund to an investor, warrants to purchase 250 shares of common stock and commissions in the amount of $500 were returned by DPEC Capital, Inc. to the Company. The total value of the 2,250 warrants was $1,105. During 2016, in connection with the sale of AWLD common stock, the Company issued five-year warrants to its subsidiary DPEC Capital who acted as placement agent, to purchase 342,642 and 16,000 shares of AWLD common stock at an exercise price of $2.00 and $2.50 per share, respectively, including 100,188 warrants valued at $87,965 to Scott Mathis in his capacity as a registered representative. Mr. Mathis also received cash commissions of $173,330 related to the sale of common stock during the year ended December 31, 2016. The Company recorded $1,105 and $262,113 of stock-based compensation expense for the years ended December 31, 2017 and 2016, respectively, related to the issuance of warrants, which is recorded within general and administrative expenses in the consolidated statements of operations.

●	On June 1, 2016, the Company modified the warrants granted to DPEC Capital between December 2015 and May 2016, such that the exercise price was adjusted from $2.50 per share to $2.00 per share, and the aggregate number of shares available to be purchased in connection with the warrants was increased from 198,807 to 245,883 shares. The Company recorded warrant modification expense of $68,548 related to the modification of the CAP Warrants.

Warrants in Affiliates Earned by DPEC Capital

As noted above, DPEC Capital earned warrants to purchase the shares of certain companies including AWLD affiliates for which DPEC Capital has provided investment banking and advisory services. It was the Company’s policy to distribute part or all of the warrants DPEC Capital earned through serving as placement agent on various private placement offerings for a related but independent entity under common management, to registered representatives or other employees who provided investment banking services. During the fiscal year ended December 31, 2016, DPEC Capital earned warrants to purchase 75,745 shares of common stock in Hollywood Burger Holdings, Inc. in connection with providing investment banking services to Hollywood Burger Holdings, Inc., of which warrants for the purchase of 53,022 shares of common stock in Hollywood Burger Holdings, Inc. were awarded to its registered representatives. The Company recorded $0 and $19,392 of stock-based compensation expense for the years ended December 31, 2017 and 2016, respectively, related to the warrants awarded to its registered representatives, which is recorded within discontinued operations in the consolidated statements of operations.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Marcum, LLP, our independent registered public accounting firm, for the years ended December 31, 2017 and 2016:

	2017	2016

Audit fees (1)	$235,000	$227,500
Audit-related fees	13,000	5,000
Tax fees	27,500	27,500
	$275,500	$260,000

(1)	Represents fees associated with the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2017 and 2016, and the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q during 2017 and 2016.

(2)	Represents primarily travel costs associated with the audit Company’s consolidated financial statements for the fiscal years ended December 31, 2017 and 2016.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10K.

Exhibit	Description

2.1	Stock Purchase Agreement between the Company and China Concentric Capital Group, Inc., dated December 20, 2016[3]

2.2	First Amendment to the Stock Purchase Agreement between the Company and China Concentric Capital Group, Inc., dated January 17, 2017[3]

2.3	Escrow Agreement between the Company, China Concentric Capital Group, Inc., and J.M. Walker & Associates, dated December 16, 2016[3]

2.4	First Amendment to the Escrow Agreement between the Company, China Concentric Capital Group, Inc., and J.M. Walker & Associates, dated January 17, 2017[3]

3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013[1]

3.2	Amended and Restated Bylaws[1]

4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013[1]

4.2	Amendment No. 1 to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated February 28, 2017[2]

4.3	Certificate of Designation of Series B Convertible Preferred Stock, dated February 28, 2017[2]

4.4	Diversified Private Equity Corp. 2008 Equity Incentive Plan; Amendment No. 1 dated January 18, 2011; and Amendment No. 2 dated September 14, 2012[1]

4.5	Form of Stock Option Certificate Pursuant to the 2008 Stock Option Plan[1]

4.6	2016 Stock Option Plan.[3]

4.7	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016.[3]

10.1	Employment Agreement by and between Algodon Wines & Luxury Development Group, Inc. and Scott L. Mathis dated September 28, 2015[6]

10.2	Agreement of Lease between 135 Fifth Avenue LLC and Diversified Biotech Holdings Corp. dated July 1, 2006 and Amendment of Lease between 135 Fifth Avenue LLC and Diversified Private Equity Corp., dated September 1, 2010[1]

10.3	Second Amendment of Lease between 135 Fifth Avenue LLC and Diversified Private Equity Corp., dated July 10, 2015[5]

10.4	Investor Relations Consulting Agreement between MZHCI, LLC and the Company, dated April 8, 2016[7]

14.1	Amended Code of Business Conduct and Ethics and Whistleblower Policy[8]

14.2	Audit Committee Charter[4]

21.1	Subsidiaries of Algodon Wines & Luxury Development Group, Inc.[3]

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Algodon Wine Estates Property Map[1]

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2017.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2017.
4.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 31, 2015.
5.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 30, 2016.
6.	Incorporated by reference from the Company’s Quarterly report on Form 10-Q, filed on November 16, 2015.
7.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 16, 2016.
8.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 20, 2017.
*	Filed herewith.
**	Furnished, not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

Dated: March 30, 2018	By:	/s/ Scott L. Mathis
Scott L. Mathis
Principal Executive Officer

Dated: March 30, 2018	By:	/s/ Maria I. Echevarria
Maria I. Echevarria
Principal Financial and Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 30, 2018	By:	/s/ Scott L. Mathis
Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: March 30, 2018	By:	/s/ Maria I. Echevarria
Maria I. Echevarria
Chief Financial Officer (principal financial and accounting officer)

Dated: March 30, 2018	By:	/s/ Julian H. Beale
Julian H. Beale
Director

Dated: March 30, 2018	By:	/s/ Peter J.L. Lawrence
Peter J.L. Lawrence
Director

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Algodon Wines & Luxury Development Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Algodon Wines & Luxury Development Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in temporary equity and stockholders’ (deficiency) equity and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2013.

New York, NY

March 30, 2018

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current Assets
Cash	$358,303	$131,190
Accounts receivable, net	188,067	179,637
Accounts receivable - related parties, net	851,016	648,951
Advances and loans to employees	284,496	232,057
Inventory	1,388,666	1,186,189
Real estate lots held for sale	151,906	-
Prepaid expenses and other current assets, net	159,465	105,429
Current assets of discontinued operations	-	52,734
Total Current Assets	3,381,919	2,536,187
Property and equipment, net	4,532,890	3,971,733
Prepaid foreign taxes, net	342,312	337,917
Investment - related parties	26,401	42,688
Deposits	61,284	61,284
Total Assets	$8,344,806	$6,949,809

Liabilities, Temporary Equity and Stockholders' (Deficiency) Equity
Current Liabilities
Accounts payable	$415,318	$349,180
Accrued expenses, current portion	1,000,521	1,691,743
Deferred revenue	1,732,664	1,884,606
Loans payable, current portion, net of debt discount	256,724	31,312
Convertible Debt obligations	20,000	162,500
Current portion of other liabilities	19,156	15,776
Current liabilities of discontinued operations	-	44,104
Total Current Liabilities	3,444,383	4,179,221
Accrued expenses, non-current portion	247,515	344,127
Other liabilities, non-current portion	11,474	-
Loans payable, non-current portion, net of debt discount	634,930	-
Total Liabilities	4,338,302	4,523,348

Commitments and Contingencies

Series B convertible redeemable preferred stock, par value $0.01 per share, 902,670 shares authorized, 902,670 and 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively. Liquidation value (including dividends) of $9,311,264 at December 31, 2017.	9,026,824	-

Stockholders' (Deficiency) Equity

Preferred stock, 11,000,000 shares authorized:
Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; no shares are available for issuance.	-	-

Common stock, par value $0.01 per share; 80,000,000 shares authorized; 43,067,546 and 42,915,379 shares issued and 43,063,135 and 42,910,968 shares outstanding as of December 31, 2017 and 2016, respectively.	430,674	429,153
Additional paid-in capital	80,902,967	80,102,189
Accumulated other comprehensive loss	(10,795,810)	(10,459,242)
Accumulated deficit	(75,544,081)	(67,631,569)
Treasury stock, at cost, 4,411 shares at December 31, 2017 and 2016	(14,070)	(14,070)
Total Stockholders' (Deficiency) Equity	(5,020,320)	2,426,461
Total Liabilities, Temporary Equity and Stockholders' (Deficiency) Equity	$8,344,806	$6,949,809

The accompanying notes are an integral part of these consolidated financial statements.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2017	2016

Sales	$1,817,302	$1,526,075
Cost of sales	(1,946,900)	(1,760,451)
Gross loss	(129,598)	(234,376)
Operating Expenses
Selling and marketing	347,808	154,626
General and administrative	7,014,919	6,107,016
Depreciation and amortization	193,065	64,853
Total operating expenses	7,555,792	6,326,495
Loss from Operations	(7,685,390)	(6,560,871)

Other Expenses
Interest expense, net	320,571	207,913
Gain on sale of investment in subsidiary	(199,200)	-
Common stock price modification	-	941,530
Warrant modification expenses	-	89,549
Total other expenses	121,371	1,238,992

Loss from Continuing Operations	(7,806,761)	(7,799,863)
Loss from Discontinued Operations	(105,751)	(2,242,278)
Net Loss	(7,912,512)	$(10,042,141)
Dividends to preferred stockholders	(345,079)	-
Net Loss Attributable to Common Stockholders	$(8,257,591)	$(10,042,141)

Net loss per basic and diluted common share:
Loss from continuing operations	$(0.19)	$(0.19)
Loss from discontinued operations	-)	(0.06)
Net loss per common share	$(0.19)	$(0.24)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	42,996,124	41,078,655

The accompanying notes are an integral part of these consolidated financial statements.

F-4

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	For the Years Ended
	December 31,
	2017	2016

Net Loss	$(7,912,512)	$(10,042,141)
Other Comprehensive Loss
Foreign currency translation adjustments	(336,568)	(867,968)
Total Comprehensive Loss	$(8,249,080)	$(10,910,109)

The accompanying notes are an integral part of these consolidated financial statements.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Temporary Equity and Stockholders’ (Deficiency) Equity

	Series B
	Convertible							Accumulated		Total
	Redeemable						Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	(Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - December 31, 2015	-	$-	38,879,333	$388,793	4,411	$(14,070)	$69,933,147	$(9,591,274)	$(57,589,428)	$3,127,168
Common stock issued for cash	-	-	3,146,875	31,468	-	-	7,066,394	-	-	7,097,862
Common stock issued for price modification	-	-	470,771	4,708	-	-	936,822	-	-	941,530
Exchange of 12.5% notes for common stock	-	-	37,700	377	-	-	75,056	-	-	75,433
Stock-based compensation:
Common stock issued under 401(k) profit sharing plan	-	-	30,700	307	-	-	76,443	-	-	76,750
Options and warrants	-	-	-	-	-		1,131,056	-	-	1,131,056
Vesting of restricted stock	-	-	350,000	3,500	-		793,722	-	-	797,222
Warrant modification expense	-	-					89,549	-	-	89,549
Comprehensive loss:
Net loss	-	-	-	-	-			-	(10,042,141)	(10,042,141)
Other comprehensive loss	-	-	-	-	-			(867,968)	-	(867,968)
Balance - December 31, 2016	-	-	42,915,379	429,153	4,411	(14,070)	80,102,189	(10,459,242)	(67,631,569)	2,426,461
Series B preferred stock issued for cash	775,931	7,759,500	-	-	-	-	-	-	-	-
Common stock issued for cash, net of issuance costs of $4,500	-	-	22,500	225	-	-	40,275	-	-	40,500
Common stock issued in satisfaction of deferred revenue	-	-	62,270	622	-	-	123,917	-	-	124,539
Exchange of 8% notes for Series B preferred stock	126,739	1,267,324	-	-	-	-	-	-	-	-
Stock-based compensation:
Common stock issued under 401(k) profit sharing plan	-	-	67,770	678	-	-	73,190	-	-	73,868
Options and warrants	-	-	-	-	-	-	623,907	-	-	623,907
Dividends paid	-	-	-	-	-	-	(60,515)	-	-	(60,515)
True-up to transfer agent's records	-	-	(373)	(4)	-	-	4	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(7,912,512)	(7,912,512)
Other comprehensive loss	-	-	-	-	-	-	-	(336,568)	-	(336,568)
Balance - December 31, 2017	902,670	$9,026,824	43,067,546	$430,674	4,411	$(14,070)	$80,902,967	$(10,795,810)	$(75,544,081)	$(5,020,320)

The accompanying notes are an integral part of these consolidated financial statements.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(7,912,512)	$(10,042,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	81,386	73,868
Options and warrants	623,907	1,131,056
Restricted stock	-	797,222
Common stock price modification expense	-	941,530
Warrant modification expense	-	89,549
Net realized and unrealized investment losses	16,287	92,825
Depreciation and amortization	193,065	64,853
Amortization of debt discount	12,217	-
Provision for uncollectible assets	76,215	543,909
Write-down of inventory	61,000	91,479
Prepaid compensation amortization	-	3,000
Other non-cash income, net	-	(8,311)
Gain on sale of investment in subsidiary	(199,200)	-
Decrease (increase) in assets:
Accounts receivable	(246,917)	(339,739)
Inventory	(394,728)	(246,391)
Prepaid expenses and other current assets	(124,378)	(288,685)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(511,902)	(186,236)
Deferred revenue	246,881	790,372
Other liabilities	3,380	22,280
Total Adjustments	(162,787)	3,572,581
Net Cash Used in Operating Activities	(8,075,299)	(6,469,560)
Cash Flows from Investing Activities
Purchase of property and equipment	(930,368)	(548,834)
Proceeds from sale of investment in subsidiary	81,114	-
Net Cash Used in Investing Activities	(849,254)	(548,834)
Cash Flows from Financing Activities
Proceeds from loans payable	519,157	68,001
Repayments of loans payable	(104,645)	(35,128)
Proceeds from convertible debt obligations	1,280,000	-
Repayments of debt obligations	(162,500)	(75,000)
Dividends paid	(60,515)	-
Proceeds from sale of Series B Preferred stock	7,759,500	-
Proceeds from common stock offering, net of issuance costs	40,500	7,097,862
Net Cash Provided by Financing Activities	9,271,497	7,055,735
Effect of Exchange Rate Changes on Cash	(119,831)	(16,796)
Net Increase in Cash	227,113	20,545
Cash - Beginning of Period	131,190	110,645
Cash - End of Period	$358,303	$131,190

The accompanying notes are an integral part of these consolidated financial statements.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

	For the Years Ended
	December 31,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$185,364	$149,795
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Accrued stock based compensation converted to equity	$73,868	$76,750
Exchange of 8% notes for Series B preferred stock	$1,267,324	$-
Exchange of 12.5% notes for common stock	$-	$75,433
Land purchased in exchange for note payable	$517,390	$-
Common stock issued in satisfaction of deferred revenue	$124,539	$-

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses from continuing operations of $7,806,761 and $7,799,863 during the years ended December 31, 2017 and 2016, respectively. Cash used in operating activities was $8,075,299 and $6,469,560 for the years ended December 31, 2017 and 2016, respectively. Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS, continued

The Company needs to raise additional capital in order to continue to pursue its business objectives. The Company funded its operations for the years ended December 31, 2017 and 2016, primarily through the proceeds from the sale of Series B Preferred stock of $7,759,500 and $0, respectively, proceeds from convertible debt obligations of $1,280,000 and $0, respectively, proceeds from the sale of common stock for net proceeds of $40,500 and $7,097,862, respectively, and proceeds from loans payable of $519,157 and $68,001, respectively. During the years ended December 31, 2017 and 2016, the Company repaid debt obligations of $162,500 and $75,000, respectively (see Note 12 –Debt Obligations), repaid notes payable of $104,645 and $35,128, respectively (see Note 11 – Loans Payable), and paid dividends of $60,515 and $0, respectively.

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of Algodon Wines & Luxury Development Group, Inc. and the its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Discontinued Operations

The Company accounted for its decision to close down its broker-dealer subsidiary, CAP, as discontinued operations in accordance with the guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Accounting for Impairment or Disposal of Long-Lived Assets,” and ASC Topic 205, “Presentation of Financial Statements,” which require that a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results shall be reported in the financial statements as discontinued operations. Accordingly, the results of operations for CAP during the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar, Argentine Peso and British Pound). There has been a steady devaluation of the Argentine Peso relative to the United States Dollar in recent years. Assets and liabilities are translated into U.S. dollars at the balance sheet date (18.5930 and 15.9681 for the Argentine Peso, and 0.7400 and 0.8103 for the British Pound at December 31, 2017 and 2016, respectively), and revenue and expense accounts are translated at a weighted average exchange rate for the years then ended (16.5483 and 14.7590 for the Argentine Peso and 0.7768 and 0.7406 for the British Pound for the years ended December 31, 2017 and 2016, respectively).

Resulting translation adjustments are made directly to accumulated other comprehensive income. Losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of $292,900 and $52,528 for the years ended December 31, 2017 and 2016, respectively, are recognized in operating results in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

There has been a steady devaluation of the Argentine peso relative to the United States dollar in the last few years, primarily due to inflation. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. As of December 31, 2017, the Argentine economy has not been designated as highly-inflationary for accounting purposes. The Company is closely monitoring any developments in Argentina and is evaluating the potential impact on its consolidated financial statements, if the Argentine economy is deemed to be highly inflationary.

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accounts Receivable

Accounts receivable primarily represent receivables from hotel guests who occupy rooms and wine sales to commercial customers. The Company provides an allowance for doubtful accounts when it determines that it is more likely than not a specific account will not be collected. The allowance for doubtful accounts was $3,421 and $7,001, as of December 31, 2017 and 2016, respectively. Bad debt expense for the years ended December 31, 2017 and 2016 was $127,087 and $10,990, respectively. Write-offs of accounts receivable for the years ended December 31, 2017 and 2016 were $2,913 and $6,484, respectively.

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

In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. The Company carries inventory at the lower of cost or net realizable value in accordance with ASC 330 “Inventory” and reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. During the years ended December 31, 2017 and 2016, the Company recorded write-downs in the value of inventory of $61,000 and $91,479 as the result of hailstorms.

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

Real Estate Lots Held for Sale

As the development of a real estate lot is completed and the lot becomes available for immediate sale in its present condition, the lot is marketed for sale and is included in real estate lots held for sale on the Company’s balance sheet. Real estate lots held for sale are reported at the lower of carrying value or fair value less cost to sell. If the carrying value of a real estate lot held for sale exceeds its fair value less estimated selling costs, an impairment charge is recorded. The Company did not record any impairment charge in connection with real estate lots held for sale during the years ended December 31, 2017 or 2016.

Convertible Debt

The Company records a beneficial conversion feature (“BCF”) related to the issuance of notes which are convertible at a price that is below the market value of the Company’s stock when the note is issued. The intrinsic value of the BCF is recorded as debt discount which is amortized to interest expense over the life of the respective note using the effective interest method. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on financial reporting dates and vesting dates until the service period is complete. The fair value amount of the shares expected to ultimately vest is then recognized over the period for which services are required to be provided in exchange for the award, usually the vesting period. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period that the estimates are revised. The Company accounts for forfeitures as they occur.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $146,952 and $73,633 at December 31, 2017 and 2016, respectively.

Foreign Operations

The following summarizes key financial metrics associated with the Company’s continuing operations (these financial metrics are immaterial for the Company’s operations in the United Kingdom):

	As of
	December 31,
	2017	2016
Assets - Argentina	$6,781,285	$5,456,317
Assets - U.S.	1,563,521	1,285,338
Assets of continuing operations	$8,344,806	$6,741,655

Liabilities - Argentina	$3,743,164	$2,883,656
Liabilities - U.S.	595,138	1,595,588
Liabilities of continuing operations	$4,338,302	$4,479,244

	For the Years Ended
	December 31,
	2017	2016
Revenues - Argentina	$1,665,568	$1,478,946
Revenues - U.S.	151,734	47,129
Revenues from continuing operations	$1,817,302	$1,526,075

Net loss - Argentina	$(2,212,286)	$1,693,684
Net loss - U.S.	(5,594,475)	6,106,179
Net loss from continuing operations	$(7,806,761)	$7,799,863

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

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, the Company performs an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. There were no impairments of long-lived assets for the years ended December 31, 2017 and 2016.

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

Revenue Recognition

The Company earns revenues from its real estate, hospitality, food & beverage, and other related services. Revenues from rooms, food and beverages, and other operating departments are recognized as earned at the time of sale or rendering of service. Cash received in advance of the sale or rendering of services is recorded as advance deposits or deferred revenue on the consolidated balance sheets. Deferred revenues associated with real estate lot sale deposits are recognized as revenues (along with any outstanding balance) when the lot sale closes and the deed is provided to the purchaser. Other deferred revenues primarily consist of deposits accepted by the Company in connection with agreements to sell barrels of wine. These wine barrel deposits are recognized as revenues (along with any outstanding balance) when the barrel of wine is shipped to the purchaser. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the consolidated statements of operations.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition, continued

The Company operates within a single operating segment, because all of its operations are in support of the Company’s branding strategy and its associated real estate development initiatives. However, the Company does track revenues from continuing operations associated with its different products and services, as follows:

	For the Years Ended
	December 31,
	2017	2016
Hotel rooms and events	$850,645	$846,245
Restaurants	314,822	317,258
Winemaking	471,374	246,918
Agriculture	78,795	25,647
Golf, tennis and other	101,665	90,007
Total revenues	$1,817,302	$1,526,075

Revenues from the Company’s broker-dealer are included in income from discontinued operations for the years ended December 31, 2016.

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

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss per Common Share

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Years Ended
	December 31,
	2017	2016
Options	9,234,265	8,024,265
Warrants	1,465,296	1,901,480
Series B convertible preferred stock	9,026,700	-
Total potentially dilutive shares (1)	19,726,261	9,925,745

(1) In addition, $20,000 of convertible debt is convertible into common stock at a 10% discount to the price used for the sale of the of the Company’s common stock in a future private placement offering.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2017 and 2016 was $151,749 and $57,987, respectively.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 — Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 was revised in July 2015 to be effective for interim periods beginning on or after December 15, 2017 and should be applied on a transitional basis either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In 2016, FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). These new standards became effective for us on January 1, 2018 and will be adopted using the modified retrospective method through a cumulative-effect adjustment, if any, directly to retained earnings as of that date. The Company has performed a review of these new standards as compared to our current accounting policies for its product and services revenues. As of December 31, 2017, the Company has not identified any accounting changes that would materially impact the amount of reported revenues with respect to its product and services revenues.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

New Accounting Pronouncements, continued

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact that the provisions of ASU 2016-02 will have on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments were effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification in the statement of cash flows. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements or disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” which provides guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in practice. The ASU is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The adoption of ASU 2016-15 is not expected to have a material effect on the Company’s consolidated financial statements and related disclosures.

On February 22, 2017, the FASB issued ASU 2017-05, ‘Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20)”, which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in substance real estate. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted. The Company does not expect the impact that the provisions of ASU 2017-05 to have a material impact on the Company’s consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the provisions of ASU 2017-09 to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Results of Discontinued Operations

Summarized operating results of discontinued operations are presented in the following table:

	For the Years Ended
	December 31,
	2017	2016
Revenues	$-	$12,192
Gross profit	$-	$12,192
Operating expenses	$(105,772)	$(2,254,551)
Interest income, net	$21	$81
Loss from discontinued operations	$(105,751)	$(2,242,278)

Revenues from discontinued operations includes non-cash warrant revenues from affiliates of $0 and $22,972, as well as unrealized losses on affiliate warrants of $0 and $92,824 for the years ended December 31, 2017 and 2016, respectively.

Operating expenses from discontinued operations includes non-cash warrant and stock compensation totaling, in the aggregate, $3,763 and $284,092 for the years ended December 31, 2017 and 2016, respectively.

Summarized assets and liabilities of discontinued operations are presented in the following table:

	December 31,
	2017	2016
Prepaid expenses and other current assets	$-	$52,734
Total current assets of discontinued operations	$-	$52,734

Accounts payable and accrued expenses	$-	$44,104
Total current liabilities of discontinued operations	$-	$44,104

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	INVENTORY

Inventory at December 31, 2017 and 2016 is comprised of the following:

	December 31,
	2017	2016
Vineyard in process	$349,458	$239,978
Wine in process	865,762	741,158
Finished wine	63,964	128,461
Other	109,482	76,592
Total	$1,388,666	$1,186,189

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2017	2016
Buildings	$2,793,972	$2,911,847
Real estate development	1,057,002	930,671
Land	881,035	386,794
Furniture and fixtures	448,431	441,944
Vineyards	308,204	358,868
Machinery and equipment	617,907	563,703
Leasehold improvements	164,375	164,375
Computer hardware and software	161,788	75,105
	6,432,714	5,833,307
Less: Accumulated depreciation and amortization	(1,899,825)	(1,861,574)
Property and equipment, net	$4,532,890	$3,971,733

Real estate development costs in the aggregate of $151,906, incurred in connection with twelve real estate lots that were completed during the period were transferred from property and equipment and are held for sale at December 31, 2017 and are included in real estate lots held for sale on the accompanying consolidated balance sheets.

Depreciation and amortization of property and equipment was $286,695 and $168,236 for the years ended December 31, 2017 and 2016, respectively, of which $193,065 and $64,853 was recorded as expense in the accompanying statement of operations, and $93,630 and $103,383 was capitalized to inventory, respectively. Most of our property and equipment is located in Argentina and gross asset costs and accumulated depreciation reported in US dollars are impacted by the devaluation of the Argentine peso relative to the U.S. dollar.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.	PREPAID FOREIGN TAXES

Prepaid foreign taxes, net, of $342,312 and $337,917 at December 31, 2017 and 2016, respectively, consists primarily of prepaid value added tax (“VAT”) credits. VAT credits are recovered through VAT collections on subsequent sales of products by the Company. Prepaid VAT tax credits do not expire.

In assessing the realization of the prepaid foreign taxes, management considers whether it is more likely than not that some portion or all of the prepaid foreign taxes will not be realized. Management considers the historical and projected revenues, expenses and capital expenditures in making this assessment. Based on this assessment, management has recorded a valuation allowance related to prepaid foreign taxes of $392,593 and $421,656 as of December 31, 2017 and 2016, respectively.

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

Investments – Related Parties at Fair Value:

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Warrants - Affiliates	$-	$-	$26,401	$26,401

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Warrants - Affiliates	$-	$-	$42,688	$42,688

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

Investments – Related Parties at Fair Value, continued

A reconciliation of Level 3 assets is as follows:

Warrants
Balance - December 31, 2015	$127,202
Received	27,703
Allocated to employees as compensation	(19,392)
Unrealized loss	(92,825)
Balance - December 31, 2016	42,688
Unrealized loss	(16,287)
Balance - December 31, 2017	$26,401

Accumulated unrealized loss related to investments at fair value at December 31, 2017	$(40,447)

It had been the Company’s policy to distribute part or all of the warrants CAP earned, through serving as placement agent on various private placement offerings for a related but independent entity under common management, to registered representatives or other employees who provided investment banking services. The Company recorded $19,392 of compensation expense (fair value) related to these distributed warrants for the year ended December 31, 2016. There was no compensation expense recorded related to distributed warrants for the year ended December 31, 2017. Warrants retained by the Company are marked-to-market at each reporting date using the Black-Scholes option pricing model. Unrealized losses on affiliate warrants of $16,287 were recorded during the year ended December 31, 2017 and $92,825 for the year ended December 31, 2016 are included in revenues on the accompanying consolidated statements of operations.

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

The Company’s short term financial instruments include cash, accounts receivable, advances and loans to employees, accounts payable, accrued expenses, other liabilities, loans payable and debt obligations. The carrying value of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.	ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	December 31,
	2017	2016
Accrued compensation and payroll taxes	$463,604	$1,030,015
Accrued taxes payable	63,550	79,926
Accrued interest	255,481	270,761
Other accrued expenses	217,886	311,041
Accrued expenses, current	1,000,521	1,691,743
Accrued payroll tax obligations, non-current	247,515	344,127
Total accrued expenses	$1,248,036	$2,035,870

During May 2015, the Company entered into a payment plan, under which it agreed to pay its Argentine payroll tax obligations over a period of 36 months. The current portion of payments due under the plan is $138,052 and $226,078 as of December 31, 2017 and 2016, respectively, which is included in accrued compensation and payroll taxes above. The non-current portion of accrued expenses represents payments under the plan that are scheduled to be paid after twelve months. The Company incurred interest expenses of $113,679 related to this payment plan.

10.	DEFERRED REVENUES

Deferred revenues are comprised of the following:

	December 31,
	2017	2016
Real estate lot sales deposits	$1,685,725	$1,652,180
Other	46,939	232,426
Total	$1,732,664	$1,884,606

The Company accepts deposits in conjunction with agreements to sell real estate building lots at Algodon Wine Estates in the Mendoza wine region of Argentina. These lot sale deposits are generally denominated in U.S. dollars. As of December 31, 2017, and 2016, the Company had executed agreements to sell real estate building lots for aggregate proceeds of $3,667,423 and $3,541,512, respectively. To date, twenty-five lots have been sold. The Company expects to close on the sale of these lots and record the deeds during 2018. During the first quarter of 2018, the Company closed on the sale of certain of its Phase 1 lots and recorded revenue of $870,000.

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

On November 7, 2016, the Company received a bank loan in the amount of $33,300 (ARS $500,000). The loan had no stated maturity date and bore interest at 10% per month, and interest payments are due monthly. The loan was paid in full on March 13, 2017. The Company paid interest of $7,978 (ARS $125,000) and $6,470 (ARS $100,000) for the years ended December 31, 2017 and 2016, respectively, related to this loan.

On March 31, 2017, the Company received a bank loan in the amount of $519,156 (ARS $8,000,000). The loan bears interest at 24.18% per annum and is due on March 1, 2021. Principal and interest will be paid in forty-two monthly installments beginning on October 1, 2017 and ending on March 1, 2021. The loan is secured by the Algodon Mansion and does not contain any covenants. The principal balance on the bank loan is $398,306 at December 31, 2017. The Company incurred interest expense of $100,115 on this loan during the year ended December 31, 2017.

On August 19, 2017, the Company purchased 845 hectares of land adjacent to its existing property at AWE. The Company paid $100,000 at the date of purchase and executed a note payable in the amount of $600,000 with a stated interest rate of 0% and with quarterly payments of $50,000 beginning on December 18, 2017 and ending August 18, 2021. At the date of purchase, the Company took possession of the property, with full use and access, and will receive the deed to the property after $400,000 of the purchase price has been paid. The Company imputed interest on the note at 7% per annum and recorded a discounted note balance of $517,390 on August 19, 2017. Amortization of the note discount in the amount of $12,217 for the year ended December 31, 2017 is recorded as interest expense on the accompanying consolidated statements of operations. The balance on the note was $479,607, net of debt discount of $70,393 on December 31, 2017, of which $118,886 (net of discount of $31,114) is included in loans payable, net, current and $360,721 (net of discount of $39,279) is included in loans payable, net, non-current in the accompanying consolidated balance sheets.

Future minimum principal payments under the loans payable are as follows:

Total
Years ending December 31,	Payment
2018	$285,445
2019	272,934
2020	272,934
2021	130,734
2022	-
$962,047

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12.	DEBT OBLIGATIONS

8% Notes

During an offering that ended on September 30, 2010, IPG issued convertible notes with an interest rate of 8% and an amended maturity date of March 31, 2011 (the “Debt Obligations”). During the years ended December 31, 2017 and 2016, principal of $162,500 and $75,000, respectively, and accrued interest of $52,500 and $0, respectively, was repaid in cash. During the years ended December 31, 2017 and 2016 the Company accrued interest expense of $37,219 and $49,877, respectively, on the 8% Notes. As of December 31, 2017, and 2016, principal of $0 and $162,500, respectively, and accrued interest of $255,481 and $270,761, respectively, remained outstanding. The Company made interest payments of $52,500 during the year ended December 31, 2017. The principal balance at December 31, 2016 was no longer convertible, since the note was past its maturity date. Accrued interest at December 31, 2017 and 2016 is not convertible.

On December 31, 2017, the Company sold a convertible promissory note (the “Convertible Debt”) in the amount of $20,000 to an accredited investor. The note has a 90-day maturity, bears interest at 8% per annum and is convertible into the Company’s common stock at a 10% discount to the price used for the sale of the Company’s common stock in the Company’s next private placement offering This provision resulted in a contingent beneficial conversion feature which will be recognized when the private placement offering commences and the contingency is resolved.

12.5% Notes

During an offering that ended on October 31, 2011, AWLD issued convertible notes with an interest rate of 12.5% and an amended maturity date of August 29, 2012 (the “12.5% Notes”). On January 1, 2016, principal and interest of $50,000 and $25,433, respectively, related to the 12.5% Notes were exchanged for 37,700 shares of the Company’s common stock at $2.00 per share, in connection with a one-time offer that was not pursuant to the original terms of the note. An additional $9,180 of accrued interest related to the 12.5% Notes was derecognized during the first quarter of 2016. As of December 31, 2017 and 2016, there is no principal or interest outstanding related to the 12.5% Notes.

Between January 27, 2017 and February 27, 2017, the Company sold convertible promissory notes to accredited investors for total gross proceeds to the Company of $1,260,000. The notes had a 90-day maturity, paid 8% annual interest and were convertible into the Company’s Series B convertible preferred stock (the “Series B Preferred Stock”) at a conversion price of $10 per share, beginning fifteen days after being notified of the Series B Preferred Stock offering. On March 31, 2017, the $1,260,000 of principal plus $7,324 of accrued interest owed on the convertible promissory notes was converted into 126,739 shares of Series B Preferred Stock (See Note 16 - Stockholders’ (Deficiency) Equity).

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12.	DEBT OBLIGATIONS

12.5% Notes, continued

The Company’s debt obligations are summarized below:

	December 31,
	2017			2016
	Principal	Interest (1)	Total	Principal	Interest (1)	Total
Debt Obligations	$-	$255,481	$255,481	$162,500	$270,761	$433,261
Convertible Debt	20,000	-	$20,000	-	-	$-
	$20,000	$255,481	$275,481	$162,500	$270,761	$433,261

(1) Accrued interest is included as a component of accrued expenses on the consolidated balance sheets. (See Note 9 – Accrued Expenses)

13.	INCOME TAXES

The Company files tax returns in United States (“U.S.”) Federal, state and local jurisdictions, plus Argentina and the United Kingdom (“U.K.”).

United States and international components of income before income taxes were as follows:

	For the Years Ended
	December 31,
	2017	2016

United States	$(5,654,598)	$(8,624,371)
International	(2,257,914)	(1,417,770)
Loss before income taxes	$(7,912,512)	$(10,042,141)

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.	INCOME TAXES, continued

The income tax provision (benefit) consisted of the following:

	For the Years Ended
	December 31,
	2017	2016
Federal
Current	$-	$-
Deferred	5,378,411	(2,668,413)

State and local
Current	-	-
Deferred	(2,099,305)	(824,069)

Foreign
Current	-	-
Deferred	19,576	403

	3,298,682	(3,492,079)
Change in valuation allowance	(3,298,682)	3,492,079
Income tax provision (benefit)	$-	$-

For the years ended December 31, 2017 and December 31, 2016, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For the Years Ended
	December 31,
	2017	2016
U.S. federal statutory rate	(34.0%)	(34.0%)
State taxes, net of federal benefit	(11.0%)	(8.2%)
Permanent differences	1.8%	4.5%
Write-off of deferred tax asset	1.6%	4.6%
Change in tax rates	86.0%	(2.3%)
Prior period adjustments	(3.0%)	0.4%
Other	0.3%	0.2%
Change in valuation allowance	(41.7%)	34.8%

Income tax provision (benefit)	0.0%	0.0%

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.	INCOME TAXES, continued

As of December 31, 2017 and December 31, 2016, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	For the Years Ended
	December 31,
	2017	2016
Net operating loss	$19,315,973	$21,887,309
Stock based compensation	1,381,566	1,845,969
Argentine tax credits	439,541	455,032
Accruals and other	5,708	263,122
Receivable allowances	428,814	429,084
Total deferred tax assets	21,571,601	24,880,516
Valuation allowance	(21,562,624)	(24,861,306)
Deferred tax assets, net of valuation allowance	8,976	19,210
Excess of book over tax basis of warrants	(8,976)	(19,210)
Net deferred tax assets	$-	$-

As of December 31, 2017, the Company had approximately $56,552,000, $62,687,000 and $42,040,000 of gross U.S. federal, state and local net operating loss (“NOL”) carryovers which may be carried forward for 20 years and begin to expire in 2019. These NOL carryovers are subject to annual limitations under Section 382 of the U.S. Internal Revenue Code when there is a greater than 50% ownership change, as determined under the regulations. Based on our analysis, there was a change of control on or about June 30, 2012 and we have determined that, due to the annual limitations under Section 382, approximately $6,315,000 of NOLs will expire unused and are not included in available NOLs stated above. Therefore, we have reduced the related deferred tax asset for U.S. NOL carryovers by approximately $2,810,000 from June 30, 2012 forward. The Company’s U.S. NOL’s generated through the date of the ownership change on June 30, 2012 are subject to an annual limitation of approximately $1,004,000. To date, no additional annual limitations have been triggered, but the Company remains subject to the possibility that a future greater than 50% ownership change could trigger additional annual limitation on the usage of NOLs.

As of December 31, 2017, the Company had approximately $442,000 of gross U.K. NOL carryovers which do not expire. Finally, as of December 31, 2017, the Company had approximately $440,000 of Argentine tax credits which may be carried forward 10 years and begin to expire in 2018.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized. The valuation allowance for the year ended December 31, 2017 decreased by approximately $3,299,000 and for the year ended December 31, 2016 increased by approximately $3,492,000.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.	INCOME TAXES, continued

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2017 and 2016. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company has U.S. tax returns subject to examination by tax authorities beginning with those filed for the year ended December 31, 2014 (or the year ended December 31, 1999 if the Company were to utilize its NOLs). No tax audits were commenced or were in process during the years ended December 31, 2017 and 2016. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017 making significant changes to the Internal Revenue Code. Changes include but are not limited to (a) the reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017; (b) the transition of U.S. international tax taxation from a worldwide tax system to a territorial system; and (c) a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The latter two changes aren’t expected to impact the Company as its Argentine and U.K entities generated cumulative losses. The change in tax law required the Company to remeasure existing net deferred tax assets using the lower rate in the period of enactment resulting in an income tax expense of approximately $6.8 million which is fully offset by the corresponding tax benefit of $6.8 million from the reduction in the valuation allowance in the year ended December 31, 2017. There were no specific impacts of Tax Reform that could not be reasonably estimated which the Company accounted for under the prior tax law. However, further analysis of the estimates and guidance on the application of the law, could result in additional revisions during the allowable one-year measurement period, as outlined in Staff Accounting Bulletin No. 118.

14.	RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties of $851,016 and $648,951 at December 31, 2017 and 2016, respectively, represents the net realizable value of advances made to related, but independent, entities under common management, of which $451,201 and $579,346 represents amounts owed to the Company in connection with expense sharing agreements as described below.

See Note 8 – Investments and Fair Value of Financial Instruments, for a discussion of the Company’s investment in warrants of a related, but independent, entity.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14.	RELATED PARTY TRANSACTIONS, continued

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related, but independent, entity under common management, of which AWLD’s Chief Executive Officer (“CEO”) is Chairman and Chief Executive Officer, and AWLD’s Chief Financial Officer (“CFO”) is Chief Financial Officer, to share expenses such as office space, support staff and other operating expenses. The agreement was amended on January 1, 2017 to update for the current use of personnel, office space, professional services. During the years ended December 31, 2017 and 2016, the Company recorded a contra-expense of $342,299 and $124,428, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement. The entity owed $724,591 and $363,389, respectively, as of December 31, 2017 and 2016, under such and similar prior agreements. The amount owed to the Company will be repaid in installments through October 1, 2018, pursuant to a repayment schedule agreed upon by the Company and the related entity on March 24, 2017. Through March 10, 2018, the related entity has repaid approximately $136,000 of the amount that was owed to the Company at December 31, 2017.

The Company has an expense sharing agreement with a different related entity to share expenses such as office space and other clerical services. The owners of more than 5% of that entity include (i) AWLD’s chairman, and (ii) a more than 5% owner of AWLD. During each of the years ended December 31, 2017 and 2016, the Company was entitled to receive $10,640 in reimbursement of general and administrative expenses as a result of the agreement. The entity owed $396,116 and $396,067 to the Company under the expense sharing agreement as of December 31, 2017 and 2016, respectively, of which $396,000 and $387,000, respectively, is deemed unrecoverable and reserved.

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

A participant is always fully vested in their account, including the Company’s contribution. For the years ended December 31, 2017 and 2016, the Company recorded a charge associated with its contribution of $81,386 and $73,869, respectively. This charge has been included as a component of general and administrative expenses in the accompanying consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $1.09 and $2.50 per share during 2017 and 2016, respectively.)

16.	STOCKHOLDERS’ (DEFICIENCY) EQUITY

Amended and Restated Certification of Designation

On February 28, 2017, the Company filed an Amended and Restated Certificate of Designation with the Secretary of State of the state of Delaware, decreasing the number of shares of the Company’s preferred stock designated as Series A Convertible Preferred Stock to 10,097,330 shares.

Authorized Shares

The Company is authorized to issue up to 80,000,000 shares of common stock, $0.01 par value per share effective September 30, 2013. As of December 31, 2017 and 2016, there were 43,067,546 and 42,915,379 shares of common stock issued, and 43,063,135 and 42,910,968 shares outstanding, respectively.

The Company is authorized to issue up to 11,000,000 shares of preferred stock, $0.01 par value per share, of which 10,097,330 shares are designated as Series A convertible preferred stock, and 902,670 shares are designated as Series B convertible preferred stock. As of December 31, 2017, and 2016, there were 902,670 and 0 shares, respectively, of Series B preferred stock outstanding. There were no shares of Series A preferred stock outstanding at December 31, 2017 or 2016, and no additional shares of Series A preferred stock are available to be issued.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ (DEFICIENCY) EQUITY, continued

Equity Incentive Plans

The Company’s 2008 Equity Incentive Plan, as amended (the “2008 Plan”), was approved by the Company’s Board and stockholders on August 25, 2008. The 2008 Plan provides for grants for the purchase of up to an aggregate 9,000,000 shares, including incentive and non-qualified stock options, restricted and unrestricted stock, loans and grants, and performance awards. As of December 31, 2017, there are 2,060,735 shares available for issuance under the 2008 Plan.

On July 11, 2016, the Board of Directors adopted the 2016 Stock Option Plan (the “2016 Plan”), which was approved by the Company’s shareholders on September 28, 2017. Under the 2016 Plan, 1,224,308 shares of common stock of the Company are authorized for issuance, with an automatic annual increase on January 1 of each year equal to 2.5% of the total number of shares of common stock outstanding on such date, on a fully diluted basis. During the year ended December 31, 2017 and 2016, options for the exercise of 1,395,000 and 900,000 shares have been granted under the 2016 plan, and as of December 31, 2017, there are 2,082 shares available for issuance under the 2016 Plan. On January 1, 2018, the number of shares available under the plan was automatically increased by 1,076,689 shares for a total of 1,078,771 shares available.

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

The Series B shares were offered for sale to accredited investors pursuant to a private placement memorandum dated March 1, 2017. The offering ended on December 4, 2017. During the year ended December 31, 2017, the Company sold 775,931 shares of Series B at $10.00 per share for gross proceeds of $7,759,500 and issued 126,739 shares of Series B in connection with the conversion of certain convertible promissory notes (see Note 12 – Debt Obligations).

The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value (equal to face value of $10 per share), as defined, payable when, as and if declared by the Board of Directors. Cumulative dividends earned by the Series B stockholders were $345,079 during the year ended December 31, 2017. On July 12, 2017, the Board declared a $60,515 dividend on the Series B preferred stock. Cumulative unpaid dividends in arrears related to the Series B totaled $284,564 as of December 31, 2017.

Each share of Series B stock is entitled the number of votes determined by dividing $10 by the fair market value of the Company’s common stock on the date that the Series B shares were issued, up to a maximum of ten votes per share of Series B stock.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ (DEFICIENCY) EQUITY, continued

Series B Preferred Stock, continued

Each Series B share is convertible at the option of the holder into 10 shares of the Company’s common stock and is automatically converted into common stock upon the uplisting of the Company’s common stock to a national securities exchange. On the second anniversary of the December 4, 2017 termination of the Series B offering, if the Series B has not previously automatically converted to common stock upon the uplisting of the Company’s common stock to a national exchange, the Company will redeem all then-outstanding Series B shares at a price equal to the liquidation value of $10 per share, plus all unpaid accrued and accumulated dividends. As a result of this redemption feature and the fact that the Series B shares contain a substantive conversion option, the Series B shares are classified as temporary equity.

Common Stock

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

On January 7, 2017, the Company issued 25,000 shares of common stock at $2.00 per share for gross cash proceeds of $50,000 and paid $5,000 of placement agent fees and issued warrants to purchase 2,500 shares of common stock at an exercise price of $2.00 per share related to this transaction.

On or about January 17, 2017, at the request of the investor, the Company cancelled 2,500 shares of its common stock previously issued to one accredited investor and refunded the investor the full purchase price of the securities, which was $5,000. Warrants to purchase 250 shares of common stock and commissions in the amount of $500 were returned by DPEC Capital, Inc. to the Company.

On March 31, 2017, the Company issued 67,770 shares of common stock at $1.09 per share to settle its 2016 obligation, (an aggregate of $73,868) representing the Company’s 401(k) matching contributions) to the Company’s 401(k) profit-sharing plan.

On July 1, 2017, the Company issued 62,270 shares of its common stock valued in the aggregate at $124,539 to refund a real estate lot sale deposit in the amount of $82,500, which had been recorded as deferred revenue, and recorded $42,039 of interest expense related to this transaction.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ (DEFICIENCY) EQUITY, continued

Restricted Stock Awards

On January 11, 2016, the Company issued 350,000 shares of restricted stock with a grant date value of $875,000 to Maxim Group, LLC (“Maxim”), in connection with entering into an agreement with Maxim for general financial advisory and investment banking services see Note 17 – Commitments and Contingencies, Consulting Agreements). The shares vested 11.11% in connection with the execution of the agreement, and vest 11.11% monthly thereafter. The shares are marked to market when they vest, and unvested shares are marked to market at each reporting period, with the current fair value expensed over the vesting period. During the year ended December 31, 2016, the Company recognized $797,222 of stock-based compensation expense related to the vesting of this award, which is included in general and administrative expenses in the accompanying consolidated statement of operations. The shares are fully vested and there is no unrecognized stock-based compensation expense related to these shares as of December 31, 2016. On or about October 28, 2016, the Company terminated its agreement with Maxim.

Accumulated Other Comprehensive Loss

For the years ended December 31, 2017 and 2016, the Company recorded $336,568 and $867,968, respectively, of foreign currency translation adjustments as accumulated other comprehensive loss.

Warrants

During 2016, in connection with the sale of its common stock, the Company issued five-year warrants to CAP, who acted as placement agent, for the purchase of 194,694 shares of the Company’s common stock at $2.00 per share and 172,307 shares of the Company’s common stock at $2.50 per share. CAP, in turn, awarded such warrants to its registered representatives and recorded $262,113 of stock-based compensation expense for the year ended December 31, 2016, which is recorded within discontinued operations in the accompanying statements of operations (see Note 4 – Discontinued Operations).

On January 7, 2017, in connection with the sale of its equity securities, the Company issued five-year warrants to its subsidiary, DPEC Capital who acted as placement agent, for the purchase of 2,500 shares of its common stock at $2.00 per share. On January 17, 2017, due to the refund to an investor, warrants to purchase 250 shares of common stock and commissions in the amount of $500 were returned by DPEC Capital, Inc. to the Company. CAP, in turn, awarded such warrants to its registered representatives and recorded $1,105 of stock-based compensation for the year ended December 31, 2017, within discontinued operations in the accompanying statement of operations (see Note 4 – Discontinued Operations).

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ (DEFICIENCY) EQUITY, continued

Warrants, continued

Pursuant to the Company’s Investor Relations Consulting Agreement (see Note 17 – Commitments and Contingencies – Consulting Agreements), the Company granted five-year warrants for the purchase of 75,000 shares of the Company’s common stock to MZHCI LLC (“MZHCI”) on April 18, 2016 and granted five-year warrants for the purchase of an additional 75,000 shares of the Company’s common stock on October 18, 2016 (collectively, the “IR Warrants”). The warrants, as granted, had an exercise price of $2.50 per share, and vested three months from the date of grant. As of the effective date of the agreement, the IR Warrants had an aggregate value of $103,500, and the unvested warrants are subject to mark to market adjustments at each reporting and vest date, and which is amortized through the vesting period for each respective grant. During the years ended December 31, 2017 and 2016, the Company recorded $137 and $73,393 of stock-based compensation related to the amortization of the IR Warrants, which is recorded within general and administrative expense in the consolidated statement of operations. On October 8, 2016, the IR Warrants were amended such that the exercise price was adjusted from $2.50 per share to $2.00 per share. The Company recorded warrant modification expense of $21,001 related to the modification of the IR Warrants.

Warrants granted during 2017 and 2016 had a weighted average grant date value of $0.52 and $0.80, respectively, and were valued using the Black-Scholes pricing model, with the following assumptions:

	For the Years Ended
	December 31,
	2017	2016
Risk free interest rate	1.92%	1.01 - 1.93%
Expected term (years)	5.00	5.00
Expected volatility	44.0%	44.0% - 46.0%
Expected dividends	0.0%	0.0%
Forfeiture rate	5.0%	5.0%

The expected term of warrants represents the contractual term of the warrant. Given that the Company’s shares were not publicly traded through September 23, 2016, the Company developed an expected volatility based on a review of the historical volatilities, over a period of time equivalent to the contractual term of the warrant, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the contractual term of the warrants.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ (DEFICIENCY) EQUITY, continued

Warrants, continued

A summary of warrants activity during the years ended December 31, 2017 and 2016 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2015	1,382,186	2.10
Issued	519,294	2.17
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2016	1,901,480	2.20
Issued	2,250	2.00
Exercised	-	-
Cancelled	(438,434)	2.30
Outstanding, December 31, 2017	1,465,296	$2.17	2.4	$-

Exercisable, December 31, 2017	1,465,296	$2.17	2.4	$-

A summary of outstanding and exercisable warrants as of December 31, 2017 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$2.00	Common Stock	741,879	3.0	741,879
$2.30	Common Stock	535,110	1.1	535,110
$2.50	Common Stock	188,307	3.2	188,307
	Total	1,465,296		1,465,296

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

16.	STOCKHOLDERS’ (DEFICIENCY) EQUITY, continued

Stock Options

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

On November 17, 2017, the Company granted five-year options for the purchase of 1,395,000 shares of the Company’s common stock under the 2016 Plan, of which options for the purchase of an aggregate of 940,000 shares of common stock were granted to certain employees of the Company, options for the purchase of an aggregate of 100,000 shares of common stock were granted to two members of the Board of Directors, and options for the purchase 355,000 shares of common stock were granted to Company consultants. The options had an exercise price of $1.10 per share and vest 25% at the first anniversary of date of grant, with the remaining shares vesting ratably on a quarterly basis over the following three years. The options had an aggregate grant date fair value of $452,120, of which options granted to employees and members of the Board of Directors had a grant date fair value of $337,064, which will be recognized ratably over the vesting period, and options granted to consultants had an aggregate grant date fair value of $115,056, which will be re-measured on financial reporting dates and vesting dates until the service period is complete.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2017	2016
Risk free interest rate	2.06%	0.84% - 1.267%
Expected term (years)	3.5 - 4.5	3.25 - 3.5
Expected volatility	42.30%	44.0% - 46.1%
Expected dividends	0.00%	0.0%

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY, continued

Stock Options, continued

Until September 23, 2016, there was no public trading market for the shares of AWLD common stock underlying the Company’s 2001 Plan and 2008 Plan and 2016 Plan. Accordingly, the fair value of the AWLD common stock was estimated by management based on observations of the cash sales prices of AWLD equity securities. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted to consultants represents the contractual term, whereas the expected term of options granted to employees and directors was estimated based upon the “simplified” method for “plain-vanilla” options. Given that the Company’s shares were not publicly traded, the Company developed an expected volatility based on a review of the historical volatilities, over a period of time equivalent to the expected term of the options, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options. The Company estimated forfeitures related to options at an annual rate of 5% for options outstanding at December 31, 2017. There were 1,395,000 and 900,000 stock options granted during the years ended December 31, 2017 and 2016, respectively.

The weighted average grant date fair value per share of options granted during the years ended December 31, 2017 and 2016 was $0.32 and $0.60, respectively.

During the years ended December 31, 2017 and 2016, the Company recorded stock-based compensation expense of $622,665 and $795,550, respectively, related to stock option grants, which is reflected as general and administrative expenses (classified in the same manner as the grantees’ wage compensation) in the consolidated statements of operations. As of December 31, 2017, there was $1,436,888 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.8 years, of which $149,829 of unrecognized expense is subject to non-employee mark-to-market adjustments.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	STOCKHOLDERS’ EQUITY, continued

Stock Options, continued

A summary of options activity during the years ended December 31, 2017 and 2016 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, December 31, 2015	8,939,436	2.70
Granted	900,000	-
Exercised	-	-
Expired	(1,771,421)	3.85
Forfeited	(43,750)	3.85
Outstanding, December 31, 2016	8,024,265	2.39
Granted	1,395,000	1.10
Exercised	-	-
Expired	(75,000)	3.85
Forfeited	(110,000)	2.39
Outstanding, December 31, 2017	9,234,265	$2.18	2.2	$-

Exercisable, December 31, 2017	6,233,960	$2.40	1.5	$-

The following table presents information related to stock options as of December 31, 2017:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options
$1.10	1,395,000	N/A	-
$2.20	3,031,890	2.8	1,849,116
$2.48	4,772,375	1.0	4,353,594
$3.30	10,000	2.4	6,250
$3.50	25,000	1.0	25,000
	9,234,265	1.5	6,233,960

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

17.	COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is involved in litigation and arbitrations from time to time in the ordinary course of business. The Company does not believe that the outcome of any such pending or threatened litigation will have a material adverse effect on its financial condition or results of operations. However, as is inherent in legal proceedings, there is a risk that an unpredictable decision adverse to the Company could be reached. Notwithstanding the above, in connection with the routine audit of DPEC capital commenced in November 2016, the Company has promptly responded to requests from the SEC regarding the reported unregistered sales of the Company’s securities. The SEC audit was completed on March 30, 2017 with no finding of deficiencies in the course of the SEC’s examination. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

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

Consulting Agreements

On or about January 11, 2016, the Company entered into an agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company. Pursuant to the terms of this agreement, Maxim received a monthly cash fee of $7,500 for the duration of the agreement, which could be terminated by either party at any time after nine months, or upon 30 days prior written notice to the other party. In connection with the agreement, the Company issued 350,000 shares of restricted common stock valued at $2.50 per share to Maxim (see Note 16 – Stockholders’ (Deficiency) Equity). On or about October 28, 2016, the Company terminated its agreement with Maxim.

The Company entered into an Investor Relations Consulting Agreement effective April 8, 2016 (the “IR Agreement”) with MZHCI to provide consulting services with respect to financial markets and exchanges, competitors, business acquisitions and other related matters in exchange for consideration of $6,500 of cash per month plus five-year warrants for the purchase of up to 150,000 shares of the Company’s common stock at an exercise price of $2.50 per share (see Note 16 – Stockholders’ (Deficiency) Equity – Warrants).

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

17.	COMMITMENTS AND CONTINGENCIES, continued

Importer Agreement

The Company entered into an agreement (the “Importer Agreement”) with an importer (the “Importer”) effective June 1, 2016, pursuant to which the Company has engaged the Importer as its sole and exclusive importer, distributor and marketing agent of wine in the United States for certain minimum sales quantities at prices mutually agreed upon by the Company and the Importer. The Importer Agreement terminates on December 31, 2020 and is automatically renewable for an indefinite number of successive three-year terms. Unless terminated by the Company or the Importer for cause, as defined in the Importer Agreement.

Lease Commitments

The Company leases office space in New York City under an operating lease (as amended) which expires on August 31, 2020. Rent expense for this property was $192,237 and $189,928 for the years ended December 31, 2017 and 2016, respectively, net of expense allocation to affiliates (see Note 14 – Related Party Transactions – Expense Sharing).

Future minimum payments on these operating leases are as follows:

For the Years Ending
December 31,	Amount

2018	$233,375
2019	240,376
2020	163,424
Total	$637,175

Reverse Stock Split

On December 12, 2017, the Company’s Board of Directors approved a five-for-one reverse stock split, to be effective upon the Company’s uplisting to a national stock exchange.

18.	SUBSEQUENT EVENTS

Management has evaluated all subsequent events to determine if events or transactions occurring through the date that the consolidated financial statements were issued, require adjustment to or disclosure in the consolidated financial statements.

Foreign Currency Exchange Rates

The Argentine Peso to United States Dollar exchange rate was 20.16, 18.5930 and 15.9681 at March 27, 2018, December 31, 2017 and December 31, 2016, respectively.

