Form 10-Q
period 2018-03-31
Algodon Wines & Luxury Development Group, Inc.
filed 2018-05-15
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

As of May 14, 2018, there were 43,179,419 shares of common stock outstanding.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current Assets
Cash	$320,568	$358,303
Accounts receivable, net of allowance for doubtful accounts of $3,163 and $3,421 at March 31, 2018 and December 31, 2017, respectively	231,142	188,067
Accounts receivable - related parties, net of allowance for doubtful accounts of $514,087 at each of March 31, 2018 and December 31, 2017	409,290	851,016
Advances and loans to employees	268,757	284,496
Inventory	1,433,712	1,388,666
Real estate lots held for sale	53,267	151,906
Prepaid expenses and other current assets	140,917	159,465
Total Current Assets	2,857,653	3,381,919
Property and equipment, net	4,455,735	4,532,890
Prepaid foreign taxes, net of reserve of $364,719 and $392,593 at March 31, 2018 and December 31, 2017, respectively	390,458	342,312
Investment - related parties	24,773	26,401
Deposits	61,284	61,284
Total Assets	$7,789,903	$8,344,806

Liabilities, Temporary Equity and Stockholders’ Deficiency
Current Liabilities
Accounts payable	$506,199	$415,318
Accrued expenses, current portion	966,295	1,000,521
Deferred revenue	897,379	1,732,664
Loans payable, current portion, net of debt discount	351,610	256,724
Convertible debt obligations	1,239,704	20,000
Current portion of other liabilities	18,629	19,156
Total Current Liabilities	3,979,816	3,444,383
Accrued expenses, non-current portion	221,720	247,515
Other liabilities, non-current portion	9,996	11,474
Loans payable, non-current portion, net of debt discount	1,017,971	634,930
Total Liabilities	5,229,503	4,338,302

Commitments and Contingencies	-	-

Series B convertible redeemable preferred stock, par value $0.01 per share, 902,670 shares authorized, 902,670 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively. Liquidation preference of $9,465,054 at March 31, 2018	9,026,824	9,026,824

Stockholders’ Deficiency
Preferred stock, 11,000,000 shares authorized: Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; no shares are available for issuance.	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 43,183,830 and 43,067,546 shares issued and 43,179,419 and 43,063,135 shares outstanding as of March 31, 2018 and December 31, 2017, respectively.	431,837	430,674
Additional paid-in capital	81,166,423	80,902,967
Accumulated other comprehensive loss	(11,081,419)	(10,795,810)
Accumulated deficit	(76,969,195)	(75,544,081)
Treasury stock, at cost, 4,411 shares at March 31, 2018 and December 31, 2017	(14,070)	(14,070)
Total Stockholders’ Deficiency	(6,466,424)	(5,020,320)
Total Liabilities, Temporary Equity and Stockholders’ Deficiency	$7,789,903	$8,344,806

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2018	2017

Sales	$1,277,923	$618,537
Cost of sales	(575,962)	(484,683)
Gross profit	701,961	133,854
Operating Expenses
Selling and marketing	97,902	151,040
General and administrative	1,952,275	1,782,885
Depreciation and amortization	6,739	21,615
Total operating expenses	2,056,916	1,955,540
Loss from Operations	(1,354,955)	(1,821,686)

Other Expense (Income)
Interest expense, net	70,159	81,856
Gain on sale of investment in subsidiary	-	(199,200)
Total other expense (income)	70,159	(117,344)

Loss from Continuing Operations	(1,425,114)	(1,704,342)
Loss from Discontinued Operations	-	(106,543)
Net Loss	$(1,425,114)	$(1,810,885)
Deemed dividend to Series B preferred stockholders	(155,791)	(3,053)
Net Loss Attributable to Common Stockholders	$(1,580,905)	$(1,813,938)

Net loss per basic and diluted common share:
Loss from continuing operations	$(0.04)	$(0.04)
Loss from discontinued operations	-	-
Net loss per common share	$(0.04)	$(0.04)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	43,086,927	42,935,629

See Notes to the Condensed Consolidated Financial Statements

2

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended
	March 31,
	2018	2017

Net Loss	$(1,425,114)	$(1,810,885)
Other Comprehensive Loss
Foreign currency translation adjustments	(285,609)	200,259
Total Comprehensive Loss	$(1,710,723)	$(1,610,626)

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

	Series B Convertible							Accumulated
	Redeemable						Additional	Other		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency
Balance - December 31, 2017	902,670	$9,026,824	43,067,546	$430,674	4,411	$(14,070)	$80,902,967	$(10,795,810)	$(75,544,081)	$(5,020,320)
Stock-based compensation:
Common stock issued under 401(k) profit sharing plan	-	-	116,284	1,163	-	-	80,236	-	-	81,399
Options and warrants	-	-	-	-	-	-	183,220	-	-	183,220
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,425,114)	(1,425,114)
Other comprehensive loss	-	-	-	-	-	-	-	(285,609)	-	(285,609)
Balance - March 31, 2018	902,670	$9,026,824	43,183,830	$431,837	4,411	$(14,070)	$81,166,423	$(11,081,419)	$(76,969,195)	$(6,466,424)

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(1,425,114)	$(1,810,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	20,446	18,017
Options and warrants	183,220	164,529
Net realized and unrealized investment losses	1,628	3,031
Depreciation and amortization	6,739	21,615
Amortization of debt discount	9,636	-
Provision for uncollectible assets	(27,874)	2,000
Prepaid compensation amortization	-	750
Gain on sale of investment in subsidiary	-	(199,200)
Decrease (increase) in assets:
Accounts receivable	604,905	(11,713)
Inventory	(26,706)	(26,475)
Prepaid expenses and other current assets	(42,932)	7,301
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	225,147	(125,780)
Deferred revenue	(720,454)	(104,776)
Other liabilities	(527)	1,172
Total Adjustments	233,228	(249,529)
Net Cash Used in Operating Activities	(1,191,886)	(2,060,414)
Cash Flows from Investing Activities
Purchase of property and equipment	(233,544)	(99,699)
Proceeds from sale of investment in subsidiary	-	199,200
Net Cash (Used in) Provided by Investing Activities	(233,544)	99,501
Cash Flows from Financing Activities
Proceeds from loans payable	525,000	517,243
Repayments of loans payable	(26,053)	(32,158)
Proceeds from convertible debt obligations	1,219,704	1,260,000
Repayments of debt obligations	-	(15,000)
Proceeds from sale of Series B Preferred stock	-	285,000
Proceeds from common stock offering, net of issuance costs	-	40,500
Net Cash Provided by Financing Activities	1,718,651	2,055,585
Effect of Exchange Rate Changes on Cash	(330,956)	86,226
Net (Decrease) Increase in Cash	(37,735)	180,898
Cash - Beginning of Period	358,303	131,190
Cash - End of Period	$320,568	$312,088

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the three months ended
	March 31,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$45,786	$42,897
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Accrued stock based compensation converted to equity	$81,399	$73,868
Exchange of 8% notes for Series B preferred stock	$-	$1,267,324

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses from continuing operations of $1,425,114 and $1,704,342 during the three months ended March 31, 2018 and 2017, respectively. The Company has an accumulated deficit of $76,969,195 at March 31, 2018. Cash used in operating activities was $1,191,886 and $2,060,414 during the three months ended March 31, 2018 and 2017, respectively. Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to continue to pursue its business objectives. The Company funded its operations during the three months ended March 31, 2018 and 2017 primarily through the proceeds from convertible debt obligations of $1,219,704 and $1,260,000, respectively, proceeds from loans payable of $525,000 and $517,243, respectively, proceeds from the sale of Series B Preferred stock of $0 and $285,000, respectively, and proceeds from the sale of common stock for net proceeds of $0 and $40,500, respectively. The Company repaid loans payable of $26,053 and $32,158 during the three months ended March 31, 2018 and 2017, respectively.

If the Company is not able to obtain additional sources of capital, it may not have sufficient funds to continue to operate the business for twelve months from the date these financial statements are issued. Historically, the Company has been successful in raising funds to support its capital needs. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. Further, there is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2018, and for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2018. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited consolidated financial statements.

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

Discontinued Operations

The Company accounted for its decision to close down its broker-dealer subsidiary as discontinued operations in accordance with the guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Accounting for Impairment or Disposal of Long-Lived Assets,” and ASC Topic 205, “Presentation of Financial Statements,” which require that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results shall be reported in the financial statements as discontinued operations. Accordingly, the results of operations for the broker dealer subsidiary during the periods presented are reclassified into separate line items in the statements of operations. There were no assets or liabilities of discontinued operations as of March 31, 2018 or December 31, 2017.

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound). Argentine assets and liabilities are translated into U.S. dollars using the exchange rate at the balance sheet date (20.109 and 18.593 for the Argentine peso and 0.7135 and 0.7400 for the British pound at March 31, 2018 and December 31, 2017, respectively), and revenue and expense accounts are translated using a weighted average exchange rate for the period then ended (19.6682 and 15.6680 for the Argentine peso and 0.7186 and 0.8076 for the British pound for the three months ended March 31, 2018 and 2017, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

There has been a steady devaluation of the Argentine peso relative to the United States dollar in recent years, primarily due to inflation. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. As of March 31, 2018, the Argentine economy has not been designated as highly-inflationary for accounting purposes. The Company is closely monitoring any developments in Argentina and is evaluating the potential impact on its consolidated financial statements if the Argentine economy is deemed to be highly inflationary.

Property and Equipment

Investments in property and equipment are recorded at cost. These assets are depreciated using the straight-line method over their estimated useful lives. Most of the Company’s assets are located in Argentina and are subject to variation as a result of foreign currency translation.

The Company capitalizes internal vineyard improvement costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Expenditures for repairs and maintenance are charged to operating expense as incurred. The cost of properties sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts at the time of disposal and resulting gains and losses are included as a component of operating income. Real estate development consists of costs incurred to ready the land for sale, including primarily costs of infrastructure as well as master plan development and associated professional fees. Such costs are allocated to individual lots proportionately based on square meters and those allocated costs will be derecognized upon the sale of individual lots. Given that they are not currently in service, capitalized real estate development costs are currently not being depreciated. Land is an inexhaustible asset and is not depreciated.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $106,455 and $146,952 at March 31, 2018 and December 31, 2017, respectively, of which $57,852 and $92,168, respectively, represents cash held in Argentine bank accounts.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 provides a single comprehensive model to use in accounting for revenue arising from contracts with customers, and gains and losses arising from transfers of non-financial assets including sales of property and equipment, real estate, and intangible assets. The Company adopted ASC Topic 606 for all applicable contracts using the modified retrospective method, requires a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC Topic 606 did not have a material impact on the Company’s consolidated financial statements as of the date of adoption, and therefore a cumulative-effect adjustment was not required.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition, continued

The Company earns revenues from the sale of real estate lot and sales of food and wine as well as hospitality, food & beverage, and other related services. The Company recognizes revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For The Three Months Ended
	March 31,
	2018	2017

Real estate sales	$799,854	$-
Hotel room and events	223,568	263,949
Restaurants	90,097	90,269
Winemaking	139,396	222,828
Golf, tennis and other	25,008	41,491
	$1,277,923	$618,537

Revenue from real estate lot sales is recorded when the lot is deeded and legal ownership of the lot is transferred to the customer. Revenue from the sale of food, wine and agricultural products is recorded when the customer obtains control of the goods purchased. Revenues from hospitality and other services are recognized as earned at the point in time that the related service is rendered and the performance obligation has been satisfied.

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. Deferred revenues associated with real estate lot sale deposits are recognized as revenues (along with any outstanding balance) when the lot sale closes and the deed is provided to the purchaser. Other deferred revenues primarily consist of deposits accepted by the Company in connection with agreements to sell barrels of wine, advance deposits received for grapes and other agricultural products, and hotel deposits. Wine barrel and agricultural product advance deposits are recognized as revenues (along with any outstanding balance) when the product is shipped to the purchaser. Hotel deposits are recognized as revenue upon occupancy of rooms, or the provision of services.

During the three months ended March 31, 2018 the Company recognized approximately $800,000 of revenues related to the sale of real estate lots which was included in deferred revenues as of December 31, 2017. For the three months ended March 31, 2018, the Company did not recognize any revenue related to performance obligations satisfied in previous periods. Contracts related to the sale of wine, agricultural products and hotel services have an original expected length of less than one year. The Company has elected not to disclose information about remaining performance obligations pertaining to contracts with an original expected length of one year or less, as permitted under the guidance.

As of March 31, 2018 and December 31, 2017, the Company had deferred revenue of $837,937 and $1,690,224, respectively, associated with real estate lot sale deposits, $12,875 and $0, respectively, related to advance deposits for wine barrel and agricultural products and had $46,567 and $42,440, respectively, of deferred revenue related to hotel deposits. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the condensed consolidated statements of operations.

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

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss per Common Share, continued

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2018	2017

Options	10,312,926	7,979,265
Warrants	1,389,179	1,903,730
Series B convertible preferred stock	9,026,700	1,552,000
Total potentially dilutive shares (1)	20,728,805	11,434,995

(1)	In addition, $1,239,704 of convertible debt is convertible into common stock at a 10% discount to the price used for the sale of the of the Company’s common stock in a future private placement offering.

New Accounting Pronouncements

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” which provides guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in practice. The ASU is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The adoption of ASU 2016-15 did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

New Accounting Pronouncements, continued

On February 22, 2017, the FASB issued ASU 2017-05, ‘Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20)”, which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in substance real estate. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. The adoption of the provisions of ASU 2017-05 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2017-09 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

The Company has implemented all new accounting standards that are in effect and may impact its condensed consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

4.	DISCONTINUED OPERATIONS

On November 29, 2016, the Company’s Board of Directors determined that it was in the Company’s best interest to close down its broker-dealer operations on December 31, 2016. On February 21, 2017, the Company’s request to FINRA for Broker-Dealer Withdrawal became effective.

Results of Discontinued Operations

There were no results of discontinued operations during the three months ended March 31, 2018. Results of discontinued operations during the three months ended March 31, 2017 are as follows.

	For The Three Months Ended
	March 31,
	2018	2017

Revenues	$-	$-
Gross profit	$-	$-
Operating expenses	$-	$(106,558)
Interest income (expense)	$-	$15
Loss from discontinued operations	$-	$(106,543)

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	INVENTORY

Inventory at March 31, 2018 and December 31, 2017 is comprised of the following:

	March 31,	December 31,
	2018	2017

Vineyard in process	$433,513	$349,458
Wine in process	832,821	865,762
Finished wine	38,529	63,964
Other	128,849	109,482
	$1,433,712	$1,388,666

6.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company holds certain affiliate warrants earned by the broker-dealer subsidiary prior to its discontinuation of operations, which are marked to market at each reporting date using the Black-Scholes option pricing model. The Company recorded unrealized losses on the affiliate warrants of $1,628 and $3,031 during the quarter ended March 31, 2018 and 2017, respectively, which are included in revenues on the accompanying condensed consolidated statements of operations

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or developed by the Company. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

Investments – Related Parties at Fair Value

As of March 31, 2018	Level 1	Level 2	Level 3	Total

Warrants- Affiliates	$-	$-	$24,773	$24,773

As of December 31, 2017	Level 1	Level 2	Level 3	Total

Warrants- Affiliates	$-	$-	$26,401	$26,401

A reconciliation of Level 3 assets is as follows:

Warrants

Balance - December 31, 2017	$26,401
Unrealized loss	(1,628)
Balance - March 31, 2018	$24,773

	March 31,	December 31,
	2018	2017

Accumulated unrealized (losses) gains related to investments at fair value	$(42,075)	$(40,447)

7.       ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	March 31, 2018	December 31, 2017

Accrued compensation and payroll taxes	$444,337	$463,604
Accrued taxes payable	40,279	63,550
Accrued interest	271,813	255,481
Other accrued expenses	209,866	217,886
Accrued expenses, current	966,295	1,000,521
Accrued payroll tax obligations, non-current	221,720	247,515
Total accrued expenses	$1,188,015	$1,248,036

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.       LOANS PAYABLE

 On March 31, 2017, the Company received a bank loan in the amount of $519,156 (ARS $8,000,000) (the “2017 Loan”). The 2017 Loan bears interest at 24.18% per annum and is due on March 1, 2021. Principal and interest will be paid in forty-two monthly installments beginning on October 1, 2017 and ending on March 1, 2021. The Company incurred interest expense of $26,508 on this loan during the three months ended March 31, 2018.

On August 19, 2017, the Company purchased 845 hectares of land adjacent to its existing property at AWE. The Company paid $100,000 at the date of purchase and executed a note payable in the amount of $600,000 (the “Land Loan”) with a stated interest rate of 0% and with quarterly payments of $50,000 beginning on December 18, 2017 and ending August 18, 2021. At the date of purchase, the Company took possession of the property, with full use and access, but will not receive the deed to the property until after $400,000 of the purchase price has been paid. The Company imputed interest on the note at 7% per annum and recorded a discounted note balance of $517,390 on August 19, 2017. Amortization of the note discount in the amount of $9,636 for the three months ended March 31, 2018 is recorded as interest expense on the accompanying condensed consolidated statements of operations. The balance on the note was $489,243, net of debt discount of $60,757 on March 31, 2018, of which $121,274 (net of discount of $28,726) is included in loans payable, net, current and $367,968 (net of discount of $32,032) is included in loans payable, net, non-current in the accompanying condensed consolidated balance sheets.

On January 25, 2018 the Company received a bank loan in the amount of $525,000 (the “2018 Loan”), denominated in U.S. dollars. The 2018 Loan bears interest at 6.75% per annum and is due on January 25, 2023. Principal and interest will be paid in 60 equal monthly installments of $10,311, beginning on February 23, 2018. The Company incurred interest expense of $5,769 on this loan during the three months ended March 31, 2018. As of March 31, 2018, accrued interest of $2,953 remained outstanding.

The Company’s loans payable are summarized below:

	March 31, 2018			December 31, 2017
	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount

2018 Loan	$517,602	$-	$517,602	$-	$-	$-
2017 Loan	362,737	-	$362,737	412,047	-	$412,047
Land Loan	550,000	(60,758)	$489,242	550,000	(70,393)	$479,607
Total Loans Payable	1,430,339	(60,758)	1,369,581	962,047	(70,393)	891,654
Less: current portion	380,336	(28,726)	351,610	287,838	(31,114)	256,724
Loans Payable, non-current	$1,050,003	$(32,032)	$1,017,971	$674,209	$(39,279)	$634,930

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.       CONVERTIBLE DEBT OBLIGATIONS

During an offering that ended on September 30, 2010, the Company issued convertible notes with an interest rate of 8% and an amended maturity date of March 31, 2011 (the “2010 Debt Obligations”). During the three months ended March 31, 2018 and 2017, the Company incurred interest expense of $9,153 and $8,849 on the 2010 Debt Obligations. As of December 31, 2017, the entire principal balance owed on the 2010 Debt Obligations has been repaid, however, accrued interest of $264,635 and $255,481 remained outstanding as of March 31, 2018, and December 31, 2017, respectively. Accrued interest on the 2010 Debt Obligations is not convertible.

On December 31, 2017, the Company sold a convertible promissory note in the amount of $20,000 to an accredited investor. From February 2, 2018 through March 22, 2018, the Company sold additional convertible promissory notes in the aggregate principal amount of $1,219,704 (together, the “Convertible Notes”). The Convertible Notes mature 90 days from the date of issuance, bear interest at 8% per annum and are convertible into the Company’s common stock at a 10% discount to the price used for the sale of the Company’s common stock in the Company’s next private placement offering. The terms of the conversion option resulted in a contingent beneficial conversion feature which will be recognized when the private placement offering commences and the contingency is resolved. The Company incurred interest expense of $4,225 on this loan during the three months ended March 31, 2018.

The Company’s debt obligations are summarized below:

	March 31, 2018			December 31, 2017
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

Debt Obligations	$-	$264,635	$264,635	$-	$255,481	$255,481
Convertible Debt	1,239,704	4,225	1,243,929	20,000	-	20,000
	$1,239,704	$268,860	$1,508,564	$20,000	$255,481	$275,481

[1]	Accrued interest is included as a component of accrued expenses on the accompanying condensed consolidated balance sheets.

10.       RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties of $409,290 and $851,016 at March 31, 2018 and December 31, 2017, respectively, represent the net realizable value of advances made to related, but independent, entities under common management, of which $184,000 and $724,591 respectively, represents amounts owed to the Company in connection with expense sharing agreements as described below.

Investments

See Note 6 – Investments and Fair Value of Financial Instruments, for information related to investments in related parties.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.       RELATED PARTY TRANSACTIONS, continued

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related entity, of which AWLD’s CEO is Chairman and Chief Executive Officer and AWLD’s CFO is an executive officer, to share expenses such as office space, support staff and other operating expenses. The Company is entitled to receive reimbursement of $69,829 and $58,683 for expenses incurred during the three months ended March 31, 2018 and 2017, respectively, pursuant to this agreement. The entity owed $184,000 and $724,591, respectively, as of March 31, 2018 and December 31, 2017, under this agreement. The amount owed to the Company is being repaid in installments through October 1, 2018, pursuant to a repayment schedule agreed upon by the Company and the related entity on March 24, 2017.

The Company also had an expense sharing agreement with a different related entity to share expenses such as office space and other clerical services, which was terminated on August 2017. The owners of more than 5% of that entity include (i) AWLD’s Chairman, and (ii) a more than 5% owner of AWLD. The Company was entitled to receive reimbursement of $3,990 for expenses during the three months ended March 31, 2017, pursuant to this agreement. The entity owed $396,116 to the Company under the expense sharing agreement as of March 31, 2018 and December 31, 2017, of which the entire balance is deemed unrecoverable and reserved.

11.       BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction. A participant is always fully vested in their account, including the Company’s contribution. For the three months ended March 31, 2018 and 2017, the Company recorded a charge associated with its contribution of $20,446 and $18,017, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle prior year’s obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $0.70 and $2.00 per share for the three months ended March 31, 2018 and 2017, respectively).

12.       TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

Series B Preferred Stock

The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value (equal to face value of $10 per share), as defined, payable when, as and if declared by the Board of Directors. Cumulative dividends earned by the Series B stockholders were $155,791 and $3,053 for the three months ended March 31, 2018 and 2017, respectively. Cumulative unpaid dividends in arrears related to the Series B totaled $438,354 and $284,564 as of March 31, 2018 and December 31, 2017, respectively.

Common Stock

During March 2018, the Company issued 116,284 shares of common stock at $0.70 per share to settle its 2017 obligation, (an aggregate of $81,399) representing the Company’s 401(k) matching contributions) to the Company’s 401(k) profit-sharing plan.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.       TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY, continued

Accumulated Other Comprehensive Income (Loss)

For three months ended March 31, 2018 and 2017, the Company recorded $(285,609) and $200,259, respectively, of foreign currency translation adjustment as accumulated other comprehensive income (loss).

Warrants

A summary of warrants activity during the three months ended March 31, 2018 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, December 31, 2017	1,465,296	2.17
Issued	-	-
Exercised	-	-
Expired	(76,117)	2.30
Outstanding, March 31, 2018	1,389,179	$2.17	2.2	$-

Exercisable, March 31, 2018	1,389,179	$2.17	2.2	$-

A summary of outstanding and exercisable warrants as of March 31, 2018 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$2.00	Common Stock	741,879	2.8	741,879
$2.30	Common Stock	458,993	1.1	458,993
$2.50	Common Stock	188,307	3.0	188,307
	Total	1,389,179		1,389,179

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.       TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY, continued

Stock Options

On February 14, 2018, the Company granted five-year options for the purchase of 1,304,328 shares of the Company’s common stock under the 2016 Plan, which options for the purchase of common stock were granted to certain employees of the Company. The options had an exercise price of $0.77 per share and vest 25% at the first anniversary of date of grant, with the remaining shares vesting ratably on a quarterly basis over the following three years. The options had an aggregate grant date fair value of $610,985, which will be recognized ratably over the vesting period. The company has computed the fair value of options granted using the Black-Scholes option pricing model. Assumptions used in applying the Black-Scholes option pricing model are as follows:, risk free interest rate of 2.56%, expected term of 5 years, expected volatility of 43.5%, and expected dividends of 0.00%. There were no stock options granted during the three months ended March 31, 2017.

During the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense of $183,220 and $163,424, respectively, related to stock option grants, which is reflected as general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2018, there was $1,900,595 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.5 years, of which $515,369 of unrecognized expense is subject to non-employee mark-to-market adjustments.

A summary of options activity during the months ended March 31, 2018 and December 31, 2017 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, December 31, 2017	9,234,265	$2.18
Granted	1,304,328	0.77
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding, March 31, 2018	10,538,593	$2.01	2.3	$-

Exercisable, March 31, 2018	6,474,016	$2.40	1.3	$-

The following table presents information related to stock options at March 31, 2018:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options

$0.77	1,304,328	4.9	-
$1.10	1,395,000	4.6	-
$2.20	3,031,890	2.5	1,982,356
$2.48	4,772,375	0.8	4,459,785
$3.30	10,000	2.2	6,875
$3.50	25,000	0.2	25,000
	10,538,593	1.3	6,474,016

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

Commitments

The Company leases office space in New York City under an operating lease which expires on August 31, 2020. Rent expense for this property was $56,892 and $51,781 for the three months ended March 31, 2018 and 2017, respectively, net of expense allocation to affiliates.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

14.       SUBSEQUENT EVENTS [OPEN]

Management has evaluated all subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued, require adjustment to or disclosure in the accompanying condensed consolidated financial statements.

Convertible Debt

From April 2 through April 26, 2018, the Company sold additional convertible promissory notes in the aggregate principal amount of $1,087,326. The convertible promissory notes mature 90 days from the date of issuance, bear interest at 8% per annum and are convertible into the Company’s common stock at a 10% discount to the price used for the sale of the Company’s common stock in the Company’s next private placement offering.

Foreign Currency Exchange Rates

The Argentine peso to United States dollar exchange rate was 20.241, 20.109 and 18.593 at May 11, March 31, 2018 and December 31, 2017, respectively.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of December 31, 2017, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Developments and Trends

Financings

During the three months ended March 31, 2018, we raised, net of repayments, approximately $1.7 million of new capital through the issuance of debt, consisting primarily of proceeds from the issuance of convertible debt and loans payable. We used the net proceeds from these debt issuances for general working capital and capital expenditures.

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

Liquidity

As reflected in our accompanying condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $77.0 million, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2017 and 2016, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing of our products and continue the development of our real estate holdings.

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

Consolidated Results of Operations

Three months March 31, 2018 compared to three months ended March 31, 2017

Overview

We reported net losses of approximately $1.4 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively.

Revenues

Revenues from continuing operations were approximately $1,278,000 and $619,000 during the three months ended March 31, 2018 and 2017, respectively, representing an increase of $659,000 or 106%. Increases resulted primarily from real estate lot revenues which were partially offset by the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Gross Profit

We generated a gross profit of approximately $702,000 for the three months ended March 31, 2018 as compared to a gross profit of approximately $134,000 for the three months ended March 31, 2017, representing an increase of $568,000 or 424%. Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $91,000 from $485,000 for the three months ended March 31, 2017 to $576,000 for the three months ended March 31, 2018. Improvement in gross profit is primarily the result of the sale real estate lot sales in Argentina, which we recognized during 2018.

Selling and marketing expenses

Selling and marketing expenses were approximately $98,000 and $151,000 for the three months ended March 31, 2018 and 2017, respectively, representing a decrease of $53,000 in 2018, primarily resulting from a shareholder marketing event held in the first quarter of 2017.

General and administrative expenses

General and administrative expenses were approximately $1,952,000 and $1,783,000 for the three months ended March 31, 2018 and 2017, respectively, representing an increase of $169,000 or 9%. Increases in administrative support expenses and travel expenses were partially offset by the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $7,000 and $22,000 during the three months ended March 31, 2018 and 2017, respectively, representing a decrease of $15,000 or 68%. It should be noted that an additional $37,000 and $28,000 of depreciation and amortization expense was charged to inventory during the three months ended March 31, 2018 and 2017, respectively. The decrease in depreciation expense is primarily related to an $8,000 true up to accumulated depreciation during the three months ended March 31, 2018, as well as the impact of the decline in the value of the Argentine peso vis-à-vis the U.S dollar, as most of our property and equipment is located in Argentina.

Interest expense, net

Interest expense, net was approximately $70,000 and $82,000 during the three months ended March 31, 2018 and 2017, respectively, representing a decrease of $12,000 or 15%. This decrease was a result of a decrease in the average outstanding principal balance of convertible debt outstanding during the period, as most of the debt issued during the three months ended March 31, 2018 was issued late in the quarter. Interest expense was also impacted by the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This was partially offset by an increase in interest expense incurred by our Argentine subsidiaries as a result of higher average debt balances during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	March 31,	December 31,
	2018	2017
Cash	$320,568	$358,303
Working Capital (Deficiency)	$(1,122,163)	$(62,464)

Based upon our working capital deficiency as of March 31, 2018, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have relied primarily on debt and equity private placement offerings to third party independent, accredited investors to sustain operations. During the three months ended March 31, 2018, we received proceeds of approximately $1,220,000 from the issuance of convertible debt. We also received approximately $525,000 of proceeds from a bank loan.

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

Sources and Uses of Cash for the Three months ended March 31, 2018 and 2017

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 and 2017 amounted to approximately $1,192,000 and $2,060,000, respectively. During the three months ended March 31, 2018, the net cash used in operating activities was primarily attributable to the net loss of approximately $1,425,000, adjusted for approximately $194,000 of net non-cash expenses, and approximately $39,000 of cash provided by changes in the levels of operating assets and liabilities. During the three months ended March 31, 2017, the net cash used in operating activities was primarily attributable to the net loss of approximately $1,811,000 adjusted for approximately $210,000 of net non-cash expenses, partially offset by the gain on the sale of investment in a subsidiary of $(199,200) and approximately $260,000 of cash used by changes in the levels of operating assets and liabilities.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities for the three months ended March 31, 2018 and 2017 amounted to approximately ($234,000) and $100,000, respectively. Cash used in investing activities during the three months ended March 31, 2018 was resulted entirely from the purchase of property and equipment. Cash provided by investing activities during the three months ended March 31, 2017 consisted of $199,200 proceeds from the sale of our investment in a subsidiary, offset by approximately $100,000 cash used for the purchase of property and equipment during the period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 and 2017 amounted to approximately $1,719,000 and $2,056,000, respectively. For the three months ended March 31, 2018, the net cash provided by financing activities resulted primarily from approximately $1,220,000 of proceeds from convertible debt obligations and approximately $525,000 of proceeds from the issuance of loans payable. For the three months ended March 31, 2017, the net cash provided by financing activities resulted primarily from the offering of equity securities for net proceeds of approximately $326,000 and new borrowings of approximately $1,777,000, less repayments of approximately $47,000.

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

Based on current cash on hand and subsequent activity as described herein, we may not have sufficient funds to operate our business operations for the next twelve months. While we are exploring opportunities with third parties and related parties to provide some or all of the capital we need over the short and long terms, we have not entered into any external agreement to provide us with the necessary capital. Historically, the Company has been successful in raising funds to support our capital needs. If we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a going concern opinion in conjunction with their audits of our December 31, 2017 and 2016 consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Critical Accounting Policies and Estimates

Revenue Recognition

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 provides a single comprehensive model to use in accounting for revenue arising from contracts with customers, and gains and losses arising from transfers of non-financial assets including sales of property and equipment, real estate, and intangible assets. We adopted ASC Topic 606 for all applicable contracts using the modified retrospective method, which requires a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC Topic 606 did not have a material impact on our consolidated financial statements as of the date of adoption, and therefore a cumulative-effect adjustment was not required.

We earn revenues from the real estate lot sales and sale of food and wine as well as hospitality, food & beverage, and other related services. We recognize revenue when goods or services are transferred to customers in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, we perform the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

The following table summarizes the revenue recognized in our condensed consolidated statements of operations:

	For The Three Months Ended
	March 31,
	2018	2017

Real estate sales	$799,854	$-
Hotel room and events	223,568	263,949
Restaurants	90,097	90,269
Winemaking	139,396	222,828
Golf, tennis and other	25,008	41,491
	$1,277,923	$618,537

Revenue from real estate lot sales is recorded when the lot is deeded and legal ownership of the lot is transferred to the customer. Revenue from the sale of food, wine and agricultural products is recorded when the customer obtains control of the goods purchased. Revenues from hospitality and other services are recognized as earned at the point in time that the related service is rendered and the performance obligation has been satisfied.

The timing of our revenue recognition may differ from the timing of payment by our customers. A receivable is recorded when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. Deferred revenues associated with real estate lot sale deposits are recognized as revenues (along with any outstanding balance) when the lot sale closes and the deed is provided to the purchaser. Other deferred revenues primarily consist of deposits accepted by us in connection with agreements to sell barrels of wine, and advance deposits received for grapes and other agricultural products, and hotel deposits. Wine barrel and agricultural product advance deposits are recognized as revenues (along with any outstanding balance) when the product is shipped to the purchaser. Hotel deposits are recognized as revenue upon occupancy of rooms, or the provision of services.

During the three months ended March 31, 2018 we recognized approximately $800,000 of revenues related to the sale of real estate lots which were included in deferred revenues as of December 31, 2017. For the three months ended March 31, 2018, we did not recognize any revenue related to performance obligations satisfied in previous periods. Contracts related to the sale of wine, agricultural products and hotel services have an original expected length of less than one year. We have elected not to disclose information about remaining performance obligations pertaining to contracts with an original expected length of one year or less, as permitted under the guidance.

As of March 31, 2018 and December 31, 2017, we had deferred revenue of $837,937 and $1,690,224, respectively, associated with real estate lot sale deposits, and $12,875 and $0, respectively, related to advance deposits for wine barrel and agricultural products, and we had d $46,567 and $42,440, respectively, of deferred revenue related to hotel deposits. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the condensed consolidated statements of operations.

There are no other material changes from the critical accounting policies, estimates and new accounting pronouncements set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K filed with the SEC on March 30, 2018. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

New Accounting Pronouncements

We have implemented all new accounting standards that are in effect and may impact our condensed consolidated financial statements and we do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 — Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 was revised in July 2015 to be effective for interim periods beginning on or after December 15, 2017 and should be applied on a transitional basis either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In 2016, FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). These new standards became effective for on January 1, 2018 and were adopted using the modified retrospective method. The adoption of ASC Topic 606 did not have a material impact on our condensed consolidated financial statements as of the date of adoption, and therefore a cumulative-effect adjustment was not required.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” which provides guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in practice. The ASU is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The adoption of ASU 2016-15 did not have a material effect on our condensed consolidated financial statements and related disclosures.

On February 22, 2017, the FASB issued ASU 2017-05, ‘Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20)”, which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in substance real estate. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. The adoption of the provisions of ASU 2017-05 did not have a material impact on our condensed consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2017-09 did not have a material impact on our condensed consolidated financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2018, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Shares, Options and Warrants

From February 2, 2018 through March 22, 2018, the Company sold convertible promissory notes (the “Convertible Notes”) in the amount of $1,219,704 to accredited investors. The Convertible Notes have a 90-day maturity, bear interest at 8% per annum and are convertible into the Company’s common stock at a 10% discount to the price used for the sale of the Company’s common stock in the Company’s next private placement offering. The terms of the Convertible Notes resulted in a contingent beneficial conversion feature which will be recognized when the private placement offering commences and the contingency is resolved. For these sales of securities, no general solicitation was used and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D will be filed shortly after the filing of this Quarterly Report on Form 10-Q

On February 12, 2018, the Company granted options to purchase of 1,304,328 shares of common stock at an exercise price of $0.77 to certain employees under the 2016 Stock Option Plan. For these sales of securities, no general solicitation was used and the Company relied on the exemption from registration available under Section 4(a)(2).

During March 2018, the Company issued 116,284 shares of common stock at $0.70 per share in settlement of its matching obligations for the year ended December 31, 2017 under the Company’s 401(k) profit sharing plan. For these sales of securities, no general solicitation was used and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.

Between April 2 and April 26, 2018, the Company sold additional Convertible Notes in the amount of $1,087,326 to accredited investors. The Convertible Notes have a 90-day maturity, bear interest at 8% per annum and are convertible into the Company’s common stock at a 10% discount to the price used for the sale of the Company’s common stock in the Company’s next private placement offering. The terms of the Convertible Notes resulted in a contingent beneficial conversion feature which will be recognized when the private placement offering commences and the contingency is resolved. For these sales of securities, no general solicitation was used and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D will be filed shortly after the filing of this Quarterly Report on Form 10-Q.

Other than as set forth herein or in the Company’s current reports on Form 8-K, there have not been any sales of unregistered securities.

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

Date: May 15, 2018	ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

