Form 10-Q
period 2018-06-30
Algodon Wines & Luxury Development Group, Inc.
filed 2018-08-14
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes [  ] No [X]

As of August 14, 2018, there were 45,973,292 shares of common stock outstanding.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current Assets
Cash	$147,134	$358,303
Accounts receivable, net of allowance of $2,202 and $3,421 at June 30, 2018 and December 31, 2017, respectively	168,775	188,067
Accounts receivable - related parties, net of allowance of $514,087 at each of June 30, 2018 and December 31, 2017	199,169	851,016
Advances and loans to employees	278,784	284,496
Inventory	1,095,238	1,388,666
Real estate lots held for sale	31,830	151,906
Prepaid expenses and other current assets	115,166	159,465
Total Current Assets	2,036,096	3,381,919
Property and equipment, net	3,096,302	4,532,890
Prepaid foreign taxes, net of deferred tax reserve of $364,719 and $392,593 at June 30, 2018 and December 31, 2017, respectively	191,538	342,312
Investment - related parties	9,950	26,401
Deposits	61,284	61,284
Total Assets	$5,395,170	$8,344,806

Liabilities, Temporary Equity and Stockholders’ Deficiency
Current Liabilities
Accounts payable	$465,603	$415,318
Accrued expenses, current portion	811,294	1,000,521
Deferred revenue	651,616	1,732,664
Loans payable, current portion, net of debt discount	359,387	256,724
Convertible debt obligations, net of debt discount	1,244,033	20,000
Current portion of other liabilities	100,735	19,156
Total Current Liabilities	3,632,668	3,444,383
Accrued expenses, non-current portion	156,476	247,515
Other liabilities, non-current portion	-	11,474
Loans payable, non-current portion, net of debt discount	886,890	634,930
Total Liabilities	4,676,034	4,338,302
Commitments and Contingencies
Series B convertible redeemable preferred stock, par value $0.01 per share, 902,670 shares authorized, 902,670 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively. Liquidation preference of $9,267,090 at June 30, 2018.	9,026,824	9,026,824
Stockholders’ Deficiency
Preferred stock, 11,000,000 shares authorized; Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; no shares are available for issuance.	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 45,669,539 and 43,067,546 shares issued and 45,619,006 and 43,063,135 shares outstanding as of June 30, 2018 and December 31, 2017, respectively.	456,693	430,674
Additional paid-in capital	82,748,920	80,902,967
Accumulated other comprehensive loss	(11,990,976)	(10,795,810)
Accumulated deficit	(79,475,970)	(75,544,081)
Treasury stock, at cost, 50,533 and 4,411 shares at June 30, 2018 and December 31, 2017, respectively.	(46,355)	(14,070)
Total Stockholders’ Deficiency	(8,307,688)	(5,020,320)
Total Liabilities, Temporary Equity and Stockholders’ Deficiency	$5,395,170	$8,344,806

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Sales	$396,392	$413,295	$1,674,315	$1,031,832
Cost of sales	(385,883)	(553,917)	(961,845)	(1,038,600)
Gross profit (loss)	10,509	(140,622)	712,470	(6,768)
Operating Expenses
Selling and marketing	59,901	56,710	157,803	207,750
General and administrative	2,038,116	1,634,532	3,990,391	3,417,417
Depreciation and amortization	82,679	43,357	89,418	64,972
Total operating expenses	2,180,696	1,734,599	4,237,612	3,690,139
Loss from Operations	(2,170,187)	(1,875,221)	(3,525,142)	(3,696,907)

Other (Expense) Income
Interest expense, net	(336,588)	(53,477)	(406,747)	(135,333)
Gain on sale of investment in subsidiary	-	-	-	199,200
Total other (expense) income	(336,588)	(53,477)	(406,747)	63,867

Loss from Continuing Operations	(2,506,775)	(1,928,698)	(3,931,889)	(3,633,040)
Loss from Discontinued Operations	-	-	-	(106,543)
Net Loss	(2,506,775)	(1,928,698)	(3,931,889)	(3,739,583)
Deemed dividend to Series B preferred stockholders	(157,522)	(48,283)	(313,313)	(51,336)
Net Loss Attributable to Common Stockholders	$(2,664,297)	$(1,976,981)	$(4,245,202)	$(3,790,919)

Net Loss per Basic and Diluted Common Share:
Loss from continuing operations	$(0.06)	$(0.04)	$(0.10)	$(0.08)
Loss from discontinued operations	-	-	-	-
Net Loss per Common Share	$(0.06)	$(0.04)	$(0.10)	$(0.08)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	43,601,253	42,974,812	43,345,510	42,954,832

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Net Loss	$(2,506,775)	$(1,928,698)	$(3,931,889)	$(3,739,583)
Other Comprehensive Loss:
Foreign currency translation adjustments	(909,557)	(196,492)	(1,195,166)	3,768
Total Comprehensive Loss	$(3,416,332)	$(2,125,190)	$(5,127,055)	$(3,735,815)

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

	Series B
	Convertible Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency
Balance - December 31, 2017	902,670	$9,026,824	43,067,546	$430,674	4,411	$(14,070)	$80,902,967	$(10,795,810)	$(75,544,081)	$(5,020,320)
Stock-based compensation:
Common stock issued under 401(k) profit sharing plan	-	-	116,284	1,163	-	-	80,236	-	-	81,399
Options and warrants	-	-	-	-	-	-	388,331	-	-	388,331
Common stock issued for cash	-	-	822,000	8,220	-	-	567,180	-	-	575,400
Beneficial conversion feature on convertible debt issued	-	-	-	-	-	-	227,414	-	-	227,414
Common stock issued upon conversion of convertible debt and interest	-	-	1,285,516	12,855	-	-	797,020	-	-	809,875
Dividends declared on Series B Convertible Redeemable Preferred Stock	-	-	-	-	-	-	(474,719)	-	-	(474,719)
Common stock issued in satisifaction of dividends payable	-	-	378,193	3,781	-	-	260,491	-	-	264,272
Common stock returned to the company to satisfy receivable	-	-	-	-	46,122	(32,285)	-	-	-	(32,285)
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(3,931,889)	(3,931,889)
Other comprehensive loss	-	-	-	-	-	-	-	(1,195,166)	-	(1,195,166)
Balance - June 30, 2018	902,670	$9,026,824	45,669,539	$456,693	50,533	$(46,355)	$82,748,920	$(11,990,976)	$(79,475,970)	$(8,307,688)

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(3,931,889)	$(3,739,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	34,571	43,814
Options and warrants	388,331	314,127
Net realized and unrealized investment losses	16,451	8,168
Depreciation and amortization	89,418	64,972
Amortization of debt discount	234,550	-
Provision for uncollectible assets	(27,874)	6,000
Gain on sale of investment in subsidiary	-	(199,200)
Decrease (increase) in assets:
Accounts receivable	525,421	(103,662)
Inventory	(145,837)	(38,255)
Prepaid expenses and other current assets	(132,079)	128,154
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	179,010	(472,794)
Deferred revenue	(572,023)	(87,962)
Other liabilities	81,579	(2,115)
Total Adjustments	671,518	(338,753)
Net Cash Used in Operating Activities	(3,260,371)	(4,078,336)
Cash Flows from Investing Activities
Purchase of property and equipment	(326,799)	(283,279)
Proceeds from sale of investment in subsidiary	-	199,200
Net Cash Used in Investing Activities	(326,799)	(84,079)
Cash Flows from Financing Activities
Proceeds from loans payable	580,386	517,243
Repayments of loans payable	(51,961)	(31,312)
Proceeds from convertible debt obligations	2,026,730	1,260,000
Repayments of debt obligations	-	(115,000)
Dividends paid in cash	(127,913)	-
Proceeds from sale of Series B preferred stock	-	3,539,214
Proceeds from common stock offering, net of issuance costs	575,400	40,500
Net Cash Provided by Financing Activities	3,002,642	5,210,645
Effect of Exchange Rate Changes on Cash	373,359	85,045
Net (Decrease) Increase in Cash	(211,169)	1,133,275
Cash - Beginning of Period	358,303	131,190
Cash - End of Period	$147,134	$1,264,465

See Notes to the Condensed Consolidated Financial Statements

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the six months ended
	June 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$181,439	$112,855
Income taxes paid	$-	$15,643

Non-Cash Investing and Financing Activity
Accrued stock-based compensation converted to equity	$81,399	$73,868
Debt and interest converted to equity	$809,875	$1,267,324
Common stock returned to Company to satisfy receivable	$32,285	$-
Beneficial conversion feature	$227,424	$-
Dividends declared on Series B Convertible Redeemable Preferred Stock	$474,719	$-
Common stock issued to satisfy dividends payable	$264,272	$-

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses from continuing operations of $3,931,889 during the six months ended June 30, 2018 and has an accumulated deficit of $79,475,970 at June 30, 2018. Cash used in operating activities was $3,260,371 for the six months ended June 30, 2018. Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to continue to pursue its business objectives. The Company funded its operations during the six months ended June 30, 2018 through the proceeds from convertible debt obligations of $2,026,730, proceeds from loans payable of $580,386, and net proceeds from the sale of common stock of $575,400. The Company repaid debt of $51,961 during the six months ended June 30, 2018 and paid cash dividends of $127,913 during the six months ended June 30, 2018.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2018. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited consolidated financial statements.

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

Discontinued Operations

The Company accounted for its decision to close down its broker-dealer subsidiary as discontinued operations in accordance with the guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Accounting for Impairment or Disposal of Long-Lived Assets,” and ASC Topic 205, “Presentation of Financial Statements,” which require that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results shall be reported in the financial statements as discontinued operations. Accordingly, the results of operations for the broker dealer subsidiary during the periods presented are reclassified into a separate line item in the statements of operations. There were no assets or liabilities of discontinued operations as of June 30, 2018 or December 31, 2017.

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

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound). Argentine assets and liabilities are translated into U.S. dollars using the exchange rate at the balance sheet date (28.880 and 18.593 for the Argentine peso and 0.7572 and 0.7400 for the British pound at June 30, 2018 and December 31, 2017, respectively), and revenue and expense accounts are translated using a weighted average exchange rate for the period then ended (23.4199 and 15.6863 for the Argentine peso and 0.7352 and 0.8589 for the British pound for the three and six months ended June 30, 2018 and 2017, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

The Company continued to monitor the inflation trends in Argentina during the second quarter of 2018 to assess whether the Argentine economy should be considered highly inflationary, which is defined in U.S. GAAP as the period in which the three-year cumulative inflation rate in the country exceeds 100%. The determination that Argentina has a highly inflationary economy requires a change in the functional currency of the Company’s Argentine operations to the U.S. dollar in the quarterly period following when the economy was deemed to be highly inflationary.

While there has been uncertainty in recent periods about the three-year cumulative inflation rate given the unavailability and inconsistency of certain historical inflation data in Argentina, as of June 30, 2018, all available inflation statistics published by the Argentine Central Bank had exceeded a three-year cumulative rate of 100%. The Argentine economy was deemed to be highly inflationary as of the second quarter of 2018 and, as a result, the Company is required to change the functional currency of its Argentine operations to the U.S. dollar, effective as of July 1, 2018.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $92,977 and $146,952 at June 30, 2018 and December 31, 2017, respectively, of which $92,977 and $92,168, respectively, represents cash held in Argentine bank accounts.

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

The Company earns revenues from the sale of real estate lots and sales of food and wine as well as hospitality, food & beverage, and other related services. The Company recognizes revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition, continued

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Real estate sales	$77,182	$-	$877,036	$-
Hotel room and events	164,011	160,550	387,579	424,499
Restaurants	66,173	77,881	156,270	168,150
Winemaking	87,775	76,922	227,171	299,750
Golf, tennis and other	1,251	97,942	26,259	139,433
	$396,392	$413,295	$1,674,315	$1,031,832

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

During the three and six months ended June 30, 2018 the Company recognized approximately $28,000 and $828,000, respectively, of revenues related to the sale of real estate lots which was included in deferred revenues as of December 31, 2017. For the three and six months ended June 30, 2018, the Company did not recognize any revenue related to performance obligations satisfied in previous periods. Contracts related to the sale of wine, agricultural products and hotel services have an original expected length of less than one year. The Company has elected not to disclose information about remaining performance obligations pertaining to contracts with an original expected length of one year or less, as permitted under the guidance.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition, continued

As of June 30, 2018 and December 31, 2017, the Company had deferred revenue of $608,700 and $1,690,224, respectively, associated with real estate lot sale deposits, $9,301 and $0, respectively, related to advance deposits for wine barrel and agricultural products and had $33,615 and $42,440, respectively, of deferred revenue related to hotel deposits. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the condensed consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2018	2017

Options	7,973,593	7,839,265
Warrants	1,376,875	1,903,730
Series B convertible preferred stock	9,026,700	4,806,210
Convertible debt	1,987,070	-
Total potentially dilutive shares	20,364,238	14,549,205

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, which increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact that the provisions of ASU 2016-02 will have on the Company’s consolidated financial statements and related disclosures. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, which allows entities the option to adopt this standard prospectively with a cumulative-effect adjustment to opening equity and include required disclosures for prior periods.

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

On February 22, 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20)”, which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in substance real estate. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. The adoption of the provisions of ASU 2017-05 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718); Scope of Modification Accounting”. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2017-09 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

On June 20, 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payment transactions resulting for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

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

Results of Discontinued Operations

There were no results of discontinued operations during the three and six months ended June 30, 2018, or for the three months ended June 30, 2017. Results of discontinued operations for the six months ended June 30, 2017 were as follows:

For Six Months Ended
June 30, 2017

Revenues	$-
Gross profit	$-
Operating expenses	$(106,564)
Interest income (expense)	$21
Loss from discontinued operations	$(106,543)

5.	INVENTORY

Inventory is comprised of the following:

	June 30, 2018	December 31, 2017

Vineyard in process	$85,272	$349,458
Wine in process	722,858	865,762
Finished wine	35,680	63,964
Other	251,428	109,482
	$1,095,238	$1,388,666

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company holds certain affiliate warrants earned by the broker-dealer subsidiary prior to its discontinuation of operations, which are marked to market at each reporting date using the Black-Scholes option pricing model. The Company recorded unrealized losses on the affiliate warrants of $14,824 and $16,451 during the three and six months ended June 30, 2018, respectively, and $5,137 and $8,168 recorded during the three and six months ended June 30, 2017, respectively, which are included in revenue on the accompanying condensed consolidated statements of operations.

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

Level 3 - Valued based on valuation techniques in which one or more significant inputs is not readily observable. Included in this category are certain corporate debt instruments, certain private equity investments, and certain commitments and guarantees

Investments – Related Parties at Fair Value

As of June 30, 2018	Level 1	Level 2	Level 3	Total

Warrants- Affiliates	$-	$-	$9,950	$9,950

As of December 31, 2017	Level 1	Level 2	Level 3	Total

Warrants- Affiliates	$-	$-	$26,401	$26,401

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

A reconciliation of Level 3 assets is as follows:

Warrants

Balance - December 31, 2017	$26,401
Unrealized loss	(16,451)
Balance - June 30, 2018	$9,950

	June 30, 2018	December 31, 2017

Accumulated unrealized (losses) gains related to investments at fair value	$(56,898)	$(40,447)

7.	ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	June 30, 2018	December 31,2017

Accrued compensation and payroll taxes	$330,574	$463,604
Accrued taxes payable	29,068	63,550
Accrued interest	299,522	255,481
Other accrued expenses	152,130	217,886
Accrued expenses, current	811,294	1,000,521
Accrued payroll tax obligations, non-current	156,476	247,515
Total accrued expenses	$967,770	$1,248,036

Accrued taxes payable consist primarily of Argentine taxes payable.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	LOANS PAYABLE

On March 31, 2017, the Company received a bank loan in the amount of $519,156 (ARS $8,000,000) (the “2017 Loan”). The 2017 Loan bears interest at 24.18% per annum and is due on March 1, 2021. Principal and interest will be paid in forty-two monthly installments beginning on October 1, 2017 and ending on March 1, 2021. The Company incurred interest expense on this loan of $16,280 and $42,788 during the three and six months ended June 30, 2018 and incurred interest of expense on this loan of $28,455 during the three and six months ended June 30, 2017.

On August 19, 2017, the Company purchased 845 hectares of land adjacent to its existing property at AWE. The Company paid $100,000 at the date of purchase and executed a note payable in the amount of $600,000 (the “Land Loan”) with a stated interest rate of 0% and with quarterly payments of $50,000 beginning on December 18, 2017 and ending August 18, 2021. At the date of purchase, the Company took possession of the property, with full use and access, but will not receive the deed to the property until after $400,000 of the purchase price has been paid. The Company imputed interest on the note at 7% per annum and recorded a discounted note balance of $517,390 on August 19, 2017. Amortization of the note discount in the amount of $5,321 and $14,957 for the three and six months ended June 30, 2018, respectively is recorded as interest expense on the accompanying condensed consolidated statements of operations. The balance on the note was $444,563, net of debt discount of $55,437 on June 30, 2018, of which $122,697 (net of discount of $27,303) is included in loans payable, net, current and $321,866 (net of discount of $28,134) is included in loans payable, net, non-current in the accompanying condensed consolidated balance sheets.

On January 25, 2018 the Company received a bank loan in the amount of $525,000 (the “2018 Loan”), denominated in U.S. dollars. The 2018 Loan bears interest at 6.75% per annum and is due on January 25, 2023. Principal and interest will be paid in 60 equal monthly installments of $10,311, beginning on February 23, 2018. The Company incurred interest expense of $8,285 and $14,054 on this loan during the three and six months ended June 30, 2018, respectively.

On June 4, 2018 the Company received a loan in the amount of $55,386 which bears interest at 10% per month and is due upon demand of the lender (the “Demand Loan”). Interest is paid monthly. The Company incurred interest expense on this loan of $6,832 during the three months ended June 30, 2018.

The Company’s loans payable are summarized below:

	June 30, 2018			December 31, 2017
	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount

Demand Loan	$55,386	$-	$55,386	$-	$-	$-
2018 Loan	502,682	-	502,682	-	-	-
2017 Loan	243,646	-	243,646	412,047	-	412,047
Land Loan	500,000	(55,437)	444,563	550,000	(70,393)	479,607
Total Loans Payable	1,301,714	(55,437)	1,246,277	962,047	(70,393)	891,654
Less: current portion	386,690	(27,303)	359,387	287,838	(31,114)	256,724
Loans Payable, non-current	$915,024	$(28,134)	$886,890	$674,209	$(39,279)	$634,930

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	CONVERTIBLE DEBT OBLIGATIONS

During an offering that ended on September 30, 2010, the Company issued convertible notes with an interest rate of 8% and an amended maturity date of March 31, 2011 (the “2010 Debt Obligations”). The Company incurred interest expense of $9,247 and $18,400 during the three and six months ended June 30, 2018, respectively, and $8,849 and $18,400 during the three and six months ended June 30, 2017, respectively, on the 2010 Debt Obligations. As of December 31, 2017, the entire principal balance owed on the 2010 Debt Obligations has been repaid, however, accrued interest of $273,881 and $255,481 remained outstanding as of June 30, 2018, and December 31, 2017, respectively. Accrued interest on the 2010 Debt Obligations is not convertible.

On December 31, 2017, the Company sold a convertible promissory note in the amount of $20,000 to an accredited investor. From February 2, 2018 through April 26, 2018, the Company sold additional convertible promissory notes in the aggregate principal amount of $2,026,730 (together, the “Convertible Notes”). The Convertible Notes mature 90 days from the date of issuance, bear interest at 8% per annum and are convertible into the Company’s common stock at a $0.63 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. The conversion option represented a beneficial conversion feature which was recorded as a debt discount with a corresponding credit to additional paid-in capital. The Company incurred total interest expense of $256,008, related to this debt during the three and six months ended June 30, 2018, of which $219,593 represented amortization of debt discount.

On June 30, 2018, principal and interest of $794,875 and $15,000, respectively, were converted into 1,285,516 shares of common stock at a conversion price of $0.63 per share.

The Company’s debt obligations as of June 30, 2018 and December 31, 2017 are summarized below:

	June 30, 2018			December 31, 2017
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

Debt Obligations	$-	$273,881	$273,881	$-	$255,481	$255,481
Convertible Debt	1,251,854	25,641	1,277,495	20,000	-	20,000
Convertible Debt Obligations, Gross	1,251,854	299,522	1,551,376	20,000	255,481	275,481
Debt Discount	(7,821)	-	(7,821)	-	-	-
Convertible Debt Obligations, net of debt discount	$1,244,033	$299,522	$1,543,555	$20,000	$255,481	$275,481

[1] Accrued interest is included as a component of accrued expenses on the accompanying condensed consolidated balance sheets (see Note 7 – Accrued Expenses).

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties of $199,169 and $851,016 at June 30, 2018 and December 31, 2017, respectively, represents the net realizable value of advances made to related, but independent, entities under common management, of which $155,420 and $724,591 respectively, represents amounts owed to the Company in connection with expense sharing agreements as described below.

Investments

See Note 6 – Investments and Fair Value of Financial Instruments, for information related to investments in related parties.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related entity, of which AWLD’s CEO is Chairman and Chief Executive Officer and AWLD’s CFO is an executive officer, to share expenses such as office space, support staff and other operating expenses. The Company is entitled to receive reimbursement of $69,829 and $139,659 for expenses incurred during the three and six months ended June 30, 2018, respectively and $73,672 and $132,355 for expenses incurred during the three and six months ended June 30, 2017, respectively, pursuant to this agreement. The entity owed $155,420 and $724,591, respectively, as of June 30, 2018 and December 31, 2017, under this agreement. The amount owed to the Company is being repaid in installments through October 1, 2018, pursuant to a repayment schedule agreed upon by the Company and the related entity on March 24, 2017.

The Company also had an expense sharing agreement with a different related entity to share expenses such as office space and other clerical services, which was terminated on August 2017. The owners of more than 5% of that entity include (i) AWLD’s Chairman, and (ii) a more than 5% owner of AWLD. The Company was entitled to receive reimbursement of $3,990 and $7,980 for expenses during the three and six months ended June 30, 2017, pursuant to this agreement. The entity owed $396,116 to the Company under the expense sharing agreement as of June 30, 2018 and December 31, 2017, of which the entire balance is deemed unrecoverable and reserved.

11.	BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction. A participant is always fully vested in their account, including the Company’s contribution. For the three and six months ended June 30, 2018, the Company recorded a charge associated with its contribution of $15,027 and $34,571, respectively, and for the three and six months ended June 30, 2017, the Company recorded a charge associated with its contribution of $25,797 and $43,814, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle prior year’s obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $0.70 and $2.00 per share for the six months ended June 30, 2018 and 2017, respectively).

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

Series B Preferred Stock

The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value (equal to face value of $10 per share), as defined, payable when, as and if declared by the Board of Directors. Cumulative dividends earned by the Series B stockholders were $157,522 and $313,312 for the three and six months ended June 30, 2018, respectively and $48,286 and $51,336 for the three and six months ended June 30, 2017, respectively. During 2018, Company’s Board of Directors declared dividends in the amount of $474,719. During June 2018, the Company issued 378,193 shares of common stock valued at $0.70 per share, or $264,273, in satisfaction of certain dividends payable and paid cash dividends of $127,818. Dividends payable of $82,628 are included in current portion of other liabilities at June 30, 2018. Cumulative unpaid dividends in arrears related to the Series B totaled $157,522 and $284,564 as of June 30, 2018 and December 31, 2017, respectively.

Common Stock

During March 2018, the Company issued 116,284 shares of common stock at $0.70 per share to settle its 2017 obligation, (an aggregate of $81,399) representing the Company’s 401(k) matching contributions to the Company’s 401(k) profit-sharing plan.

During the three months ended June 30, 2018, the Company issued an aggregate of 822,000 shares of common stock at $0.70 per share for cash proceeds of $575,400.

Treasury Stock

On May 19, 2018, a former employee transferred 46,122 shares of the Company’s common stock to the Company, as payment of a $32,285 receivable from the former employee.

Accumulated Other Comprehensive Income (Loss)

For three and six months ended June 30, 2018, the Company recorded $(909,557) and $(1,195,166), respectively, of foreign currency translation adjustments as accumulated other comprehensive income (loss) and for the three and six months ended June 30, 2017, the Company recorded $(196,492) and $3,768, respectively, of foreign currency translation adjustments as accumulated other comprehensive income (loss), primarily related to fluctuations in the Argentine peso to United States dollar exchange rates.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warrants

A summary of warrants activity during the six months ended June 30, 2018 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, December 31, 2017	1,465,296	2.17
Issued	-	-
Exercised	-	-
Expired	(88,421)	2.30
Outstanding, June 30, 2018	1,376,875	$2.17	2.0	$-

Exercisable, June 30, 2018	1,376,875	$2.17	2.0	$-

A summary of outstanding and exercisable warrants as of June 30, 2018 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$2.00	Common Stock	741,879	2.5	741,879
$2.30	Common Stock	446,689	0.8	446,689
$2.50	Common Stock	188,307	2.7	188,307
	Total	1,376,875		1,376,875

Stock Options

On February 12, 2018, the Company granted five-year options for the purchase of 1,304,328 shares of the Company’s common stock under the 2016 Plan, which options for the purchase of common stock were granted to certain employees of the Company. The options had an exercise price of $0.77 per share and vest 25% at the first anniversary of date of grant, with the remaining shares vesting ratably on a quarterly basis over the following three years. The options had an aggregate grant date fair value of $610,985, which will be recognized ratably over the vesting period. The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Assumptions used in applying the Black-Scholes option pricing model are as follows: risk free interest rate of 2.56%, expected term of 5 years, expected volatility of 43.5%, and expected dividends of 0.00%. There were no stock options granted during the three months ended June 30, 2018, or during the three or six months ended June 30, 2017.

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY, continued

Stock Options, continued

During the three and six months ended June 30, 2018, respectively, the Company recorded stock-based compensation expense of $205,111 and $388,331, respectively, and during the three and six months ended June 30, 2017, the Company recorded stock-based compensation expense of $149,597 and $314,127, respectively, related to stock option grants, which is reflected as general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2018, there was $1,227,770 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.8 years, of which $58,416 of unrecognized expense is subject to non-employee mark-to-market adjustments.

A summary of options activity during the six months ended June 30, 2018 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, December 31, 2017	9,234,265	2.18
Granted	1,304,328	0.77
Exercised	-	-
Expired	(2,505,000)	2.49
Forfeited	(60,000)	1.62
Outstanding, June 30, 2018	7,973,593	$1.71	2.6	$-

Exercisable, June 30, 2018	4,196,572	$2.34	1.6	$-

The following table presents information related to stock options at June 30, 2018:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options
$0.77	1,294,328	-	-
$1.10	1,370,000	-	-
$2.20	3,071,890	2.0	2,153,096
$2.48	2,237,375	1.2	2,043,476
	7,973,593	1.6	4,196,572

ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	COMMITMENTS AND CONTINGENCIES

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

Commitments

The Company leases office space in New York City under an operating lease which expires on August 31, 2020. Rent expense for this property was $77,548 and $133,386 for the three months and six months ended June 30, 2018, respectively, and $69,694 and $121,474 for the three months and six months ended June 30, 2017, respectively, net of expense allocation to affiliates.

14.	SUBSEQUENT EVENTS

Management has evaluated all subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued, require adjustment to or disclosure in the accompanying condensed consolidated financial statements.

Common Stock

From July 2 through August 2, 2018, the Company sold 354,286 shares of common stock at $0.70 per share for aggregate proceeds of $248,000.

Foreign Currency Exchange Rates

The Argentine peso to United States dollar exchange rate was [  ], 20.109 and 18.593 at August [  ], June 30, 2018 and December 31, 2017, respectively.

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

Recent Developments and Trends

Financings

During the three months ended June 30, 2018, we raised, net of repayments, approximately $3.0 million of new capital through the issuance of debt, consisting primarily of proceeds from the issuance of convertible debt and loans payable. We used the net proceeds from these debt issuances for general working capital and capital expenditures.

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

Liquidity

As reflected in our accompanying condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $79.5 million, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2017 and 2016, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing of our products and continue the development of our real estate holdings.

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

Consolidated Results of Operations

Three months June 30, 2018 compared to three months ended June 30, 2017

Overview

We reported net losses of approximately $2.5 million and $1.9 million for the three months ended June 30, 2018 and 2017, respectively.

Revenues

Revenues from continuing operations were approximately $396,000 and $413,000 during the three months ended June 30, 2018 and 2017, respectively, representing a decrease of $17,000 or 4%. Decreases of approximately $205,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar were partially offset by the increases of approximately $198,000 in real estate lot revenues, hotel revenues and wine sales during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Gross profit (loss)

We generated a gross profit of approximately $11,000 for the three months ended June 30, 2018 as compared to a gross loss of approximately $141,000 for the three months ended June 30, 2017, representing an improvement in gross profit of $151,000. Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $168,000 from $554,000 for the three months ended June 30, 2017 to $386,000 for the three months ended June 30, 2018. The decrease in cost of sales results primarily from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar as well as a decrease in indirect hotel costs as the result of the reduction in hotel staff.

The improvement in gross profit results primarily from the decrease in indirect hotel costs as described above.

Selling and marketing expenses

Selling and marketing expenses were approximately $60,000 and $57,000 for the three months ended June 30, 2018 and 2017, respectively, representing an increase of $3,000.

General and administrative expenses

General and administrative expenses were approximately $2,038,000 and $1,635,000 for the three months ended June 30, 2018 and 2017, respectively, representing an increase of $403,000 or 25%. Increased losses of approximately $583,000 were recognized on transactions denominated in foreign currencies as well as increased travel expenses of approximately $109,000 were related to shareholder meetings held during the quarter, which were partially offset by approximately $274,000 due to the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $83,000 and $43,000 during the three months ended June 30, 2018 and 2017, respectively, representing an increase of $40,000 or 93%, primarily as the result of investments in property and equipment during the quarter as well as $25,000 expense related to the reversal of amounts previously charged to inventory.

Interest expense, net

Interest expense, net, was approximately $332,000 and $53,000 during the three months ended June 30, 2018 and 2017, respectively, representing an increase of $279,000 or 526%. This increase of approximately $309,000 was a result of an increase in the average outstanding principal balance of convertible debt and other loans payable outstanding during the period, and the amortization of the debt discount recorded related to the beneficial conversion feature on the convertible debt. These increases were partially offset by decreases of approximately $31,000 in interest expense recognized related to Argentine debt that resulted from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Overview

We reported net losses of approximately $3.9 million and $3.7 million for the six months ended June 30, 2018 and 2017, respectively.

Revenues

Revenues from continuing operations were approximately $1,674,000 and $1,032,000 during the six months ended June 30, 2018 and 2017, respectively, representing an increase of $642,000 or 62%. Increases in real estate lot revenues of approximately $1,309,000 and hotel revenues of approximately $158,000 were partially offset by a decrease of approximately $823,000 from the impact of the fluctuations in exchange rate of the Argentine peso to the United States dollar during the period.

Gross profit (loss)

We generated a gross profit of approximately $712,000 for the six months ended June 30, 2018, as compared to a gross loss of approximately $7,000 for the six months ended June 30, 2017, representing an improvement in gross profit of $719,000. Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $77,000 from $1,039,000 for the six months ended June 30, 2017 to $962,000 for the six months ended June 30, 2018. The decrease in cost of sales results are principally related to the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar as well as the decrease in indirect hotel costs as the result of the reduction in hotel staff, partially offset by an increase in cost of wine sales which corresponds to the increase in wine sale revenues as discussed above.

Selling and marketing expenses

Selling and marketing expenses were approximately $158,000 and $208,000 for the six months ended June 30, 2018 and 2017, respectively, representing an decrease of $50,000 or 24%, which is primarily the result of stockholders’ events held during the first quarter of 2017 and decreases resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the during the six months ended June 30, 2018 as compared to the same period in 2017.

General and administrative expenses

General and administrative expenses were approximately $3,990,000 and $3,417,000 for the six months ended June 30, 2018 and 2017, respectively, representing an increase of $573,000 or 17%. Increased losses recognized on transactions denominated in foreign currencies and increases resulting from increased corporate headcount, as well as increased travel expenses related to shareholder meetings were partially offset by the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $89,000 and $65,000 during the six months ended June 30, 2018 and 2017, respectively, representing an increase of $24,000 or 37%. It should be noted that an additional $17,000 and $54,000 of depreciation and amortization expense was included in cost of sales during the six months ended June 30, 2018 and 2017, respectively. Increases in depreciation resulting from investments in property and equipment during the period were partially offset by the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Interest expense, net

Interest expense was approximately $402,000 and $135,000 during the six months ended June 30, 2018 and 2017, respectively, representing an increase of $267,000 or 198%. This increase was a result of an increase in the average outstanding principal balance of convertible debt and other loans payable outstanding during the period, and the amortization of the debt discount recorded related to the beneficial conversion feature on the convertible debt. These increases were partially offset decreases in interest expense recognized related to Argentine debt, due to the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

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

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	June 30, 2018	December 31, 2017
Cash	$147,134	$358,303
Working Deficiency	$(1,596,572)	$(62,464)

Based upon our working capital deficiency as of June 30, 2018, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have relied primarily on debt and equity private placement offerings to third party independent, accredited investors to sustain operations. During the six months ended June 30, 2018, we received proceeds of approximately $2,027,000 from the issuance of convertible debt, approximately $580,000 of proceeds from a bank loan, and issued 822,000 shares of common stock at $0.70 per share for cash proceeds of approximately $575,000.

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

Sources and Uses of Cash for the Six months ended June 30, 2018 and 2017

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 and 2017 amounted to approximately $3,236,000 and $4,078,000, respectively. During the six months ended June 30, 2018, the net cash used in operating activities was primarily attributable to the net loss of approximately $3,932,000, adjusted for approximately $735,000 of net non-cash expenses, and approximately $64,000 of cash used by changes in the levels of operating assets and liabilities. During the six months ended June 30, 2017, the net cash used in operating activities was primarily attributable to the net loss of approximately $3,740,000 adjusted for approximately $437,000 of net non-cash expenses, partially offset by the gain on the sale of investment in a subsidiary of $(199,200) and approximately $577,000 of cash used by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 and 2017 amounted to approximately $327,000 and $84,000, respectively. Cash used in investing activities during the six months ended June 30, 2018 was entirely from the purchase of property and equipment. Cash used in investing activities during the six months ended June 30, 2017 consisted of approximately $283,000 cash used for the purchase of property and equipment, partially offset by $199,200 proceeds from the sale of our investment in a subsidiary.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 and 2017 amounted to approximately $3,003,000 and $5,211,000, respectively. For the six months ended June 30, 2018, the net cash provided by financing activities resulted from approximately $2,027,000 of proceeds from convertible debt obligations, approximately $580,000 of proceeds from the issuance of loans payable, and approximately $575,000 from cash proceeds from the issuance of common stock, partially offset by the repayments of approximately $52,000 and dividends paid in cash of approximately $128,000. For the six months ended June 30, 2017, the net cash provided by financing activities resulted primarily from the offering of equity securities for net proceeds of approximately $3,580,000 and new borrowings of approximately $1,777,000, less repayments of approximately $146,000.

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

The following table summarizes the revenue recognized in our condensed consolidated statements of operations:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Real estate sales	$77,182	$-	$877,036	$-
Hotel room and events	164,011	160,550	387,579	424,499
Restaurants	66,173	77,881	156,270	168,150
Winemaking	87,775	76,922	227,171	299,750
Golf, tennis and other	1,251	97,942	26,259	139,433
	$396,392	$413,295	$1,674,315	$1,031,832

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

During the three and six months ended June 30, 2018 we recognized approximately $28,000 and $828,000 of revenues related to the sale of real estate lots which were included in deferred revenues as of December 31, 2017. For the three and six months ended June 30, 2018, we did not recognize any revenue related to performance obligations satisfied in previous periods. Contracts related to the sale of wine, agricultural products and hotel services have an original expected length of less than one year. We have elected not to disclose information about remaining performance obligations pertaining to contracts with an original expected length of one year or less, as permitted under the guidance.

As of June 30, 2018 and December 31, 2017, we had deferred revenue of $608,700 and $1,690,224, respectively, associated with real estate lot sale deposits, and $9,301 and $0, respectively, related to advance deposits for wine barrel and agricultural products, and we had $33,615 and $42,440, respectively, of deferred revenue related to hotel deposits. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the condensed consolidated statements of operations.

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

On June 20, 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payment transactions resulting for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2018, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Shares, Convertible Securities, Options and Warrants

Between February 2, 2018 and April 26, 2018, the Company sold convertible promissory notes (the “Convertible Notes”) in the amount of $2,026,730 to accredited investors. The Convertible Notes have a 90-day maturity, bear interest at 8% per annum and are convertible into the Company’s common stock at a at a 10% discount to the price used for the sale of the Company’s common stock in the Company’s next private placement offering. On June 30, 2018, a total of 1,285,517 shares of common stock were issued to certain holders of Convertible Notes who were accredited investors upon conversion of certain of the Convertible Notes representing $809,875 of principal and accrued interest. For these sales of securities, no general solicitation was used, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on May 23, 2018.

On June 30, 2018, the Company issued 822,000 shares of common stock at $0.70 per share for aggregate cash proceeds of $575,400. For this sale of securities, no general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended. A Form D was filed for these transactions on July 17, 2018.

Between July 2, 2018 and August 2, 2018, the Company sold 354,286 shares of common stock to accredited investors for total gross proceeds of $248,000 pursuant to a private placement. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on July 17, 2018, and an amended Form D was filed with the SEC on August 1, 2018.

Other than as set forth herein or in the Company’s current reports on Form 8-K, there have not been any sales of unregistered securities.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

The Company’s management is presently establishing and managing a new, wholly-owned subsidiary of the Company, Gaucho Group, Inc., a Delaware corporation (“Gaucho Group”). The Company’s Chairman, President and Chief Executive Officer, Scott L. Mathis, serves as Gaucho Group’s President and Chief Executive Officer, and the Company’s Chief Financial Officer, Maria I. Echevarria, serves as the Gaucho Group’s Treasurer and Secretary. Currently, Gaucho Group has one director, Scott L. Mathis, with plans to add two additional directors before or during the fourth quarter.

Gaucho Group is creating a platform and the infrastructure to manufacture, distribute and sell high end products created in Argentina under the brand name Gaucho – Buenos Aires. Gaucho – Buenos Aires is in the process of developing both its initial products for manufacture and sale and its e-commerce platform. With Gaucho – Buenos Aires, Algodon intends to add a high-end fashion and accessories e-commerce sector to its collection of luxury assets, connecting buyers with some of Argentina’s best creative talents that harness the country’s unique heritage and artisanship of products such as woven fabrics, leather goods and precious metal jewelry.

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

Date: August 14, 2018	ALGODON WINES & LUXURY DEVELOPMENT GROUP, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

