Form 10-Q
period 2018-09-30
Algodon Group, Inc.
filed 2018-11-19
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________.

Commission file number: 000-55209

Algodon Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2158952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 Fifth Avenue, 10th Floor

New York, NY 10010

(Address of principal executive offices)

212-739-7700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 19, 2018, there were 46,687,999 shares of common stock outstanding.

ALGODON GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALGODON GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current Assets
Cash	$42,062	$358,303
Accounts receivable, net of allowance of $2,772 and $3,421 at September 30, 2018 and December 31, 2017, respectively	155,186	188,067
Accounts receivable - related parties, net of allowance of $514,087 at each of September 30, 2018 and December 31, 2017	137,396	851,016
Advances and loans to employees	280,776	284,496
Inventory	1,049,265	1,388,666
Real estate lots held for sale	22,267	151,906
Prepaid expenses and other current assets	174,459	159,465
Total Current Assets	1,861,411	3,381,919
Property and equipment, net	3,016,693	4,532,890
Prepaid foreign taxes, net of deferred tax reserve of $249,727 and $392,593 at September 30, 2018 and December 31, 2017, respectively	311,900	342,312
Investment - related parties	8,845	26,401
Deposits	61,284	61,284
Total Assets	$5,260,133	$8,344,806

Liabilities, Temporary Equity and Stockholders’ Deficiency
Current Liabilities
Accounts payable	$529,485	$415,318
Accrued expenses, current portion	807,185	1,000,521
Deferred revenue	672,292	1,732,664
Loans payable, current portion, net of debt discount	355,944	256,724
Convertible debt obligations, net of debt discount	1,557,355	20,000
Current portion of other liabilities	98,729	19,156
Total Current Liabilities	4,020,990	3,444,383
Accrued expenses, non-current portion	106,391	247,515
Other liabilities, non-current portion	-	11,474
Loans payable, non-current portion, net of debt discount	763,881	634,930
Total Liabilities	4,891,262	4,338,302
Commitments and Contingencies
Series B convertible redeemable preferred stock, par value $0.01 per share, 902,670 shares authorized, 902,670 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively. Liquidation preference of $9,471,781 at September 30, 2018.	9,026,824	9,026,824
Stockholders’ Deficiency
Preferred stock, 11,000,000 shares authorized; Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; no shares are available for issuance.	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 46,738,532 and 43,067,546 shares issued and 46,687,999 and 43,063,135 shares outstanding as of September 30, 2018 and December 31, 2017, respectively.	467,384	430,674
Additional paid-in capital	83,663,629	80,902,967
Accumulated other comprehensive loss	(11,991,301)	(10,795,810)
Accumulated deficit	(80,751,310)	(75,544,081)
Treasury stock, at cost, 50,533 and 4,411 shares at September 30, 2018 and December 31, 2017, respectively.	(46,355)	(14,070)
Total Stockholders’ Deficiency	(8,657,953)	(5,020,320)
Total Liabilities, Temporary Equity and Stockholders’ Deficiency	$5,260,133	$8,344,806

See Notes to the Condensed Consolidated Financial Statements

ALGODON GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Sales	$439,982	$273,135	$2,114,297	$1,304,967
Cost of sales	(305,757)	(326,035)	(1,267,592)	(1,364,635)
Gross profit (loss)\	134,235	(52,900)	846,705	(59,668)
Operating Expenses
Selling and marketing	52,926	95,664	210,729	303,414
General and administrative	1,277,783	1,563,251	5,268,174	4,980,668
Depreciation and amortization	44,473	57,100	133,891	122,072
Total operating expenses	1,375,182	1,716,015	5,612,794	5,406,154
Loss from Operations	(1,240,947)	(1,768,915)	(4,476,089)	(5,465,822)

Other (Expense) Income
Interest expense, net	(92,972)	(104,134)	(499,719)	(239,467)
Gain on sale of investment in subsidiary	-	-	-	199,200
Gain on foreign currency translation	58,579	-	58,579	-
Total other (expense) income	(34,393)	(104,134)	(441,140)	(40,267)
Loss from Continuing Operations	(1,275,340)	(1,873,049)	(5,207,229)	(5,506,089)
Loss from Discontinued Operations	-	-	-	(106,543)
Net Loss	(1,275,340)	(1,873,049)	(5,207,229)	(5,612,632)
Series B preferred stock dividends	(225,998)	(133,860)	(539,311)	(185,196)
Net Loss Attributable to Common Stockholders	$(1,501,338)	$(2,006,909)	$(5,746,540)	$(5,797,828)

Net Loss per Basic and Diluted Common Share:
Loss from continuing operations	$(0.03)	$(0.04)	$(0.13)	$(0.13)
Loss from discontinued operations	-	-	-	-
Net Loss per Common Share	$(0.03)	$(0.04)	$(0.13)	$(0.13)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	46,159,288	43,036,406	44,223,334	42,982,321

See Notes to the Condensed Consolidated Financial Statements

ALGODON GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net Loss	$(1,275,340)	$(1,873,049)	$(5,207,229)	$(5,612,632)
Other Comprehensive Loss:
Foreign currency translation adjustments	(325)	(245,800)	(1,195,491)	(262,187)
Total Comprehensive Loss	$(1,275,665)	$(2,118,849)	$(6,402,720)	$(5,874,819)

See Notes to the Condensed Consolidated Financial Statements

ALGODON GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

	Series B Convertible Redeemable						Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency
Balance - December 31, 2017	902,670	$9,026,824	43,067,546	$430,674	4,411	$(14,070)	$80,902,967	$(10,795,810)	$(75,544,081)	$(5,020,320)
Stock-based compensation:
Common stock issued under 401(k) profit sharing plan	-	-	116,284	1,163	-	-	80,236	-	-	81,399
Options and warrants	-	-	-	-	-	-	565,436	-	-	565,436
Common stock issued for cash	-	-	1,890,993	18,911	-	-	1,304,784	-	-	1,323,695
Beneficial conversion feature on convertible debt issued	-	-	-	-	-	-	227,414	-	-	227,414
Common stock issued upon conversion of convertible debt and interest	-	-	1,285,516	12,855	-	-	797,020	-	-	809,875
Dividends declared on Series B convertible redeemable preferred stock	-	-	-	-	-	-	(474,719)	-	-	(474,719)
Common stock issued in satisfaction of dividends payable	-	-	378,193	3,781	-	-	260,491	-	-	264,272
Common stock returned to the Company to satisfy receivable	-	-	-	-	46,122	(32,285)	-	-	-	(32,285)
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(5,207,229)	(5,207,229)
Other comprehensive loss	-	-	-	-	-	-	-	(1,195,491)	-	(1,195,491)
Balance - September 30, 2018	902,670	$9,026,824	46,738,532	$467,384	50,533	$(46,355)	$83,663,629	$(11,991,301)	$(80,751,310)	$(8,657,953)

See Notes to the Condensed Consolidated Financial Statements

ALGODON GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(5,207,229)	$(5,612,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	47,883	59,680
Options and warrants	565,436	462,036
Unrealized foreign exchange gain	(58,579)	-
Net realized and unrealized investment losses	17,556	12,707
Depreciation and amortization	133,891	122,072
Amortization of debt discount	250,265	1,389
Provision for uncollectible assets	(142,499)	9,000
Gain on sale of investment in subsidiary	-	(199,200)
Decrease (increase) in assets:
Accounts receivable	518,372	(218,608)
Inventory	(11,267)	(169,659)
Prepaid expenses and other current assets	(198,757)	(8,594)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	296,130	(773,483)
Deferred revenue	(551,347)	(81,314)
Other liabilities	79,573	645
Total Adjustments	946,657	(783,329)
Net Cash Used in Operating Activities	(4,260,572)	(6,395,961)
Cash Flows from Investing Activities
Purchase of property and equipment	(370,696)	(440,856)
Proceeds from sale of investment in subsidiary	-	199,200
Net Cash Used in Investing Activities	(370,696)	(241,656)
Cash Flows from Financing Activities
Proceeds from loans payable	580,386	517,244
Repayments of loans payable	(165,037)	(32,328)
Proceeds from convertible debt obligations	2,332,230	1,260,000
Repayments of debt obligations	-	(140,000)
Dividends paid in cash	(129,297)	(60,515)
Proceeds from sale of Series B preferred stock	-	6,352,319
Proceeds from common stock offering, net of issuance costs	1,323,695	40,500
Net Cash Provided by Financing Activities	3,941,977	7,937,220
Effect of Exchange Rate Changes on Cash	373,050	(9,082)
Net (Decrease) Increase in Cash	(316,241)	1,290,521
Cash - Beginning of Period	358,303	131,190
Cash - End of Period	$42,062	$1,421,711

See Notes to the Condensed Consolidated Financial Statements

ALGODON GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the nine months ended
	September 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$296,930	$123,614
Income taxes paid	$-	$27,775

Non-Cash Investing and Financing Activity
Accrued stock-based compensation converted to equity	$81,399	$73,868
Debt and interest payable converted to equity	$809,875	$1,267,324
Common stock returned to Company to satisfy receivable	$32,285	$-
Beneficial conversion feature	$227,414	$-
Dividends declared on Series B Convertible Redeemable Preferred Stock	$474,719	$-
Common stock issued to satisfy dividends payable	$264,272	$-
Common stock issued in satisfaction of deferred revenue	$-	$124,539
Land purchased in exchange for note payable	$-	$517,390

See Notes to the Condensed Consolidated Financial Statements

ALGODON GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION

Algodon Group, Inc. (the “Company” or “Algodon”), a Delaware corporation, was incorporated on April 5, 1999. Effective October 1, 2018, the Company changed its name from Algodon Wines & Luxury Development, Inc. to Algodon Group, Inc. The Company currently invests in, develops and operates international real estate projects. The Company’s wholly-owned subsidiaries are InvestProperty Group, LLC, Algodon Global Properties, LLC, Algodon Europe, Ltd., and Gaucho Group.

Through its subsidiaries, the Company currently operates Algodon Mansion (“TAR”), a Buenos Aires-based luxury boutique hotel property and has redeveloped, expanded and repositioned an Argentine winery and golf resort property called Algodon Wine Estates (“AWE”) for subdivision of a portion of this property for residential development. The Company is also in the process of establishing and managing a new, wholly-owned subsidiary, Gaucho Group, a Delaware corporation, for the manufacture, distribution and sale of high-end fashion and accessories created in Argentina, through an e-commerce platform. Under the brand name Gaucho-Buenos Aires, the Gaucho Group is currently developing both its initial products for manufacture and sale and its e-commerce platform. The Gaucho Group has not yet begun to generate revenues.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses from continuing operations of $5,207,229 during the nine months ended September 30, 2018 and has an accumulated deficit of $80,751,310 at September 30, 2018. Cash used in operating activities was $4,260,572 for the nine months ended September 30, 2018. Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently funding operations on a month-to-month basis and needs to raise additional capital in order to continue to pursue its business objectives. The Company funded its operations during the nine months ended September 30, 2018 through the proceeds from convertible debt obligations of $2,332,230, proceeds from loans payable of $580,386, and net proceeds from the sale of common stock of $1,323,695. The Company repaid debt of $165,037 during the nine months ended September 30, 2018 and paid cash dividends of $129,297 during the nine months ended September 30, 2018.

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

ALGODON GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2018. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited consolidated financial statements.

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

Discontinued Operations

The Company accounted for its decision to close down its broker-dealer subsidiary as discontinued operations in accordance with the guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Accounting for Impairment or Disposal of Long-Lived Assets,” and ASC Topic 205, “Presentation of Financial Statements,” which require that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results shall be reported in the financial statements as discontinued operations. Accordingly, the results of operations for the broker dealer subsidiary during the periods presented are reclassified into a separate line item in the statements of operations. There were no assets or liabilities of discontinued operations as of September 30, 2018 or December 31, 2017.

Segment Information

The FASB has established standards for reporting information on operating segments of an enterprise in interim and annual financial statements. The Company currently operates in one segment which is the business of real estate development in Argentina. The Company’s chief operating decision-maker reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

ALGODON GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Highly Inflationary Status in Argentina

The International Practices Task Force (“IPTF”) of the Center for Audit Quality discussed the inflationary status of Argentina at its meeting on May 16, 2018 and categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%. Therefore, the Company has transitioned its Argentine operations to highly inflationary status as of July 1, 2018. Accordingly, the functional currency for Argentina has changed to the U.S. dollar, which is Algodon’s reporting currency.

For operations in highly inflationary economies, monetary asset and liabilities are translated at the exchange rate in effect at the balance sheet date. Any resulting exchange gains and losses are recorded in income and are reflected in gain on foreign currency translation on the accompanying statements of operations. Nonmonetary assets and liabilities, which include inventories, pre-paid expenses, property, plant and equipment and deferred revenues, are translated at their historical dollar cost. The historical cost of non-monetary assets and liabilities in existence as of the date of the Company’s transition to highly inflationary accounting was calculated using the exchange rate at June 30, 2018. During the three months and nine months ended September 30, 2018, the Company recorded a $58,579 gain on foreign currency translation as a result of the net monetary liability position of its Argentine subsidiaries.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound) except for the Company’s Argentine subsidiaries for the three-month period ended September 30, 2018, as described above. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period end exchange rates while income and expense accounts are translated at the average rates in effect during the during the period. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ deficit. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings.

Property and Equipment

Investments in property and equipment are recorded at cost. These assets are depreciated using the straight-line method over their estimated useful lives. Most of the Company’s assets are located in Argentina.

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

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award on the grant date, computed using the Black-Scholes pricing model. The grant date fair value of awards to employees and non-employees are recognized over the period for which services are required to be provided in exchange for the award, usually the vesting period. The Company accounts for forfeitures as they occur.

ALGODON GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $23,873 and $146,952 at September 30, 2018 and December 31, 2017, respectively, of which $23,873 and $92,168, respectively, represents cash held in Argentine bank accounts.

Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The guidance requires other comprehensive income (loss) to include foreign currency translation adjustments, except for foreign currency translation adjustments from highly inflationary economies, which are reflected on the statements of operations as gain (loss) on foreign currency translation.

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

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Real estate sales	$-	$-	$877,036	$-
Hotel room and events	194,848	119,585	582,427	544,084
Restaurants	64,224	58,443	220,494	226,593
Winemaking	68,055	91,433	295,226	391,183
Golf, tennis and other	112,855	3,674	139,114	143,107
	$439,982	$273,135	$2,114,297	$1,304,967

ALGODON GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenue from real estate lot sales is recorded when the lot is deeded, and legal ownership of the lot is transferred to the customer. Revenue from the sale of food, wine and agricultural products is recorded when the customer obtains control of the goods purchased. Revenues from hospitality and other services are recognized as earned at the point in time that the related service is rendered, and the performance obligation has been satisfied.

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. Deferred revenues associated with real estate lot sale deposits are recognized as revenues (along with any outstanding balance) when the lot sale closes, and the deed is provided to the purchaser. Other deferred revenues primarily consist of deposits accepted by the Company in connection with agreements to sell barrels of wine, advance deposits received for grapes and other agricultural products, and hotel deposits. Wine barrel and agricultural product advance deposits are recognized as revenues (along with any outstanding balance) when the product is shipped to the purchaser. Hotel deposits are recognized as revenue upon occupancy of rooms, or the provision of services.

During the three and nine months ended September 30, 2018 the Company recognized approximately $0 and $877,036, respectively, of revenues related to the sale of real estate lots which was included in deferred revenues as of December 31, 2017. For the three and nine months ended September 30, 2018, the Company did not recognize any revenue related to performance obligations satisfied in previous periods. Contracts related to the sale of wine, agricultural products and hotel services have an original expected length of less than one year. The Company has elected not to disclose information about remaining performance obligations pertaining to contracts with an original expected length of one year or less, as permitted under the guidance.

As of September 30, 2018 and December 31, 2017, the Company had deferred revenue of $645,732 and $1,690,224, respectively, associated with real estate lot sale deposits, and had $26,560 and $42,440, respectively, of deferred revenue related to hotel deposits. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the condensed consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2018	2017

Options	9,473,593	7,839,265
Warrants	1,332,045	1,903,730
Series B convertible preferred stock	9,029,700	-
Convertible debt	2,532,606	7,619,210
Total potentially dilutive shares	22,367,944	17,362,205

ALGODON GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, which increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, which allows entities the option to adopt this standard prospectively with a cumulative-effect adjustment to opening equity and include required disclosures for prior periods. The Company has identified its arrangements that are within the scope of the new guidance and continues to evaluate their potential impact on its consolidated financial statements and related disclosures. Upon adoption of ASU 2016-02, the Company does not expect material changes to the recognition of rent expense in its consolidated statements of operations; however, the adoption of ASU 2016-02 is expected to have a material impact on the Company’s consolidated balance sheet due to the requirement to recognize right-of-use assets and lease liabilities.

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

ALGODON GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On June 20, 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of ASC 718, Compensation—Stock Compensation to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company elected to early adopt ASU 2018-07 on July 1, 2018. The results of applying ASU 2018-07 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently evaluating the potential impact that adopting the applicable guidance will have on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions.

The Company has implemented all new accounting standards that are in effect and may impact its condensed consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

ALGODON GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. DISCONTINUED OPERATIONS

On November 29, 2016, the Company’s Board of Directors determined that it was in the Company’s best interest to close down its broker-dealer operations on December 31, 2016. On February 21, 2017, the Company’s request to FINRA for Broker-Dealer Withdrawal became effective.

Results of Discontinued Operations

There were no results of discontinued operations during the three and nine months ended September 30, 2018, or for the three months ended September 30, 2017. Results of discontinued operations for the nine months ended September 30, 2017 were as follows:

Revenues	$-
Gross profit	-
Operating expenses	(106,564)
Interest income	21
Loss from discontinued operations	$(106,543)

5. INVENTORY

Inventory is comprised of the following:

	September 30,	December 31,
	2018	2017

Vineyard in process	$160,036	$349,458
Wine in process	756,323	865,762
Finished wine	15,539	63,964
Other	117,367	109,482
	$1,049,265	$1,388,666

	September 30,	December 31,
	2018	2017
Real estate lots held for sale	22,267	151,906
Total	$22,267	$151,906

ALGODON GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company holds certain affiliate warrants earned by the broker-dealer subsidiary prior to its discontinuation of operations, which are marked to market at each reporting date using the Black-Scholes option pricing model. The Company recorded unrealized losses on the affiliate warrants of $1,105 and $17,556 during the three and nine months ended September 30, 2018, respectively, and $4,539 and $12,707 during the three and nine months ended September 30, 2017, respectively, which are included in revenue on the accompanying condensed consolidated statements of operations.

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

Investments – Related Parties at Fair Value

As of September 30, 2018	Level 1	Level 2	Level 3	Total

Warrants- Affiliates	$-	$-	$8,845	$8,845

As of December 31, 2017	Level 1	Level 2	Level 3	Total

Warrants- Affiliates	$-	$-	$26,401	$26,401

A reconciliation of Level 3 assets is as follows:

Warrants

Balance - December 31, 2017	$26,401
Unrealized loss	(17,556)
Balance - September 30, 2018	$8,845

	September 30,	December 31,
	2018	2017

Accumulated unrealized losses related to investments at fair value	$(20,308)	$(40,447)

ALGODON GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	September 30, 2018	December 31, 2017

Accrued compensation and payroll taxes	$327,316	$463,604
Accrued taxes payable - Argentina	35,034	63,550
Accrued interest	336,997	255,481
Other accrued expenses	107,838	217,886
Accrued expenses, current	807,185	1,000,521
Accrued payroll tax obligations, non-current	106,391	247,515
Total accrued expenses	$913,576	$1,248,036

8. LOANS PAYABLE

On March 31, 2017, the Company received a bank loan in the amount of $519,156 (ARS $8,000,000) (the “2017 Loan”). The 2017 Loan bears interest at 24.18% per annum and is due on March 1, 2021. Principal and interest will be paid in forty-two monthly installments beginning on October 1, 2017 and ending on March 1, 2021. The Company incurred interest expense on this loan of $16,826 and $59,614 during the three and nine months ended September 30, 2018, respectively, and incurred interest of expense on this loan of $29,285 and $55,127 during the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, the balance on the 2017 Loan is $163,885, of which $56,224 is recorded in loans payable, net, current and $107,661 is recorded in loans payable, net, non-current in the accompanying condensed consolidated balance sheets. Of the decrease in principal of $248,182 on the 2017 Loan during the nine months ended September 30, 2018, $38,117 resulted from principal payments made and $210,065 resulted from the effect of fluctuations in the foreign currency exchange rate during the period.

On August 19, 2017, the Company purchased 845 hectares of land adjacent to its existing property at AWE. The Company paid $100,000 at the date of purchase and executed a note payable in the amount of $600,000, denominated in U.S. dollars (the “Land Loan”) with a stated interest rate of 0% and with quarterly payments of $50,000 beginning on December 18, 2017 and ending August 18, 2021. At the date of purchase, the Company took possession of the property, with full use and access, but will not receive the deed to the property until after $400,000 of the purchase price has been paid. The Company imputed interest on the note at 7% per annum and recorded a discounted note balance of $517,390 on August 19, 2017. Amortization of the note discount in the amount of $7,984 and $22,941 for the three and nine months ended September 30, 2018, respectively, and amortization of the note discount in the amount of $1,389 for the three and nine months ended September 30, 2017, is recorded as interest expense on the accompanying condensed consolidated statements of operations. The balance on the note was $452,458, net of debt discount of $47,542 on September 30, 2018, of which $174,560 (net of discount of $25,440) is included in loans payable, net, current and $277,899 (net of discount of $22,101) is included in loans payable, net, non-current in the accompanying condensed consolidated balance sheets.

On January 25, 2018 the Company received a bank loan in the amount of $525,000 (the “2018 Loan”), denominated in U.S. dollars. The 2018 Loan bears interest at 6.75% per annum and is due on January 25, 2023. Principal and interest will be paid in 60 equal monthly installments of $10,311, beginning on February 23, 2018. The Company incurred interest expense of $7,989 and $22,042 on this loan during the three and nine months ended September 30, 2018, respectively.

ALGODON GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On June 4, 2018 the Company received a loan in the amount of $55,386 (ARS $1,600,000) which bears interest at 10% per month and is due upon demand of the lender (the “Demand Loan”). Interest is paid monthly. The Company incurred interest expense on this loan of $13,919 and $20,751, respectively, during the three and nine months ended September 30, 2018. The decrease in the principal balance of the Demand Loan during the period is the result of changes in the foreign currency exchange rate during the period.

The Company’s loans payable are summarized below:

	September 30, 2018			December 31, 2017
	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount

Demand Loan	$14,372	$-	$14,372	$-	$-	$-
2018 Loan	489,110	-	489,110	-	-	-
2017 Loan	163,885	-	163,885	412,047	-	412,047
Land Loan	500,000	(47,542)	452,458	550,000	(70,393)	479,607
Total Loans Payable	1,167,367	(47,542)	1,119,825	962,047	(70,393)	891,654
Less: current portion	381,384	(25,440)	355,944	287,838	(31,114)	256,724
Loans Payable, non-current	$785,983	$(22,102)	$763,881	$674,209	$(39,279)	$634,930

9. CONVERTIBLE DEBT OBLIGATIONS

During an offering that ended on September 30, 2010, the Company issued convertible notes with an interest rate of 8% and an amended maturity date of March 31, 2011 (the “2010 Debt Obligations”). The Company incurred interest expense of $9,464 and $27,863 during the three and nine months ended September 30, 2018, respectively, and $9,463 and $27,863 during the three and nine months ended September 30, 2017, respectively, on the 2010 Debt Obligations. As of December 31, 2017, the entire principal balance owed on the 2010 Debt Obligations has been repaid, however, accrued interest of $283,343 and $255,481 remained outstanding as of September 30, 2018, and December 31, 2017, respectively. Accrued interest on the 2010 Debt Obligations is not convertible.

On December 31, 2017, the Company sold a convertible promissory note in the amount of $20,000 to an accredited investor. From February 2, 2018 through April 26, 2018, the Company sold additional convertible promissory notes in the aggregate principal amount of $2,026,730 (together, the “Convertible Notes”). The Convertible Notes mature 90 days from the date of issuance, bear interest at 8% per annum and are convertible into the Company’s common stock at $0.63 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. The conversion option represented a beneficial conversion feature in the amount of $227,414 which was recorded as a debt discount with a corresponding credit to additional paid-in capital. The Company incurred total interest expense of $33,026 and $293,259, respectively, related to this debt during the three and nine months ended September 30, 2018, of which $7,821 and $227,414, respectively, represented amortization of debt discount.

On June 30, 2018, principal and interest of $794,875 and $15,000, respectively, owed on the Convertible Notes were converted into 1,285,516 shares of common stock at a conversion price of $0.63 per share. The remaining principal balance owed on the Convertible Notes of $1,251,854 is past due as of September 30, 2018.

ALGODON GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Between June 30, 2018 and September 11, 2018, the Company sold convertible promissory notes (the “Gaucho Notes”) in the amount of $305,500 to accredited investors. The Gaucho Notes bear interest at 7% per annum and mature on December 31, 2018. The Gaucho Notes and related accrued interest will be convertible into Gaucho Group common stock at the option of the holder, at a price representing 20% discount to the share price in a future offering of Gaucho Group common stock. The Company incurred total interest expense of $2,808 related to the Gaucho Notes during the three and nine months ended September 30, 2018.

The Company’s debt obligations as of September 30, 2018 and December 31, 2017 are summarized below:

	September 30, 2018			December 31, 2017
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

2010 Debt Obligations	$-	$283,343	$283,243	$-	$255,481	$255,481
Convertible Notes	1,251,855	50,846	1,302,701	20,000	-	20,000
Gaucho Notes	305,500	2,808	308,308	-	-	-
Total Debt Obligations	$1,557,355	$336,997	$1,894,352	$20,000	$255,481	$275,481

[1]	Accrued interest is included as a component of accrued expenses on the accompanying condensed consolidated balance sheets (see Note 7 – Accrued Expenses).

10. RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties of $137,396 and $851,016 at September 30, 2018 and December 31, 2017, respectively, represents the net realizable value of advances made to related, but independent, entities under common management, of which $78,140 and $724,591 respectively, represents amounts owed to the Company in connection with expense sharing agreements as described below.

Investments

See Note 6 – Investments and Fair Value of Financial Instruments, for information related to investments in related parties.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related entity, of which Algodon’s Chief Executive Officer is Chairman and Chief Executive Officer and Algodon’s Chief Financial Officer is an executive officer, to share expenses such as office space, support staff and other operating expenses. The Company is entitled to receive reimbursement of $87,719 and $227,378 for expenses incurred during the three and nine months ended September 30, 2018, respectively and $87,399 and $219,754 for expenses incurred during the three and nine months ended September 30, 2017, respectively, pursuant to this agreement. The entity owed $78,140 and $724,591, respectively, as of September 30, 2018 and December 31, 2017, under this agreement.

ALGODON GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company also had an expense sharing agreement with a different related entity to share expenses such as office space and other clerical services, which was terminated on August 2017. The owners of more than 5% of that entity include (i) Algodon’s Chairman, and (ii) a more than 5% owner of Algodon. The Company was entitled to receive reimbursement of $1,330 and $9,310 for expenses during the three and nine months ended September 30, 2017, pursuant to this agreement. The entity owed $396,116 to the Company under the expense sharing agreement as of September 30, 2018 and December 31, 2017, of which the entire balance is deemed unrecoverable and reserved.

11. BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction. A participant is always fully vested in their account, including the Company’s contribution. For the three and nine months ended September 30, 2018, the Company recorded a charge associated with its contribution of $14,697 and $49,268, respectively, and for the three and nine months ended September 30, 2017, the Company recorded a charge associated with its contribution of $15,866 and $59,680, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle prior year’s obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $0.70 and $2.00 per share for the nine months ended September 30, 2018 and 2017, respectively).

12. TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

Equity Incentive Plans

On July 27, 2018, the Board of Directors determined that no additional awards shall be granted under the Company’s 2008 Equity Incentive Plan, as amended (the “2008 Plan”) or the 2016 Stock Option Plan (the “2016 Plan”), and that no additional shares will be automatically reserved for issuance on each January 1 under the evergreen provision of the 2016 Plan.

On July 27, 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by the Company’s shareholders on September 28, 2018. The 2018 Plan provides for grants for the purchase of up to an aggregate of 1,500,000 shares, including incentive and non-qualified stock options, restricted and unrestricted stock, loans and grants, and performance awards. The number of shares available under the 2018 Plan will automatically increase on January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. Further, any shares subject to an award issued under the 2018 Plan, the 2016 Plan or the 2008 Plan that are canceled, forfeited or expired shall be added to the total number of shares available under the 2018 Plan. On September 20, 2018, the Company granted options for the purchase of 1,500,000 shares of common stock (see Stock Options, below), such that, as of September 20, 2018 there are no shares available to be issued under the 2018 Plan.

ALGODON GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Under the 2018 Plan, awards may be granted to employees, consultants, independent contractors, officers and directors or any affiliate of the Company as determined by the Board of Directors. The maximum term of any award granted under the 2018 shall be ten years from the date of grant, and the exercise price of any award shall not be less than the fair value of the Company’s stock on the date of grant, except that any incentive stock option granted under the 2018 Plan to a person owning more than 10% of the total combined voting power of the Company’s common stock must be exercisable at a price of no less than 110% of the fair market value per share on the date of grant.

Series B Preferred Stock

The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value (equal to face value of $10 per share), as defined, payable when, as and if declared by the Board of Directors. Cumulative dividends earned by the Series B stockholders were $181,746 and $539,311 for the three and nine months ended September 30, 2018, respectively and $133,860 and $185,196 for the three and nine months ended September 30, 2017, respectively. During 2018, Company’s Board of Directors declared dividends in the amount of $474,719. During 2018, the Company issued 378,193 shares of common stock valued at $0.70 per share, or $264,272, in satisfaction of certain dividends payable and paid cash dividends of $129,202. Dividends payable of $83,523 are included in the current portion of other liabilities at September 30, 2018. Cumulative unpaid dividends in arrears related to the Series B totaled $361,558 and $284,564 as of September 30, 2018 and December 31, 2017, respectively.

Common Stock

During March 2018, the Company issued 116,284 shares of common stock at $0.70 per share to settle its 2017 obligation, (an aggregate of $81,399) representing the Company’s 401(k) matching contributions to the Company’s 401(k) profit-sharing plan.

During the nine months ended September 30, 2018, the Company sold 1,890,993 shares of common stock at $0.70 per share for aggregate proceeds of $1,323,695.

During the nine months ended September 30, 2018, the Company issued 378,193 shares of common stock in satisfaction of preferred stock dividends (see Series B Preferred Stock, above), and 1,285,516 shares of common stock in satisfaction of convertible debt obligations (see Note 9 – Convertible Debt Obligations).

Treasury Stock

On May 19, 2018, a former employee transferred 46,122 shares of the Company’s common stock to the Company, as payment of a $32,285 receivable from the former employee.

Accumulated Other Comprehensive Loss

For three and nine months ended September 30, 2018, the Company recorded $325 and $1,195,491, respectively, of foreign currency translation adjustments as accumulated other comprehensive loss and for the three and nine months ended September 30, 2017, the Company recorded $245,800 and $262,187, respectively, of foreign currency translation adjustments as accumulated other comprehensive loss, primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 3 – Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

ALGODON GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warrants

A summary of warrants activity during the nine months ended September 30, 2018 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, December 31, 2017	1,465,296	2.17
Issued	-	-
Exercised	-	-
Expired	(133,251)	2.30
Outstanding, September 30, 2018	1,332,045	$2.16	1.8	$-

Exercisable, September 30, 2018	1,332,045	$2.16	1.8	$-

A summary of outstanding and exercisable warrants as of September 30, 2018 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$2.00	Common Stock	741,879	2.3	741,879
$2.30	Common Stock	401,859	0.6	401,859
$2.50	Common Stock	188,307	2.5	188,307
	Total	1,332,045		1,332,045

Stock Options

On February 12, 2018, the Company granted five-year options for the purchase of 1,304,328 shares of the Company’s common stock under the 2016 Plan, to certain employees of the Company. The options had an exercise price of $0.77 per share and vest 25% at the first anniversary of date of grant, with the remaining shares vesting ratably on a quarterly basis over the following three years. The options had an aggregate grant date fair value of $610,985, which will be recognized ratably over the vesting period.

On September 20, 2018, the Company granted five-year options for the purchase of 1,500,000 shares of the Company’s common stock under the 2018 Plan, of which options for the purchase of 1,080,000 shares of the Company’s common stock were granted to certain employees of the Company, options for the purchase of 200,000 shares of the Company’s common stock were granted to certain members of the Board of Directors and options for the purchase of 220,000 shares of the Company’s common stock were granted to consultants. The options had an exercise price of $0.539 per share and vest 25% at the first anniversary of date of grant, with the remaining shares vesting ratably on a quarterly basis over the following three years. The options had an aggregate grant date fair value of $149,956, which will be recognized ratably over the vesting period.

ALGODON GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Assumptions used in applying the Black-Scholes option pricing model during the three and nine months ended September 30, 2018 are as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2018

Risk free interest rate	2.96%	2.56% - 2.96%
Expected term (years)	3.6 - 5.0	3.6 - 5.0
Expected volatility	43.50%	43.50%
Expected dividends	0.00%	0.00%

There were no stock options granted during the three or nine months ended September 30, 2017.

During the three and nine months ended September 30, 2018, respectively, the Company recorded stock-based compensation expense of $177,105 and $565,436, respectively, and during the three and nine months ended September 30, 2017, the Company recorded stock-based compensation expense of $147,910 and $460,931, respectively, related to stock option grants, which is reflected as general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2018, there was $1,201,481 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.9 years.

A summary of options activity during the nine months ended September 30, 2018 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, December 31, 2017	9,234,265	2.18
Granted	2,804,328	0.65
Exercised	-	-
Expired	(2,505,000)	2.49
Forfeited	(60,000)	1.62
Outstanding, September 30, 2018	9,473,593	$1.65	2.8	$-

Exercisable, September 30, 2018	4,557,670	$2.33	1.3	$-

ALGODON GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents information related to stock options at September 30, 2018:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options

$0.54	1,500,000	-	-
$0.77	1,294,328	-	-
$1.10	1,370,000	-	-
$2.20	3,071,890	1.7	2,420,295
$2.48	2,237,375	0.9	2,137,375
	9,473,593	1.3	4,557,670

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

Commitments

The Company leases office space in New York City under an operating lease which expires on August 31, 2020. Rent expense for this property was $35,568 and $168,954 for the three months and nine months ended September 30, 2018, respectively, and $52,641 and $174,115 for the three months and nine months ended September 30, 2017, respectively, net of expense allocation to affiliates.

14. SUBSEQUENT EVENTS

Management has evaluated all subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued, require adjustment to or disclosure in the accompanying condensed consolidated financial statements.

Gaucho Notes

Between October 5, 2018 and October 28, 2018, the Company received proceeds of $450,000 from the issuance of Gaucho Notes to three investors (see Note 9 - Convertible Debt Obligations).

Foreign Currency Exchange Rates

The Argentine peso to United States dollar exchange rate was 35.9954, 41.2830 and 18.593 at November 14, September 30, 2018 and December 31, 2017, respectively.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of December 31, 2017, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

Unless the context requires otherwise, references in this document to “Algodon”, “we”, “our”, “us” or the “Company” are to Algodon Group, Inc. and its subsidiaries.

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

Through our subsidiaries, we currently operate Algodon Mansion, a Buenos Aires-based luxury boutique hotel property and we have redeveloped, expanded and repositioned a winery and golf resort property called Algodon Wine Estates for subdivision of a portion of this property for residential development. The Company is also in the process of establishing and managing a new, wholly-owned subsidiary, Gaucho Group. Under the brand name Gaucho-Buenos Aires, the Gaucho Group is currently developing both its initial products for manufacture and sale and its e-commerce platform.

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

Argentina discussion

We operate in Argentina through certain wholly owned subsidiaries. Our Argentine operations contributed approximately $411,000 or 93% of our consolidated revenues during the three months ended September 30, 2018 and contributed approximately $2,088,000 or 99% of our consolidated revenues during the nine months ended September 30, 2018.

The International Practices Task Force (“IPTF”) of the Center for Audit Quality discussed the inflationary status of Argentina at its meeting on May 16, 2018 and categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%. Therefore, we have transitioned our Argentine operations to highly inflationary status as of July 1, 2018. Accordingly, the functional currency for Argentina has changed to the U.S. dollar, which is Algodon’s reporting currency, for the three months ended September 30, 2018.

For operations in highly inflationary economies, monetary asset and liabilities are translated at the exchange rate in effect at the balance sheet date. Any resulting exchange gains and losses are recorded in income and are reflected in gain on foreign currency translation on the accompanying statements of operations. During the three months and nine months ended September 30, 2018, we recorded a $58,579 gain on foreign currency translation as a result of the net monetary liability position of our Argentine subsidiaries.

Nonmonetary assets and liabilities, which include inventories, pre-paid expenses, property, plant and equipment and deferred revenues, are translated at their historical dollar cost. The historical cost of non-monetary assets and liabilities in existence as of the date of our transition to highly inflationary accounting was calculated using the exchange rate at June 30, 2018. Nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed.

The operating environment in Argentina continues to be a challenging business environment, including the continuing significant devaluation of Argentina’s currency, high inflation and economic recession. Volatility and declines in the exchange rate are expected in the future, which could have an adverse impact on our Argentine revenues, net earnings, cash flows and net monetary asset position.

Recent Developments and Trends

Financings

During the nine months ended September 30, 2018, we raised, net of repayments, approximately $2.7 million of new capital through the issuance of debt, consisting primarily of proceeds from the issuance of convertible debt and loans payable, and we raised approximately $1.3 million of new capital from the sale of our common stock. We used the net proceeds from these debt and equity issuances for general working capital, capital expenditures and payment of cash dividends of approximately $129,000.

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

Liquidity

As reflected in our accompanying condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $80.8 million, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2017 and 2016, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing of our products and continue the development of our real estate holdings.

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

Consolidated Results of Operations

Three months September 30, 2018 compared to three months ended September 30, 2017

Overview

We reported net losses of approximately $1.3 million and $1.9 million for the three months ended September 30, 2018 and 2017, respectively.

Revenues

Revenues from continuing operations were approximately $440,000 and $273,000 during the three months ended September 30, 2018 and 2017, respectively, representing an increase of $167,000 or 61%. Increases of approximately $515,000 in hotel revenues and wine sales during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 were partially offset by decreases of approximately $348,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar during the period.

Gross profit (loss)

We generated a gross profit of approximately $134,000 for the three months ended September 30, 2018 as compared to a gross loss of approximately $53,000 for the three months ended September 30, 2017, representing an improvement in gross profit of $187,000, resulting from the increases in revenues and decrease in cost of sales during the period. Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $20,000 from $326,000 for the three months ended September 30, 2017 to $305,000 for the three months ended September 30, 2018. The decrease in cost of sales results primarily from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar partially offset by an increase in costs of sales as a result of the increase in revenues.

Selling and marketing expenses

Selling and marketing expenses were approximately $53,000 and $96,000 for the three months ended September 30, 2018 and 2017, respectively, representing a decrease of $43,000 or 45%. Selling and marketing expenses consist of advertising costs and other marketing efforts to promote the Algodon brand.

General and administrative expenses

General and administrative expenses were approximately $1,277,000 and $1,563,000 for the three months ended September 30, 2018 and 2017, respectively, representing a decrease of $286,000 or 18%, of which $181,000 results from the decline in the value of the Argentine peso vis-à-vis the U.S. dollar and $104,000 results primarily from decreases in professional fees and travel expenses during the quarter.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $44,000 and $57,000 during the three months ended September 30, 2018 and 2017, respectively, representing a decrease of $13,000.

Interest expense, net

Interest expense, net, was approximately $93,000 and $104,000 during the three months ended September 30, 2018 and 2017, respectively, representing a decrease of $11,000 or 11%. This decrease of approximately $11,000 was primarily due to the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, partially offset by increases resulting from the increase in debt outstanding during the period.

Gain on foreign currency translation

We recognized a gain on foreign currency translation of approximately $59,000 for the three months ended September 30, 2018 as a result of the implementation of highly inflationary accounting for our Argentine operations as of July 1, 2018 (see Argentina Discussion, above). We did not account for our Argentine operations using highly inflationary accounting during the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Overview

We reported net losses of approximately $5.2 million and $5.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Revenues

Revenues from continuing operations were approximately $2,114,000 and $1,305,000 during the nine months ended September 30, 2018 and 2017, respectively, representing an increase of $809,000 or 62%. Increases in real estate lot revenues of approximately $1,406,000, hotel and restaurant revenues of approximately $533,000 and wine and agriculture revenues of approximately $116,000 were partially offset by a decrease of approximately $1,254,000 from the impact of the fluctuations in exchange rate of the Argentine peso to the United States dollar during the period.

Gross profit (loss)

We generated a gross profit of approximately $847,000 for the nine months ended September 30, 2018, as compared to a gross loss of $60,000 during the nine months ended September 30, 2017, representing an improvement of $907,000. Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $97,000, or 7%, from $1,365,000 for the nine months ended September 30, 2017 to $1,266,000 for the nine months ended September 30, 2018. Decreases in cost of sales of approximately $710,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar, were partially offset by increases in in hotel, restaurant and wine costs which correspond to the increase in the related revenues as discussed above.

Selling and marketing expenses

Selling and marketing expenses were approximately $211,000 and $303,000 for the nine months ended September 30, 2018 and 2017, respectively, representing an decrease of $92,000, or 30%, which is primarily the result of stockholders’ events held during the first quarter of 2017 and decreases resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the during the nine months ended September 30, 2018 as compared to the same period in 2017.

General and administrative expenses

General and administrative expenses were approximately $5,268,000 and $4,981,000 for the nine months ended September 30, 2018 and 2017, respectively, representing an increase of $287,000 or 6%.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $134,000 and $122,000 during the nine months ended September 30, 2018 and 2017, respectively, representing an increase of $12,000 or 10%. It should be noted that an additional $116,000 and $70,000 of depreciation and amortization expense was charged to inventory during the nine months ended September 30, 2018 and 2017, respectively. Increases in depreciation resulting from investments in property and equipment during the period were partially offset by the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Interest expense, net

Interest expense was approximately $500,000 and $239,000 during the nine months ended September 30, 2018 and 2017, respectively, representing an increase of $261,000 or 109%. This increase was a result of an increase in the average outstanding principal balance of convertible debt and other loans payable outstanding during the period, and the amortization of the debt discount recorded related to the beneficial conversion feature on the convertible debt. These increases were partially offset by decreases in interest expense recognized related to Argentine debt, due to the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Gain on foreign currency translation

We recognized a gain on foreign currency translation of approximately $59,000 for the nine months ended September 30, 2018 as a result of the implementation of highly inflationary accounting for our Argentine operations as of July 1, 2018 (see Argentina Discussion, above). We did not account for our Argentine operations using highly inflationary accounting during the nine months ended September 30, 2017.

Gain on sale of investment in subsidiary

We owned approximately 96.5% of Mercari Communications Group, Ltd. (“Mercari”), a public shell corporation current in its SEC reporting obligations. On December 20, 2016, we entered into a Stock Purchase Agreement with a purchaser, whereby the purchaser agreed to purchase all of our shares of Mercari for $260,000. The sale of Mercari stock was completed on January 20, 2017 and we received net proceeds after expenses of $199,200.

Loss from discontinued operations

On November 29, 2016, our Board of Directors determined that it was in the Company’s best interest to close down DPEC Capital and we ceased our broker-dealer operations on December 31, 2016. On February 21, 2017, our request to FINRA for Broker-Dealer Withdrawal (“BDW”) became effective. The loss of approximately $107,000 from discontinued operations during the nine months ended September 30, 2017 consist primarily of expenses incurred to wind down the broker-dealer operations.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	September 30, 2018	December 31, 2017
Cash	$42,062	$358,303
Working Capital Deficiency	$(2,159,579)	$(62,464)

Based upon our working capital deficiency as of September 30, 2018, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have relied primarily on debt and equity private placement offerings to third party independent, accredited investors to sustain operations. During the nine months ended September 30, 2018, we received proceeds of approximately $2,332,000 from the issuance of convertible debt, approximately $580,000 of proceeds from loans payable and approximately $1,324,000 proceeds from the sale of our common stock.

The proceeds from these financing activities were used to fund our existing operating deficits, legal and accounting expenses associated with being a public company, capital expenditures associated with our real estate development projects, enhanced marketing efforts to increase revenues, payment of dividends to our preferred stockholders and the general working capital needs of the business.

As of September 30, 2018, we owe principal of approximately $1,167,00 in connection with notes payable (gross), of which approximately $381,000 represents current debt and $786,000 is due in installments through 2021. As of September 30, 2018, we also owe principal of approximately $1,557,000 in connection with convertible debt, of which $1,252,000 is past due and $305,500 matures on December 31, 2018.

In addition, between October 5, 2018 and October 28, 2018, we received $450,000 of cash proceeds from the sale of convertible debt, which matures on December 31, 2018. The debt is convertible at the option of the holder into Gaucho Group common stock at a 20% discount to the share price in a future offering of common stock by Gaucho Group.

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

Sources and Uses of Cash for the Nine months ended September 30, 2018 and 2017

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 and 2017 amounted to approximately $4,261,000 and $6,396,000, respectively. During the nine months ended September 30, 2018, the net cash used in operating activities was primarily attributable to the net loss of approximately $5,207,000 adjusted for approximately $814,000 of net non-cash expenses, and approximately $133,000 of cash provided by changes in the levels of operating assets and liabilities. During the nine months ended September 30, 2017, the net cash used in operating activities was primarily attributable to the net loss of approximately $5,613,000, adjusted for approximately $468,000 of net non-cash expenses, and approximately $1,251,000 of cash used by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 amounted to approximately $370,000 and $242,000, respectively. Cash used in investing activities during the nine months ended September 30, 2018 was entirely from the purchase of property and equipment. Cash used in investing activities during the nine months ended September 30, 2017 consisted of approximately $441,000 used for the purchase of property and equipment, including $100,000 towards the land acquisition discussed under “initiatives” in the recent developments section of the Management’s Discussion and Analysis. The remaining $600,000 purchase price related to the acquired land is being paid pursuant to the terms of an installment loan payable. Cash used to acquire property and equipment was partially offset by approximately $199,000 provided by the sale of our investment in a subsidiary.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 and 2017 amounted to approximately $3,942,000 and $7,937,000, respectively. For the nine months ended September 30, 2018, the net cash provided by financing activities resulted from approximately $2,332,000 of proceeds from convertible debt obligations, approximately $580,000 of proceeds from the issuance of loans payable, and approximately $1,324,000 from cash proceeds from the issuance of common stock, partially offset by debt repayments of approximately $165,000 and dividends paid in cash of approximately $129,000. For the nine months ended September 30, 2017, the net cash provided by financing activities resulted primarily from $6,352,000 and $40,500 from the sale of Series B preferred stock and common stock, respectively, $517,000 of proceeds from the issuance of loans payable, and $1,260,000 of proceeds from convertible debt obligations, partially offset by debt and loan repayments of approximately $172,000 and dividends paid in cash of approximately $61,000.

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

We are currently funding operations on a month to month basis. Based on current cash on hand and subsequent activity as described herein, we may not have sufficient funds to operate our business operations for the next twelve months. While we are exploring opportunities with third parties and related parties to provide some or all of the capital we need over the short and long terms, we have not entered into any external agreement to provide us with the necessary capital. Historically, the Company has been successful in raising funds to support our capital needs. If we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a going concern opinion in conjunction with their audits of our December 31, 2017 and 2016 consolidated financial statements.

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

We earn revenues from the real estate lot sales and sale of food and wine as well as hospitality, food and beverage, and other related services. We recognize revenue when goods or services are transferred to customers in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, we perform the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

The following table summarizes the revenue recognized in our condensed consolidated statements of operations:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Real estate sales	$-	$-	$877,036	$-
Hotel room and events	194,848	119,585	582,427	544,084
Restaurants	64,224	58,443	220,494	226,593
Winemaking	68,055	91,433	295,226	391,183
Golf, tennis and other	112,855	3,674	139,114	143,107
	$439,982	$273,135	$2,114,297	$1,304,967

Revenue from real estate lot sales is recorded when the lot is deeded, and legal ownership of the lot is transferred to the customer. Revenue from the sale of food, wine and agricultural products is recorded when the customer obtains control of the goods purchased. Revenues from hospitality and other services are recognized as earned at the point in time that the related service is rendered, and the performance obligation has been satisfied.

The timing of our revenue recognition may differ from the timing of payment by our customers. A receivable is recorded when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. Deferred revenues associated with real estate lot sale deposits are recognized as revenues (along with any outstanding balance) when the lot sale closes, and the deed is provided to the purchaser. Other deferred revenues primarily consist of deposits accepted by us in connection with agreements to sell barrels of wine, and advance deposits received for grapes and other agricultural products, and hotel deposits. Wine barrel and agricultural product advance deposits are recognized as revenues (along with any outstanding balance) when the product is shipped to the purchaser. Hotel deposits are recognized as revenue upon occupancy of rooms or the provision of services.

During the three and nine months ended September 30, 2018, we recognized approximately $0 and $877,036, respectively, of revenues related to the sale of real estate lots which was included in deferred revenues as of December 31, 2017. For the three and nine months ended September 30, 2018, we did not recognize any revenue related to performance obligations satisfied in previous periods. Contracts related to the sale of wine, agricultural products and hotel services have an original expected length of less than one year. We have elected not to disclose information about remaining performance obligations pertaining to contracts with an original expected length of one year or less, as permitted under the guidance.

As of September 30, 2018 and December 31, 2017, we had deferred revenue of $645,732 and $1,690,224, respectively, associated with real estate lot sale deposits, and had $26,560 and $42,440, respectively, of deferred revenue related to hotel deposits. Sales taxes and value-added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the condensed consolidated statements of operations.

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

Highly Inflationary Status in Argentina

The International Practices Task Force (“IPTF”) of the Center for Audit Quality discussed the inflationary status of Argentina at its meeting on May 16, 2018 and categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%. Therefore, we transitioned our Argentine operations to highly inflationary status as of July 1, 2018.

For operations in highly inflationary economies, monetary asset and liabilities are translated at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are translated at historical exchange rates. Income and expense accounts are translated at the weighted average exchange rate in effect during the period. Translation adjustments are reflected in gain on foreign currency translation on the accompanying statements of operations.

New Accounting Pronouncements

For a description of our recently issued accounting pronouncements, see Note 3 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2018, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time Algodon and its subsidiaries and affiliates are subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by its insurance coverage, and even if they are, if claims against Algodon and its subsidiaries are successful, they may exceed the limits of applicable insurance coverage

Item 1A. Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Shares, Convertible Securities, Options and Warrants

Between July 2, 2018 and September 11, 2018, the Company sold 1,068,993 shares of common stock to accredited investors for gross proceeds of $748,295 pursuant to a private placement. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on July 17, 2018, an amended Form D was filed with the SEC on August 1, 2018, and a second amended Form D was filed with the SEC on September 17, 2018.

In addition, between July 11, 2018 and October 28, 2018, the Company’s wholly-owned subsidiary, Gaucho Group, Inc. (“Gaucho Group”), sold convertible promissory notes in the amount of $755,500 to accredited investors. The maturity date of the notes is December 31, 2018, and at the option of the holder, the principal amount of the note plus accrued interest can be converted into Gaucho Group common stock at a 20% discount to the share price in a future offering of common stock by Gaucho Group. No general solicitation was used, no commissions were paid, and Gaucho Group relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on September 18, 2018.

On September 20, 2018, the Company granted five-year options for the purchase of 1,500,000 shares of the Company’s common stock under the 2018 Plan, of which options for the purchase of 725,000 shares of the Company’s common stock were granted to the Company’s President and CEO, Scott L. Mathis, and options for the purchase of 200,000 shares of the Company’s common stock were granted to Peter J. Lawrence, a member of the Board of Directors. The options have an exercise price of $0.539 per share and vest 25% at the first anniversary of date of grant, with the remaining shares vesting ratably on a quarterly basis over the following three years. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in connection with the sales.

Other than as set forth herein or in the Company’s current reports on Form 8-K, there have not been any sales of unregistered securities.

Item 3. Defaults upon Senior Securities

Of the aggregate principal amount of $2,046,730 of convertible promissory notes sold by the Company (please see Note 9 of the Notes to Financial Statements), all holders converted their promissory notes into common stock of the Company except for holders holding $1,251,854 (the “Outstanding Notes”). The Outstanding Notes matured at various dates between June 12, 2018 and July 12, 2018 (90 days from the date of issuance), bear interest at 8% per annum and are no longer convertible into the Company’s common stock.

The remaining principal balance owed on the Outstanding Notes is $1,251,854 as of September 30, 2018. Total accrued interest due related to the Outstanding Notes is $50,846 as of September 30, 2018 and is $64,755 as of the date of the filing of this Quarterly Report on November 19, 2018.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

On July 27, 2018, the Board of Directors of the Company (the “Board of Directors”) adopted the 2018 Equity Incentive Plan (the “2018 Plan”). Also on July 27, 2018, the Board of Directors determined that no additional awards will be granted under the Company’s 2008 Equity Incentive Plan, as amended (the “2008 Plan”) or the 2016 Stock Option Plan (the “2016 Plan”), and that no additional shares will be automatically reserved for issuance on each January 1 under the evergreen provision of the 2016 Plan. Further, any shares subject to an award issued under the 2018 Plan, the 2016 Plan or the 2008 Plan that are canceled, forfeited or expired shall be added to the total number of shares available under the 2018 Plan.

On September 28, 2018, the Company’s stockholders approved the 2018 Plan. Under the 2018 Plan, 1,500,000 shares of common stock of the Company are authorized for issuance, with an automatic annual increase on January 1 of each year equal to 2.5% of the total number of shares of common stock outstanding on such date, on a fully diluted basis.

Summary of the Plan

The following is a summary of principal features of the 2018 Plan. The summary, however, does not purport to be a complete description of all the provisions of the 2018 Plan—please see Exhibit 4.4 to this Quarterly Report. The 2018 Plan includes two types of options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards. Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, are referred to as incentive options. Options which are not intended to qualify as incentive options are referred to as non-qualified options.

The 2018 Plan is presently administered and interpreted by a committee of the Board of Directors which is comprised of at least two independent members of the Board of Directors (the “Committee”). In the absence of this committee, the Board of Directors shall administer the 2018 Plan. In addition to determining who will be granted options or other awards under the 2018 Plan and what type of awards will be granted, the Committee has the authority and discretion to determine when awards will be granted and the number of awards to be granted. The Committee also may determine the terms and conditions of the awards; amend the terms and conditions of the awards; how the awards may be exercised whether in cash or securities or other property; establish, amend, suspend, or waive applicable rules and regulations and appoint agents to administer the 2018 Plan; take any action for administration of the 2018 Plan; and adopt modifications to comply with laws of non-U.S. jurisdictions.

Participants in the 2018 Plan consist of “Eligible Persons”, who are employees, officers, consultants, advisors, independent contractors, or directors providing services to the Company or any affiliate of the Company as determined by the Committee. The Committee may take into account the duties of persons selected, their present and potential contributions to the success of Company and such other considerations as the Committee deems relevant to the purposes of the 2018 Plan.

The maximum number of shares subject to an award granted during a fiscal year to any member of the Board of Directors (exclusive of shares subject to an award issued to any director in his or her capacity as an employee of the Company), together with any cash fees paid to such director during the fiscal year shall not exceed a total value of $100,000 (calculating the value of any awards based on the grant date fair value for financial reporting purposes).

The exercise price of any option granted under the 2018 Plan must be no less than 100% of the “fair market value” of the Company’s common stock on the date of grant. Any incentive stock option granted under the 2018 Plan to a person owning more than 10% of the total combined voting power of the common stock must be at a price of no less than 110% of the fair market value per share on the date of grant.

Unless otherwise determined by the Committee, awards remain exercisable for a period of six months (but no longer than the original term of the award) after a participant ceases to be an employee or the consulting services are terminated due to death or disability. All restricted stock held by the participant becomes free of all restrictions under the 2018 Plan, and any payment or benefit under a performance award is forfeited and cancelled at time of termination unless the participant is irrevocably entitled to such award at the time of termination, where termination results from death or disability. Termination of service as a result of anything other than death or disability results in the award remaining exercisable for a period of one month (but no longer than the original term of the award) after termination and any payment or benefit under a performance award is forfeited and cancelled at time of termination unless the participant is irrevocably entitled to such award at the time of termination. All restricted stock held by the participant becomes free of all restrictions unless the participant voluntarily resigns or is terminated for cause, in which event the restricted stock is transferred back to the Company.

The Committee may amend, alter, suspend, discontinue or terminate the 2018 Plan at any time; provided, however, that, without the approval of the stockholders of the Company, no such amendment, alteration, suspension, discontinuation or termination shall be made that, absent such approval: (i) violates the rules or regulations of any securities exchange that are applicable to the Company; (ii) causes the Company to be unable, under the Internal Revenue Code, to grant incentive stock options under the 2018 Plan; (iii) increases the number of shares authorized under the 2018 Plan other than the 2.5% increase per year; or (iv) permits the award of options or stock appreciation rights at a price less than 100% of the fair market value of a share on the date of grant of such award, as prohibited by the 2018 Plan or the repricing of options or stock appreciation rights, as prohibited by the 2018 Plan.

On September 20, 2018, the Company granted options for the purchase of 1,500,000 shares of common stock (see Item 3 above), such that, as of the date of this Quarterly Report, there are no shares available to be issued under the 2018 Plan.

Also on September 20, 2018, the Board of Directors determined that the term of the Employment Agreement between Scott Mathis, Chairman, President, and Chief Executive Officer of the Company and the Company, dated September 28, 2015, would be extended on the same terms and conditions for a period of 120 days, until January 28, 2019.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

2.1	Stock Purchase Agreement between the Company and China Concentric Capital Group, Inc., dated December 20, 2016 (2)
2.2	First Amendment to the Stock Purchase Agreement between the Company and China Concentric Capital Group, Inc., dated January 17, 2017 (2)
2.3	Escrow Agreement between the Company, China Concentric Capital Group, Inc., and J.M. Walker & Associates, dated December 16, 2016 (2)
2.4	First Amendment to the Escrow Agreement between the Company, China Concentric Capital Group, Inc., and J.M. Walker & Associates, dated January 17, 2017 (2)
3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013 (1)
3.2	Amendment to the Amended and Restated Certificate of Incorporation filed on September 20, 2018 and effective October 1, 2018*
3.3	Amended and Restated Bylaws (1)
4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013 (1)
4.2	Amendment No. 1 to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated February 28, 2017 (3)
4.3	Certificate of Designation of Series B Convertible Preferred Stock, dated February 28, 2017 (3)
4.4	2018 Equity Incentive Plan*
10.1	Employment Agreement by and between Algodon Wines & Luxury Development Group, Inc. and Scott L. Mathis dated September 28, 2015(4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2017.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2017.
(4)	Incorporated by reference from the Company’s Quarterly report on Form 10-Q, filed on November 16, 2015.
*	Filed herewith.
**	Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2018	ALGODOON GROUP, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

