Form 10-K
period 2018-12-31
Gaucho Group Holdings, Inc.
filed 2019-04-01
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-55209

Gaucho Group Holdings, Inc.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.70) was $28,583,125. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of April 1, 2019, there were 49,215,857 shares of the registrant’s common stock outstanding.

INDEX

Forward Looking Statements

PART I

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2018 contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). To the extent that any statements made in this Annual Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements may be identified by the use of words such as expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words or phrases of similar meaning. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements are subject to a number of risks and uncertainties discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. All forward-looking statements attributable to us are expressly qualified by these and other factors. We cannot assure you that actual results will be consistent with these forward-looking statements.

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

ITEM 1. BUSINESS

Business and Overview of Gaucho Group Holdings, Inc.

Gaucho Group Holdings, Inc. (the “Company”) was incorporated on April 5, 1999. Effective October 1, 2018, the Company changed its name from Algodon Wines & Luxury Development, Inc. to Algodon Group, Inc., and effective March 11, 2019, the Company changed its name from Algodon Group, Inc. to Gaucho Group Holdings, Inc. (“GGH”). Through its wholly-owned subsidiaries, GGH invests in, develops and operates real estate projects in Argentina. GGH operates a hotel, golf and tennis resort, vineyard and producing winery in addition to developing residential lots located near the resort. In 2016, GGH formed a new subsidiary and in 2018, established an e-commerce platform for the manufacture and sale of high-end fashion and accessories. The activities in Argentina are conducted through its operating entities: InvestProperty Group, LLC, Algodon Global Properties, LLC, The Algodon – Recoleta S.R.L, Algodon Properties II S.R.L., and Algodon Wine Estates S.R.L. Algodon distributes its wines in Europe through its United Kingdom entity, Algodon Europe, LTD.

The below table provides an overview of GGH’s operating entities.

Entity Name	Abbreviation	Jurisdiction & Date of Formation	Ownership	Business
InvestProperty Group, LLC (“InvestProperty Group”)	IPG	Delaware, October 27, 2005	100% by GGH	Real estate acquisition and management in Argentina

Algodon Global Properties, LLC	AGP	Delaware, March 17, 2008	100% by GGH	Holding company

The Algodon - Recoleta S.R.L.	TAR	Argentina, September 29, 2006	100% by GGH through IPG, AGP and APII	Hotel owner and operating entity in Buenos Aires

Algodon Europe, Ltd	AEU	United Kingdom, September 23, 2009	100% by GGH through IPG	Algodon Wines distribution company

Algodon Properties II S.R.L.	APII	Argentina, March 13, 2008	100% by GGH through IPG and AGP	Holding company in Argentina

Algodon Wine Estates S.R.L.	AWE	Argentina, July 16, 1998	100% by GGH through IPG, AGP, APII and TAR	Resort complex including real estate development and wine making in Argentina; owns vineyard, hotel, restaurant, golf and tennis resort in San Rafael, Mendoza, Argentina

Gaucho Group, Inc.	GG	Delaware, September 12, 2016	100% by GGH	Manufacture and sales and e-commerce platform

Argentina Activities

GGH, through its wholly-owned subsidiary and holding company, InvestProperty Group (“IPG”), identifies and develops specific investments in the boutique hotel, hospitality and luxury property markets and in other lifestyle businesses such as wine production and distribution, golf, tennis and real estate development. GGH also operates hotel, hospitality and related properties and is actively seeking to expand its real estate investment portfolio by acquiring additional properties and businesses in Argentina, or by entering into strategic joint ventures. Using GGH’s icon wines as its ambassador, GGH’s mission is to develop a group of real estate projects under its ALGODON® brand with the goal of developing synergies among its luxury properties. In 2016, GGH formed a new wholly-owned subsidiary, Gaucho Group Inc. (“GG”), and in 2019, the entity became active in the manufacture and sale of high-end fashion and accessories in Argentina. As of December 31, 2018, GG was still in the final stage of development and not yet operational. GGH’s senior management is based in its corporate offices in New York City. GGH’s local operations are managed by professional staff with substantial hotel, hospitality and resort experience in Buenos Aires and San Rafael, Argentina.

GGH’s Concept and Business: Repositioning of Hotel Properties, Luxury Destinations and Residential Properties

GGH, through IPG, focuses on opportunities that create value through repositioning of underperforming hotel and commercial assets such as hotel/residential/retail destinations. Repositioning means we are working to gradually increment our average fares to solidify our position as a luxury option. This trend has been well received in large metropolitan areas which have become quite competitive. We believe that the trend is now trickling down to secondary metropolitan, resort and foreign markets where there is significantly less competition from the established major operators. We continue to seek opportunities where value can be added through re-capitalization, repositioning, expansion, improved marketing and/or professional management. We believe that GGH can increase demand for all of a property’s various offerings, from its rooms, to its dining, meeting and entertainment facilities, to its retail establishments through careful branding and positioning of properties. While the maxim remains true that the three most important factors in real estate are “location, location, location,” management believes that “style and superior service” have grown in importance and can lead to increased operating revenues and capital appreciation.

We are currently increasing our activity, occupancy and presence in the market by using direct marketing actions (Facebook, Trip Advisor, Relais & Chateau chains, internet presence), and expanding our net of travel agencies and operators, introducing effective changes in our direct sales capacity (new sales-oriented webpages, joint ventures with other hotel organizations, training of our reservations employees, implementing new reservation software). We have also reached out to travel industry media operators to develop new strategic relationships and we are implementing a new commercial management operation for a more aggressive approach with a sales-oriented objective. GGH has built a team of industry professionals to assist in implementing its vision toward repositioning real estate assets. See “Item 10 Directors, Executive Officers and Corporate Governance.”

Plan of Operations

GGH continues to implement its growth and development strategy that includes a luxury boutique hotel, a resort estate, vineyard and winery, the sale of high-end fashion and accessories, and a large land development project including residential houses within the vineyard. See “Algodon Wine Estates” below.

Long Term Growth Strategy

One of GGH’s goals include positioning its brand ALGODON® as one of luxury. We continue to form strategic alliances with well-established luxury brands that have strong followings to create awareness of the GGH brand and help build customer loyalty. To date, GGH has been associated and co-branded with several world-class luxury brands including Relais & Châteaux, Veuve Clicquot Champagne (owned by Louis Vuitton Moët Hennessy), Davidoff Cigars, and L’Occitane.

The Company hopes to continue to self-finance future acquisition and development projects because in countries like Argentina, having cash available to purchase land and other assets provides an advantage to buyers. Bank financing in such countries is often difficult or impossible to obtain. To be able to grow our business and expand into new projects, the Company would first want to deploy excess cash generated by operations, but significant amounts of excess cash flow is not anticipated for at least a number of years. Another option would be obtaining new investment funds from investors, including a possible public offering, and/or borrowing from institutional lenders. GGH may also be able to acquire property for stock instead of cash.

The ALGODON® Brand

We believe that the force and power of brand is of paramount importance in the luxury real estate/hotel market. GGH has developed the ALGODON® brand, one of distinction, refinement and elegance. Inspired by both the Cotton Club days of the Roaring 20’s and the distinctive style and glamour of the 50’s Rat Pack when travel and leisure was synonymous with cultural sophistication, this brand concept was taken from the Spanish word for “cotton.” ALGODON® connotes a clean and pure appreciation for the good life, a sense of refined culture, and ultimately a destination where the best elements of the illustrious past meet the affluent present. GGH is looking to attract attention and upscale demographic visitors to the ALGODON® properties and to round out the brand experience in various other forms including music, dining, wine, sports and apparel, by marketing themes that highlight active lifestyles and the pleasures of life. Management believes that these types of brand extensions will serve to reinforce the overall brand recognition and further build upon GGH’s core presence in the luxury hotel segment.

Description of Specific Investment Projects

GGH has invested in two ALGODON® brand properties located in Argentina. The first property is Algodon Mansion, a Buenos Aires-based luxury boutique hotel that opened in 2010 and is held in IPG’s subsidiary, The Algodon – Recoleta S.R.L. (“TAR”). The second property, held by Algodon Wine Estates S.R.L., is a Mendoza-based winery and golf resort called Algodon Wine Estates, which was subdivided for residential development, and expanded by acquiring adjoining wine producing properties.

Algodon Mansion

The Company, through TAR, has renovated a hotel in the Recoleta section of Buenos Aires called Algodon Mansion, a stately six-story mansion (including roof-top facilities and basement) located at 1647 Montevideo Street, a tree-lined street in Recoleta, one of the most desirable neighborhoods in Buenos Aires. The property is approximately 20,000 square feet and is a ten-suite premium-luxury hotel with a restaurant (seating approximately 62), a wine bar (seating approximately 20), a dining room for private events (seating approximately 16) and a rooftop that houses a luxury spa, terrace pool, and chic open-air cigar bar and lounge. Each guest room is an ultra-luxury two-to-three room suite, each approximately 510-1,200 square feet. Recoleta is Buenos Aires’ embassy and luxury hotel district and has fashionable boutiques, high-end restaurants, cafés, art galleries, and opulent belle époque architecture. The Algodon Mansion was featured in an article by Huffington Post in January 2018, which praised the luxurious accommodations, impressive suites, and fine amenities of the hotel. In 2016, the Algodon Mansion hotel received an international award of excellence from TripExpert and was awarded 8th place in the ‘Top 20 International Hideaway’ category for Andrew Harper’s 2016 Readers’ Choice Awards.

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

Algodon Wine Bar, located in the Algodon Mansion lobby, offers a unique wine list that exemplifies the Argentinean wine portfolio, with emphasis on the premium and icon vintages of GGH’s own private collection from Algodon Wine Estates in Mendoza.

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

Algodon Wine Estates

In July 2007, Algodon Wine Estates S.R.L. (“AWE”) acquired 718 acres located in the Cuadro Benegas district of San Rafael, Mendoza. Since 2007, AWE has purchased additional land adjacent to the original 718-acre property, culminating in a 4,138-acre area known as Algodon Wine Estates. The resort property is part of the Mendoza wine region nestled in the foothills of the Andes mountain range. This property includes a winery (whose vines date back to the mid-1940’s), a 9-hole golf course, tennis, restaurant and hotel. The estate is situated on Mendoza’s Ruta del Vino (Wine Trail). The 4,138-acre property has an impressive lineage, both in terms of wine production and golf, and features structures on the property that date back to 1921.

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

In March 2014, Algodon Wine Estates acquired its own bottling machine in order to improve the winery’s production capacity. This bottling machine allows our winemakers to bottle when desired and when necessary, rather than depending on the availability of external bottling facilities. In April 2014, new stainless-steel wine tanks were added to the winery, increasing storage capacity by 55,000 liters. This includes five 5,000-liter tanks and three 10,000-liter tanks. These upgrades have significantly increased our production capacity. During the production year of 2017 we produced 74,710 liters, which translates to about 99,613 bottles or 8,300 cases of wine. During the production year of 2018 we produced 57,775 liters of wine, which translates to about 77,000 bottles or 6,500 cases of wine, representing a reduction in production of 23% from 2017 due to changes in the wine market.

In an effort to increase distribution of its wines, Algodon Wine Estates is working with a number of importers operating in some of the world’s chief markets for premium wines. In Europe, Algodon Wine Estates warehouses its wines in Amsterdam for central distribution to clients in Germany and in the U.K. through Condor Wines (www.condorwines.co.uk), which works with regional distribution partners throughout the U.K. such as hotel and restaurant chains, regional and national brewers, pub companies, wholesalers and wine merchants. In the United States, Algodon Fine Wines is available for sale online at Sherry-Lehmann.com (which ships to 39 states), at Sherry-Lehmann’s iconic retail store in New York City, at Spec’s Wines, Spirits and Finer Foods retail stores in Texas, and Wally’s Wine & Spirits retail store located in Los Angeles. GGH’s Fine Wine’s Malbec is currently featured on the esteemed wine list of West London’s The Fat Duck, a Michelin 3-Star Restaurant, and arguably the U.K.’s most famous eatery.

On June 1, 2016, the Company executed an import and distribution agreement with Seaview Imports, whose principal location is 48 Harbor Park Drive, Suite D, Port Washington, NY 10150.

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

James Galtieri holds the title of Senior Wine Advisor on GGH’s Advisory Board. James is a founding partner and former President/CEO of Pasternak Wine Imports, a renowned national wine importer and distributor, founded in 1988 in partnership with Domaines Barons de Rothschild (Lafite). He currently maintains an advisory role to Domaines Barons de Rothschild (Lafite), and he is the current President/CEO at Seaview Imports LLC., a national wine importer (based in New York) covering the U.S. market with high-quality, exclusive wine brands. James has considerable background and experience in wine knowledge and wine market dynamics, and he is specialized in corporate management in the wine & spirit industry.

Algodon Wine Estates launched its ultra-premium wine under the “PIMA” brand in November 2012. PIMA by GGH is a single vineyard wine that has been crafted from the finest handpicked grapes of GGH’s 1946 Malbec and 1946 Bonarda vineyards utilizing microvinification (barrel fermentation) process from day one of harvest. PIMA wine is a limited collection which currently retails for approximately $100 per bottle. Most recently, Algodon Wine’s 2010 Bonarda ranked among the World Association of Wine & Spirit Writers’ and Journalists’ (WAWWJ®) Top 100 Wines of the World 2014, and its 2014 Bonarda was awarded a gold medal at the 2017 New York World Wine & Spirits Competition. In 2016, GGH’s Black Label Malbec was awarded a gold medal in the Global Malbec Masters 2016 Wine Competition.

Algodon Wine Estates – Real Estate Development

AWE has acquired a substantial amount of contiguous real estate surrounding its project in Mendoza, Argentina. This land was purchased with the purpose of developing a vineyard-resort and attracting investment in second or third homes for the well-to-do from around the world. GGH continues to invest in the ongoing costs of building out infrastructure and anticipates that sales of lots will gradually improve and accelerate as worldwide economic conditions improve.

GGH is currently marketing portions of the property to be developed into luxury residential homes and vineyard estates. Management believes that the power of the ALGODON® brand combined with an attractive package of amenities will promote interest in the surrounding real estate. The estate’s master plan features a luxury golf and vineyard living community, made up of six distinct village sectors, with 610 home sites ranging in size from 0.2 to 2.8 hectares (0.5 to 7 acres) for private sale and development. The development’s village sectors have been designed and named in accordance with their characteristic surroundings and landscape: the Wine & Golf Village, the Polo & Equestrian Village, the Sierra Pintada Village, The North Vineyard & Orchard Village, The South Vineyard & Orchard Village, and the Desert Vista Village. The development is located fifteen minutes from both the local airport and city center.

Ginevra Sotheby’s International Realty provides sales representation for GGH’s residential development. Ginevra Sotheby’s International Realty is a leading luxury real estate firm in Buenos Aires, Argentina with listings in the most prestigious neighborhoods in the city of Buenos Aires and the rest of the country. Through Ginevra Sotheby’s International Realty’s website (ginevrasir.com), Algodon Wine Estates listings will be marketed on the sothebysrealty.com, to a global clientele.

GGH is developing lots for sale to third party builders and is not engaged in any construction activity. To date, twenty-five lots have been sold. Revenue is recorded when the sale closes and the deeds are issued. During 2018, the Company closed on the sale of 12 of its lots and recorded revenue of $1,468,000. As of December 31, 2018, the Company has $995,327 of deposits for pending sales.

Owning real estate in Argentina is subject to risk. For more information see “Risk Factors.”

Projects and Business Initiatives in Development

GGH’s luxury branded assets have come to be associated with the country’s finest experiences through award-winning wines and exceptional luxury destinations. We have begun developing U.S.-based e-commerce websites designed to deliver Argentine luxury goods to the U.S. marketplace and elsewhere around the globe. We believe the potential for scale here is particularly significant as Argentina is now making noteworthy re-entry to international trade. With Argentina in the process of re-opening its borders, we believe it is poised to regain its status as a cultural and fashion exporter, and that there may be a sizeable appetite in the U.S. and elsewhere for luxury products that feature a distinctly Argentine point of view. We are excited about the potential for scale here.

Gaucho - Buenos Aires™

Gaucho – Buenos Aires™ is a new luxury fashion and accessories brand that is the result of more than a decade’s investment in Argentina’s heart and soul, featuring luxury products that merge the traditional Gaucho style with a modern twist, infused with uniqueness and modern Buenos Aires glamour. Gaucho – Buenos Aires™, GGH adds a high-end fashion and accessories e-commerce sector to GGH’s collection of luxury assets, connecting buyers with some of Argentina’s best creative talents that harness the country’s unique heritage and artisanship of products such as woven fabrics, leather goods and precious metal jewelry. Today there is not a single Argentine fashion brand that is a household name; GGH believes Gaucho - Buenos Aires™ has the ability to fill that void.

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

Ticker Symbol

GGH was verified for trading on the OTCQB Venture Marketplace under the symbol “VINO” on March 7, 2016.

Employees

Including the operating subsidiaries in Argentina, the Company has approximately 58 full-time employees. In Argentina, GGH also employs temporary, seasonal employees during the busy harvest season. In the United States, GGH currently employs approximately 8 full-time employees. None of the employees in the United States are covered by a collective bargaining agreement and management believes it has good relations with its employees.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are the risks we have identified and which we currently deem material or predictable. We also may face additional risks and uncertainties not currently known to us, or which as of the date of this annual report we might not consider significant, which may adversely affect our business. In general, you take more risk when you invest in the securities of issuers in emerging markets such as Argentina than when you invest in the securities of issuers in the United States. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the price of our common stock could decline, and you may lose all or part of your investment.

In evaluating the Company, its business and any investment in the Company, readers should carefully consider the following factors:

Risks Relating to Argentina

As of the date of this annual report, the majority of our operations, property and sales are located in Argentina. As a result, the quality of our assets, our financial condition and the results of our operations are dependent upon the macroeconomic, regulatory, social and political conditions prevailing in Argentina from time to time. These conditions include growth rates, inflation rates, exchange rates, taxes, foreign exchange controls, changes to interest rates, changes to government policies, social instability, and other political, economic or international developments either taking place in, or otherwise affecting, Argentina.

Economic and political instability in Argentina may adversely and materially affect our business, results of operations and financial condition.

The Argentine economy has experienced significant volatility in recent decades, characterized by periods of low or negative GDP growth, high and variable levels of inflation and currency depreciation and devaluation. The economy has experienced high inflation and GDP growth has been sluggish in the last few years. On October 8, 2018, the International Monetary Fund (IMF) published the “World Economic Outlook” report. The IMF noted that after growing by 2.9 percent in 2017, Argentina is expected to contract by 2.6 percent in 2018, a large downward revision relative to the April 2018 forecast, reflecting recent financial market disruptions, high real interest rates, and the faster fiscal consolidation under the exceptional access Stand-By Arrangement approved in June 2018. Further, the IMF forecasted that the economy is expected to contract by a further 1.6 percent in 2019 with growth of 3.2 percent expected over the medium term under the steady implementation of reforms and returning confidence.

The IMF noted that in Argentina, tighter global financial conditions, together with a domestic corruption scandal and persistent uncertainty over the success of the stabilization plan underlying the program with the IMF, have contributed to financial market volatility. The IMF estimated that inflation in Argentina is expected to reach 31.8 percent in 2018, driven by the significant currency depreciation, and to remain at broadly the same level (31.7 percent) in 2019.

The operating environment in Argentina continues to be a challenging business environment, including the continuing significant devaluation of Argentina’s currency, high inflation and economic recession. Volatility and declines in the exchange rate are expected in the future, which could have an adverse impact on our Argentine revenues, net earnings, cash flows and net monetary asset position.

On December 10, 2015, Mauricio Macri took office as the new president of Argentina, along with his former finance minister Alfonso Prat-Gay and Luis Caputo, who replaced Prat-Gay in late 2016, have made a number of decisions in pursuit of economic reform, including removing currency controls, which resulted in a 30% devaluation of the peso in 2015. Is it not certain what other changes may take place, as President Macri implements his financial policy over time, or what the impact of the changes may be on the economy of Argentina. Our discussion below is based on recent history.

Economic and Political Risks Specific to Argentina

The Argentinian economy has been characterized by frequent and occasionally extensive intervention by the Argentinian government and by unstable economic cycles. The Argentinian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of Argentina’s economy, and taken other actions which do, or are perceived to weaken the nation’s economy especially as it relates to foreign investors and other overall investment climate. For example, in 2008, the Argentine government assumed control over approximately $30 billion held in private pension funds, which caused a significant temporary decline in the Argentine stock market, a decline in the Argentine peso and prompted Standard & Poor’s to downgrade Argentina’s credit rating. The Argentine peso has devalued significantly against the U.S. dollar, from about 6.1 Argentine pesos per dollar in December 2013 to an average of 38.3 pesos per dollar in February 2019.

The overall state of Argentinian politics and the Argentina economy have resulted in numerous investment reports that warn about foreign investment in Argentina. In February 2019, the Morgan Stanley Capital International (MSCI) index allowed Argentina to remain in the frontier emerging market despite the country technically being ineligible based on available 2017 Gross National Income data. In June 2018, MSCI had said that Argentina would be reclassified an emerging rather than a pure frontier market from mid-2019. Investors considering an investment in GGH should be mindful of these potential political and financial risks.

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

As of July 1, 2018, Argentina has a highly inflationary economy which may increase our accounting and legal costs.

The International Practices Task Force (“IPTF”) of the Center for Audit Quality discussed the inflationary status of Argentina at its meeting on May 16, 2018 and categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%. Therefore, the Company has transitioned its Argentine operations to highly inflationary status as of July 1, 2018. As a result, the Company is required to change the functional currency of its Argentine operations to the U.S. dollar, effective as of July 1, 2018. For operations in highly inflationary economies, monetary asset and liabilities are translated at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are translated at historical exchange rates. Income and expense accounts are translated at the weighted average exchange rate in effect during the period. Translation adjustments are reflected in loss on foreign currency translation on the accompanying statements of operations. The Company was delayed in filing its Quarterly Report on Form 10-Q for the period ended September 30, 2018 as a result of this change and may incur additional expense to adjust to this new method in the form of increased accounting and legal fees.

Past efforts by Argentina to nationalize businesses.

In April 2012, then Argentine President Cristina Fernández announced her decision to nationalize YPF, the country’s largest oil company, from its majority stakeholder, thus contributing to declining faith from foreign investors in the country and again resulting in a downgrade by Standard and Poor’s of Argentina’s economic and financial outlook to “negative”. There were other discussions in Argentina about the possibility of nationalizing other businesses and industries under former President Fernández, and even though she is no longer President, she was elected a Senator in late 2017. She has made several public statements about her intent to debate everything and take firm positions on her political ideals. In December 2018 Ms. Fernández announced plans to run against current President Macri in the October 2019. It is too soon to know the impact and influence she will have on Argentine policies. The Macri administration has not announced any plans for nationalization and he spoke out against it during his campaign. However, there is no assurance that any investment in GGH will be safe from government control or nationalization if he reverses his policies or is removed from office or replaced.

Current corruption investigations in Argentina could have an adverse impact on the development of the economy and investor confidence.

The Argentine Government has announced a large-scale corruption investigation in Argentina. The investigation relates to payments over the past decade to government officials from businessmen and companies who had been awarded large government contracts. As of the date of this annual report, several Argentine businessmen, mainly related to public works, and over a dozen former government officials of the Fernández de Kirchner administration are being investigated for bribery to the State. As a result, on September 17, 2018, the former president of Argentina, Cristina Fernandez de Kirchner, and several businessmen were prosecuted for illegal association, and goods for 4 billion pesos were seized. Depending on the results of such investigations and the time it takes to conclude them, the companies involved could face, among other consequences, a decrease in their credit rating, be subject to claims by their investors, as well as experiencing restrictions on financing through the capital markets. These adverse effects could hamper the ability of these companies to meet their financial obligations on time. In connection with the aforementioned, the lack of future financing for these companies could affect the realization of the projects or works that are currently in execution.

In addition, the effects of these investigations could affect the investment levels in infrastructure in Argentina, as well as the continuation, development and completion of public works, which could ultimately lead to lower growth in the Argentine economy.

As of the date of this annual report, we have not estimated the impact that this investigation could have on the Argentine economy. Likewise, we cannot predict for how long corruption investigations could continue, what other companies might be involved, or how important the effects of these investigations might. In turn, the decrease in investors’ confidence, among other factors, could have a significant adverse impact on the development of the Argentine economy, which could adversely affect our business, financial condition and the results of our operations.

Due to the Company’s operations in Argentina, the Company is exposed to the risk of changes in foreign exchange rates.

Due to the international nature of Gaucho Group Holdings’ business, movements in foreign exchange rates may impact the consolidated statements of operations, consolidated balance sheets and cash flows of the Company. Since all of the Company’s sales are located in Argentina, the Company’s consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar as compared to Argentina’s currencies. Additionally, movements in the foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity.

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

In June 2018, the Argentine Government entered into a US$50 billion, 36-month stand-by arrangement with the IMF. This measure was intended to halt the significant depreciation of the peso during the first half of 2018. In December 2018, the IMF completed a second review under the stand-by arrangement and although there were indications that the financial markets in Argentina have stabilized since the end of September 2018 following the adoption of the new monetary policy framework, the IMF noted that external risks are centered around an unanticipated tightening of global financial conditions, which could resurface concerns about Argentina’s ability to meet its large gross financing needs. The IMF also warned that greater than expected inertia in the inflation process may delay the expected easing of monetary policy and generate a greater economic loss during the needed disinflation and that a deeper recession or more persistent inflation could generate a more forceful opposition to the policies underpinning the program and hinder their implementation. Finally, the IMF noted that uncertainty associated with the 2019 electoral cycle may trigger new rounds of financial market turbulence and capital account pressures.

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

In December 2015, newly elected President Mauricio Macri ended the central bank’s support of the peso and removed the currency controls that limited the ability of Argentines to buy dollars, resulting in a 30% devaluation of the Argentine peso. In January 2017, the country lifted the 120-day holding period for incoming funds hoping to increase the flow of money into the country and ease access for tourists, citizens and businesses. However, Argentina is still feeling the impact of removing currency controls and has continued experiencing a decrease in the value of the Argentine peso throughout 2019.

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

There have been nationwide strikes in Argentina over wages and benefits paid to workers which workers believe to be inadequate in light of the high rate of inflation and rising utility rates. In the past, the Argentine government has passed laws, regulations and decrees requiring companies in the private sector to maintain minimum wage levels and provide specified benefits to employees and may do so again in the future. In the aftermath of the Argentine economic crisis, employers both in the public and private sectors have experienced significant pressure from their employees and labor organizations to increase wages and to provide additional employee benefits. Due to the high levels of inflation, the employees and labor organizations have begun again demanding significant wage increases. It is possible that the Argentine government could adopt measures mandating salary increases and/or the provision of additional employee benefits in the future. Any such measures could have a material and adverse effect on our business, results of operations and financial condition.

Restrictions on the supply of energy could negatively affect Argentina’s economy.

As a result of a prolonged recession, and the forced conversion into pesos and subsequent freeze of gas and electricity tariffs in Argentina, there has been a lack of investment in gas and electricity supply and transport capacity in Argentina in recent years. At the same time, demand for natural gas and electricity has increased substantially, driven by a recovery in economic conditions and price constraints, which has prompted the government to adopt a series of measures that have resulted in industry shortages and/or cost increases. In 2017, the government increased the tariffs on electricity and gas hoping to spur an increase in domestic energy production which increased the cost for these utilities for citizens. On May 31, 2018, the Argentine Congress approved a law seeking to limit the increase in energy tariffs implemented by the Macri administration, which was subsequently vetoed by President Macri.

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

We are exposed to risks in relation to compliance with anti-corruption and anti-bribery laws and regulations.

Our operations are subject to various anti-corruption and anti-bribery laws and regulations, including the Corporate Criminal Liability Law 27,401 effective March 1, 2018 and the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”). Both the Corporate Criminal Liability Law and the FCPA impose liability against companies who engage in bribery of government officials, either directly or through intermediaries. The Corporate Criminal Liability Law establishes a system of criminal liability of private legal persons which include companies created under any legal form (LLCs, PLCs, partnerships, etc.) whether of national or foreign capital for criminal offenses against public administration and national and cross-border bribery committed by, among others, its shareholders, attorneys-in-fact, directors, managers, employees, or representatives. The anti-corruption laws generally prohibit providing anything of value to government officials for the purposes of obtaining or retaining business or securing any improper business advantage. As part of our business, we may deal with entities in which the employees are considered government officials. We have a compliance program that is designed to manage the risks of doing business in light of these new and existing legal and regulatory requirements.

Although we have internal policies and procedures designed to ensure compliance with applicable anti-corruption and anti-bribery laws and regulations, there can be no assurance that such policies and procedures will be sufficient. Violations of anti-corruption laws and sanctions regulations could lead to financial penalties being imposed on us, limits being placed on our activities, our authorizations and licenses being revoked, damage to our reputation and other consequences that could have a material adverse effect on our business, results of operations and financial condition. Further, litigations or investigations relating to alleged or suspected violations of anti-corruption laws and sanctions regulations could be costly.

Real Estate Considerations and Risks Associated with the International Projects that GGH Operates

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

President Macri has attempted to boost the real estate market in Argentina by lifting various currency restrictions. However, the real estate market has not rebounded from the crippling effect of past currency controls. As a result, the real estate market in Argentina is uncertain. It is possible that with time the efforts of President Macri will be fruitful, but it is too soon to evaluate what the impact will be as the economy continues to change. Continued investment in real estate in Argentina is very risky and could never materialize in the way our business model plans. However, waiting to act on certain real estate endeavors will have negative consequences if the market sees an increase in competitiveness. The main competitive factors in the real estate development business include availability and location of land, price, funding, design, quality, reputation and partnerships with developers. A number of residential and commercial developers and real estate services companies will may desire to enter the market and compete with the Company in seeking land for acquisition, financial resources for development and prospective purchasers. To the extent that one or more of the Company’s competitors are able to acquire and develop desirable properties, as a result of greater financial resources or otherwise, the Company’s business could be materially and adversely affected. If the Company is not able to acquire and develop sought-after property as promptly as its competitors, or should the level of competition increase, its financial position and results of operations could be adversely affected.

An adverse economic environment for real estate companies such as a credit crisis may adversely impact our results of operations and business prospects significantly.

The success of our business and profitability of our operations depend on continued investment in real estate and access to capital and debt financing. A prolonged crisis of confidence in real estate investments and lack of credit for acquisitions may constrain our growth. In order to pursue acquisitions, we may need access to equity capital and/or debt financing. Any disruptions in the financial markets may adversely impact our ability to refinance existing debt and the availability and cost of credit in the near future. Any consideration of sales of existing properties or portfolio interests may be offset by lower property values. Our ability to make scheduled payments or to refinance our existing debt obligations depends on our operating and financial performance, which in turn is subject to prevailing economic conditions. If a recurrence of the disruptions in financial markets remains or arises in the future, there can be no assurances that government responses to such disruptions will restore investor confidence, stabilize the markets or increase liquidity and the availability of credit.

There are limitations on the ability of foreign persons to own Argentinian real property.

In December 2011, the Argentine Congress passed Law 26.737 (Regime for Protection of National Domain over Ownership, Possession or Tenure of Rural Land) limiting foreign ownership of rural land, even when not in border areas, to a maximum of 15 percent of all national, provincial or departmental productive land. Ownership by the same foreign owner (i.e., foreign individuals, foreign entities or local entities controlled by a foreign person) may not exceed 1,000 hectares (2,470 acres) of the ‘core area’ or the ‘equivalent surface’ determined according to the location of the lands. The Interministerial Council of Rural Lands, the enforcement agency, defines the ‘equivalent surface’ taking into consideration: (1) the proportion of the ‘rural lands’ in relation to the municipality, department and province; and (2) the potential and quality of the rural lands for their use and exploitation. Every non-Argentine national must request permission from the National Land Registry of Argentina in order to acquire non-urban real property.

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

Our business is subject to extensive regulation and additional regulations may be imposed in the future.

Our activities are subject to Argentine federal, state and municipal laws, and to regulations, authorizations and licenses required with respect to construction, zoning, use of the soil, environmental protection and historical patrimony, consumer protection, antitrust and other requirements, all of which affect our ability to acquire land, buildings and shopping malls, develop and build projects and negotiate with customers.

In addition, companies in this industry are subject to increasing tax rates, the creation of new taxes and changes in the taxation regime. We are required to obtain licenses and authorizations with different governmental authorities in order to carry out our projects. Maintaining our licenses and authorizations can be a costly provision. In the case of non-compliance with such laws, regulations, licenses and authorizations, we may face fines, project shutdowns, and cancellation of licenses and revocation of authorizations.

In addition, public authorities may issue new and stricter standards, or enforce or construe existing laws and regulations in a more restrictive manner, which may force us to make expenditures to comply with such new rules. Development activities are also subject to risks relating to potential delays in obtaining or an inability to obtain all necessary zoning, environmental, land-use, development, building, occupancy and other required governmental permits and authorizations. Any such delays or failures to obtain such government approvals may have an adverse effect on our business.

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

GGH, its affiliates and/or subsidiaries currently maintain insurance coverage against liability to third parties and property damage as is customary for similarly situated businesses, however the Company does not hold any country-risk insurance. There can be no assurance, however, that insurance will continue to be available or sufficient to cover any such risks. Insurance against certain risks, such as earthquakes, floods or terrorism may be unavailable, available in amounts that are less than the full market value or replacement cost of the properties or subject to a large deductible. In addition, there can be no assurance the particular risks which are currently insurable will continue to be insurable on an economic basis.

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

We are subject to risks affecting the hotel industry.

In addition, the profitability of our hotels depends on:

●	our ability to form successful relationships with international and local operators to run our hotels;

●	changes in tourism and travel trends, including seasonal changes and changes due to pandemic outbreaks, weather phenomena or other natural events and social unrest;

●	affluence of tourists, which can be affected by a slowdown in global economy; and

●	taxes and governmental regulations affecting wages, prices, interest rates, construction procedures and costs.

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

Algodon Wine Estates primarily exports its products to the United States and Europe. In countries to which Algodon Wine Estates intends to export its products, Algodon Wine Estates will be subject to excise and other taxes on wine products in varying amounts, which are subject to change. Significant increases in excise or other taxes could have a material adverse effect on Algodon Wine Estates’ financial condition or operations. Political and economic instabilities of foreign countries may also disrupt or adversely affect Algodon Wine Estates’ ability to export or make profitable sales in that country. Moreover, exporting costs are subject to macro-economic forces that affect the price of transporting goods (e.g., the cost of oil and its impact on transportation systems), and this could have an adverse impact on operations.

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

The production of wine depends on the services and expertise of highly skilled individuals in all facets of the growth and production process. Although arrangements have been made with additional winemaking talent to assist in the process, the loss of service of any of Algodon Wine Estates’ significant employees (Anthony Foster, Master of Wine and Mauro Nosenzo, winemaker, AWE) could have a material adverse effect on the Company. Further, as the manager of the property, the profitability of Algodon Wine Estates will depend largely upon Algodon Wine Estates to generate revenues that exceed operating expenses. Any failure to manage the vineyard, winery and resort effectively, or up to the caliber of the ALGODON® brand, would adversely affect Algodon Wine Estates’ cash flow received from operations and consequently the Company’s investment. Problems with local labor could also have a material adverse effect on Algodon Wine Estates.

General Corporate Business Considerations

Insiders continue to have substantial control over the Company.

As of April 1, 2019, the Company’s directors and executive officers hold the current right to vote approximately 17.2% of the Company’s outstanding voting stock, not including the Series B Preferred on an as-converted basis. Of this total, 14.1% is owned or controlled, directly or indirectly by Company CEO Scott Mathis. In addition, the Company’s directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Mathis acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm a future market price of the shares by:

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

Although the Company’s shares are quoted on the over-the-counter market, there is a limited public trading market for our common stock, and there can be no assurance that a trading market will ever develop or be sufficiently liquid for an investor to sell his or her shares. Stock prices on the OTCQB can vary dramatically and can be very volatile, especially where the volume of trading is relatively modest, as has been the case for GGH shares. Investors must be prepared to hold such securities for an indefinite period of time even after the restricted stock holding period has expired.

There is no guarantee that the Company’s securities will be available for trading on a national stock exchange.

Although the Company has announced its intent to list a class of its securities on a national exchange such as NYSE American or NASDAQ, there is no assurance that the Company will ever do so or meet the requirements of such exchanges to list its securities. Currently, the Company would need to execute a reverse stock split on or before June 30, 2019 in order to uplist. We are required by Delaware law to have stockholder approval on a stock split and may need to wait until our annual meeting to obtain stockholder consent. As a result of not being listed on a national securities exchange, the stockholders of the Company may have a difficult time reselling their shares due to the thinly-traded volume of the shares on the OTCQB.

The Company may not be able to continue as a going concern.

The Company has incurred recurring losses from operations (continuing) of $5,254,781 and $7,685,390 and has reported negative net operating cash flows of $4,345,933 and $8,075,299 for the years ended December 31, 2018 and 2017, respectively. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available.

Should the Company’s application to uplist to NASDAQ not be approved, the Company may be required in December 2019 to redeem up to 902,670 Series B Shares at $10.00 per share.

While the Company expects that it will be successful in uplisting its common stock to the NASDAQ market, should that effort not be successful, the Company would be required, on December 4, 2019, to redeem all Series B Shares that have not been previously converted to common stock. The cost to redeem these shares would likely have a materially adverse effect on the Company’s financial position and would likely require either the liquidation of certain Company assets or an effort to raise new equity or debt financing. Whether the Company would be able to consummate any such transaction, should it need to do so, on economically beneficial terms or otherwise, cannot be presently known.

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

Our level of debt may adversely affect our operations and our ability to pay our debt as it becomes due.

The fact that we are leveraged may affect our ability to refinance existing debt or borrow additional funds to finance working capital requirements, acquisitions and capital expenditures. In addition, the recent disruptions in the global financial markets, including the bankruptcy and restructuring of major financial institutions, may adversely impact our ability to refinance existing debt and the availability and cost of credit in the future. In such conditions, access to equity and debt financing options may be restricted and it may be uncertain how long these economic circumstances may last. This would require us to allocate a substantial portion of cash flow to repay principal and interest, thereby reducing the amount of money available to invest in operations, including acquisitions and capital expenditures. Our leverage could also affect our competitiveness and limit our ability to changes in market conditions, changes in the real estate industry and economic downturns.

We may not be able to generate sufficient cash flows from operations to satisfy our debt service requirements or to obtain future financing. If we cannot satisfy our debt service requirements or if we default on any financial or other covenants in our debt arrangements, the lenders and/or holders of our debt will be able to accelerate the maturity of such debt or cause defaults under the other debt arrangements. Our ability to service debt obligations or to refinance them will depend upon our future financial and operating performance, which will, in part, be subject to factors beyond our control such as macroeconomic conditions and regulatory changes in Argentina. If we cannot obtain future financing, we may have to delay or abandon some or all of our planned capital expenditures, which could adversely affect our ability to generate cash flows and repay our obligations as they become due.

The Company may not pay dividends on its common stock and may not pay additional dividends on its Series B convertible preferred stock.

The Company has not paid dividends to date on its common stock. The Company does not contemplate or anticipate declaring or paying any dividends with respect to its common stock. During 2018, the Company issued 378,193 shares of common stock valued at $0.70 per share, or $264,272, in satisfaction of certain dividends payable and paid cash dividends of $127,502 covering the second, third, and fourth quarters of 2017 and the first quarter of 2018. In May 2018, Argentina’s currency began a steep slide in its value, so that the exchange rate of the Argentine peso dropped from 15 pesos to the U.S. dollar, to 41 pesos to the U.S. dollar. At the same, the local inflation rate reached upwards of 40% annually. Not surprisingly, these macro-economic developments have been having a negative impact on the Company. At the end of 2018, the Company concluded in that it must still tread cautiously and manage its available cash resources prudently and the decisions were made to not declare any additional cash dividends. The Company reserves the right to declare a dividend when operations merit. However, payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors. It is anticipated that earnings, if any, will be used to finance the development and expansion of the Company’s business.

The Company faces significant regulation by the SEC and state securities administrators.

The holders of shares of GGH’s common stock may not offer or sell the shares in private transactions or public transactions without compliance with regulations imposed by the SEC and various state securities administrators. To the extent that any holder desires to offer or sell any such shares, the holder must prove to the reasonable satisfaction of GGH that he has complied with all applicable securities regulations, and GGH may require an opinion of the holder’s legal counsel to that effect. Thus, there can be no assurance that the holder will be able to resell the shares or any interest therein when the holder desires to do so.

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

The Chief Executive Officer and the Chief Financial Officer of GGH are also involved in outside businesses which may affect their ability to fully devote their time to the Company.

Scott Mathis, Chairman of the Board of Directors of GGH, Chief Executive Officer, President and Treasurer of GGH is also the Chairman and Chief Executive Officer of Hollywood Burger Holdings, Inc., a private company he founded which is developing Hollywood-themed American fast food restaurants in Argentina and the United States. His duties as CEO of Hollywood Burger Holdings, Inc. consume approximately 15-25% of his time, which may interfere with Mr. Mathis’s duties as the CEO of GGH.

In addition, Maria Echevarria, Chief Financial Officer and Chief Operating Officer of GGH also serves as the Chief Financial Officer of Hollywood Burger Holdings, Inc. Ms. Echevarria’s duties as CFO of Hollywood Burger Holdings Inc. consume approximately 10% of her time, which may interfere with her duties as the CFO of GGH.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

GGH and its operating subsidiaries maintain their corporate headquarters at 135 Fifth Avenue, 10th Floor, New York, NY under a lease covering approximately 3,300 square feet, which expires in August 2020. The Company expects to remain in these offices for the immediate future, unless its growth, or the growth of its affiliates, necessitates a move into larger or separate offices.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time GGH and its subsidiaries and affiliates are subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by its insurance coverage, and even if they are, if claims against GGH and its subsidiaries are successful, they may exceed the limits of applicable insurance coverage. We are not involved in any litigation that we believe is likely, individually or in the aggregate, to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On January 20, 2016 FINRA cleared the request to submit quotations on the OTC Bulletin Board and in OTC Link by Glendale Securities, Inc. of Sherman Oaks, California. On March 7, 2016, Company was upgraded from the Pink Sheets of OTC Markets to the OTCQB Venture Marketplace. In fiscal years 2017 and 2018, because there were only limited and sporadic quotations of the Company’s common stock and low volume, the Company does not believe that there was an established public trading market.

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

Fiscal Year 2018	High	Low

First Quarter	$1.00	$0.37
Second Quarter	$1.00	$0.55
Third Quarter	$0.95	$0.30
Fourth Quarter	$0.78	$0.31

Fiscal Year 2017	High	Low

First Quarter	$1.85	$0.91
Second Quarter	$1.20	$0.90
Third Quarter	$1.11	$0.80
Fourth Quarter	$2.50	$0.65

During 2018 and 2017, the Company declared $474,719 and $60,515, respectively, of dividends on its Series B convertible preferred stock. The Company has not declared any dividends with respect to its common stock. The Company reserves the right to declare a dividend when operations merit. However, payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

There were approximately 700 holders of the Company’s common stock as of April 1, 2019.

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

Also on February 28, 2017, the Company filed the Certificate of Designation of Series B Convertible Preferred Stock designating 902,670 shares of preferred stock of the Company, par value $0.01 as Series B Convertible Preferred Stock (the “Series B Shares”). There are 902,670 Series B Shares currently outstanding. Holders of Series B Preferred Shares are entitled to, among other things, the following:

●	8% annual dividend, payable quarterly, within thirty (30) following the end of the quarter, subject only to a determination by the Company’s Board of Directors that payment of dividends would jeopardize the Company’s ongoing operations.

●	A liquidation preference to be paid ahead of shares of the Company’s common stock.

●	Upon any uplisting or elevation of the Company’s common stock to a national exchange such as NASDAQ or NYSE American, mandatory conversion to common stock, at a ratio of ten shares of common stock for each Series B Share.

●	If Series B Shares have not been previously converted into common stock, redemption of Series B Shares on the date that is two years following the termination of any offering of the Series B Shares.

●	Each holder of Series B Shares shall be entitled to vote on all matters and shall be entitled to the number of votes determined by a formula set forth in the certificate of designation, subject to a maximum of ten votes per Series B Share. Holders of Series B Shares also vote as a class to the extent Series B Shares would be treated differently from another series of preferred stock, such as any action that would amend any of the rights, preferences or privileges of the holders of Series B Shares, or that would authorize the Company to issue a class of preferred stock that would be senior to Series B Shares, and in each such instance consent or approval of holders of at least 50.01% of the then outstanding Series B Shares would be required for such action to become effective.

On September 28, 2018, the stockholders of the Company approved a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-twenty (1:20), or anywhere between, if required for the uplisting of the Company’s common stock to a national exchange on or before June 30, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2008 Plan	4,409,265	$2.34	-
2016 Plan	3,564,328	1.26	-
2018 Plan	1,500,000	0.54	-
Equity compensation plans not approved by security holders	-	-	-
Total	9,473,593	$1.65	-

The above table does not include securities of GG available for issuance under the 2018 Gaucho Plan.

Recent Sales of Unregistered Securities

Between February 2, 2018 and April 26, 2018, the Company sold convertible promissory notes (the “Convertible Notes”) in the amount of $2,026,730 to accredited investors. The Convertible Notes have a 90-day maturity, bear interest at 8% per annum and are convertible into the Company’s common stock at a at a 10% discount to the price used for the sale of the Company’s common stock in the Company’s next private placement offering. On June 30, 2018, a total of 1,285,517 shares of common stock were issued to certain holders of Convertible Notes who were accredited investors upon conversion of certain of the Convertible Notes representing $809,875 of principal and accrued interest. For these sales of securities, no general solicitation was used, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on May 23, 2018. The remaining principal balance owed on the Convertible Notes of $1,251,854 is past due as of December 31, 2018.

On February 12, 2018, the Company granted options to purchase of 1,330,000 shares of common stock at an exercise price of $0.77 to certain employees under the 2016 Stock Option Plan. For these sales of securities, no general solicitation was used, and the Company relied on the exemption from registration available under Section 4(a)(2).

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

On March 20, 2018, the Company declared a dividend for holders of Series B convertible preferred stock (the “Series B Preferred”) covering the third and fourth quarters of 2017. On May 14, 2018, the Board declared a dividend for the Series B Preferred covering the first quarter of 2018. The Board approved payment of the declared dividends for each of the three quarters either in cash or in shares of common stock.

On June 18, 2018, the Company issued 156,038 shares of common stock in connection with the payment of a dividend to certain holders of Series B Preferred totaling $109,225 in lieu of cash. On June 30, 2018, the Company issued 222,155 shares of common stock in connection with the payment of a dividend to certain holders of Series B Preferred totaling $153,241 in lieu of cash. All holders of Series B Preferred receiving the common stock in lieu of cash were accredited investors. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in connection with the sales. A Form D was filed on June 25, 2018 with the Securities and Exchange Commission and an amended Form D was filed with the SEC on July 16, 2018.

Between June 30, 2018 and September 11, 2018, the Company sold 1,890,993 shares of common stock to accredited investors for gross proceeds of $1,323,695 pursuant to a private placement. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on July 17, 2018, an amended Form D was filed with the SEC on August 1, 2018, and a second amended Form D was filed with the SEC on September 17, 2018.

Between July 11, 2018 and December 31, 2018, the Company’s wholly-owned subsidiary, GG, sold convertible promissory notes in the amount of $1,480,800 to accredited investors. The maturity date of the notes is December 31, 2018, and at the option of the holder, the principal amount of the note plus accrued interest can be converted into GG common stock at a 20% discount to the share price in a future offering of common stock by GG. No general solicitation was used, no commissions were paid, and GG relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on September 18, 2018, an amended Form D was filed on November 20, 2018, an amended Form D was filed on December 10, 2018, and an amended Form D was filed on January 17, 2019.

On September 20, 2018, the Company granted five-year options for the purchase of 1,500,000 shares of the Company’s common stock under the 2018 Plan, of which options for the purchase of 725,000 shares of the Company’s common stock were granted to the Company’s President and CEO, Scott L. Mathis, and options for the purchase of 200,000 shares of the Company’s common stock were granted to Peter J. Lawrence, a member of the Board of Directors. The options have an exercise price of $0.539 per share and vest 25% at the first anniversary of date of grant, with the remaining shares vesting ratably on a quarterly basis over the following three years. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in connection with the issuance of options.

On December 18, 2018, the Board of Directors of GG granted options under its 2018 Gaucho Plan to purchase common stock of GG to certain employees, consultants, officers, and directors of GG at an exercise price of $0.1375 per share, of which an option to purchase 4,500,000 shares of common stock was granted to the CEO, an option for 200,000 shares was granted to the CFO, and two options, each for 50,000 shares was granted to two members of the Board of Directors of GG. After one year from the date of grant, 25% of the options vest, with the remaining 75% vesting in equal quarterly installments thereafter. The options expire on December 18, 2023. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in connection with the issuance of options.

In January 2019, management of GG gave the option to the noteholders of extending the maturity date from December 31, 2018 to March 31, 2019 of their specific convertible promissory notes. All of the noteholders retain their right, but not the obligation, to convert the principal amount of the note plus accrued interest into GG common stock at a 20% discount to the share price in a future offering of common stock by GG. As of February 11, 2019, all noteholders representing have agreed to the extension of the maturity date on their convertible notes, except for noteholders holding notes in the amount of $10,500 which have matured.

Between January 1, 2019 and March 4, 2019, GG sold convertible promissory notes in the total amount of $751,000 to accredited investors. The maturity date of the notes is March 31, 2019, and at the option of the holder, the principal amount of the note plus accrued interest can be converted into GG common stock at a 20% discount to the share price in a future offering of common stock by GG. Together with the notes sold in 2018, a total of $1,936,800 were sold. No general solicitation was used, no commissions were paid, and GG relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on September 18, 2018, an amended Form D was filed on November 20, 2018, an amended Form D was filed on December 10, 2018, an amended Form D was filed on January 17, 2019, an amended Form D was filed on February 8, and another amended Form D was filed on February 21, 2019.

Between February 8, 2019 and March 27, 2019, the Company sold a total of 2,527,857 shares of its common stock to accredited investors for total gross proceeds of $884,750. No general solicitation was used, no commissions were paid, and Algodon relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in connection with the sales. A Form D will be filed with the Securities and Exchange Commission after the filing of this Current Report.

On March 13, 2019, the Company issued 181,185 shares of common stock at $0.35 per share to employees for the year ended December 31, 2018 of the 401(k) profit sharing plan. For these sales of securities, no general solicitation was used, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.

Other than as set forth herein or in the Company’s current reports on Form 8-K or quarterly reports on Form 10-Q, there have not been any sales of unregistered securities for the year ended December 31, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Other than as set forth herein or in the Company’s current reports on Form 8-K or quarterly reports on Form 10-Q, there have not been any purchases of equity securities by the Company or its affiliated persons for the year ended December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K filing. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Gaucho Group Holdings, Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

We are also in the final stages of developing Gaucho – Buenos Aires™ (“Gaucho”), a new high-end fashion and accessories brand collection of luxury assets, connecting buyers with some of Argentina’s best creative talents that harness the country’s unique heritage and artisanship of products such as woven fabrics, leather goods and precious metal jewelry.

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

Currently, GGH is developing lots for sale to third party builders and is not engaged in any construction activity. To date, twenty-five lots have been sold. The Company has closed on the sale of all 25 lots and recorded revenue of $1,468,000. Revenue is recorded when the deeds are issued. As of December 31, 2018, the Company has $995,327 of deposits for pending sales.

As reflected in our consolidated financial statements we have generated significant losses from operations of $5,254,781 and $7,685,390 for the years ended December 31, 2018 and 2017, respectively, consisting primarily of general and administrative expenses, raising substantial doubt that we will be able to continue operations as a going concern. We have suffered recurring losses from operations and our independent registered public accounting firm issued a report which includes an explanatory paragraph relating to our ability to continue as a going concern. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. Our business strategy may not be successful in addressing these issues and there can be no assurance that we will be able to obtain any additional capital. If we cannot execute our business plan (including acquiring additional capital), our stockholders may lose their entire investment in us. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase marketing our products and continue the development of our real estate holdings.

Financings

In 2018 and 2017, we raised, net of repayments, approximately $5,084,000 and $9,271,000, respectively of new capital through the issuance of debt and equity. We used the net proceeds from the closings of these private placement offerings for general working capital and capital expenditures.

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

Liquidity

As reflected in our accompanying consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $81.2 million, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2018 and 2017, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing of our products and continue the development of our real estate holdings.

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

Consolidated Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The following table represents selected items in our consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively:

	For the Years Ended
	December 31,
	2018	2017

Sales	$3,099,608	$1,817,302
Cost of sales	(1,441,696)	(1,946,900)
Gross profit (loss)	1,657,912	(129,598)
Operating Expenses
Selling and marketing	317,404	347,808
General and administrative	6,423,540	7,014,919
Depreciation and amortization	171,749	193,065
Total operating expenses	6,912,693	7,555,792
Loss from Operations	(5,254,781)	(7,685,390)

Other Expense (Income)
Interest expense	611,297	320,571
Gain on sale of investment in subsidiary	-	(199,200)
Gain on foreign currency translation	(187,660)	-
Total other expense	423,637	121,371
Loss from Continuing Operations	(5,678,418)	(7,806,761)
Loss from Discontinued Operations	-	(105,751)
Net Loss	(5,678,418)	(7,912,512)
Series B preferred stock dividends	(724,108)	(345,079)
Net Loss Attributable to Common Stockholders	$(6,402,526)	$(8,257,591)

Overview

We reported net losses from continuing operations of approximately $5.7 million and $7.8 million for the years ended December 31, 2018 and 2017, respectively. The improvement in net loss from continuing operations is primarily the results of a decrease in operating expenses, partially offset by an increase in interest expense as described below.

Revenues

Revenues from continuing operations were approximately $3.1 million and $1.8 million during the years ended December 31, 2018 and 2017, respectively, reflecting an increase of approximately $1.3 million or 71%. Increases in hotel and restaurant revenues of $0.9 million, real estate sale revenue of $2.6 million and agricultural revenues of approximately $0.1 were partially offset by a decrease of approximately $2.3 million resulting from the impact of the decline in the value of the Argentine peso (“ARS”) vis-à-vis the U.S. dollar during 2018. The average exchange rate of the Argentina peso increased from 16.55 for the year ended December 31, 2017 to 28.88 for the year ended December 31, 2018, which represents a decrease in the average worth of the Argentine peso from US $0.06 to $0.03.

Total sales from Argentina were ARS $83.9 million during the year ended December 31, 2018 as compared to ARS $26.9 million during the year ended December 31, 2017, reflecting a net increase of approximately ARS $57.0 million or 212%. Hotel room and event revenues were approximately ARS $25.6 million and ARS $14.1 million during years ended December 31, 2018 and 2017, respectively, representing an increase of approximately ARS $11.5 million, or 82% due to higher occupancy and higher room rates. Real estate sale revenues were approximately ARS $39.4 million and ARS $0 million during the years ended December 31, 2018 and 2017, respectively, as a result of lot sales during 2018. Restaurant revenues were approximately ARS $7.5 million and ARS $5.2 million during the years ended December 31, 2018 and 2017, respectively, representing an increase of approximately ARS $2.3 million or 44%. Argentine winemaking revenues were approximately ARS $6.2 million and ARS $4.4 million during the years ended December 31, 2018 and 2017, respectively, representing an increase of approximately ARS $1.9 million or 43%. Other revenues, including golf, tennis and agricultural revenues, were ARS $5.1 million and ARS $3.3 million during the years ended December 31, 2018 and 2017, respectively, representing an increase of approximately ARS $1.8 million or 56%, of which ARS $1.4 million represents an increase in agricultural revenues.

Gross loss

We generated a gross profit of approximately $1,658,000 from continuing operations for the year ended December 31, 2018 as compared to a gross loss of approximately $130,000 from continuing operations for the year ended December 31, 2017, representing an increase of $1,788,000. The improvement results primarily from the increase in real estate sale revenues of approximately $2,561,000 and the increase in hotel and restaurant sales of approximately $859,000. The improvement in gross profit was partially offset by $1,276,000 impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the year ended December 31, 2018 compared to the year ended December 31, 2017, and by the increase in the cost of goods sold as described below.

Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $505,000, from approximately $1,947,000 for the year ended December 31, 2017, to approximately $1,442,000 for the year ended December 31, 2018. A decrease of approximately $1,009,000 resulting from the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the year ended December 31, 2018 compared to the year ended December 31, 2017 was partially offset by approximately $181,000 increase in hotel and restaurant costs, approximately $110,000 increase in real estate costs and $165,000 increase in agricultural costs.

The restaurant and golf and tennis business units at AWE realized negative margins in 2018 and 2017, due to significant fixed costs (i.e. depreciation on golf courses and tennis courts) related to these business units. The restaurant and golf and tennis are kept open every day at a loss, in order to support the image of the winery. During the year ended December 31, 2017, we recorded approximately $61,000 of inventory write downs as the result of significant hailstorms which damaged the vineyard in process during the year.

Selling and marketing expenses

Selling and marketing expenses were approximately $317,000 and $348,000 from continuing operations, for the years ended December 31, 2018 and 2017, respectively, representing a decrease of approximately $31,000 or 9%. Decreases of approximately $84,000 resulting from the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the year ended December 31, 2018 compared to the year ended December 31, 2017 were partially offset by an increase of approximately $53,000 in advertising costs and marketing efforts to promote the Algodon brand.

General and administrative expenses

General and administrative expenses were approximately $6,424,000 and $7,015,000 from continuing operations for the years ended December 31, 2018 and 2017, respectively, representing a decrease of approximately $401,000 or 6%, resulting primarily from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $172,000 and $193,000 during the years ended December 31, 2018 and 2017, respectively, representing a decrease of approximately $21,000 or 11%. It should be noted that approximately an additional $26,000 and $94,000 of depreciation and amortization expense was capitalized to inventory during the years ended December 31, 2018 and 2017, respectively. The decrease in depreciation expense results from the impact of the decline in the value of the Argentine peso relative to the U.S. dollar during the period, partially offset by increases resulting from the purchases of property and equipment during the period. Most of our property and equipment is located in Argentina and the gross cost being depreciated is impacted by the devaluation of the Argentine peso relative to the U.S. dollar.

Interest expense, net

Interest expense was approximately $611,000 and $321,000 during the years ended December 31, 2018 and 2017, respectively, representing an increase of approximately $291,000 or 91%. The increase is primarily due to the increase in debt principal outstanding during the period.

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

GGH also owned approximately 96.5% of Mercari Communications Group, Ltd. (“Mercari”), a public shell corporation current in its SEC reporting obligations. On December 20, 2016, we entered into a Stock Purchase Agreement with a Purchaser, whereby the Purchaser agreed to purchase all of our shares or Mercari for $260,000. The sale of Mercari stock was completed on January 20, 2017 and we received net proceeds after expenses of $199,200.

Liquidity and Capital Resources

We measure our liquidity in variety of ways, including the following:

	For the Years Ended
	December 31,
	2018	2017

Cash	$58,488	$358,303

Working Capital Deficiency	$(4,188,924)	$(62,464)

Based upon our working capital situation as of December 31, 2018, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2018 and 2017, we have relied primarily on debt and equity offerings to third party independent, accredited investors to sustain operations. During the year ended December 31, 2018, we received proceeds of approximately $3,508,000 from the issuance of convertible debt, approximately $580,000 of proceeds from loans payable and approximately $1,324,000 proceeds from the sale of our common stock

During the year ended December 31, 2017, we issued 775,931 shares of Series B convertible preferred stock at $10.00 per share to accredited investors in a private placement transaction for gross proceeds of approximately $7,759,000, received proceeds of $1,280,000 from the issuance of convertible debt (of which $1,260,000 was subsequently converted to Series B convertible preferred stock), and issued 22,500 shares of common stock at $2.00 per share to accredited investors in a private placement transaction for net proceeds of $40,500. We also received approximately $519,000 of cash proceeds from a bank loan.

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

Sources and Uses of Cash for the Years Ended December 31, 2018 and 2017

Net Cash Used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2018 and 2017, amounted to approximately $4,346,000 and $8,075,000, respectively. During the year ended December 31, 2018 the net cash used in operating activities was primarily attributable to the net loss of approximately $5,678,000, adjusted for approximately $878,000 of non-cash expenses and $454,000 of cash provided by changes in the levels of operating assets and liabilities. During the year ended December 31, 2017 the net cash used in operating activities was primarily attributable to the net loss of approximately $7,913,000, adjusted for approximately $865,000 of non-cash expenses and $1,028,000 cash used by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2018 and 2017 amounted to approximately $292,000 and $849,000, respectively. During the year ended December 31, 2018 the net cash used in investing activities was primarily attributable to the purchase of property and equipment of approximately $292,000. During the year ended December 31, 2017 the net cash used in investing activities was primarily attributable to the purchase of property and equipment of approximately $930,000, partially offset by the proceeds from sale of investment in subsidiary of approximately $81,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2018 and 2017 amounted to approximately $5,084,000 and $9,271,000, respectively. For the year ended December 31, 2018, the net cash provided by financing activities resulted primarily from the proceeds from convertible debt obligations of approximately $3,508,000, net proceeds from the issuance of equity securities of approximately $1,324,000, proceeds from loans payable of approximately $580,000 partially offset by net repayments of debt of approximately $200,000, and dividends paid of approximately $128,000. For the year ended December 31, 2017, the net cash provided by financing activities resulted primarily from the net proceeds from a preferred stock offering of approximately $7,760,000, proceeds from convertible debt obligations of approximately $1,280,000, net proceeds from the issuance of common stock of approximately $41,000 and proceeds from loans payable of approximately $519,000, partially offset by net repayments of debt of approximately $267,000, and dividends paid of approximately $61,000.

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

Based on current cash on hand and subsequent activity as described herein, our cash-on-hand only allows us to operate our business operations on a month-to-month basis. Because of our limited cash availability, we have scaled back our operations to the extent possible. While we are exploring opportunities with third parties and related parties to provide some or all of the capital we need, we have not entered into any agreement to provide us with the necessary capital. Historically, we have been successful in raising funds to support our capital needs. However, if we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a report which includes an explanatory paragraph relating to our ability to continue as a going concern in conjunction with their audit of our December 31, 2018 and 2017 consolidated financial statements.

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

For operations in highly inflationary economies, monetary asset and liabilities are translated at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are translated at historical exchange rates. Income and expense accounts are translated at the weighted average exchange rate in effect during the period. Translation adjustments are reflected in loss on foreign currency translation on the accompanying statements of operations.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound) except for the Company’s Argentine subsidiaries for the six-month period from July 31, 2018 through December 31, 2018, as described above. Prior to the transition of Argentine operations to highly inflationary status on July 1, 2018, these foreign subsidiaries translated assets and liabilities from their local currencies to U.S. dollars using period end exchange rates while income and expense accounts were translated at the average rates in effect during the during the period. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ deficit. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings.

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

In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, we reduce the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. Our estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for our products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. During the year ended December 31, 2017, we recorded approximately $61,000 of inventory write downs as a result of hailstorms that occurred during the year.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the lesser of (a) the useful life of the asset; or (b) the remaining lease term.

The estimated useful lives of property and equipment are as follows:

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

Real Estate Lots Held for Sale

As the development of a real estate lot is completed and the lot becomes available for immediate sale in its present condition, the lot is marketed for sale and is included in real estate lots held for sale on the Company’s balance sheet. Real estate lots held for sale are reported at the lower of carrying value or fair value less cost to sell. If the carrying value of a real estate lot held for sale exceeds its fair value less estimated selling costs, an impairment charge is recorded. The Company did not record any impairment charge in connection with real estate lots held for sale during the year ended December 31, 2018.

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. There were no impairments of long-lived assets for the years ended December 31, 2018 and 2017, respectively.

Segment Information

The FASB has established standards for reporting information on operating segments of an enterprise in interim and annual financial statements. Since GG is not yet operational, we currently operate as one segment which is the business of real estate development in Argentina. Our chief operating decision-maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 — Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 was revised in July 2015 to be effective for interim periods beginning on or after December 15, 2017 and should be applied on a transitional basis either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In 2016, FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). These new standards became effective for us on January 1, 2018 and were adopted using the modified retrospective method. The adoption of ASC Topic 606 did not have a material impact on our consolidated financial statements as of the date of adoption, and therefore a cumulative-effect adjustment was not required.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted ASU 2016-02 effective January 1, 2019 and the adoption is expected to have a material impact on our consolidated financial statements, primarily related to recording right-of-use assets and obligations for current operating leases on our balance sheets.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” which provides guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in practice. The ASU is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The adoption of ASU 2016-15 did not have a material effect on our consolidated financial statements and related disclosures.

On February 22, 2017, the FASB issued ASU 2017-05, ‘Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20)”, which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in substance real estate. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. The adoption of the provisions of ASU 2017-05 did not have a material impact on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2017-09 did not have a material impact on our consolidated financial statements and related disclosures.

On June 20, 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of ASC 718, Compensation—Stock Compensation to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We have elected to early adopt ASU 2018-07 on July 1, 2018. The results of applying ASU 2018-07 did not have a material impact on our consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The adoption of ASU 2018-09 is not expected to have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. We are currently assessing the timing and impact of adopting the updated provisions.

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Accounting Officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Accounting Officers concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2018, there were no material changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

In February 2019, GGH was granted a Notice of Allowance from the United States Patent and Trademark Office for the trademark filing of Gaucho – Buenos Aires™.

On October 5, 2018, the Board of Directors of GG declared a forward stock split of its common stock to all holders of record as of the same date at a rate of 200,000 shares for each one (1) share of common stock of GG. After the stock split, the Company owns 20,000,000 common shares as the sole stockholder of GG.

On November 16, 2018, the sole director of the Board of Directors of GG, Scott L. Mathis, appointed Peter Lawrence and Steven Moel as members of the Board of Directors of GG.

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

Name	Age	Entity	Title	Year Appointed
Scott L. Mathis	56	GGH	Chairman, Chief Executive Officer, President	April, 1999
		TAR	General Manager (1)	December, 2007
		APII	General Manager (1)	March, 2009
		AWE	General Manager (1)	July, 2007
		GG	Chairman, Chief Executive Officer, President	September, 2016

Maria I. Echevarria	40	GGH	Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Compliance Officer	April, 2015
		AEU	Chief Financial Officer	April, 2015
		GG	Chief Financial Officer, Treasurer and Secretary	January, 2017

Julian H. Beale	84	GGH	Director	April, 1999

Peter J.L. Lawrence	85	GGH	Director	April, 1999
		AEU	Director	November, 2009
		GG	Director	November, 2018

Steven Moel	75	GG	Director	November, 2018

Sergio O. Manzur Odstrcil	49	TAR	Chief Financial Officer, Chief Operating Officer (2)	March, 2011
		APII	Chief Financial Officer	March, 2011
		AWE	Chief Financial Officer, Chief Operating Officer (2)	September, 2010

(1)	Translation of Argentine statutory corporate office.
(2)	Mr. Manzur Odstrcil was appointed Chief Operating Officer of TAR and AWE on April 11, 2015.

Executive Officers and Directors

Scott L. Mathis. Mr. Mathis is the founder of GGH and has served as Chief Executive Officer and Chairman of the Board of Directors since its inception in April 1999. Mr. Mathis is also the founder and, CEO and Chairman of the Board of Directors of Gaucho Group, Inc. Mr. Mathis has over five years’ experience serving as Chief Executive Officer and Chairman of the Board of Directors of Mercari Communications Group, Ltd., a public company. Mr. Mathis is also the founder, Chief Executive Officer, and Chairman of IPG, AGP and various other affiliated entities. Since July 2009, Mr. Mathis has served as the Chief Executive Officer and Chairman of Hollywood Burger Holdings, Inc., a company he founded which is developing Hollywood-themed American fast food restaurants in Argentina and the United States. Since June 2011, Mr. Mathis has also served as the Chairman and Chief Executive Officer of InvestBio, Inc., a former subsidiary of GGH that was spun off in 2010. Including his time with GGH and its subsidiaries, Mr. Mathis worked for over 25 years in the securities brokerage field. From 1995-2000, he worked for National Securities Corporation and The Boston Group, L.P. Before that, he was a partner at Oppenheimer and Company and a Senior Vice President and member of the Directors Council at Lehman Brothers. Mr. Mathis also worked with Alex Brown & Sons, Gruntal and Company, Inc. and Merrill Lynch. Mr. Mathis received a Bachelor of Science degree in Business Management from Mississippi State University. The determination was made that Mr. Mathis should serve on GGH’s Board of Directors due to his executive level experience working in the real estate development industry and in several consumer-focused businesses. He has also served on the board of directors of a number of non-public companies in the biotechnology industry.

Maria I. Echevarria. In April 2015, the Board of Directors of GGH appointed Ms. Echevarria as the Company’s Chief Financial Officer and Secretary. On January 3, 2017, Ms. Echevarria was appointed as Chief Financial Officer, Treasurer and Secretary of Gaucho Group, Inc. She joined the Company as Corporate Controller in June 2014 and had primary responsibility for the Company’s corporate consolidation, policies and procedures as well as financial reporting for SEC compliance, coordinating budgets and projections, preparing financial presentations and analyzing financial data. Ms. Echevarria has over 15 years of experience in Accounting, Compliance, Finance, Information Systems and Operations. Her experience includes SEC reporting and financial analysis, and her career accomplishments include developing and implementing major initiatives such as SOX, BSA and AML reporting and valuation of financial instruments. Prior to her employment with the Company, Ms. Echevarria served as Director of Finance and Accounting for The Hope Center, a nonprofit, from 2008 to June 2014 overseeing Finance, Information Systems and Operations. From 2001 through 2008 she served as a Quality Control and Compliance Analyst, Financial Analyst, and Accounting Manager for Banco Popular in San Juan, Puerto Rico, where she specialized in Mortgage Quality Control, Compliance, Financial Analysis and Mortgage Accounting, and corresponding with the FHA, VA and other mortgage guarantors. Ms. Echevarria also coordinated audits and compliance programs related to reporting, remittances, escrow accounting and default management for Fannie Mae, Freddie Mac and other private investors. She has developed and taught accounting courses for Herzing University, and currently serves as an adjunct faculty member at Southern New Hampshire University. She is a CPA, licensed in New Jersey and Puerto Rico, and holds a B.B.A. in Accounting from the University of Puerto Rico and an MBA in Business from University of Phoenix. Mrs. Echevarria was born and raised in Puerto Rico and is fluent in Spanish and English.

Julian H. Beale. Mr. Beale has served as a director of GGH since its inception in April 1999. Since 1996, Mr. Beale has managed his own investments, which include listed “blue chip” shares, numerous speculative stocks, and real estate. Mr. Beale has over 10 years’ experience serving as a director of Adacel Technologies Ltd., an Australian Stock Exchange listed company that provides air traffic simulations, training, and management activities. Mr. Beale is also a director of Private Branded Beverage Ltd., a private company, and since July 2009 a director of InvestBio, Inc. After 14 years in engineering and after forming a plastics processing company that he built to employ more than 200 people, Mr. Beale has since the early 1970’s been involved in consulting and investing. In 1977, he was part of a consortium that purchased what became the Moonie Oil Company, a resources corporation that had interests in petroleum production. In 1984, he entered Federal Parliament (Australia). During his 12 years in politics, he held many Shadow Minister portfolios (i.e., cabinet level position with minority party). He has a Bachelor of Engineering degree from Sydney University, Australia and an MBA from Harvard University. The determination was made that Mr. Beale should serve on GGH’s Board of Directors due to his experience as a director for other public companies and as an investor in real estate.

Peter J.L. Lawrence. Mr. Lawrence has served as a director of GGH since July 1999 and as a director of Gaucho Group, Inc. as of November 2018. Since 2000, Mr. Lawrence has been a director of Sprue Aegis plc, a U.K. company traded on the London Stock Exchange that designs and sells smoke and carbon monoxide detectors for fire-fighters principally in the U.K.; Chairman of Infinity IP, a private company involved with intellectual property and distribution in Australasia; and director of Hollywood Burger Holdings, Inc. Since June 2001, he has served as a director of InvestBio, Inc. Until recently, Mr. Lawrence was Chairman of Polastar plc, a UK company that specializes in the development, manufacture and sale of a patent- pending intelligent low-location lighting system. Prior to joining Polastar, Mr. Lawrence served as the Chairman of Associated British Industries plc, a company that manufactured car engine and aviation jointings and sealants for both original equipment manufacturers and after markets, specialty waxes and anti-corrosion coatings for the automotive tire and plastics industries.

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

Additional Key Personnel

Sergio O. Manzur Odstrcil. Algodon Mansion & Algodon Wine Estates, Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”). Mr. Manzur Odstrcil is an Argentina Certified Public Accountant whose professional experience includes administration and management positions with companies in Argentina, Brazil, Mexico and Chile. As CFO and COO for all of GGH’s Argentine subsidiaries, he is responsible for day-to-day management including financial planning and analysis, overseeing the implementation of financial strategies for the corporation, and for ensuring prudent corporate governance. Prior to joining GGH, Mr. Manzur Odstrcil was the Administration and Finance Director for Bodega Francois Lurton since May 2007, where he was responsible for the design and development of a financial debt strategy and negotiations with banks and strategic suppliers to obtain credits. He was also responsible for the organization of new funding to the company for $4 million and also served as a member of the company’s executive committee. From March 2002 to September 2006 he previously held the position of Country Controller for the Boston Scientific Corporation (BSC) in Chile, and prior to that he served as Controller for Southern Cone BSC in Buenos Aires and Mexico City. He also served as Senior Financial Analyst for BSC’s Latin American Headquarters in Buenos Aires, as well as in Sao Paulo, Brazil, and prior to that he served as BSC’s Accountant Analyst in Buenos Aires. Mr. Manzur Odstrcil began his career at Cerveceria y Malteria Quilmes in Argentina from 1997 to 1998. He obtained his MBA at INCAE in Costa Rica in 1996, and received his CPA from the Universidad Nacional de Tucumán, San Miguel de Tucumán, Argentina in 1994.

Steven A. Moel. M.D., J.D. Dr. Moel serves as a Senior Business Advisor for GGH and began serving as a director of Gaucho Group, Inc. as of November 2018. Dr. Moel is a medical doctor and licensed attorney. Dr. Moel had a private legal practice as a business and transactional attorney and is a member of the California and American Bar Associations and has served as legal counsel to many corporations. The Board has determined that he would be a valuable member of the Board due to his extensive and broad experience and knowledge in business. In addition to serving as a member of the Company’s Board of Advisors, Dr. Moel is presently a member of the board of directors of Hollywood Burger Holdings, Inc., a related party to the Company (International Fast Food Restaurants). Previously, Dr. Moel served in many roles, including most recently as a Senior Business Advisor for Global Job Hunt (International Recruiting and Education). He was also founder of Akorn, Inc., NASDAQ: AKRX (Biotechnology/Pharmaceutical Mfg.), where he served as a Director on the Executive Board and as Vice President of Mergers & Acquisitions. Dr. Moel previously served as: the Vice President, Mergers & Acquisitions and Business Development of Virgilian, LLC (Nutraceuticals/Agricultural); CEO of U.S. Highland, Inc. BB:UHLN (Mfg. of Motorcycles/Motorsports); CEO of Millennial Research Corp. (Mfg./Ultra-high efficiency motors); Chairman and COO of WayBack Granola Co. (Granola Manufacturing); Executive VP, Mergers and Acquisitions of Agaia Inc. (Green Cleaning Products). He has also served as: President, COO and Executive Director of American Wine Group (Wine Production/Distribution); Senior Business and Advisor, of viaMarket Consumer Products, LLC (Manufacturer of Consumer Products); as a member of the Board of Directors of Grudzen Development Corp. (Real Estate); COO and Chairman of the Board of Directors of Paradigm Technologies (Electronics/Computer Developer); President and CEO of Sem-Redwood Enterprises (Stock Pool), and as a member of the Advisory Board of Mahlia Collection (Jewelry Design/ Manufacturing).

Dr. Moel is a board-certified ophthalmologist who was in private practice and academia. He is an Emeritus Fellow of the American Academy of Ophthalmology and his academic history includes Washington University, University of Miami-Coral Gables, Marshall University, West Virginia University, University of Colorado, Harvard University, Louisiana State University-New Orleans, University of Illinois-Chicago, and the College of Law in Santa Barbara.

Advisors

Marc Dumont. Mr. Marc Dumont is an Independent Investment Banker and International Financial Consultant. He is also Chairman and CEO of Château de Messey Wineries, Meursault, France. Mr. Dumont previously served as the President of PSA International SA (a PSA Peugeot Citroen Group company) from January 1981 to March 1995. He consults and advises international clients in Europe and Asia, as well as the United States. He is also the Chairman of Sanderling Ventures (a European affiliate of a U.S. venture capital firm) since 1993, managing five biotechnology funds. Mr. Dumont is also a Board member of Lightwave Systems Inc., Santa Barbara, California (since 1997) and Caret Industries, Oxnard, California (since 1995). He has served on many other boards including Finterbank Zurich, Banque Internationale a Luxemborg, Xiphias International Investment Fund Limited (an alternative investment fund), and also Irvine Sensors Corporation where he was member/Chairman of their Audit, Nominating, and Corporate Governance, and Compensation Committees. Mr. Dumont holds a Degree in Electrical Engineering and Applied Economics from the University of Louvain, Belgium and an MBA from the University of Chicago.

John I. Griffin. Mr. Griffin is Chairman, President, Chief Executive Officer, and the sole shareholder of Maurice Pincoffs Company, Inc. headquartered in Houston, Texas USA. Pincoffs began product trading operations in 1880 and today specializes in international trade, marketing, and distribution of various products. Following 13 years of active and reserve duty, he retired from the United States Navy as Lieutenant Commander. Mr. Griffin was employed by Corning Glass Works where he was involved in plant management and international business activities and then worked outside of the United States for 13 years, first in Tokyo as President of Graco Japan K.K., a metal related manufacturing and marketing joint venture. This was followed by seven years in Paris as Vice President of Graco Inc. where he managed manufacturing and marketing companies throughout Europe as President Directeur General of Graco France S.A. and Fogautolube S.A. (France). Stationed in Brussels for two years, Mr. Griffin was President of Monroe Auto Equipment S.A. with manufacturing facilities in Belgium and Spain and marketing companies throughout Europe and the Middle East. With the acquisition of Maurice Pincoffs Company in 1978, he assumed his current position.

During his stay in Europe, Mr. Griffin was a partner in a Haut Medoc vineyard, Le Fournas Bernadotte. For several years Pincoffs was heavily involved in the wine import business as the third largest importer in Texas. Mr. Griffin served for a number of years as Founder and President of the American Institute for International Steel (Washington D.C.) and the American Institute for Imported Steel (New York City) as well as serving as a Director of the West Coast Metal Importers Association (Los Angeles). Active in the Greater Houston Partnership, Mr. Griffin was a Director of the World Trade Division and served as Chairman of the Africa Committee. He was a member of the Committee on Foreign Relations and the World Affairs Council of Houston, and a past Director of The Houston World Trade Association and the Armand Bayou Nature Center.

Mr. Griffin is a graduate of Dartmouth College and was an Associate professor at Rice University. He is married, has two children, three grandchildren, and resides in Houston.

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

Corporate Governance

In considering its corporate governance requirements and best practices, the Company looks to the NYSE American LLC Company Guide. The guide is available through the Internet at http://wallstreet.cch.com/American/CompanyGuide/.

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

Audit Committee

The Board of Directors approved the Audit Committee Charter on March 24, 2015 to be effective April 15, 2015, in accordance with Section 3(a)(58)(A) of the Exchange Act and NYSE American Rule 803(B) as modified for smaller reporting companies by NYSE American Rule 801(h). The Audit Committee was established to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements.

The members of our Audit Committee are Messrs. Beale and Lawrence. Mr. Lawrence is the chairman of the Audit Committee. The Board of Directors has determined that Julian H. Beale and Peter J.L. Lawrence are independent under SEC Rule 10A-3(b)(1) and NYSE American Rule 803(A). Management has determined that all members of the Audit Committee are “financially literate” as interpreted by management. No members of the audit committee have been qualified as an audit committee financial expert, as defined in the applicable rules of the SEC because the Board believes that the Company’s status as a smaller reporting company does not require expertise beyond financial literacy.

The Audit Committee Charter deals with the establishment of the Audit Committee and sets out its duties and responsibilities. The Audit Committee will review and reassess the adequacy of the Audit Committee Charter on an annual basis. The Audit Committee Charter is available on our Company website at http://www.algodongroup.com.

No Nominating Committee

The Company has not established a nominating committee. Under the NYSE American Rule 804(a), if there is no nominating committee, nominations must be made by a majority of the independent directors. The Company believes that this is appropriate in light of the NYSE American rules on point and based on the fact that GGH remains a smaller reporting company and (as described below) nominating decisions are made by the independent directors. In order to comply with the NYSE American rules, however effective April 15, 2015, the Board of Directors adopted a nomination procedure by which eligible stockholders may nominate a person to the Board of Directors. That procedure is as follows:

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

No Compensation Committee or Compensation Consultant

The Company has not established a compensation committee. The Company believes that this is appropriate in light of the NYSE American rules on point and based on the fact that the Company remains a smaller reporting company and (as described below) compensation decisions are made by the independent directors. Under the NYSE American Rule 805(a), if there is no compensation committee, compensation of the Chief Executive Officer (being Mr. Mathis) must be determined, or recommended to the Board of Directors for determination, by a majority of the independent directors on its Board. The CEO may not be present during voting or deliberations of his compensation.

In lieu of a formal charter, effective April 15, 2015, the Board adopted these guidelines to assist the Board with its duties and responsibilities in monitoring, approving and disclosing the Company’s compensation philosophies and practices, in accordance with applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), the Internal Revenue Service and the NYSE American.

All compensation decisions will be made by a majority of the independent directors who are “non-employee directors” as such term is defined Rule 16b-3 of the Securities Exchange Act of 1934 (the “Exchange Act”) and not officers or employees of the Company or its subsidiaries and who meet the definition of “independent” as set forth in NYSE American Rule 805, and Section 10C of the Exchange Act and the rules and regulations promulgated thereunder. In addition, all independent directors must be “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.

NYSE American Rule 805(c)(1) enhances the independence requirements for directors in connection with compensation decisions by requiring that the directors “consider all factors specifically relevant to determining whether a director has a relationship to the listed company which is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member.”

Responsibilities and authority of the independent directors are as follows:

●	The independent directors will meet as often as they deem necessary or appropriate to perform their responsibilities. The independent directors may meet in person or by telephone conference call and may act by unanimous written consent.

●	The independent directors will make regular reports to the entire Board of Directors and will propose any necessary or appropriate action to the Board of Directors.

●	The independent directors will be directly responsible for establishing annual and long-term performance goals and objectives for the Company’s Chief Executive Officer and other executive officers, as well as setting the overall compensation philosophy for the Company. The directors should consider various factors when evaluating and determining the compensation terms and structure of its executive officers, including the following:

●	The executive’s leadership and operational performance and potential to enhance long-term value to the Company’s stockholders;

●	The Company’s financial resources, results of operations, and financial projections;

●	Performance compared to the financial, operational and strategic goals established for the Company;

●	The nature, scope and level of the executive’s responsibilities;

●	Competitive market compensation paid by other companies for similar positions, experience and performance levels; and

●	The executive’s current salary, the appropriate balance between incentives for long-term and short-term performance.

●	In fulfilling its compensation responsibilities, the independent directors will:

●	Review and approve performance goals and objectives relevant to the compensation of the Company’s Chief Executive Officer and other executive officers;

●	Evaluate the performance of the Chief Executive Officer and other executive officers in light of approved performance goals and objectives;

●	Establish the compensation of the Chief Executive Officer and other executive officers based upon the evaluation of the performance of the Chief Executive Officer and the other executive officers;

●	Advise the entire Board of Directors on the setting of compensation for senior management whose compensation is not otherwise set by the committee;

●	Grant options and awards under the Company’s existing stock incentive plan;

●	Subject to the necessary approval of the Board of Directors and/or the Company’s stockholders, propose the adoption, amendment and termination of any stock option plans, pension and profit-sharing plans, stock bonus plans, stock purchase plans, bonus plans, deferred compensation plans and other similar programs (“Compensation Plans”);

●	Make recommendations to the Board of Directors with respect to the Compensation Plans;

●	Administer the Compensation Plans in accordance with their terms;

●	Review and approve any severance or similar termination payments proposed to be made to any current or former executive officer of the Company; and

●	Review such other compensation matters as the Chief Executive Officer or the Board of Directors of the Company requests.

Company management should be responsible for reviewing the base salary, annual bonus and long-term compensation levels for other Company employees. The entire Board of Directors should be responsible for significant changes to, or adoption, of new employee benefit plans.

NYSE American Rule 805(c)(1) enhances the independence requirements for directors in connection with compensation decisions by requiring that the directors “consider all factors specifically relevant to determining whether a director has a relationship to the listed company which is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member.” The Board of Directors has determined that Messrs. Beale and Lawrence were independent under this requirement. Their independence is considered at each audit committee meeting.

Although NYSE American Rule 805(c)(3)(i) provides that a compensation committee may (in its discretion, not the discretion of the Board) retain compensation consultants, independent legal counsel, and other advisors, the independent directors acting as the compensation committee have not decided to do so.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2018. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2018 our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Mr. Beale has not yet filed a Form 4 related to stock options granted to him in November 2017 or in January 2019; Mr. Lawrence filed one Form 4 late; Mr. Mathis filed three Forms 4 late, Ms. Echevarria filed two Forms 4 late; and Dr. Moel filed a Form 3 late.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for our named executive officers, the compensation earned in the years ended December 31:

Summary Compensation Table for Executive Officers
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Scott L. Mathis(2)	2018	426,163	-	-	538,934	-	965,097
Chairman of the Board and Chief Executive Officer	2017	426,164	-	-	97,243	-	523,407

Maria I Echevarria(3)	2018	150,000	35,000	-	14,628	-	199,628
Chief Financial Officer and Chief Operating Officer	2017	150,000	35,000	-	16,407	-	201,407

(1)	Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in the Company’s consolidated financial statements. Refer to the Outstanding Equity Awards at Fiscal Year End schedule regarding option details on an award-by-award basis. The above table does not include any options granted under the 2018 Gaucho Plan.

(2)	On September 28, 2015, we entered into a new employment agreement with Scott Mathis, our CEO (the “Employment Agreement”). Among other things, the agreement provides for a three-year term of employment at an annual salary of $401,700 (subject to a 3% cost-of-living adjustment per year), bonus eligibility, paid vacation and specified business expense reimbursements. The agreement sets limits on the Mr. Mathis’ annual sales of GGH common stock. Mr. Mathis is subject to a covenant not to compete during the term of the agreement and following his termination for any reason, for a period of twelve months. Upon a change of control (as defined by the agreement), all of Mr. Mathis’ outstanding equity-based awards will vest in full and his employment term resets to two years from the date of the change of control. Following Mr. Mathis’s termination for any reason, Mr. Mathis is prohibited from soliciting Company clients or employees for one year and disclosing any confidential information of GGH for a period of two years. The agreement may be terminated by the Company for cause or by the CEO for good reason, in accordance with the terms of the agreement. On September 20, 2018, the Board of Directors extended the Employment Agreement on the same terms for a period of 120 days. On January 31, 2019, the Board of Directors of the Company extended Scott Mathis’ employment agreement to expire on April 30, 2019. All other terms of the Employment Agreement remain the same.

(3)	Maria Echevarria was appointed Chief Financial Officer, Chief Operating Officer, Secretary and Compliance Officer effective April 13, 2015.

Outstanding Equity Awards at Fiscal Year End

The following table provides information as to option awards granted by the Company and held by each of the named executive officers of GGH as of December 31, 2018. There have been no stock awards made to Mr. Mathis or Ms. Echevarria as of December 31, 2018.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Scott L. Mathis	500,000		-		2.48	8/27/2019
	150,000		-		2.48	8/27/2019
	1,277,404	(1)	182,486	(1)	2.20	6/8/2020
	75,000	(2)	225,000	(2)	1.10	11/17/2022
	-	(3)	1,000,000	(3)	0.77	2/14/2023
	-	(4)	725,000	(4)	0.54	9/20/2023

Maria I. Echevarria	131,250	(5)	18,750	(5)	2.20	6/8/2020
	12,500	(6)	37,500	(6)	1.10	11/17/2022
	-	(7)	25,000	(7)	0.77	2/14/2023
	-	(8)	30,000	(8)	0.54	9/20/2023

The above table does not include any options granted under the 2018 Gaucho Plan.

(1)	On June 8, 2015, Mr. Mathis was granted an option to acquire 1,459,890 shares of the Company’s common stock, of which 364,794 shares underlying the option vest on June 8, 2016, and 91,243 shares vest every three months thereafter.

(2)	On November 17, 2017, Mr. Mathis was granted an option to acquire 300,000 shares of the Company’s common stock, of which 75,000 shares underlying the option vest on December 17, 2018, and 18,750 shares vest every three months thereafter.

(3)	On February 14, 2018, Mr. Mathis was granted an option to acquire 1,000,000 shares of the Company’s common stock, of which 250,000 shares underlying the option vest on February 14, 2019, and 62,500 shares vest every three months thereafter.

(4)	On September 20, 2018, Mr. Mathis was granted an option to acquire 725,000 shares of the Company’s common stock, of which 181,250 shares underlying the option vest on September 20, 2019, and 45,313 shares vest every three months thereafter.

(5)	On June 8, 2015, Ms. Echevarria was granted an option to acquire 150,000 shares of the Company’s common stock, of which 37,500 shares underlying the option vest on June 8, 2016, and 9,375 shares vest every three months thereafter.

(6)	On November 17, 2017, Ms. Echevarria was granted an option to acquire 50,000 shares of the Company’s common stock, of which 12,500 shares underlying the option vest on December 17, 2018, and 3,125 shares vest every three months thereafter.

(7)	On February 14, 2018, Ms. Echevarria was granted an option to acquire 25,000 shares of the Company’s common stock, of which 6,256 shares underlying the option vest on February 14, 2019, and 1,562 shares vest every three months thereafter.

(8)	On September 20, 2018, Ms. Echevarria was granted an option to acquire 30,000 shares of the Company’s common stock, of which 7,500 shares underlying the option vest on September 20, 2019, and 1,875 shares vest every three months thereafter.

Director Compensation

The following table sets forth compensation received by our non-employee directors:

		Director Compensation
	Year	Fees Earned or Paid in Cash ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Total ($)
Peter Lawrence (2)	2018	-	-	-	19,450	19,450
	2017	-	-	-	16,207	16,207

Julian Beale (3)	2018	-	-	-	-	-
	2017	-	-	-	16,207	16,207

Steven A. Moel (4)	2018	-	-	-	3,890	3,890
	2017	-	-	-	-	-

The above table does not include any options granted under the 2018 Gaucho Plan.

(1)	Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in the Company’s consolidated financial statements.

(2)	As of December 31, 2018, Mr. Lawrence held options to acquire 600,000 shares of the Company’s common stock, of which 362,500 were vested and exercisable.

(3)	As of December 31, 2018, Mr. Beale held options to acquire 400,000 shares of the Company’s common stock, of which 362,500 were vested and exercisable.

(4)

As of December 31, 2018, Dr. Moel held options to acquire 40,000 shares of the Company’s common stock, of which none were vested and exercisable. As compensation for his services on the Board of Advisors, Dr. Moel was granted options on August 27, 2014 at $2.48 per share to acquire 100,000 shares of common stock, all of which are vested and exercisable as of December 31, 2018.

Summary of the Company’s Equity Incentive Plans

General Plan Information

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

Under the 2018 Plan, awards may be granted to employees, consultants, independent contractors, officers and directors or any affiliate of the Company as determined by the Board of Directors. The term of any award granted shall be fixed by the committee at the date of grant, and the exercise price of any award shall not be less than the fair value of the Company’s stock on the date of grant, except that any incentive stock option granted under the 2018 Plan to a person owning more than 10% of the total combined voting power of the Company’s common stock must be exercisable at a price of no less than 110% of the fair market value per share on the date of grant.

The 2018 Plan is administered and interpreted by the Company’s compensation committee. The committee has full power and authority to designate participants and determine the types of awards to be granted to each participant under the plan. The committee also has the authority and discretion to determine when awards will be granted, the number of awards to be granted and the terms and conditions of the awards and may adopt modifications to comply with laws of non-U.S. jurisdictions. The committee may appoint such agents as it deems appropriate for the proper administration of the 2018 Plan.

Participants in the 2018 Plan consist of Eligible Persons, who are employees, officers, consultants, advisors, independent contractors, or directors providing services to the Company or any affiliate of the Company as determined by the committee; however, incentive stock options may only be granted to employees of the Company.

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

Gaucho Group, Inc. Equity Incentive Plan

On October 5, 2018, the Company, as the sole stockholder of GG, and the Board of Directors of GG approved the 2018 Equity Incentive Plan (the “2018 Gaucho Plan”). The Company and the Board of Directors of GG adopted the 2018 Gaucho Plan to promote long-term retention of key employees of GG and others who contribute to the growth of GG.

Up to 8,000,000 shares of GG’s common stock is made available for grants of equity incentive awards under the 2018 Gaucho Plan. Authorized shares under the 2018 Gaucho Plan may be subject to adjustment upon determination by the committee in the event of a corporate transaction including but not limited to a stock split, recapitalization, reorganization, or merger.

The 2018 Gaucho Plan includes two types of options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards. Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended are referred to as incentive options. Options which are not intended to qualify as incentive options are referred to as non-qualified options.

To date, options to purchase 6,495,000 shares of common stock of the Company have been granted under the 2018 Gaucho Plan.

The 2018 Gaucho Plan is administered and interpreted by GG’s compensation committee, or the entire Board of Directors. In addition to determining who will be granted options or other awards under the 2018 Gaucho Plan and what type of awards will be granted, the committee has the authority and discretion to determine when awards will be granted and the number of awards to be granted. The committee also may determine the terms and conditions of the awards; amend the terms and conditions of the awards; how the awards may be exercised whether in cash or securities or other property; establish, amend, suspend, or waive applicable rules and regulations and appoint agents to administer the 2018 Gaucho Plan; take any action for administration of the 2018 Gaucho Plan; and adopt modifications to comply with laws of non-U.S. jurisdictions.

Participants in the 2018 Gaucho Plan consist of eligible persons, who are employees, officers, consultants, advisors, independent contractors, or directors providing services to GG or any affiliate of GG as determined by the committee. The committee may take into account the duties of persons selected, their present and potential contributions to the success of GG and such other considerations as the committee deems relevant to the purposes of the 2018 Gaucho Plan.

The exercise price of any option granted under the 2018 Gaucho Plan must be no less than 100% of the “fair market value” of the Company’s common stock on the date of grant. Any incentive stock option granted under the 2018 Gaucho Plan to a person owning more than 10% of the total combined voting power of the common stock must be at a price of no less than 110% of the fair market value per share on the date of grant.

Awards remain exercisable for a period of six months (but no longer than the original term of the award) after a participant ceases to be an employee or the consulting services are terminated due to death or disability. All restricted stock held by the participant becomes free of all restrictions, and any payment or benefit under a performance award is forfeited and cancelled at time of termination unless the participant is irrevocably entitled to such award at the time of termination, where termination results from death or disability. Termination of service as a result of anything other than death or disability results in the award remaining exercisable for a period of one month (but no longer than the original term of the award) after termination and any payment or benefit under a performance award is forfeited and cancelled at time of termination unless the participant is irrevocably entitled to such award at the time of termination. All restricted stock held by the participant becomes free of all restrictions unless the participant voluntarily resigns or is terminated for cause, in which event the restricted stock is transferred back to GG.

The committee may amend, alter, suspend, discontinue or terminate the 2018 Gaucho Plan at any time; provided, however, that, without the approval of the stockholders of GG, no such amendment, alteration, suspension, discontinuation or termination shall be made that, absent such approval: (i) violates the rules or regulations of any securities exchange that are applicable to the Company; (ii) causes the Company to be unable, under the Internal Revenue Code, to grant incentive stock options under the 2018 Gaucho Plan; (iii) increases the number of shares authorized under the 2018 Gaucho Plan; or (iv) permits the award of options or stock appreciation rights at a price less than 100% of the fair market value of a share on the date of grant of such award, as prohibited by the 2018 Gaucho Plan or the repricing of options or stock appreciation rights, as prohibited by the 2018 Gaucho Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 1, 2019, the Company had 49,266,390 shares of common stock issued and 49,215,857 outstanding, as well as 902,670 shares of Series B convertible preferred stock issued and outstanding. The following table sets forth certain information regarding our shares of common stock and Series B convertible preferred stock beneficially owned as of April 1, 2019, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children. In addition, the address of each of the persons set forth below (unless otherwise specified) is c/o GGH, 135 Fifth Avenue, 10th Floor, New York, New York 10010. The above table does not include any options granted under the 2018 Gaucho Plan.

Security Ownership of Certain Beneficial Owners and Management

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding as of April 1, 2019(1)	Amount and Nature of Beneficial Ownership of Series B Stock	Percent of Series B Stock Outstanding as of April 1, 2019 (2)	Total Voting Power (3)
More than 5% Stockholders
The WOW Group, LLC	3,777,425		7.7%	-	-	6.5%
Murdock and Janie Richard (4)	2,789,913		5.7%	-	-	4.8%
Ralph & Mary Rybacki (5)	2,782,348		5.7%	-	-	4.8%

Directors and Named Executive Officers
Scott L. Mathis	7,176,704	(6)	13.8%	2,100	*	11.9%
Julian H. Beale	463,213	(7)	*	-	-	*
Peter J.L. Lawrence	561,325	(8)	1.0%	-	-	1.0%
Maria I. Echevarria	171,552	(9)	*	-	-	*
Steven A. Moel	483,220	(10)	*	-	-	*
All directors and executive officers as a group:	8,856,014	(11)	16.8%	-	*	14.4%

* Less than one percent

(1)	Based on 46,215,857 shares of our common stock outstanding on April 1, 2019, and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of April 1, 2019.

(2)	Based upon 902,670 shares of Series B preferred stock outstanding on April 1, 2019.

(3)	Calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Includes all stockholders holding Series B preferred stock entitled to vote with common stock on an as converted basis, for a total of 8,456,072 votes.

(4)	Based on information contained on Schedule 13G filed by Murdock Richard on February 6, 2015. The principal business address of Mr. and Mrs. Richard is 5950 Sherry Lane, Suite 210, Dallas, TX 7522.

(5)	Based on information contained on Schedule 13G filed by Ralph and Mary Rybacki on February 11, 2016. The principal business address of Mr. and Mrs. Rybacki is 500 Capital Drive, Lake Zurich, IL 60047.

(6)	Consists of (a) 538,362 shares of our common stock owned by Mr. Mathis directly; (b) 3,777,425 shares owned by The WOW Group, LLC, of which Mr. Mathis is a controlling member; (c) 204,803 shares owned by Mr. Mathis’s 401(k) account; (d) 21,000 shares of common stock issuable upon the conversion of Series B convertible preferred stock (d) warrants to acquire 210,217 shares of common stock, and (e) the right to acquire 2,424,897 shares of common stock subject to the exercise of options.

(7)	Consists of (a) 97,588 shares of our common stock owned by Mr. Beale directly; and (b) 365,625 shares of our common stock issuable upon the exercise of stock options.

(8)	Consist of (a) 184,971 shares of our common stock owned by Mr. Lawrence directly; (b) 10,729 shares owned by Mr. Lawrence and his spouse as trustees for the Peter Lawrence 1992 Settlement Trust; and (c) 368,625 shares of our common stock issuable upon the exercise of stock options.

(9)	Consists of (a) 7,484 shares owned by Mrs. Echevarria’s 401(k) account and (b) 164,068 shares of our common stock issuable upon the exercise of stock options.

(10)	Consists of (a) 151,491 shares owned by Mr. Moel directly; (b) 176,546 shares held by Mr. Moel’s 401(k); (c) 26,693 shares held by Andrew Moel, his son; (d) 28,490 shares held by Erin Moel, his daughter; and (e) 100,000 shares issuable upon the exercise of stock options.

(11)

Consists of 5,204,582 shares of our common stock, 21,000 shares of our common stock issuable upon the conversion of Series B convertible preferred stock, 3,420,215 shares of our common stock issuable upon the exercise of stock options, and 210,217 shares of our common stock issuable upon the exercise of warrants.

The WOW Group, LLC

Scott Mathis is a managing member and holds a controlling interest in The WOW Group. Non-managing members include certain former DPEC Capital employees and certain GGH stockholders. The WOW Group’s only asset is its interest in GGH as of December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a description of transactions during the last fiscal year in which the transaction involved a material dollar amount and in which any of the Company’s directors, executive officers or holders of more than 5% of GGH common stock and Series A Preferred on an as- converted basis had or will have a direct or indirect material interest, other than compensation which is described under “Executive Compensation.”

●	Scott Mathis is Chairman and Chief Executive Officer of Hollywood Burger Holdings, Inc. (“HBH”), a private company he founded which is developing Hollywood-themed American fast food restaurants in Argentina and the United States. The Company has an expense sharing agreement with HBH to provide office space and other clerical services. The Company was entitled to receive reimbursements of general and administrative expenses incurred during the years ended on December 31, 2018 and 2017 in the amount of $437,074 and $342,299, respectively, as a result of the expense sharing agreement. As of December 31, 2018 and 2017, HBH owes $4,644 and $724,591, respectively, to the Company under such and similar prior agreements.

●	InvestBio, Inc. (“InvestBio”) was a wholly-owned subsidiary of GGH until it was spun-off to GGH stockholders, effective September 30, 2010. The owners of more than 5% of InvestBio are Scott Mathis and Ralph Rybacki. The Board of Directors of InvestBio consists of Scott Mathis, Julian Beale, and Peter Lawrence. The Company has an expense sharing agreement with InvestBio to provide office space and other clerical services. The Company was entitled to receive $0 and $10,640 of reimbursements of general and administrative expenses incurred during each the years ended on December 31, 2018 and 2017, respectively, as a result of the agreement. InvestBio owed $396,116 to the Company under the expense sharing agreement as of December 31, 2018 and 2017, respectively, of which $396,000 is deemed unrecoverable and written off.

●	DPEC Capital paid regular brokerage commissions to its registered representatives according to the standard firm payout schedule, which includes the allocation of earned warrants. On January 7, 2017, in connection with the sale of its equity securities, the Company issued five-year warrants to its subsidiary, DPEC Capital who acted as placement agent, for the purchase of 2,500 shares of its common stock at $2.00 per share. On January 17, 2017, due to the refund to an investor, warrants to purchase 250 shares of common stock and commissions in the amount of $500 were returned by DPEC Capital, Inc. to the Company. The total value of the 2,250 warrants was $1,105. During 2016, in connection with the sale of GGH common stock, the Company issued five-year warrants to its subsidiary DPEC Capital who acted as placement agent, to purchase 342,642 and 16,000 shares of GGH common stock at an exercise price of $2.00 and $2.50 per share, respectively, including 100,188 warrants valued at $87,965 to Scott Mathis in his capacity as a registered representative. Mr. Mathis also received cash commissions of $173,330 related to the sale of common stock during the year ended December 31, 2016. The Company recorded $0 and $1,105 of stock-based compensation expense for the years ended December 31, 2018 and 2017, respectively, related to the issuance of warrants, which is recorded within general and administrative expenses in the consolidated statements of operations.

Director Independence

Our Board of Directors has undertaken a review of its composition and the independence of each director. Based on the review of each director’s background, employment and affiliations, including family relationships, the Board of Directors has determined that two of our three directors (Julian Beale and Peter J.L. Lawrence) are “independent” under the rules and regulations of the SEC and the NYSE American. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of the Company’s capital stock. Mr. Mathis was not deemed independent as a result of his service as our Chief Executive Officer, as described in Item 10 and his significant stock ownership as described in Item 12.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Marcum, LLP, our independent registered public accounting firm, for the years ended December 31, 2018 and 2017:

	2018	2017

Audit fees (1)	$240,000	$235,000
Audit-related fees(2)	15,000	13,000
Tax fees	35,000	27,500
	$290,000	$275,500

(1)	Represents fees associated with the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2018 and 2017, and the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q during 2018 and 2017.
(2)	Represents primarily travel costs associated with the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2018 and 2017.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10K.

Exhibit	Description

2.1	Stock Purchase Agreement between the Company and China Concentric Capital Group, Inc., dated December 20, 2016[3]
2.2	First Amendment to the Stock Purchase Agreement between the Company and China Concentric Capital Group, Inc., dated January 17, 2017[3]
2.3	Escrow Agreement between the Company, China Concentric Capital Group, Inc., and J.M. Walker & Associates, dated December 16, 2016[3]
2.4	First Amendment to the Escrow Agreement between the Company, China Concentric Capital Group, Inc., and J.M. Walker & Associates, dated January 17, 2017[3]
3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013[1]
3.2	Amended and Restated Bylaws[1]
3.3	Amendment to the Amended and Restated Certificate of Incorporation filed September 20, 2018 and effective October 1, 2018[9]
3.4	Amendment to the Amended and Restated Certificate of Incorporation filed March 1, 2019 and effective March 11, 2019[10]
4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013[1]
4.2	Amendment No. 1 to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated February 28, 2017[2]
4.3	Certificate of Designation of Series B Convertible Preferred Stock, dated February 28, 2017[2]
4.4	2016 Stock Option Plan.[3]
4.5	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016.[3]
4.6	2018 Equity Incentive Plan.[9]
10.1	Employment Agreement by and between the Company and Scott L. Mathis dated September 28, 2015[6]
10.2	Agreement of Lease between 135 Fifth Avenue LLC and Diversified Biotech Holdings Corp. dated July 1, 2006 and Amendment of Lease between 135 Fifth Avenue LLC and Diversified Private Equity Corp., dated September 1, 2010[1]
10.3	Second Amendment of Lease between 135 Fifth Avenue LLC and Diversified Private Equity Corp., dated July 10, 2015[5]
10.4	Investor Relations Consulting Agreement between MZHCI, LLC and the Company, dated April 8, 2016[7]
14.1	Amended Code of Business Conduct and Ethics and Whistleblower Policy[8]
14.2	Audit Committee Charter[4]
21.1	Subsidiaries of Gaucho Group Holdings, Inc.*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Algodon Wine Estates Property Map[1]
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2017.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2017.
4.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2015.
5.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 30, 2016.
6.	Incorporated by reference from the Company’s Quarterly report on Form 10-Q, filed on November 16, 2015.
7.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 16, 2016.
8.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 20, 2017.
9.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
10.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 14, 2019.
*	Filed herewith.
**	Furnished, not filed herewith.

ITEM 16. Form 10-K Summary

This Item is optional and the registrant is not required to furnish this information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAUCHO GROUP HOLDINGS, INC.

Dated: April 1, 2019	By:	/s/ Scott L. Mathis
Scott L. Mathis
Principal Executive Officer

Dated: April 1, 2019	By:	/s/ Maria I. Echevarria
Maria I. Echevarria
Principal Financial and Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 1, 2019	By:	/s/ Scott L. Mathis
Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: April 1, 2019	By:	/s/ Maria I. Echevarria
Maria I. Echevarria
Chief Financial Officer (principal financial and accounting officer)

Dated: April 1, 2019	By:	/s/ Julian H. Beale
Julian H. Beale
Director

Dated: April 1, 2019	By:	/s/ Peter J.L. Lawrence
Peter J.L. Lawrence
Director

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gaucho Group Holdings, Inc. and Subsidiaries,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gaucho Group Holdings, Inc. and Subsidiaries (Formerly Algodon Wines & Luxury Development, Inc. and Algodon Group, Inc.) (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in temporary equity and stockholders’ (deficiency) equity and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

April 1, 2019

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Consolidated Balance Sheets

	December 31,
	2018	2017
Assets
Current Assets
Cash	$58,488	$358,303
Accounts receivable, net	457,745	188,067
Accounts receivable - related parties, net of allowance of $514,087 at each of December 31, 2018 and 2017, respectively	71,650	851,016
Advances to employees	281,783	284,496
Inventory	1,033,895	1,388,666
Real estate lots held for sale	139,492	151,906
Prepaid expenses and other current assets	193,360	159,465
Total Current Assets	2,236,413	3,381,919
Property and equipment, net	2,972,364	4,532,890
Prepaid foreign taxes, net	369,590	342,312
Investment - related parties	7,840	26,401
Deposits	61,284	61,284
Total Assets	$5,647,491	$8,344,806

Liabilities, Temporary Equity and Stockholders’ Deficiency
Current Liabilities
Accounts payable	$497,817	$415,318
Accrued expenses, current portion	1,185,367	1,000,521
Deferred revenue	1,038,492	1,732,664
Loans payable, current portion, net of debt discount	871,106	256,724
Convertible debt obligations, net of debt discount	2,732,654	20,000
Current portion of other liabilities	99,901	19,156
Total Current Liabilities	6,425,337	3,444,383
Accrued expenses, non-current portion	57,786	247,515
Other liabilities, non-current portion	-	11,474
Loans payable, non-current portion, net of debt discount	234,791	634,930
Total Liabilities	6,717,914	4,338,302
Commitments and Contingencies
Series B convertible redeemable preferred stock, par value $0.01 per share, 902,670 shares authorized, issued and outstanding at December 31, 2018 and 2017, respectively. Liquidation preference of $9,658,278 at December 31, 2018.	9,026,824	9,026,824

Stockholders’ Deficiency
Preferred stock, 11,000,000 shares authorized;
Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; no shares are available for issuance.	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 46,738,532 and 43,067,546 shares issued and 46,687,999 and 43,063,135 shares outstanding as of December 31, 2018 and 2017, respectively.	467,384	430,674
Additional paid-in capital	83,814,442	80,902,967
Accumulated other comprehensive loss	(13,110,219)	(10,795,810)
Accumulated deficit	(81,222,499)	(75,544,081)
Treasury stock, at cost, 50,533 and 4,411 shares at December 31, 2018 and 2017, respectively.	(46,355)	(14,070)
Total Stockholders’ Deficiency	(10,097,247)	(5,020,320)
Total Liabilities, Temporary Equity and Stockholders’ Deficiency	$5,647,491	$8,344,806

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2018	2017

Sales	$3,099,608	$1,817,302
Cost of sales	(1,441,696)	(1,946,900)
Gross profit (loss)	1,657,912	(129,598)
Operating Expenses
Selling and marketing	317,404	347,808
General and administrative	6,423,540	7,014,919
Depreciation and amortization	171,749	193,065
Total operating expenses	6,912,693	7,555,792
Loss from Operations	(5,254,781)	(7,685,390)

Other Expense (Income)
Interest expense	611,297	320,571
Gain on sale of investment in subsidiary	-	(199,200)
Gain on foreign currency translation	(187,660)	-
Total other expense	423,637	121,371
Loss from Continuing Operations	(5,678,418)	(7,806,761)
Loss from Discontinued Operations	-	(105,751)
Net Loss	(5,678,418)	(7,912,512)
Series B preferred stock dividends	(724,108)	(345,079)
Net Loss Attributable to Common Stockholders	$(6,402,526)	$(8,257,591)

Net Loss per Basic and Diluted Common Share:
Loss from continuing operations	$(0.14)	$(0.19)
Loss from discontinued operations	-	-
Net Loss per Common Share	$(0.14)	$(0.19)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	44,889,732	42,996,124

The accompanying notes are an integral part of these consolidated financial statements.

F-4

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Consolidated Statements of Comprehensive Loss

	For the Years Ended
	December 31,
	2018	2017

Net Loss	$(5,678,418)	$(7,912,512)
Other Comprehensive Loss:
Foreign currency translation adjustments	(2,314,409)	(336,568)
Total Comprehensive Loss	$(7,992,827)	$(8,249,080)

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Consolidated Statement of Changes in Temporary Equity and Stockholders’ (Deficiency) Equity

	Series B
	Convertible							Accumulated
	Redeemable						Additional	Other		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency
Balance - December 31, 2016	-	$-	42,915,379	$429,153	4,411	$(14,070)	$80,102,189	$(10,459,242)	$(67,631,569)	$2,426,461
Series B preferred stock issued for cash	775,931	7,759,500	-	-	-	-	-	-	-	-
Common stock issued for cash, net of issuance costs of $4,500	-	-	22,500	225	-	-	40,275	-	-	40,500
Common stock issued in satisfaction of deferred revenue	-	-	62,270	622	-	-	123,917	-	-	124,539
Exchange of 8% notes for Series B preferred stock	126,739	1,267,324	-	-	-	-	-	-	-	-
Stock-based compensation:
Common stock issued under 401(k) profit sharing plan	-	-	67,770	678	-	-	73,190	-	-	73,868
Options and warrants	-	-	-	-	-	-	623,907	-	-	623,907
Dividends	-	-	-	-	-	-	(60,515)	-	-	(60,515)
True-up to transfer agent’s records	-	-	(373)	(4)	-	-	4	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(7,912,512)	(7,912,512)
Other comprehensive loss	-	-	-	-	-	-	-	(336,568)	-	(336,568)
Balance - December 31, 2017	902,670	9,026,824	43,067,546	430,674	4,411	(14,070)	80,902,967	(10,795,810)	(75,544,081)	(5,020,320)
Stock-based compensation:
Common stock issued under 401(k) profit sharing plan	-	-	116,284	1,163	-	-	80,236	-	-	81,399
Options and warrants	-	-	-	-	-	-	716,249	-	-	716,249
Common stock issued for cash	-	-	1,890,993	18,911	-	-	1,304,784	-	-	1,323,695
Beneficial conversion feature on convertible debt issued	-	-	-	-	-	-	227,414	-	-	227,414
Common stock issued upon conversion of convertible debt and interest	-	-	1,285,517	12,855	-	-	797,020	-	-	809,875
Dividends declared on Series B convertible redeemable preferred stock	-	-	-	-	-	-	(474,719)	-	-	(474,719)
Common stock issued in satisfaction of dividends payable	-	-	378,193	3,781	-	-	260,491	-	-	264,272
Common stock returned to the Company to satisfy receivable	-	-	-	-	46,122	(32,285)	-	-	-	(32,285)
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(5,678,418)	(5,678,418)
Other comprehensive loss	-	-	-	-	-	-	-	(2,314,409)	-	(2,314,409)
Balance - December 31, 2018	902,670	$9,026,824	46,738,533	$467,384	50,533	$(46,355)	$83,814,442	$(13,110,219)	$(81,222,499)	$(10,097,247)

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(5,678,418)	$(7,912,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	63,414	81,399
Options and warrants	716,249	623,907
Gain on foreign currency translation	(187,660)	-
Net realized and unrealized investment losses	18,561	16,287
Depreciation and amortization	171,749	193,065
Amortization of debt discount	259,709	12,217
Provision for uncollectible assets	(163,613)	76,215
Write-down of inventory	-	61,000
Gain on sale of investment in subsidiary	-	(199,200)
Decrease (increase) in assets:	-	-
Accounts receivable	281,677	(246,917)
Inventory	(191,973)	(394,728)
Prepaid expenses and other current assets	(255,240)	(124,378)
Increase (decrease) in liabilities:	-	-
Accounts payable and accrued expenses	724,014	(511,915)
Deferred revenue	(185,147)	246,881
Other liabilities	80,745	3,380
Total Adjustments	1,332,485	(162,787)
Net Cash Used in Operating Activities	(4,345,933)	(8,075,299)
Cash Flows from Investing Activities
Purchase of property and equipment	(292,213)	(930,368)
Proceeds from sale of investment in subsidiary	-	81,114
Net Cash Used in Investing Activities	(292,213)	(849,254)

Cash Flows from Financing Activities
Proceeds from loans payable	580,386	519,157
Repayments of loans payable	(199,910)	(104,645)
Proceeds from convertible debt obligations	3,507,530	1,280,000
Repayments of debt obligations	-	(162,500)
Dividends paid in cash	(127,502)	(60,515)
Proceeds from sale of Series B preferred stock	-	7,759,500
Proceeds from common stock offering, net of issuance costs	1,323,695	40,500
Net Cash Provided by Financing Activities	5,084,199	9,271,497
Effect of Exchange Rate Changes on Cash	(745,868)	(119,831)
Net (Decrease) Increase in Cash	(299,815)	227,113
Cash - Beginning of Period	358,303	131,190
Cash - End of Period	$58,488	$358,303

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Consolidated Statements of Cash Flows, continued

	For the Years Ended
	December 31,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$358,114	$185,364
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Accrued stock based compensation converted to equity	$81,399	$73,868
Debt and interest converted to equity	$809,875	$1,267,324
Common stock returned to Company to satisfy receivable	$32,285	$-
Beneficial conversion feature	$227,414	$-
Dividends declared on Series B Convertible Redeemable Preferred Stock	$474,719	$-
Common stock issued to satisfy dividends payable	$264,272	$-
Common stock issued in satisfaction of deferred revenue	$-	$124,539
Land purchased in exchange for note payable	$-	$517,390

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

1.	ORGANIZATION

Through its wholly-owned subsidiaries, Gaucho Group Holdings, Inc. (“Company”, “GGH”), a Delaware corporation that was incorporated on April 5, 1999, currently invests in, develops and operates international real estate projects. Effective October 1, 2018, the Company changed its name from Algodon Wines & Luxury Development, Inc. to Algodon Group, Inc., and effective March 11, 2019, the Company changed its name from Algodon Group, Inc. to Gaucho Group Holdings, Inc.

As wholly-owned subsidiaries of GGH, InvestProperty Group, LLC (“IPG”) and Algodon Global Properties, LLC (“AGP”) operate as holding companies that invest in, develop and operate global real estate and other lifestyle businesses such as wine production and distribution, golf, tennis, and restaurants. GGH operates its properties through its ALGODON® brand. IPG and AGP have invested in two ALGODON® brand projects located in Argentina. The first project is Algodon Mansion, a Buenos Aires-based luxury boutique hotel property that opened in 2010 and is owned by the Company’s subsidiary, The Algodon – Recoleta, SRL (“TAR”). The second project is the redevelopment, expansion and repositioning of a Mendoza-based winery and golf resort property now called Algodon Wine Estates (“AWE”), the integration of adjoining wine producing properties, and the subdivision of a portion of this property for residential development. GGH’s wholly owned subsidiary Algodon Europe, Ltd., is a United Kingdom wine distribution company. GGH’s wholly owned subsidiary, Gaucho Group, Inc. (“GG”) is in the final stages of development for the manufacture, distribution and sale of high-end luxury fashion and accessories through a an e-commerce platform.

Through December 31, 2016, GGH’s wholly owned subsidiary, DPEC Capital, Inc. (“CAP”), was a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”), the Securities and Exchange Commission (“SEC”) and the Securities Investor Protection Corporation (“SIPC”) and cleared its securities transactions on a fully disclosed basis with another broker-dealer. CAP provided brokerage securities trading; private equity and venture capital investments; and advisory and other financial services to customers, including GGH and certain related affiliates. On November 29, 2016, the Company’s Board of Directors determined that it was in the Company’s best interest to close down CAP and the Company ceased its broker-dealer operations on December 31, 2016. On February 21, 2017, the Company’s request to FINRA for Broker-Dealer Withdrawal (“BDW”) became effective (see Note 4 – Discontinued Operations).

GGH also owned approximately 96.5% of Mercari Communications Group, Ltd. (“Mercari”), a public shell corporation current in its SEC reporting obligations. On December 20, 2016 GGH entered into a Stock Purchase Agreement with a Purchaser, whereby the Purchaser agreed to purchase all of GGH’s shares of Mercari for $260,000. The sale of Mercari stock was completed on January 20, 2017 and GGH received net proceeds after expenses of $199,200.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

2.	GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses from continuing operations of $5,678,418 and $7,806,761 during the years ended December 31, 2018 and 2017, respectively. Cash used in operating activities was $4,345,838 and $8,075,299 for the years ended December 31, 2018 and 2017, respectively. Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months from the date these financial statements are made available. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to continue to pursue its business objectives. To date, the Company has funded its operations primarily from proceeds of sales of its equity interests, loans and convertible notes.

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of Gaucho Group Holdings, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

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

Discontinued Operations

The Company accounted for its decision to close down its broker-dealer subsidiary, CAP, as discontinued operations in accordance with the guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Accounting for Impairment or Disposal of Long-Lived Assets,” and ASC Topic 205, “Presentation of Financial Statements,” which require that a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results shall be reported in the financial statements as discontinued operations. Accordingly, the results of operations for CAP during the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. There were no assets or liabilities of discontinued operations as of December 31, 2018 or 2017.

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

For operations in highly inflationary economies, monetary asset and liabilities are translated at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are translated at historical exchange rates. Nonmonetary assets and liabilities existing on July 1, 2018 (the date that the Company adopted highly inflation accounting) were translated using the Argentina Peso to United States Dollar exchange rate in effect on June 30, 2018, which was 28.880. Income and expense accounts are translated at the weighted average exchange rate in effect during the period. Translation adjustments are reflected in loss on foreign currency translation on the accompanying statements of operations. During the year ended December 31, 2018, the Company recorded a $187,660 gain on foreign currency translation as a result of the net monetary liability position of its Argentine subsidiaries.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound) except for the Company’s Argentine subsidiaries for the six-month period from July 1, 2018 through December 31, 2018, as described above. Prior to the transition of Argentine operations to highly inflationary status on July 1, 2018, these foreign subsidiaries translated assets and liabilities from their local currencies to U.S. dollars using period end exchange rates while income and expense accounts were translated at the average rates in effect during the during the period. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ deficit. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings.

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

Accounts Receivable

Accounts receivable primarily represent receivables from hotel guests who occupy rooms and wine sales to commercial customers. The Company provides an allowance for doubtful accounts when it determines that it is more likely than not a specific account will not be collected. The allowance for doubtful accounts was $1,681 and $3,421, as of December 31, 2018 and 2017, respectively. Bad debt expense for the years ended December 31, 2018 and 2017 was $367 and $127,087, respectively. Write-offs of accounts receivable for the years ended December 31, 2018 and 2017 were $422 and $2,913, respectively.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. The Company carries inventory at the lower of cost or net realizable value in accordance with ASC 330 “Inventory” and reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. During the year ended December 31, 2017, the Company recorded approximately $61,000 of inventory write downs as a result of hailstorms that occurred during the year, which is included in the cost of sales in the accompanying consolidated statement of operations.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the lesser of (a) the useful life of the asset; or (b) the remaining lease term.

The estimated useful lives of property and equipment are as follows:

Buildings	10 - 30 years
Furniture and fixtures	3 - 10 years
Vineyards	7 - 20 years
Machinery and equipment	3 - 20 years
Leasehold improvements	3 - 5 years
Computer hardware and software	3 - 5 years

The Company capitalizes internal vineyard improvement costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Expenditures for repairs and maintenance are charged to operating expense as incurred. The cost of properties sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts at the time of disposal and resulting gains and losses are included as a component of operating income. Real estate development consists of costs incurred to ready the land for sale, including primarily costs of infrastructure as well as master plan development and associated professional fees. Such costs are allocated to individual lots proportionately based on square meters and those allocated costs will be derecognized upon the sale of individual lots. Given that they are not placed in service until they are sold, capitalized real estate development costs are not depreciated. Land is an inexhaustible asset and is not depreciated.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

Real Estate Lots Held for Sale

As the development of a real estate lot is completed and the lot becomes available for immediate sale in its present condition, the lot is marketed for sale and is included in real estate lots held for sale on the Company’s balance sheet. Real estate lots held for sale are reported at the lower of carrying value or fair value less cost to sell. If the carrying value of a real estate lot held for sale exceeds its fair value less estimated selling costs, an impairment charge is recorded. The Company did not record any impairment charge in connection with real estate lots held for sale during the years ended December 31, 2018 or 2017.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $48,929 and $146,952 at December 31, 2018 and 2017, respectively, of which $48,929 and $102,866, respectively, represents cash held in Argentine bank accounts.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

Foreign Operations

The following summarizes key financial metrics associated with the Company’s continuing operations (these financial metrics are immaterial for the Company’s operations in the United Kingdom):

	As of
	December 31,
	2018	2017
Assets - Argentina	$5,151,626	$6,781,285
Assets - U.S.	495,865	1,563,521
Total Assets	$5,647,491	$8,344,806

Liabilities - Argentina	$4,440,345	$3,743,164
Liabilities - U.S.	2,277,569	595,138
Total Liabilities	$6,717,914	$4,338,302

	For the Years Ended
	December 31,
	2018	2017
Revenues - Argentina	$3,099,608	$1,665,568
Revenues - U.S.	-	151,734
Total Revenues from Continuing Operations	$3,099,608	$1,817,302

Net Income (loss) - Argentina	$(499,101)	$(2,212,286)
Net loss - U.S.	(5,179,317)	(5,594,475)
Total Net Loss from Continuing Operations	$(5,678,418)	$(7,806,761)

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, the Company performs an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. There were no impairments of long-lived assets for the years ended December 31, 2018 and 2017.

Segment Information

The FASB has established standards for reporting information on operating segments of an enterprise in interim and annual financial statements. Since GG is not yet operational, the Company currently operates in one segment which is the business of real estate development in Argentina. The Company’s chief operating decision-maker reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

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

The following table summarizes the revenue recognized in the Company’s consolidated statements of operations:

	For the Years Ended
	December 31,
	2018	2017
Real estate sales	$1,467,714	$-
Hotel rooms and events	882,213	850,645
Restaurants	277,652	314,822
Winemaking	315,741	471,374
Golf, tennis and other	156,288	180,461
Total revenues	$3,099,608	$1,817,302

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

During the year ended December 31, 2018 the Company recognized approximately $1,146,017 of revenue related to the sale of real estate lots which was included in deferred revenues as of December 31, 2017. For the year ended December 31, 2018, the Company did not recognize any revenue related to performance obligations satisfied in previous periods. Contracts related to the sale of wine, agricultural products and hotel services have an original expected length of less than one year. The Company has elected not to disclose information about remaining performance obligations pertaining to contracts with an original expected length of one year or less, as permitted under the guidance.

As of December 31, 2018 and 2017, the Company had deferred revenue of $995,327 and $1,685,725, respectively, associated with real estate lot sale deposits, and had $43,165 and $46,939, respectively, of deferred revenue related to hotel deposits. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Years Ended
	December 31,
	2018	2017
Options	9,499,265	9,234,265
Warrants	1,229,630	1,465,296
Series B convertible preferred stock	9,026,700	9,026,700
Convertible debt(1)	4,631,356	-
Total potentially dilutive shares	24,386,951	19,726,261

(1) At December 31, 2017, $20,000 of convertible debt was convertible into common stock at a 10% discount to the price used for the sale of the of the Company’s common stock in a future private placement offering.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2018 and 2017 was $156,006 and $151,749, respectively.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU 2016-02 effective January 1, 2019 and its adoption will have a material impact on the Company’s consolidated financial statements, primarily as the result of recording right-of-use assets and obligations for current operating leases.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” which provides guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in practice. The ASU is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The adoption of ASU 2016-15 did not have a material effect on the Company’s consolidated financial statements and related disclosures.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

On February 22, 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20)”, which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in substance real estate. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. The adoption of the provisions of ASU 2017-05 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718); Scope of Modification Accounting”. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

On June 20, 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of ASC 718, Compensation—Stock Compensation to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company elected to early adopt ASU 2018-07 on July 1, 2018. The results of applying ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company adopted ASU 2018-09 effective January 1, 2019. The ASU 2018-09 will not have a material effect on the Company’s consolidated financial statements.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

4. DISCONTINUED OPERATIONS

On November 29, 2016, the Company’s Board of Directors determined that it was in the Company’s best interest to close down CAP and the Company ceased its broker-dealer operations December 31, 2016. On February 21, 2017, the Company’s request to FINRA for Broker-Dealer Withdrawal (“BDW”) became effective.

Results of Discontinued Operations

Summarized operating results of discontinued operations are presented in the following table:

For the Year Ended
December 31, 2017

Revenues	$-
Gross profit	-
Operating expenses	(105,772)
Interest income, net	21
Loss from discontinued operations	$(105,751)

5. INVENTORY

Inventory at December 31, 2018 and 2017 is comprised of the following:

	December 31,
	2018	2017
Vineyard in process	$232,436	$349,458
Wine in process	747,862	865,762
Finished wine	11,003	63,964
Other	42,594	109,482
Total	$1,033,895	$1,388,666

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2018	2017
Buildings	$1,971,057	$2,793,972
Real estate development	606,757	1,057,002
Land	502,949	881,035
Furniture and fixtures	337,048	448,432
Vineyards	200,217	308,204
Machinery and equipment	492,205	617,907
Leasehold improvements	164,375	164,375
Computer hardware and software	216,082	161,788
	4,490,690	6,432,715
Less: Accumulated depreciation and amortization	(1,518,326)	(1,899,825)
Property and equipment, net	$2,972,364	$4,532,890

Depreciation and amortization of property and equipment was $197,729 and $286,695 for the years ended December 31, 2018 and 2017, respectively, of which $171,749 and $193,065 was recorded as expense in the accompanying statement of operations, and $25,980 and $93,630 was capitalized to inventory, respectively. Most of the Company’s property and equipment is located in Argentina and gross asset costs and accumulated depreciation reported in US dollars are impacted by the devaluation of the Argentine peso relative to the U.S. dollar.

As of December 31, 2018, real estate development costs in the aggregate of $123,060, incurred in connection with twelve real estate lots that were completed during the period were transferred from property and equipment to real estate lots held for sale on the accompanying consolidated balance sheets.

7. PREPAID FOREIGN TAXES

Prepaid foreign taxes, net, of $369,590 and $342,312 at December 31, 2018 and 2017, respectively, consists primarily of prepaid value added tax (“VAT”) credits. VAT credits are recovered through VAT collections on subsequent sales of products by the Company. Prepaid VAT tax credits do not expire. Prepaid foreign taxes also include Argentine minimum presumed income tax (“MPIT”) credits, which are deemed unrealizable and are fully reserved. MPIT credits expire after ten years.

In assessing the realization of the prepaid foreign taxes, management considers whether it is more likely than not that some portion or all of the prepaid foreign taxes will not be realized. Management considers the historical and projected revenues, expenses and capital expenditures in making this assessment. Based on this assessment, management has recorded a valuation allowance related to MPIT credits of $228,613 and $392,593 as of December 31, 2018 and 2017, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

8. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or developed by the Company. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

Investments – Related Parties at Fair Value:

As of December 31, 2018	Level 1	Level 2	Level 3	Total
Warrants - Affiliates	$-	$-	$7,840	$7,840

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Warrants - Affiliates	$-	$-	$26,401	$26,401

A reconciliation of Level 3 assets is as follows:

Warrants
Balance - December 31, 2016	$42,688
Unrealized loss	(16,287)
Balance - December 31, 2017	26,401
Unrealized loss	(18,561)
Balance - December 31, 2018	$7,840

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

It had been the Company’s policy to distribute part or all of the warrants CAP earned, through serving as placement agent on various private placement offerings for a related but independent entity under common management, to registered representatives or other employees who provided investment banking services. There was no compensation expense recorded related to distributed warrants for the years ended December 31, 2017 or 2018. Warrants retained by the Company are marked-to-market at each reporting date using the Black-Scholes option pricing model. Unrealized losses on affiliate warrants of $18,561 were recorded during the year ended December 31, 2018 and $16,287 for the year ended December 31, 2017 are included in revenues on the accompanying consolidated statements of operations.

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

The Company’s short-term financial instruments include cash, accounts receivable, advances and loans to employees, accounts payable, accrued expenses, other liabilities, loans payable and debt obligations. The carrying values of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

9. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	December 31,
	2018	2017
Accrued compensation and payroll taxes	$149,019	$463,604
Accrued taxes payable - Argentina	292,535	63,550
Accrued interest	404,239	255,481
Other accrued expenses	339,574	217,886
Accrued expenses, current	1,185,367	1,000,521
Accrued payroll tax obligations, non-current	57,786	247,515
Total accrued expenses	$1,243,153	$1,248,036

During May 2015, the Company entered into a payment plan, under which it agreed to pay its Argentine payroll tax obligations over a period of 36 months. The current portion of payments due under the plan is $113,670 and $230,506 as of December 31, 2018 and 2017, respectively, which is included in accrued compensation and payroll taxes above. The non-current portion of accrued expenses represents payments under the plan that are scheduled to be paid after twelve months. The Company incurred interest expenses of $52,209 and $113,679 during the years ended December 31, 2018 and 2017, respectively, related to this payment plan.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

10. DEFERRED REVENUES

Deferred revenues are comprised of the following:

	December 31,
	2018	2017
Real estate lot sales deposits	$995,327	$1,685,725
Other	43,165	46,939
Total	$1,038,492	$1,732,664

The Company accepts deposits in conjunction with agreements to sell real estate building lots at Algodon Wine Estates in the Mendoza wine region of Argentina. These lot sale deposits are generally denominated in U.S. dollars. As of December 31, 2018, and 2017, the Company had executed agreements to sell real estate building lots for aggregate proceeds of $3,725,867 and $3,667,423, respectively. To date, twenty-five lots have been sold. Revenue is recorded when the sale closes, and the deeds are issued. During 2018, the Company closed on the sale of all 25 lots and recorded revenue of $1,468,000.

11. LOANS PAYABLE

On March 31, 2017, the Company received a bank loan in the amount of $519,156 (ARS $8,000,000) (the “2017 Loan”). The 2017 Loan bears interest at 24.18% per annum and is due on March 1, 2021. Principal and interest will be paid in forty-two monthly installments beginning on October 1, 2017 and ending on March 1, 2021. The Company incurred interest expense on this loan of $85,116 and $100,115 during the years ended December 31, 2018 and 2017, respectively. During 2018, the Company defaulted on certain 2017 Loan payments, and as a result, the 2017 Loan is payable upon demand as of December 31, 2018. Of the decrease in principal of $243,438 on the 2017 Loan during the year ended December 31, 2018, $49,206 resulted from principal payments made and $194,232 resulted from the effect of fluctuations in the foreign currency exchange rate during the period.

On August 19, 2017, the Company purchased 845 hectares of land adjacent to its existing property at AWE. The Company paid $100,000 at the date of purchase and executed a note payable in the amount of $600,000, denominated in U.S. dollars (the “Land Loan”) with a stated interest rate of 0% and with quarterly payments of $50,000 beginning on December 18, 2017 and ending August 18, 2021. At the date of purchase, the Company took possession of the property, with full use and access, but will not receive the deed to the property until after $400,000 of the purchase price has been paid. The Company imputed interest on the note at 7% per annum and recorded a discounted note balance of $517,390 on August 19, 2017, which is being amortized over the term of the loan using the effective interest method. Amortization of the note discount in the amount of $32,295 and $12,217 for the years ended December 31, 2018 and 2017, respectively, is recorded as interest expense on the accompanying consolidated statements of operations. The balance on the note was $461,902, net of debt discount of $38,098 on December 31, 2018, of which $227,111 (net of discount of $22,889) is included in loans payable, net, current and $234,791 (net of discount of $15,209) is included in loans payable, net, non-current in the accompanying consolidated balance sheets.

On January 25, 2018 the Company received a bank loan in the amount of $525,000 (the “2018 Loan”), denominated in U.S. dollars. The 2018 Loan bears interest at 6.75% per annum and was due on January 25, 2023. Pursuant to the terms of the 2018 Loan, principal and interest is to be paid in 60 equal monthly installments of $10,311, beginning on February 23, 2018. During 2018, the Company defaulted on certain 2018 Loan payments, and as a result, the 2018 Loan is payable upon demand as of December 31, 2018. The Company incurred interest expense of $33,420 on this loan during the year ended December 31, 2018.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

On June 4, 2018 the Company received a loan in the amount of $55,386 (ARS $1,600,000) which bears interest at 10% per month and is due upon demand of the lender (the “Demand Loan”). Interest is paid monthly. The Company incurred interest expense on this loan of $23,427 during year ended December 31, 2018. The decrease in the principal balance of the Demand Loan during the period is the result of changes in the foreign currency exchange rate during the period.

Future minimum principal payments under the loans payable are as follows:

Total
Years ending December 31,	Payment
2019	893,995
2020	150,000
2021	100,000
2022	-
2023	-
$1,143,995

The Company’s loans payable are summarized below:

	December 31, 2018			December 31, 2017
	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount

Demand Loan	$10,647	$-	$10,647	$-	$-	$-
2018 Loan	464,739	-	464,739	-	-	-
2017 Loan	168,609	-	168,609	412,047	-	412,047
Land Loan	500,000	(38,098)	461,902	550,000	(70,393)	479,607
Total Loans Payable	1,143,995	(38,098)	1,105,897	962,047	(70,393)	891,654
Less: current portion	893,995	(22,889)	871,106	287,838	(31,114)	256,724
Loans Payable, non-current	$250,000	$(15,209)	$234,791	$674,209	$(39,279)	$634,930

12. CONVERTIBLE DEBT OBLIGATIONS

During an offering that ended on September 30, 2010, the Company issued convertible notes with an interest rate of 8% and an amended maturity date of March 31, 2011 (the “2010 Debt Obligations”). During 2017, the Company repaid the remaining principal balance of $162,500, such that as of December 31, 2017, there is no principal balance owed on the 2010 Debt Obligations. Accrued interest of $279,735 and $255,481 owed on the 2010 Debt Obligations remained outstanding as of December 31, 2018 and 2017, respectively. The Company incurred interest expense of $24,254 and $37,219 during the years ended December 31, 2018 and 2017, respectively, on the 2010 Debt Obligations. Accrued interest on the 2010 Debt Obligations is not convertible.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

On December 31, 2017, the Company sold a convertible promissory note in the amount of $20,000 to an accredited investor. From February 2, 2018 through April 26, 2018, the Company sold additional convertible promissory notes in the aggregate principal amount of $2,026,730 (together, the “Convertible Notes”). The Convertible Notes mature 90 days from the date of issuance, bear interest at 8% per annum and are convertible into the Company’s common stock at $0.63 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. The conversion option represented a beneficial conversion feature in the amount of $227,414 which was recorded as a debt discount with a corresponding credit to additional paid-in capital. Debt discount is amortized over the term of the loan using the effective interest method. The Company incurred total interest expense of $317,427 and $7,324 related to this debt during the years ended December 31, 2018 and 2017, respectively, of which $227,414 and $0 represented amortization of debt discount, respectively.

On June 30, 2018, principal and interest of $794,875 and $15,000, respectively, owed on the Convertible Notes were converted into 1,285,517 shares of common stock at a conversion price of $0.63 per share. The remaining principal balance owed on the Convertible Notes of $1,251,854 is past due as of December 31, 2018.

Between June 30, 2018 and December 31, 2018, the Company sold convertible promissory notes (the “Gaucho Notes”) in the amount of $1,480,800 to accredited investors. The Gaucho Notes, as amended, bear interest at 7% per annum and mature and became due on March 31, 2019. The Company is currently negotiating an extension of the maturity date of the Gaucho notes. The Gaucho Notes and related accrued interest are convertible into GG common stock at the option of the holder, at a price representing 20% discount to the share price in a future offering of GG common stock. The Company incurred total interest expense of $18,786 related to the Gaucho Notes during the year ended December 31, 2018.

Company’s debt obligations as of December 31, 2018 and 2017 are summarized below:

	December 31, 2018			December 31, 2017
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

2010 Debt Obligations	$-	$279,735	$279,735	$-	$255,481	$255,481
Convertible Notes	1,251,854	75,013	1,326,867	20,000	-	20,000
Gaucho Notes	1,480,800	18,787	1,499,587	-	-	-
Total Debt Obligations	$2,732,654	$373,535	$3,106,189	$20,000	$255,481	$275,481

[1]	Accrued interest is included as a component of accrued expenses on the consolidated balance sheets. (See Note 9 – Accrued Expenses)

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

13. INCOME TAXES

The Company files tax returns in United States (“U.S.”) Federal, state and local jurisdictions, plus Argentina and the United Kingdom (“U.K.”).

United States and international components of income before income taxes were as follows:

	For the Years Ended
	December 31,
	2018	2017
United States	$(5,171,150)	$(5,654,598)
International	(507,269)	(2,257,914)
Income before income taxes	$(5,678,419)	$(7,912,512)

The income tax provision (benefit) consisted of the following:

	For the Years Ended
	December 31,
	2018	2017
Federal
Current	$-	$-
Deferred	(979,625)	5,378,411

State and local
Current	-	-
Deferred	1,839,145	(2,099,305)

Foreign
Current	-	-
Deferred	1,590	19,576

	861,109	3,298,682
Change in valuation allowance	(861,109)	(3,298,682)
Income tax provision (benefit)	$-	$-

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

For the years ended December 31, 2018 and 2017, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For the Years Ended
	December 31,
	2018	2017
U.S. federal statutory rate	(21.0)%	(34.0)%
State taxes, net of federal benefit	(3.1)%	(11.0)%
Permanent differences	0.7%	1.8%
Write-off of deferred tax asset	3.9%	1.6%
Change in tax rates	0.0%	86.0%
Prior period adjustments	33.4%	(3.0)%
Other	1.3%	0.3%
Change in valuation allowance	(15.2)%	(41.7)%

Income tax provision (benefit)	0.0%	0.0%

As of December 31, 2018 and 2017, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	For the Years Ended
	December 31,
	2018	2017
Net operating loss	$18,734,230	$19,315,973
Stock based compensation	1,120,521	1,381,564
Argentine tax credits	433,407	439,541
Accruals and other	4,991	5,708
Receivable allowances	415,662	428,814
Total deferred tax assets	20,708,810	21,571,600
Valuation allowance	(20,701,515)	(21,562,624)
Deferred tax assets, net of valuation allowance	7,295	8,976
Excess of book over tax basis of warrants	(7,295)	(8,976)
Net deferred tax assets	$-	$-

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

As of December 31, 2018, the Company estimates that approximately $62,000,000, $53,600,000 and $30,100,000 of gross U.S. federal, state and local net operating losses (“NOLs”) may be available to offset future taxable income. Approximately $56,700,000 of the federal NOLs will expire from 2019 to 2037 and approximately $5,400,000 have no expiration. These NOL carryovers are subject to annual limitations under Section 382 of the U.S. Internal Revenue Code because there was a greater than 50% ownership change, as determined under the regulations, on or about June 30, 2012. We have determined that, due to those annual limitations under Section 382, approximately $6,315,000 of NOLs will expire unused and are not included in the available NOLs stated above. Therefore, we have reduced the related deferred tax asset for NOL carryovers by approximately $2,810,000 from June 30, 2012 forward. The Company’s NOL’s generated through the date of the ownership change on June 30, 2012 are subject to an annual limitation of approximately $1,004,000. To date, no additional annual limitations have been triggered, but the Company remains subject to the possibility that a future greater than 50% ownership change could trigger additional annual limitation on the usage of NOLs.

As of December 31, 2018, the Company had approximately $465,000 of gross U.K. NOL carryovers which do not expire and the Company had approximately $433,000 of Argentine tax credits which may be carried forward 10 years and begin to expire in 2018.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized. The valuation allowance for the year ended December 31, 2018 decreased by approximately $900,000 and for the year ended December 31, 2017 decreased by approximately $3,300,000.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2018 and 2017. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company has U.S. tax returns subject to examination by tax authorities beginning with those filed for the year ended December 31, 2015 (or the year ended December 31, 1999 if the Company were to utilize its NOLs). No tax audits were commenced or were in process during the years ended December 31, 2018 and 2017. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017 making significant changes to the Internal Revenue Code. Changes include but are not limited to (a) the reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017; (b) the transition of U.S. international tax taxation from a worldwide tax system to a territorial system; and (c) a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. At December 31, 2018, the Company did not have any undistributed earnings of our foreign subsidiaries. As a result, no additional income or withholding taxes have been provided for. The Company does not anticipate any impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) and as such, the Company has not recorded any impact associated with either GILTI or BEAT. The change in tax law required the Company to remeasure existing net deferred tax assets using the lower rate in the period of enactment resulting in an income tax expense of approximately $6.8 million which is fully offset by the corresponding tax benefit of $6.8 million from the reduction in the valuation allowance in the year ended December 31, 2017.

SAB 118 recognizes that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. Specifically, SAB 118 allows a company to report provisional estimates in the reporting period that includes the enactment date if the company does not have the necessary information available, prepared, or fully analyzed for certain income tax effects of the Tax Act. The provisional estimates would be adjusted during a measurement period not to exceed 12 months from the enactment date of the Tax Act, at which time the accounting for the income tax effects of the Tax Act is required to be completed. The Company has completed its accounting for the income tax effects of the enactment of the Tax Act and made no changes to the provisional amounts previously recorded.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

14. RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties of $71,650 and $851,016 at December 31, 2018 and 2017, respectively, represents the net realizable value of advances made to related, but independent, entities under common management, of which $4,644 and $724,591 represents amounts owed to the Company in connection with expense sharing agreements as described below.

See Note 8 – Investments and Fair Value of Financial Instruments, for a discussion of the Company’s investment in warrants of a related, but independent, entity.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related, but independent, entity under common management, of which GGH’s Chief Executive Officer (“CEO”) is Chairman and Chief Executive Officer, and GGH’s Chief Financial Officer (“CFO”) is Chief Financial Officer, to share expenses such as office space, support staff and other operating expenses. The agreement was amended on January 1, 2017 to reflect the current use of personnel, office space, professional services. During the years ended December 31, 2018 and 2017, the Company recorded a contra-expense of $437,074 and $342,299, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement. The entity owed $4,644 and $724,591, respectively, as of December 31, 2018 and 2017, under such and similar prior agreements.

The Company had an expense sharing agreement with a different related entity to share expenses such as office space and other clerical services which was terminated in August 2017. The owners of more than 5% of that entity include (i) GGH’s chairman, and (ii) a more than 5% owner of GGH. During each of the years ended December 31, 2018 and 2017, the Company was entitled to receive $0 and $10,640, respectively, in reimbursement of general and administrative expenses as a result of the agreement. The entity owed $396,116 to the Company under the expense sharing agreement at each of December 31, 2018 and 2017 of which the entire balance is deemed unrecoverable and reserved.

15. BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. For the years ended December 31, 2018 and 2017, the Company recorded a charge associated with its contribution of $63,414 and $81,399, respectively. This charge has been included as a component of general and administrative expenses in the accompanying consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $0.70 and $1.09 per share during 2018 and 2017, respectively.)

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

16. TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

Amended and Restated Certification of Designation

On February 28, 2017, the Company filed an Amended and Restated Certificate of Designation with the Secretary of State of the state of Delaware, decreasing the number of shares of the Company’s preferred stock designated as Series A Convertible Preferred Stock to 10,097,330 shares.

Authorized Shares

The Company is authorized to issue up to 80,000,000 shares of common stock, $0.01 par value per share effective September 30, 2013. As of December 31, 2018 and 2017, there were 46,738,532 and 43,067,546 shares of common stock issued, and 46,687,999 and 43,063,135 shares outstanding, respectively.

The Company is authorized to issue up to 11,000,000 shares of preferred stock, $0.01 par value per share, of which 10,097,330 shares are designated as Series A convertible preferred stock, and 902,670 shares are designated as Series B convertible preferred stock. As of December 31, 2018, and 2017, respectively, there were 902,670 shares of Series B preferred stock outstanding. There were no shares of Series A preferred stock outstanding at December 31, 2018 or 2017, and no additional shares of Series A preferred stock are available to be issued.

Equity Incentive Plans

The Company’s 2008 Equity Incentive Plan, as amended (the “2008 Plan”), was approved by the Company’s Board and stockholders on August 25, 2008. The 2008 Plan provided for grants for the purchase of up to an aggregate 9,000,000 shares, including incentive and non-qualified stock options, restricted and unrestricted stock, loans and grants, and performance awards. As of December 31, 2018, there are 0 shares available for issuance under the 2008 Plan.

On July 11, 2016, the Board of Directors adopted the 2016 Stock Option Plan (the “2016 Plan”), which was approved by the Company’s shareholders on September 28, 2017. Under the 2016 Plan, 1,224,308 shares of common stock of the Company were authorized for issuance, with an automatic annual increase on January 1 of each year equal to 2.5% of the total number of shares of common stock outstanding on such date, on a fully diluted basis. During the years ended December 31, 2018 and 2017, options for the exercise of 1,500,000 and 1,395,000 shares were granted under the 2016 plan, and as of December 31, 2018, there are 0 shares available for issuance under the 2016 Plan.

On July 27, 2018, the Board of Directors determined that no additional awards shall be granted under the Company’s 2008 Equity Incentive Plan, as amended (the “2008 Plan”) or the 2016 Stock Option Plan (the “2016 Plan”), and that no additional shares will be automatically reserved for issuance on each January 1 under the evergreen provision of the 2016 Plan.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

On July 27, 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by the Company’s shareholders on September 28, 2018. The 2018 Plan provides for grants for the purchase of up to an aggregate of 1,500,000 shares, including incentive and non-qualified stock options, restricted and unrestricted stock, loans and grants, and performance awards. The number of shares available under the 2018 Plan will automatically increase on January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. Further, any shares subject to an award issued under the 2018 Plan, the 2016 Plan or the 2008 Plan that are canceled, forfeited or expired shall be added to the total number of shares available under the 2018 Plan. On September 20, 2018, the Company granted options for the purchase of 1,500,000 shares of common stock under the 2018 Plan (see Stock Options, below) such that 0 shares were available to be issued under the 2018 Plan as of December 31, 2018. On January 1, 2019, the number of shares available under the plan was automatically increased by 1,394,131 shares, and on January 31, 2019, 1,350,000 options were granted under the 2018 Plan, such that a total of 44,131 shares are currently available to be issued under the plan.

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

On October 5, 2018, GGH, as the sole stockholder of GG, and the Board of Directors of GG approved the Gaucho 2018 Equity Incentive Plan (the “2018 Gaucho Plan”). The 2018 Gaucho Plan provides for grants for the purchase of up to an aggregate of 8,000,000 shares of GG’s common stock, including incentive and non-qualified stock options, restricted stock, performance awards and other stock-based awards. On December 18, 2018, the Company granted options for the purchase of 6,495,000 shares of GG’s common stock. As of December 31, 2018, there are 1,505,000 shares of GG’s common stock available to be issued under the 2018 Gaucho Plan.

Series B Preferred Stock

On February 28, 2017, the Company filed a Certificate of Designation with the Secretary of State of the state of Delaware, designating 902,670 shares of the Company’s preferred stock as Series B Convertible Preferred Stock (“Series B”) at a par value of $0.01 per share.

The Series B shares were offered for sale to accredited investors pursuant to a private placement memorandum dated March 1, 2017. The offering ended on December 4, 2017. During the year ended December 31, 2017, the Company sold 775,931 shares of Series B at $10.00 per share for gross proceeds of $7,759,500 and issued 126,739 shares of Series B in connection with the conversion of certain convertible promissory notes (see Note 12 – Convertible Debt Obligations).

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value (equal to face value of $10 per share), as defined, payable when, as and if declared by the Board of Directors. Cumulative dividends earned by the Series B stockholders were $724,108 and $345,079 during the years ended December 31, 2018 and 2017, respectively. During 2018, the Company’s Board of Directors declared dividends in the amount of $474,719. During 2018, the Company issued 378,193 shares of common stock valued at $0.70 per share, or $264,272, in satisfaction of certain dividends payable and paid cash dividends of $127,502. Dividends payable of $85,945 are included in the current portion of other liabilities at December 31, 2018. Cumulative unpaid dividends in arrears related to the Series B totaled $546,355 and $284,564 as of December 31, 2018 and 2017, respectively.

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

On March 31, 2017, the Company issued 67,770 shares of common stock at $1.09 per share to settle its 2016 obligation, (an aggregate of $73,868) representing the Company’s 401(k) matching contributions to the Company’s 401(k) profit-sharing plan.

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

During the year ended December 31, 2018, the Company sold 1,890,993 shares of common stock at $0.70 per share for aggregate proceeds of $1,323,695.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

During the year ended December 31, 2018, the Company issued 378,193 shares of common stock in satisfaction of preferred stock dividends (see Series B Preferred Stock, above), and 1,285,517 shares of common stock in satisfaction of convertible debt obligations (see Note 12 – Convertible Debt Obligations).

Treasury Stock

On May 19, 2018, a former employee transferred 46,122 shares of the Company’s common stock to the Company, as payment of a $32,285 receivable from the former employee.

Accumulated Other Comprehensive Loss

For years ended December 31, 2018 and 2017, the Company recorded $2,314,409 and $336,568, respectively, of foreign currency translation adjustments as accumulated other comprehensive income (loss), primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 3 – Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

Warrants

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

No warrants were granted during the year ended December 31, 2018. Warrants granted during the year ended December 31, 2017 had a weighted average grant date value of $0.52, valued using the Black-Scholes pricing model, with the following assumptions:

Risk free interest rate	1.92%
Expected term (years)	5.00
Expected volatility	44.0%
Expected dividends	0.0%
Forfeiture rate	5.0%

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

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

A summary of warrants activity during the years ended December 31, 2018 and 2017 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2016	1,901,480	$2.20
Issued	2,250	2.00
Exercised	-	-
Cancelled	(438,434)	2.30
Outstanding, December 31, 2017	1,465,296	2.17
Issued	-
Exercised	-
Cancelled	(235,666)	2.30
Outstanding, December 31, 2018	1,229,630	$2.15	1.9	$-

Exercisable, December 31, 2018	1,229,630	$2.15	1.9	$-

A summary of outstanding and exercisable warrants as of December 31, 2018 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$2.00	Common Stock	741,879	2.0	741,879
$2.30	Common Stock	299,444	0.5	299,444
$2.50	Common Stock	188,307	2.2	188,307
	Total	1,229,630		1,229,630

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

Stock Options

On November 17, 2017, the Company granted five-year options for the purchase of 1,395,000 shares of the Company’s common stock under the 2016 Plan, of which options for the purchase of an aggregate of 940,000 shares of common stock were granted to certain employees of the Company, options for the purchase of an aggregate of 100,000 shares of common stock were granted to two members of the Board of Directors, and options for the purchase 355,000 shares of common stock were granted to Company consultants. The options had an exercise price of $1.10 per share and vest 25% at the first anniversary of date of grant, with the remaining shares vesting ratably on a quarterly basis over the following three years. The options had an aggregate grant date fair value of $452,120, of which options granted to employees and members of the Board of Directors had a grant date fair value of $337,064, which will be recognized ratably over the vesting period, and options granted to consultants had an aggregate grant date fair value of $115,056, which was re-measured on financial reporting dates and vesting dates using the Black Scholes model. Upon the adoption of the ASU 2018-07 on July 1, 2018, the Company remeasured the fair value of all outstanding stock options that had been granted to non-employees. Pursuant to ASU 2018-07, existing stock options granted to non-employees will no longer be revalued.

On February 12, 2018, the Company granted five-year options for the purchase of 1,330,000 shares of the Company’s common stock under the 2016 Plan, to certain employees of the Company. The options had an exercise price of $0.77 per share and vest 25% at the first anniversary of date of grant, with the remaining shares vesting ratably on a quarterly basis over the following three years. The options had an aggregate grant date fair value of $623,011, which will be recognized ratably over the vesting period.

On September 20, 2018, the Company granted five-year options for the purchase of 1,500,000 shares of the Company’s common stock under the 2018 Plan, of which options for the purchase of 1,350,000 shares of the Company’s common stock were granted to certain employees of the Company and options for the purchase of 150,000 shares of the Company’s common stock were granted to consultants. The options had an exercise price of $0.539 per share and vest 25% at the first anniversary of date of grant, with the remaining shares vesting ratably on a quarterly basis over the following three years. The options had an aggregate grant date fair value of $253,023, which will be recognized ratably over the vesting period.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. The weighted average grant date fair value per share of options granted during the years ended December 31, 2018 and 2017 was $0.10 and $0.32, respectively. Assumptions used in applying the Black-Scholes option pricing model during years ended December 31, 2018 and 2017, respectively, are as follows:

	For the Years Ended
	December 31,
	2018	2017
Risk free interest rate	2.96%	2.06%
Expected term (years)	3.6 - 5.0	3.5-4.5
Expected volatility	43.53%	42.30%
Expected dividends	0.00%	0.00%

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

Until September 23, 2016, there was no public trading market for the shares of GGH common stock underlying the Company’s 2001 Plan and 2008 Plan and 2016 Plan. Accordingly, the fair value of the GGH common stock was estimated by management based on observations of the cash sales prices of GGH equity securities. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted to consultants represents the contractual term, whereas the expected term of options granted to employees and directors was estimated based upon the “simplified” method for “plain-vanilla” options. Given that the Company’s shares were not publicly traded, the Company developed an expected volatility based on a review of the historical volatilities, over a period of time equivalent to the expected term of the options, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options. The Company estimated forfeitures related to options at an annual rate of 5% for options outstanding at December 31, 2018. There were 2,830,000 and 1,395,000 stock options granted during the years ended December 31, 2018 and 2017, respectively.

During the years ended December 31, 2018 and 2017, the Company recorded stock-based compensation expense of $716,249 and $622,802, respectively, related to stock option grants, which is reflected as general and administrative expenses (classified in the same manner as the grantees’ wage compensation) in the consolidated statements of operations. As of December 31, 2018, there was $1,049,807 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.78 years.

A summary of options activity during the years ended December 31, 2018 and 2017 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, December 31, 2016	8,024,265	2.39
Granted	1,395,000	1.10
Exercised	-	-
Expired	(75,000)	3.85
Forfeited	(110,000)	2.39
Outstanding, December 31, 2017	9,234,265	2.18
Granted	2,830,000	0.65
Exercised	-	-
Expired	(2,505,000)	2.49
Forfeited	(60,000)	1.62
Outstanding, December 31, 2018	9,499,265	$1.65	2.5	$-

Exercisable, December 31, 2018	5,232,035	$2.25	1.3	$-

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

The following table presents information related to stock options as of December 31, 2018:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options

$0.54	1,500,000	-	0
$0.77	1,320,000	-	0
$1.10	1,370,000	3.9	342,500
$2.20	3,071,890	1.5	2,679,160
$2.48	2,237,375	0.7	2,210,375
	9,499,265	1.3	5,232,035

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

Employment Agreement

On September 28, 2015, we entered into an employment agreement with Scott Mathis, our CEO (the “Employment Agreement”). Among other things, the agreement provides for a three-year term of employment at an annual salary of $401,700 (subject to a 3% cost-of-living adjustment per year), bonus eligibility, paid vacation and specified business expense reimbursements. The agreement sets limits on the Mr. Mathis’ annual sales of GGH common stock. Mr. Mathis is subject to a covenant not to compete during the term of the agreement and following his termination for any reason, for a period of twelve months. Upon a change of control (as defined by the agreement), all of Mr. Mathis’ outstanding equity-based awards will vest in full and his employment term resets to two years from the date of the change of control. Following Mr. Mathis’s termination for any reason, Mr. Mathis is prohibited from soliciting Company clients or employees for one year and disclosing any confidential information of GGH for a period of two years. The agreement may be terminated by the Company for cause or by the CEO for good reason, in accordance with the terms of the agreement. On September 20, 2018, the Board of Directors extended the Employment Agreement on the same terms for a period of 120 days. On January 31, 2019, the Board of Directors of the Company extended Scott Mathis’ employment agreement through April 30, 2019. All other terms of the Employment Agreement remain the same.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

Importer Agreement

The Company entered into an agreement (the “Importer Agreement”) with an importer (the “Importer”) effective June 1, 2016, pursuant to which the Company has engaged the Importer as its sole and exclusive importer, distributor and marketing agent of wine in the United States for certain minimum sales quantities at prices mutually agreed upon by the Company and the Importer. The Importer Agreement terminates on December 31, 2020 and is automatically renewable for an indefinite number of successive three-year terms, unless terminated by the Company or the Importer for cause, as defined in the Importer Agreement.

Lease Commitments

The Company leases office space in New York City under an operating lease (as amended) which expires on August 31, 2020. Rent expense for this property was $211,271 and $192,237 for the years ended December 31, 2018 and 2017, respectively, net of expense allocation to affiliates (see Note 14 – Related Party Transactions – Expense Sharing).

Future minimum payments on this operating lease are as follows:

For the Years Ending
December 31,	Amount

2019	$240,376
2020	163,424
Total	$403,800

Reverse Stock Split

On December 12, 2017, the Company’s Board of Directors approved a five-for-one reverse stock split, to be effective upon the Company’s uplisting to a national stock exchange.

18. SUBSEQUENT EVENTS

Stock Options

On January 31, 2019, the Board of Directors of GGH granted options to certain employees as consideration for their services to GGH, which included options to acquire 450,000 shares of common stock to GGH’s Chief Executive Officer and options to acquire 75,000 shares to GGH’s Chief Financial Officer all at an exercise price of $0.385 per share. The options vest 25% at the first anniversary of the date of grant, with the remaining 75% vesting in equal quarterly installments over the following three years. The options expire on January 31, 2024.

In addition, in connection with services provided by two members of the Board of Directors of GGH, the Board also granted options to acquire 50,000 shares of common stock of the Company at an exercise price of $0.385 per share. The options vest 25% at the first anniversary of the date of grant, with the remaining 75% vesting in equal quarterly installments over the following three years. The options expire on January 31, 2024.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY ALGODON GROUP, INC)

Notes to Consolidated Financial Statements

Gaucho Notes

In January 2019, management of GG gave the option to the noteholders of extending the maturity date from December 31, 2018 to March 31, 2019 of their specific convertible promissory notes. All of the noteholders retain their right, but not the obligation, to convert the principal amount of the note plus accrued interest into GG common stock at a 20% discount to the share price in a future offering of common stock by GG. As of February 11, 2019, all noteholders representing have agreed to the extension of the maturity date on their convertible notes, except for noteholders holding notes in the amount of $10,500 which have matured.

Between January 1, 2019 and March 4, 2019, GG has sold convertible promissory notes in the total amount of $751,000 to accredited investors. The maturity date of the notes is March 31, 2019, and at the option of the holder, the principal amount of the note plus accrued interest can be converted into GG common stock at a 20% discount to the share price in a future offering of common stock by GG.

On March 13, 2019, the Company issued 181,185 shares of common stock at $0.35 per share to employees for the year ended December 31, 2018 of the 401(k) profit sharing plan.

Common Stock

Between February 8, 2019 and March 27, 2019, GGH sold a total of 2,527,857 shares of its common stock to accredited investors for total gross proceeds of $884,750.

Management has evaluated all subsequent events to determine if events or transactions occurring through the date that the consolidated financial statements were issued, require adjustment to or disclosure in the consolidated financial statements.

Foreign Currency Exchange Rates

The Argentine Peso to United States Dollar exchange rate was 43.370, 37.569 and 18.593 at March 31, 2019, December 31, 2018 and December 31, 2017, respectively.

