Form 10-Q
period 2019-03-31
Gaucho Group Holdings, Inc.
filed 2019-05-15
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

212-739-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [  ] No [X]

As of May 10, 2019, there were 52,349,718 shares of common stock outstanding.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets

Current Assets
Cash	$63,912	$58,488
Accounts receivable, net	537,854	457,745
Accounts receivable - related parties, net of allowance of $514,087 at each of March 31, 2019 and December 31, 2018	112,241	71,650
Advances to employees	281,783	281,783
Inventory	1,290,540	1,033,895
Real estate lots held for sale	120,826	139,492
Operating lease right-of-use asset, current portion	214,453	-
Prepaid expenses and other current assets	123,719	193,360

Total Current Assets	2,745,328	2,236,413

Long Term Assets
Property and equipment, net	2,940,506	2,972,364
Operating lease right-of-use asset, non-current portion	92,862	-
Prepaid foreign taxes, net	408,163	369,590
Investment - related parties	7,133	7,840
Deposits	61,284	61,284

Total Assets	$6,255,276	$5,647,491

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (CONTINUED)

	March 31,	December 31,
	2019	2018
	(unaudited)
Liabilities, Temporary Equity and Stockholders' Deficiency

Current Liabilities
Accounts payable	$439,311	$497,817
Accrued expenses, current portion	1,154,863	1,185,367
Deferred revenue	1,026,211	1,038,492
Operating lease liabilities, current portion	225,348	-
Loans payable, current portion, net of debt discount	806,427	871,106
Convertible debt obligations, net of debt discount	3,488,654	2,732,654
Current portion of other liabilities	85,222	99,901

Total Current Liabilities	7,226,036	6,425,337

Long Term Liabilities
Accrued expenses, non-current portion	47,404	57,786
Operating lease liabilities, non-current portion	98,641	-
Loans payable, non-current portion, net of debt discount	240,077	234,791

Total Liabilities	7,612,158	6,717,914

Commitments and Contingencies		-

Series B convertible redeemable preferred stock, par value $0.01 per share, 902,670 shares authorized, issued and outstanding at March 31, 2019 and December 31, 2018, respectively. Liquidation preference of $9,833,022 at March 31, 2019.	9,026,824	9,026,824
Stockholders' Deficiency
Preferred stock, 11,000,000 shares authorized:
Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; no shares are available for issuance.	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 49,447,575 and 46,738,533 shares issued and 49,397,042 and 46,688,000 shares outstanding as of March 31, 2019 and December 31, 2018, respectively.	494,475	467,384
Additional paid-in capital	84,893,510	83,814,442
Accumulated other comprehensive loss	(13,101,880)	(13,110,219)
Accumulated deficit	(82,623,456)	(81,222,499)
Treasury stock, at cost, 50,533 shares at March 31, 2019 and December 31, 2018	(46,355)	(46,355)

Total Stockholders' Deficiency	(10,383,706)	(10,097,247)

Total Liabilities, Temporary Equity and Stockholders' Deficiency	$6,255,276	$5,647,491

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2019	2018

Sales	$440,495	$1,277,923
Cost of sales	(228,610)	(575,962)

Gross profit	211,885	701,961

Operating Expenses
Selling and marketing	111,438	97,902
General and administrative	1,377,724	1,952,275
Depreciation and amortization	49,580	6,739

Total operating expenses	1,538,742	2,056,916

Loss from Operations	(1,326,857)	(1,354,955)

Other Expense (Income)
Interest expense, net	121,623	70,159
Gain on foreign currency translation	(47,523)	-

Total other expense	74,100	70,159

Net Loss	(1,400,957)	(1,425,114)

Series B preferred stock dividends	(177,795)	(155,791)

Net Loss Attributable to Common Stockholders	$(1,578,752)	$(1,580,905)

Net loss per common share	$(0.03)	$(0.04)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	47,818,263	43,086,927

See Notes to the Condensed Consolidated Financial Statements

5

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended
	March 31,
	2019	2018

Net Loss	$(1,400,957)	$(1,425,114)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	8,339	(285,609)
Total Comprehensive Loss	$(1,392,618)	$(1,710,723)

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(unaudited)

	Series B Convertible Redeemable						Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency
Balance - December 31, 2018	902,670	$9,026,824	46,738,533	$467,384	50,533	$(46,355)	$83,814,442	$(13,110,219)	$(81,222,499)	$(10,097,247)
Common stock issued in satisfaction of 401(k) profit sharing liability	-	-	181,185	1,812	-	-	61,603	-	-	63,415
Options and warrants	-	-	-	-	-	-	157,994	-	-	157,994
Common stock issued for cash	-	-	2,527,857	25,279	-	-	859,471	-	-	884,750
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,400,957)	(1,400,957)
Other comprehensive loss	-	-	-	-	-	-	-	8,339	-	8,339
Balance - March 31, 2019	902,670	$9,026,824	49,447,575	$494,475	50,533	$(46,355)	$84,893,510	$(13,101,880)	$(82,623,456)	$(10,383,706)

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

	Series B Convertible Redeemable						Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency
Balance - December 31, 2017	902,670	$9,026,824	43,067,546	$430,674	4,411	$(14,070)	$80,902,967	$(10,795,810)	$(75,544,081)	$(5,020,320)
Common stock issued in satisfaction of 401(k) profit sharing liability	-	-	116,284	1,163	-	-	80,236	-	-	81,399
Options and warrants	-	-	-	-	-	-	183,220	-	-	183,220
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,425,114)	(1,425,114)
Other comprehensive loss	-	-	-	-	-	-	-	(285,609)	-	(285,609)
Balance - March 31, 2018	902,670	$9,026,824	43,183,830	$431,837	4,411	$(14,070)	$81,166,423	$(11,081,419)	$(76,969,195)	$(6,466,424)

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(1,400,957)	$(1,425,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	13,312	20,446
Options and warrants	157,994	183,220
Gain on foreign currency translation	(47,523)	-
Net realized and unrealized investment losses	707	1,628
Depreciation and amortization	49,580	6,739
ROU asset amortization	53,705	-
Amortization of debt discount	6,495	9,636
Provision for uncollectible assets	-	(27,874)
Decrease (increase) in assets:
Accounts receivable	(197,209)	604,905
Inventory	(237,979)	(26,706)
Prepaid expenses and other current assets	31,065	(42,932)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	52,081	225,147
Changes in operating lease liabilities	(37,031)	-
Deferred revenue	(12,281)	(720,454)
Other liabilities	(14,679)	(527)
Total Adjustments	(181,763)	233,228
Net Cash Used in Operating Activities	(1,582,720)	(1,191,886)
Cash Flows from Investing Activities
Purchase of property and equipment	(17,772)	(233,544)
Net Cash Used in Investing Activities	(17,772)	(233,544)
Cash Flows from Financing Activities
Proceeds from loans payable	-	525,000
Repayments of loans payable	(43,226)	(26,053)
Proceeds from convertible debt obligations	786,000	1,219,704
Repayments of debt obligations	(30,000)	-
Proceeds from common stock offering	884,750	-
Net Cash Provided by Financing Activities	1,597,524	1,718,651
Effect of Exchange Rate Changes on Cash	8,392	(330,956)
Net Increase (Decrease) in Cash	5,424	(37,735)
Cash - Beginning of Period	58,488	358,303
Cash - End of Period	$63,912	$320,568

See Notes to the Condensed Consolidated Financial Statements

9

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Interest paid	$80,513	$45,786
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Accrued stock based compensation converted to equity	$63,415	$81,399

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

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

As wholly-owned subsidiaries of GGH, InvestProperty Group, LLC (“IPG”) and Algodon Global Properties, LLC (“AGP”) operate as holding companies that invest in, develop and operate global real estate and other lifestyle businesses such as wine production and distribution, golf, tennis, and restaurants. GGH operates its properties through its ALGODON® brand. IPG and AGP have invested in two ALGODON® brand projects located in Argentina. The first project is Algodon Mansion, a Buenos Aires-based luxury boutique hotel property that opened in 2010 and is owned by the Company’s subsidiary, The Algodon – Recoleta, SRL (“TAR”). The second project is the redevelopment, expansion and repositioning of a Mendoza-based winery and golf resort property now called Algodon Wine Estates (“AWE”), the integration of adjoining wine producing properties, and the subdivision of a portion of this property for residential development. GGH’s wholly owned subsidiary Algodon Europe, Ltd., is a United Kingdom wine distribution company. GGH’s wholly owned subsidiary, Gaucho Group, Inc. (“GG”) is in the final stages of development for the manufacture, distribution and sale of high-end luxury fashion and accessories through an e-commerce platform.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses of $1,400,957 and $1,425,114 during the three months ended March 31, 2019 and 2018, respectively. The Company has an accumulated deficit of $82,623,456 at March 31, 2019. Cash used in operating activities was $1,582,720 and $1,191,886 during the three months ended March 31, 2019 and 2018, respectively. Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to continue to pursue its business objectives. The Company funded its operations during the three months ended March 31, 2019 through the proceeds from convertible debt obligations of $786,000 and proceeds from the sale of common stock for net proceeds of $884,750. The Company repaid loans payable of $43,226 and debt obligations of $30,000, during the three months ended March 31, 2019.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2019, and for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited consolidated financial statements.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For operations in highly inflationary economies, monetary asset and liabilities are translated at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are translated at historical exchange rates. Nonmonetary assets and liabilities existing on July 1, 2018 (the date that the Company adopted highly inflation accounting) were translated using the Argentina Peso to United States Dollar exchange rate in effect on June 30, 2018, which was 28.880. Income and expense accounts are translated at the weighted average exchange rate in effect during the period. Translation adjustments are reflected in income (loss) on foreign currency translation on the accompanying statements of operations. During the three months ended March 31, 2019, the Company recorded a $47,523 gain on foreign currency translation as a result of the net monetary liability position of its Argentine subsidiaries.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound) except for the Company’s Argentine subsidiaries for the three months ended March 31, 2019, as described above. Prior to the transition of Argentine operations to highly inflationary status on July 1, 2018, these foreign subsidiaries translated assets and liabilities from their local currencies to U.S. dollars using period end exchange rates while income and expense accounts were translated at the average rates in effect during the during the period. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ deficit. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $41,975 and $48,929 at March 31, 2019 and December 31, 2018, respectively, which represents cash held in Argentine bank accounts.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. ASC Topic 606 provides a single comprehensive model to use in accounting for revenue arising from contracts with customers, and gains and losses arising from transfers of non-financial assets including sales of property and equipment, real estate, and intangible assets. The Company adopted ASC Topic 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC Topic 606 did not have a material impact on the Company’s condensed consolidated financial statements as of the date of adoption, and therefore a cumulative-effect adjustment was not required.

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

The following table summarizes the revenue recognized in the Company’s condensed statements of operations:

	For The Three Months Ended
	March 31,
	2019	2018

Real estate sales	$-	$799,854
Hotel room and events	259,620	223,568
Restaurants	65,923	90,097
Winemaking	90,542	139,396
Golf, tennis and other	24,410	25,008
	$440,495	$1,277,923

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

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

During the three months ended March 31, 2019 the Company recognized $0 of revenues related to the sale of real estate lots which was included in deferred revenues as of December 31, 2018. For the three months ended March 31, 2019, the Company did not recognize any revenue related to performance obligations satisfied in previous periods. Contracts related to the sale of wine, agricultural products and hotel services have an original expected length of less than one year. The Company has elected not to disclose information about remaining performance obligations pertaining to contracts with an original expected length of one year or less, as permitted under the guidance.

As of March 31, 2019 and December 31, 2018, the Company had deferred revenue of $981,364 and $995,327, respectively, associated with real estate lot sale deposits, and had $44,847 and $43,165, respectively, of deferred revenue related to hotel deposits. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the condensed consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2019	2018

Options	10,549,265	10,312,926
Warrants	1,132,609	1,389,179
Series B convertible preferred stock	9,026,700	9,026,700
Convertible debt (1)	7,654,070	-
Total potentially dilutive shares	28,362,644	20,728,805

(1)	At March 31, 2018, $1,239,704 of convertible debt is convertible into common stock at a 10% discount to the price used for the sale of the of the Company’s common stock in a future private placement offering.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Operating Leases

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of operating lease right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is also required to recognize and measure new leases at the adoption date and recognize a cumulative-effect adjustment in the period of adoption using a modified retrospective approach, with certain practical expedients available.

The Company adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”) effective January 1, 2019 and elected to apply the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. ASC 842 requires the Company to make significant judgments and estimates. As a result, the Company implemented changes to its internal controls related to lease evaluation for the three months ended March 31, 2019. These changes include updated accounting policies affected by ASC 842 as well as redesigned internal controls over financial reporting related to ASC 842 implementation. Additionally, the Company has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements. The standard had an impact on the Company’s condensed consolidated balance sheets but did not have an impact on the Company’s condensed consolidated statements of operations or condensed consolidated statements of cash flows upon adoption. The most significant impact was the recognition of ROU assets and lease liabilities of 361,020, respectively, for operating leases, while the Company’s accounting for finance leases remained substantially unchanged. The adoption of ASC 842 did not have a material impact in the current year and prior year comparative periods and as a result, a cumulative-effect adjustment was not required.

New Accounting Pronouncements

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” (“Topic 842”) (“ASU 2019-01”). These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied. (Issue 1). The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities. (Issue 2). Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. (Issue 3). The transition and effective date provisions apply to Issue 1 and Issue 2. They do not apply to Issue 3 because the amendments for that Issue are to the original transition requirements in Topic 842. The effective date of those amendments is for fiscal years beginning after December 15, 2019. The Company is currently evaluating ASU 2019-01 and its impact on its unaudited condensed consolidated financial statements and financial statement disclosures.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. INVENTORY

Inventory at March 31, 2019 and December 31, 2018 is comprised of the following:

	March 31, 2019	December 31, 2018

Vineyard in process	$312,282	$232,436
Wine in process	755,911	747,862
Finished wine	52,451	11,003
Clothing and accessories	132,133	-
Other	37,763	42,594
	$1,290,540	$1,033,895

5. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company retained certain affiliate warrants which are marked to market at each reporting date using the Black-Scholes option pricing model. The Company recorded unrealized losses on the affiliate warrants of $707 and $1,628 during the quarter ended March 31, 2019 and 2018, respectively, which are included in revenues on the accompanying condensed consolidated statements of operations

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or developed by the Company. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Investments – Related Parties at Fair Value

As of March 31, 2019	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$7,133	$7,133

As of December 31, 2018	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$7,840	$7,840

A reconciliation of Level 3 assets is as follows:

Warrants
Balance - December 31, 2018	$7,840
Unrealized loss	(707)
Balance - March 31, 2019	$7,133

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	March 31, 2019	December 31, 2018

Accrued compensation and payroll taxes	$127,318	$149,019
Accrued taxes payable - Argentina	282,504	292,535
Accrued interest	451,917	404,239
Other accrued expenses	293,124	339,574
Accrued expenses, current	1,154,863	1,185,367
Accrued payroll tax obligations, non-current	47,404	57,786
Total accrued expenses	$1,202,267	$1,243,153

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. LOANS PAYABLE

The Company’s loans payable are summarized below:

	March 31, 2019			December 31, 2018
	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount

Demand Loan	$9,222	$-	$9,222	$10,647	$-	$10,647
2018 Loan	433,460	-	433,460	464,739	-	464,739
2017 Loan	135,336	-	135,336	168,609	-	168,609
Land Loan	500,000	(31,514)	468,486	500,000	(38,098)	461,902
Total Loans Payable	1,078,018	(31,514)	1,046,504	1,143,995	(38,098)	1,105,897
Less: current portion	828,019	(21,592)	806,427	893,995	(22,889)	871,106
Loans Payable, non-current	$249,999	$(9,922)	$240,077	$250,000	$(15,209)	$234,791

On March 31, 2017, the Company received a bank loan in the amount of $519,156 (ARS $8,000,000) (the “2017 Loan”). The loan bears interest at 24.18% per annum and is due on March 1, 2021. Principal and interest will be paid in forty-two monthly installments beginning on October 1, 2017 and ending on March 1, 2021. The Company incurred interest expense of $23,404 and $26,508 on this loan during the three months ended March 31, 2019 and 2018, respectively. During 2018, the Company defaulted on certain 2017 Loan payments, and as a result, the 2017 Loan is currently payable upon demand. Of the decrease in principal of $33,273 on the 2017 Loan during the three months ended March 31, 2019, $12,035 resulted from principal payments made and $21,238 resulted from the effect of fluctuations in the foreign currency exchange rate during the period.

On August 19, 2017, the Company purchased 845 hectares of land adjacent to its existing property at AWE. The Company paid $100,000 at the date of purchase and executed a note payable in the amount of $600,000 (the “Land Loan”) with a stated interest rate of 0% and with quarterly payments of $50,000 beginning on December 18, 2017 and ending August 18, 2021. At the date of purchase, the Company took possession of the property, with full use and access, and will receive the deed to the property after $400,000 of the purchase price has been paid. The Company imputed interest on the note at 7% per annum and recorded a discounted note balance of $517,390 on August 19, 2017. Amortization of the note discount in the amount of $6,495 and $9,636 for the three months ended March 31, 2019 and 2018, respectively, is recorded as interest expense on the accompanying condensed consolidated statements of operations. The balance on the note was $468,486, net of debt discount of $31,514 on March 31, 2019, of which $228,409 (net of discount of $21,592) is included in loans payable, net, current and $240,077 (net of discount of $9,923) is included in loans payable, net, non-current in the accompanying condensed consolidated balance sheets.

On January 25, 2018 the Company received a bank loan in the amount of $525,000 (the “2018 Loan”), denominated in U.S. dollars. The loan bears interest at 6.75% per annum and is due on January 25, 2023. Principal and interest will be paid in 60 equal monthly installments of $10,311, beginning on February 23, 2018. During 2018, the Company defaulted on certain 2018 Loan payments, and as a result, the 2018 Loan is currently payable upon demand. The Company incurred interest expense of $7,563 and $5,769 on this loan during the three months ended March 31, 2019 and 2018, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On June 4, 2018 the Company received a loan in the amount of $55,386 (ARS $1,600,000) which bears interest at 10% per month and is due upon demand of the lender (the “Demand Loan”). Interest is paid monthly. The Company incurred interest expense on this loan of $3,360 during the three months ended March 31, 2019. The decrease in the principal balance of the Demand Loan during the period is the result of changes in the foreign currency exchange rate during the period.

8. CONVERTIBLE DEBT OBLIGATIONS

The Company’s convertible debt obligations are summarized below:

	March 31, 2019			December 31, 2018
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

2010 Debt Obligations	$-	$287,932	$287,932	$-	$279,735	$279,735
Convertible Notes	1,221,854	98,067	1,319,921	1,251,854	75,013	1,326,867
Gaucho Notes	2,266,800	53,400	2,320,200	1,480,800	18,787	1,499,587
Total Debt Obligations	$3,488,654	$439,399	$3,928,053	$2,732,654	$373,535	$3,106,189

[1]	Accrued interest is included as a component of accrued expenses on the accompanying condensed consolidated balance sheets.

During an offering that ended on September 30, 2010, IPG issued convertible notes with an interest rate of 8% and an amended maturity date of March 31, 2011 (the “2010 Debt Obligations”). During 2017, the Company repaid the remaining principal balance of $162,500, such that as of December 31, 2017, there is no principal balance owed on the 2010 Debt Obligations. Accrued interest of $287,932 and $279,735 owed on the 2010 Debt Obligations remained outstanding as of March 31, 2019 and December 31, 2018, respectively. The Company incurred interest expense of $8,197 and $9,153 during the three months ended March 31, 2019 and 2018, respectively, on the 2010 Debt Obligations. Accrued interest on the 2010 Debt Obligations is not convertible.

On December 31, 2017, the Company sold a convertible promissory note in the amount of $20,000 to an accredited investor. During 2018, the Company sold additional convertible promissory notes in the aggregate principal amount of $2,026,730 (together, the “Convertible Notes”). The Convertible Notes mature 90 days from the date of issuance, bear interest at 8% per annum and are convertible into the Company’s common stock at $0.63 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. The conversion option represented a beneficial conversion feature in the amount of $227,414 which was recorded as a debt discount with a corresponding credit to additional paid-in capital. Debt discount is amortized over the term of the loan using the effective interest method. During 2018, principal and interest of $794,875 and $15,000, respectively, were converted into 1,285,517 shares of common stock at a conversion price of $0.63 per share. During the three months ended March 31, 2019, the Company repaid principal and interest of $30,000 and $2,151, respectively. The Company incurred total interest expense of $25,205 and $4,225 related to this debt during the three months ended March 31, 2019 and 2018, respectively. The remaining principal balance owed on the Convertible Notes of $1,221,854 is past due as of March 31, 2019.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During 2018, the Company’s subsidiary, Gaucho Group, Inc., sold convertible promissory notes in the amount of $1,480,800 to accredited investors. Between January 1, 2019 and March 12, 2019, Gaucho Group, Inc. sold convertible promissory notes in the amount of $786,000 to accredited investors (together, the “Gaucho Notes”). In January 2019, management of GG gave the option to the noteholders of extending the maturity date from December 31, 2018 to March 31, 2019 of their specific Gaucho Notes. The Gaucho Notes, as amended, bear interest at 7% per annum and mature and became due on March 31, 2019. All holders of Gaucho Notes agreed to extend the maturity date to March 31, 2019. The Gaucho Notes and related accrued interest are convertible into GG common stock at the option of the holder, at a price representing 20% discount to the share price in a future offering of GG common stock. The Company is currently in the process of obtaining consent to convert the Gaucho Notes into shares of common stock of GG at a price per share of $0.40. The Company incurred total interest expense of $34,615 related to the Gaucho Notes during the three months ended March 31, 2019.

9. RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties of $112,241 and $71,650 at March 31, 2019 and December 31, 2018, respectively, represent the net realizable value of advances made to related, but independent, entities under common management, of which $83,004 and $4,644 respectively, represents amounts owed to the Company in connection with expense sharing agreements as described below.

See Note 5 – Investments and Fair Value of Financial Instruments, for a discussion of the Company’s investment in warrants of a related, but independent, entity.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related, but independent, entity under common management, of which GGH’s Chief Executive Officer (“CEO”) is Chairman and Chief Executive Officer, and GGH’s Chief Financial Officer (“CFO”) is Chief Financial Officer, to share expenses such as office space, support staff and other operating expenses. The agreement was amended on January 1, 2017 to reflect the current use of personnel, office space, professional services. During the three months ended March 31, 2019 and 2018, the Company recorded a contra-expense of $69,829 related to the reimbursement of general and administrative expenses as a result of the agreement. The entity owed $83,004 and $4,644, respectively, as of March 31, 2019 and December 31, 2018, under such and similar prior agreements.

The Company had an expense sharing agreement with a different related entity to share expenses such as office space and other clerical services which was terminated in August 2017. The owners of more than 5% of that entity include (i) GGH’s chairman, and (ii) a more than 5% owner of GGH. The entity owed $396,116 to the Company under the expense sharing agreement at each of March 31, 2019 and December 31, 2018, of which the entire balance is deemed unrecoverable and reserved.

10. BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction. A participant is always fully vested in their account, including the Company’s contribution. For the three months ended March 31, 2019 and 2018, the Company recorded a charge associated with its contribution of $13,312 and $ 20,446, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle prior year’s obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $0.35 and $0.70 per share for the three months ended March 31, 2019 and 2018, respectively).

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

Series B Preferred Stock

The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value (equal to face value of $10 per share), as defined, payable when, as and if declared by the Board of Directors. Cumulative dividends earned by the Series B stockholders were $177,795 and $155,791 for the three months ended March 31, 2019 and 2018, respectively. Dividends payable of $85,223 are included in the current portion of other liabilities at March 31, 2019. Cumulative unpaid dividends in arrears related to the Series B totaled $721,099 and $546,335 as of March 31, 2019 and December 31, 2018, respectively.

Common Stock

Between February 8, 2019 and March 27, 2019, GGH sold a total of 2,527,857 shares of its common stock to accredited investors for total gross proceeds of $884,750.

On March 13, 2019, the Company issued 181,185 shares of common stock at $0.35 per share to employees for the year ended December 31, 2018 of the 401(k) profit sharing plan.

Accumulated Other Comprehensive Income (Loss)

For three months ended March 31, 2019 and 2018, the Company recorded $8,339 and $(285,609), respectively, of foreign currency translation adjustment as accumulated other comprehensive income (loss), primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 3 – Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

Warrants

A summary of warrants activity during the three months ended March 31, 2019 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, December 31, 2018	1,229,630	2.15
Issued	-	-
Exercised	-	-
Cancelled	(97,021)	2.30
Outstanding, March 31, 2019	1,132,609	$2.14	1.60	$-

Exercisable, March 31, 2019	1,132,609	$2.14	1.60	$-

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of outstanding and exercisable warrants as of March 31, 2019 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$2.00	Common Stock	741,879	1.8	741,879
$2.30	Common Stock	202,423	0.4	202,423
$2.50	Common Stock	188,307	2.0	188,307
	Total	1,132,609		1,132,609

Stock Options

On January 31, 2019, the Company granted five-year options for the purchase of 1,350,000 shares of the Company’s common stock under the 2018 Plan, of which options for the purchase of 1,100,000 shares of the Company’s common stock were granted to certain employees of the Company, options for the purchase of 100,000 shares of the Company’s common stock were granted to certain members of the Board of Directors and options for the purchase of 150,000 shares of the Company’s common stock were granted to consultants. The options had an exercise price of $0.385 per share and vest 25% at the first anniversary of date of grant, with the remaining shares vesting ratably on a quarterly basis over the following three years. The options had an aggregate grant date fair value of $200,092, which will be recognized ratably over the vesting period.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Assumptions used in applying the Black-Scholes option pricing model during the three months ended March 31, 2019 are as follows:

	For the Three Months Ended
	March 31,
	2019	2018

Risk free interest rate	2.43%	2.56%
Expected term (years)	3.6 - 5.0	5.0
Expected volatility	52.00%	43.50%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the three months ended March 31, 2019 was approximately $0.15 per share. The weighted average estimated fair value of the stock options granted during the three months ended March 31, 2018 was approximately $0.47 per share.

During the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense of $157,994 and $183,220, respectively, related to stock option grants, which is reflected as general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2019, there was $1,091,654 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.91 years.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of options activity during the three months ended March 31, 2019 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, December 31, 2018	9,499,265	1.65
Granted	1,350,000	0.39
Exercised	-	-
Expired	(75,000)	1.10
Forfeited	(225,000)	1.10
Outstanding, March 31, 2019	10,549,265	$1.50	2.6	$-

Exercisable, March 31, 2019	5,696,780	$2.16	1.2	$-

The following table presents information related to stock options at March 31, 2019:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options

$0.39	1,350,000	-	-
$0.54	1,500,000	-	-
$0.77	1,320,000	3.9	330,000
$1.10	1,070,000	3.6	334,380
$2.20	3,071,890	1.2	2,813,025
$2.48	2,237,375	0.4	2,219,375
	10,549,265	1.2	5,696,780

12. LEASES

The Company leases one corporate office through an operating lease agreement. The Company has an obligation for its corporate office located in New York, New York, through 2020. As of March 31, 2019, the lease had a remaining term of approximately 1.4 years. Over the duration of the lease, payments will escalate 3% every year.

As of March 31, 2019, the Company had no leases that were classified as a financing lease. As of March 31, 2019, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses for the three months ended March 31, 2019 was $57,816 and is recorded in general and administrative expenses on the condensed consolidated statements of operations. Total rent expense for the three months ended March 31, 2018 was $56,892 and is recorded in general and administrative expenses on the condensed consolidated statements of operations.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Supplemental cash flows information related to leases was as follows:

Three Months Ended
March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$59,499

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$361,020

Weighted Average Remaining Lease Term:
Operating leases	1.42 years

Weighted Average Discount Rate:
Operating leases	8.0%

Future minimum payments under non-cancellable leases as of March 31, 2019 were as follows:

For the Years Ending December 31,	Amount

2019	$180,877
2020	163,424
Total future minimum lease payments	344,301
Less: imputed interest	(20,312)
Total	$323,989

13. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is involved in litigation and arbitrations from time to time in the ordinary course of business. After consulting legal counsel, the Company does not believe that the outcome of any such pending or threatened litigation will have a material adverse effect on its financial condition or results of operations. However, as is inherent in legal proceedings, there is a risk that an unpredictable decision adverse to the Company could be reached. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

14. SUBSEQUENT EVENTS

Management has evaluated all subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued, require adjustment to or disclosure in the accompanying condensed consolidated financial statements.

Common Stock

Between April 1, 2019 and May 9, 2019, GGH sold a total of 2,902,143 shares of its common stock to accredited investors for total gross proceeds of $1,015,750.

Foreign Currency Exchange Rates

The Argentine peso to United States dollar exchange rate was 45.213, 43.373 and 37.569 at May 09, March 31, 2019 and December 31, 2018, respectively.

The British pound to United States dollar exchange rate was 0.7687, 0.7679 and 0.7851 at May 09, March 31, 2019 and December 31, 2018, respectively.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of December 31, 2018, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

Unless the context requires otherwise, references in this document to “GGH”, “we”, “our”, “us” or the “Company” are to Gaucho Group Holdings, Inc. and its subsidiaries.

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

Recent Developments and Trends

In 2016, GGH formed a new wholly-owned subsidiary, Gaucho Group Inc. (“GG”), and in 2019, the entity became active in the manufacture and sale of high-end fashion and accessories in Argentina. As of March 31, 2019, GG was still in the final stage of development and not yet operational. GGH’s senior management is based in its corporate offices in New York City. GGH’s local operations are managed by professional staff with substantial hotel, hospitality and resort experience in Buenos Aires and San Rafael, Argentina.

Financings

During the three months ended March 31, 2019, we raised, net of repayments, approximately $1.6 million of new capital including $0.7 million through the issuance convertible debt and $0.9 million through the issuance of equity (common stock). We used the net proceeds from these issuances for general working capital and capital expenditures.

Liquidity

As reflected in our accompanying condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $82,623,456, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2018 and 2017, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing of our products and continue the development of our real estate holdings.

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

Consolidated Results of Operations

Three months March 31, 2019 compared to three months ended March 31, 2018

Overview

We reported net losses of approximately $1.4 million for the three months ended March 31, 2019 and 2018.

Revenues

Revenues were approximately $440,000 and $1,278,000 during the three months ended March 31, 2019 and 2018, respectively, representing a decrease of $838,000 or 66%. Decreases in real estate lot revenue of approximately $800,000 and decreases of approximately $516,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, were partially offset by approximately $349,000 increase in hotel and restaurant revenues.

Gross profit

We generated a gross profit of approximately $212,000 for the three months ended March 31, 2019 as compared to a gross profit of approximately $702,000 for the three months ended March 31, 2018, representing a decrease of $490,000 or 70%. Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $347,000 from $576,000 for the three months ended March 31, 2018 to $229,000 for the three months ended March 31, 2019. The decrease in cost of sales results primarily from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar and a decrease in cost of sales as a result of the decrease in revenues.

Selling and marketing expenses

Selling and marketing expenses were approximately $111,000 and $98,000 for the three months ended March 31, 2019 and 2018, respectively, representing an increase of $13,000 or 30% in 2019, primarily resulting from the Gaucho Group marketing event held in the first quarter of 2019.

General and administrative expenses

General and administrative expenses were approximately $1,378,000 and $1,952,000 for the three months ended March 31, 2019 and 2018, respectively, representing a decrease of $574,000 or 29%. The decrease resulted from decreases of approximately $60,000 in professional fees, approximately $80,000 in shareholder travel expenses, and approximately $207,000 resulting from the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $50,000 and $7,000 during the three months ended March 31, 2019 and 2018, respectively, representing an increase of $43,000.

Interest expense, net

Interest expense, net was approximately $122,000 and $70,000 during the three months ended March 31, 2019 and 2018, respectively, representing an increase of $52,000 or 74%. The increase is primarily due to the increase in debt principal outstanding during the period.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	March 31, 2019	December 31, 2018
Cash	$63,912	$58,488
Working Captial (Deficiency)	$(4,480,708)	$(4,188,924)

Based upon our working capital deficiency as of March 31, 2019, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have relied primarily on debt and equity private placement offerings to third party independent, accredited investors to sustain operations. During the three months ended March 31, 2019, we received proceeds of $786,000 from the issuance of convertible debt. We also received approximately $885,000 of proceeds from the sale of common stock.

Between April 1, 2019 and May 9, 2019, GGH sold a total of 2,902,143 shares of its common stock to accredited investors for total gross proceeds of $1,015,750.

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

Sources and Uses of Cash for the Three months ended March 31, 2019 and 2018

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 and 2018 amounted to approximately $1,583,000 and $1,192,000, respectively. During the three months ended March 31, 2019, the net cash used in operating activities was primarily attributable to the net loss of approximately $1,401,000, adjusted for approximately $234,000 of net non-cash expenses, and approximately $416,000 of cash provided by changes in the levels of operating assets and liabilities. During the three months ended March 31, 2018, the net cash used in operating activities was primarily attributable to the net loss of approximately $1,425,000, adjusted for approximately $194,000 of net non-cash expenses, and approximately $39,000 of cash provided by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2019 and 2018 amounted to approximately $18,000 and $234,000, respectively. Cash used in investing activities during the three months ended March 31, 2019 and 2018, respectively, resulted entirely from the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 and 2018 amounted to approximately $1,598,000 and $1,719,000, respectively. For the three months ended March 31, 2019, the net cash provided by financing activities resulted primarily from approximately $786,000 of proceeds from convertible debt obligations and approximately $885,000 of proceeds from common stock offerings, partially offset by debt and loan repayments of approximately $73,000. For the three months ended March 31, 2018, the net cash provided by financing activities resulted primarily from approximately $1,220,000 of proceeds from convertible debt obligations and approximately $525,000 of proceeds from the issuance of loans payable, partially offset by loan repayments of approximately $26,000.

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

Based on current cash on hand and subsequent activity as described herein, we may not have sufficient funds to operate our business operations for the next twelve months. While we are exploring opportunities with third parties and related parties to provide some or all of the capital we need over the short and long terms, we have not entered into any external agreement to provide us with the necessary capital. Historically, the Company has been successful in raising funds to support our capital needs. If we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a going concern opinion in conjunction with their audits of our December 31, 2018 and 2017 consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies, estimates and new accounting pronouncements set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K filed with the SEC on April 1, 2019. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2019, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). ASC 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to lease evaluation for the three months ended March 31, 2019. These changes include updated accounting policies affected by ASC 842 as well as redesigned internal controls over financial reporting related to ASC 842 implementation. Additionally, management has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements.

Except as stated above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Shares, Options and Warrants

Between January 1, 2019 and March 12, 2019, the Company sold convertible promissory notes in the amount of $786,000 to accredited investors (the “Gaucho Notes”). In January 2019, management of GG gave the option to the noteholders of extending the maturity date from December 31, 2018 to March 31, 2019 of their specific Gaucho Notes. The Gaucho Notes, as amended, bear interest at 7% per annum and mature and became due on March 31, 2019. All holders of Gaucho Notes agreed to extend the maturity date to March 31, 2019. The Company is currently in the process of obtaining consent to convert the Gaucho Notes into shares of common stock of GG at a price per share of $0.40. The Gaucho Notes and related accrued interest are convertible into GG common stock at the option of the holder, at a price representing 20% discount to the share price in a future offering of GG common stock. No general solicitation was used, no commissions were paid, and Gaucho Group relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in connection with the sales. A Form D was filed with the Securities and Exchange Commission (the “SEC”) on September 18, 2018, an amended Form D was filed on November 20, 2018, and amended Form D was filed on December 10, 2018, an amended Form D was filed on January 17, 2019, an amended Form D was filed on February 8, 2019, and another amended Form D was filed on February 21, 2019.

Between February 8, 2019 and March 27, 2019, GGH sold a total of 2,527,857 shares of its common stock to accredited investors for total gross proceeds of $884,750. No general solicitation was used, no commissions were paid, and we relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in connection with the sales. A Form D was be filed with the SEC on April 22, 2019, and an amended Form D was filed on May 6, 2019.

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

On January 31, 2019, the Company granted options for the purchase of 1,350,000 shares of common stock at an exercise price of $0.385 per share to certain employees and consultants under the 2018 Stock Option Plan. For these sales of securities, no general solicitation was used and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.

Between April 1, 2019 and May 9, 2019, the Company sold 2,902,143 shares of its common stock to accredited investors for total gross proceeds of $1,015,750. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in connection with the sales. A Form D was filed with the SEC on April 22, 2019, an amended Form D was filed on May 6, 2019, and an amended Form D will be filed after the filing of this Quarterly Report.

Other than as set forth herein or in the Company’s current reports on Form 8-K, there have not been any sales of unregistered securities.

Item 3. Defaults upon Senior Securities

On March 31, 2017, the Company received a bank loan in the amount of $519,156 (ARS $8,000,000) (the “2017 Loan”). The loan bears interest at 24.18% per annum and is due on March 1, 2021. Principal and interest will be paid in forty-two monthly installments beginning on October 1, 2017 and ending on March 1, 2021. During 2018, the Company defaulted on certain 2017 Loan payments, and as a result, the 2017 Loan is currently payable upon demand.

On January 25, 2018 the Company received a bank loan in the amount of $525,000 (the “2018 Loan”), denominated in U.S. dollars. The loan bears interest at 6.75% per annum and is due on January 25, 2023. Principal and interest will be paid in 60 equal monthly installments of $10,311, beginning on February 23, 2018. During 2018, the Company defaulted on certain 2018 Loan payments, and as a result, the 2018 Loan is currently payable upon demand.

On December 31, 2017, the Company sold a convertible promissory note in the amount of $20,000 to an accredited investor. During 2018, the Company sold additional convertible promissory notes in the aggregate principal amount of $2,026,730 (together, the “Convertible Notes”). The Convertible Notes mature 90 days from the date of issuance, bear interest at 8% per annum and are convertible into the Company’s common stock at $0.63 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. During 2018, principal and interest of $794,875 and $15,000, respectively, were converted into 1,285,517 shares of common stock at a conversion price of $0.63 per share. During the three months ended March 31, 2019, the Company repaid principal and interest of $30,000 and $2,151, respectively. The Company incurred total interest expense of $25,205 and $4,225 related to this debt during the three months ended March 31, 2019 and 2018, respectively. The remaining principal balance owed on the Convertible Notes of $1,221,854 is past due as of March 31, 2019.

As noted above in Item 2, the Gaucho Notes were due as of March 31, 2019.

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

Date: May 15, 2019	GAUCHO GROUP HOLDINGS, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

