Form 10-Q
period 2019-06-30
Gaucho Group Holdings, Inc.
filed 2019-08-19
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of August 19, 2019, there were 57,123,486 shares of common stock outstanding.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION	3

ITEM 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	3

Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2019 and 2018	5

Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months and Six Months Ended June 30, 2019 and 2018	6

Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Deficiency for the Three and Six Months Ended June 30, 2019	7

Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Deficiency for the Three and Six Months Ended June 30, 2018	8

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018	9

Notes to Unaudited Condensed Consolidated Financial Statements	11

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	34

ITEM 4. Controls and Procedures	34

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings	35

ITEM 1A. Risk Factors	35

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

ITEM 3. Defaults Upon Senior Securities	36

ITEM 4. Mine Safety Disclosures	36

ITEM 5. Other Information	36

ITEM 6. Exhibits	37

Signatures	38

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
Assets

Current Assets
Cash	$368,164	$58,488
Accounts receivable, net	542,623	457,745
Accounts receivable - related parties, net of allowance of $514,087 at each of June 30, 2019 and December 31, 2018	301,711	71,650
Advances to employees	281,783	281,783
Inventory	1,230,011	1,033,895
Real estate lots held for sale	123,265	139,492
Operating lease right-of-use asset, current portion	216,466	-
Prepaid expenses and other current assets	148,914	193,360

Total Current Assets	3,212,937	2,236,413

Long Term Assets
Property and equipment, net	2,981,312	2,972,364
Operating lease right-of-use asset, non-current portion	37,145	-
Prepaid foreign taxes, net	415,483	369,590
Investment - related parties	6,067	7,840
Deposits	61,284	61,284

Total Assets	$6,714,228	$5,647,491

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2019	December 31, 2018
	(unaudited)
Liabilities, Temporary Equity and Stockholders’ Deficiency

Current Liabilities
Accounts payable	$464,235	$497,817
Accrued expenses, current portion	1,187,114	1,185,367
Deferred revenue	903,761	1,038,492
Operating lease liabilities, current portion	229,145	-
Loans payable, current portion, net of debt discount	824,541	871,106
Convertible debt obligations, net of debt discount	1,320,354	2,732,654
Current portion of other liabilities	85,223	99,901

Total Current Liabilities	5,014,373	6,425,337

Long Term Liabilities
Accrued expenses, non-current portion	104,121	57,786
Operating lease liabilities, non-current portion	39,457	-
Loans payable, non-current portion, net of debt discount	196,323	234,791

Total Liabilities	5,354,274	6,717,914

Commitments and Contingencies

Series B convertible redeemable preferred stock, par value $0.01 per share, 902,670 shares authorized, issued and outstanding at June 30, 2019 and December 31, 2018, respectively. Liquidation preference of $10,012,792 at June 30, 2019.	9,026,824	9,026,824
Stockholders’ Deficiency
Preferred stock, 11,000,000 shares authorized:
Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; no shares are available for issuance.	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 55,602,590 and 46,738,533 shares issued and 55,552,057 and 46,688,000 shares outstanding as of June 30, 2019 and December 31, 2018, respectively.	556,025	467,384
Additional paid-in capital	87,078,128	83,814,442
Accumulated other comprehensive loss	(12,744,802)	(13,110,219)
Accumulated deficit	(84,570,065)	(81,222,499)
Treasury stock, at cost, 50,533 shares at June 30, 2019 and December 31, 2018	(46,355)	(46,355)

Total Gaucho Group Holdings, Inc Stockholders’ Deficiency	(9,727,069)	(10,097,247)

Non-controlling interest	2,060,199	-

Total Stockholders’ Deficiency	(7,666,870)	(10,097,247)

Total Liabilities, Temporary Equity and Stockholders’ Deficiency	$6,714,228	$5,647,491

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Sales	$268,733	$396,392	$709,228	$1,674,315
Cost of sales	(401,498)	(385,883)	(630,108)	(961,845)
Gross profit	(132,765)	10,509	79,120	712,470
Operating Expenses
Selling and marketing	125,369	59,901	236,807	157,803
General and administrative	1,551,710	2,038,116	2,929,434	3,990,391
Depreciation and amortization	62,579	82,679	112,159	89,418
Total operating expenses	1,739,658	2,180,696	3,278,400	4,237,612
Loss from Operations	(1,872,423)	(2,170,187)	(3,199,280)	(3,525,142)

Other Expense
Interest expense, net	105,406	336,588	227,029	406,747
Loss (gain) on foreign currency translation	15,189	-	(32,334)	-
Total other expense	120,595	336,588	194,695	406,747

Net Loss	(1,993,018)	(2,506,775)	(3,393,975)	(3,931,889)
Net loss attributable to non-controlling interest	46,409	-	46,409	-
Series B preferred stock dividends	(179,770)	(157,522)	(357,565)	(313,313)
Net Loss Attributable to Common Stockholders	$(2,126,379)	$(2,664,297)	$(3,705,131)	$(4,245,202)

Net Loss per Common Share	$(0.04)	$(0.06)	$(0.07)	$(0.10)

Weighted Average Number of Common Shares Outstanding:

Basic and Diluted	52,276,732	43,601,253	50,123,454	43,345,510

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Net loss	$(1,993,018)	$(2,506,775)	$(3,393,975)	$(3,931,889)
Other comprehensive loss (gain):
Foreign currency translation adjustments	357,078	(909,557)	365,417	(1,195,166)
Comprehensive loss	(1,635,940)	(3,416,332)	(3,028,558)	(5,127,055)
Comprehensive loss attributable to non-controlling interests	46,409	-	46,409	-
Comprehensive loss attributable to controlling interests	$(1,589,531)	$(3,416,332)	$(2,982,149)	$(5,127,055)

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(unaudited)

	Series B Convertible Redeemable						Additional	Accumulated Other		Gaucho Group Holdings	Non	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Deficiency
Balance – January 1, 2019	902,670	$9,026,824	46,738,533	$467,384	50,533	$(46,355)	$83,814,442	$(13,110,219)	$(81,222,499)	$(10,097,247)	$-	$(10,097,247)
Common stock issued in satisfaction of 401(k) profit sharing liability	-	-	181,185	1,812	-	-	61,603	-	-	63,415	-	63,415
Options and warrants	-	-	-	-	-	-	157,994	-	-	157,994	-	157,994
Common stock issued for cash	-	-	2,527,857	25,279	-	-	859,471	-	-	884,750	-	884,750
Comprehensive loss:										-		-
Net loss	-	-	-	-	-	-	-	-	(1,400,957)	(1,400,957)	-	(1,400,957)
Other comprehensive income	-	-	-	-	-	-	-	8,339	-	8,339	-	8,339
Balance - March 31, 2019	902,670	9,026,824	49,447,575	494,475	50,533	(46,355)	84,893,510	(13,101,880)	(82,623,456)	(10,383,706)	-	(10,383,706)
Options and warrants	-	-	-	-	-	-	68,508	-	-	68,508	-	68,508
Common stock issued for cash	-	-	6,071,428	60,714	-	-	2,064,286	-	-	2,125,000	-	2,125,000
Common stock issued upon conversion of convertible debt and interest	-	-	83,587	836	-	-	51,824	-	-	52,660	-	52,660
Debt converted to common stock of GGI	-	-	-	-	-	-	-	-	-	-	2,106,608	2,106,608
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,946,609)	(1,946,609)	(46,409)	(1,993,018)
Other comprehensive income	-	-	-	-	-	-	-	357,078	-	357,078	-	357,078
Balance - June 30, 2019	902,670	$9,026,824	55,602,590	$556,025	50,533	$(46,355)	$87,078,128	$(12,744,802)	$(84,570,065)	$(9,727,069)	$2,060,199	$(7,666,870)

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY
AND STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

	Series B Convertible Redeemable						Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency
Balance - January 1, 2018	902,670	$9,026,824	43,067,546	$430,674	4,411	$(14,070)	$80,902,967	$(10,795,810)	$(75,544,081)	$(5,020,320)
Stock-based compensation:
Common stock issued in satisfaction of 401(k) profit sharing liability	-	-	116,284	1,163	-	-	80,236	-	-	81,399
Options and warrants	-	-	-	-	-	-	183,220	-	-	183,220
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,425,114)	(1,425,114)
Other comprehensive loss	-	-	-	-	-	-	-	(285,609)	-	(285,609)
Balance - March 31, 2018	902,670	9,026,824	43,183,830	431,837	4,411	(14,070)	81,166,423	(11,081,419)	(76,969,195)	(6,466,424)
Stock-based compensation:
Options and warrants	-	-	-	-	-	-	205,111	-	-	205,111
Common stock issued for cash	-	-	822,000	8,220	-	-	567,180	-	-	575,400
Beneficial conversion feature on convertible debt issued	-	-	-	-	-	-	227,414	-	-	227,414
Common stock issued upon conversion of convertible debt and interest	-	-	1,285,516	12,855	-	-	797,020	-	-	809,875
Dividends declared on Series B Convertible Redeemable Preferred Stock	-	-	-	-	-	-	(474,719)	-	-	(474,719)
Common stock issued in satisfaction of dividends payable	-	-	378,193	3,781	-	-	260,491	-	-	264,272
Common stock returned to the company to satisfy receivable	-	-	-	-	46,122	(32,285)	-	-	-	(32,285)
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(2,506,775)	(2,506,775)
Other comprehensive loss	-	-	-	-	-	-	-	(909,557)	-	(909,557)
Balance - June 30, 2018	902,670	$9,026,824	45,669,539	$456,693	50,533	$(46,355)	$82,748,920	$(11,990,976)	$(79,475,970)	$(8,307,688)

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(3,393,975)	$(3,931,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	28,844	34,571
Options and warrants	226,502	388,331
Gain on foreign currency translation	(32,334)	-
Net realized and unrealized investment losses	1,773	16,451
Depreciation and amortization	112,159	89,418
Loss on disposal of asset	410	-
ROU asset amortization	107,411	-
Amortization of debt discount	14,736	234,550
Provision for uncollectible assets	-	(27,874)
Decrease (increase) in assets:
Accounts receivable	(378,729)	525,421
Inventory	(179,889)	(145,837)
Prepaid expenses and other current assets	(1,480)	(132,079)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	182,128	179,010
Changes in operating lease liabilities	(92,420)	-
Deferred revenue	-	(572,023)
Other liabilities	(14,678)	81,579
Total Adjustments	(25,567)	671,518
Net Cash Used in Operating Activities	(3,419,542)	(3,260,371)
Cash Flows from Investing Activities
Purchase of property and equipment	(121,519)	(326,799)
Net Cash Used in Investing Activities	(121,519)	(326,799)
Cash Flows from Financing Activities
Proceeds from loans payable	-	580,386
Repayments of loans payable	(80,235)	(51,961)
Proceeds from convertible debt obligations	786,000	2,026,730
Repayments of debt obligations	(95,500)	-
Dividends paid in cash	-	(127,913)
Proceeds from common stock offering, net of issuance costs	3,009,750	575,400
Net Cash Provided by Financing Activities	3,620,015	3,002,642
Effect of Exchange Rate Changes on Cash	230,722	373,359
Net Increase (Decrease) in Cash	309,676	(211,169)
Cash - Beginning of Period	58,488	358,303
Cash - End of Period	$368,164	$147,134

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the six months ended June 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Interest paid	$167,313	$181,439
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Accrued stock-based compensation converted to equity	$63,415	$81,399
Debt and interest converted to equity	$52,660	$809,875
Notes payable exchanged for noncontrolling interest	$2,106,608	$-
Common stock returned to Company to satisfy receivable	$-	$32,285
Beneficial conversion feature	$-	$227,424
Dividends declared on Series B Convertible Redeemable Preferred Stock	$-	$474,719
Common stock issued to satisfy dividends payable	$-	$264,272

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION

Through its subsidiaries, Gaucho Group Holdings, Inc. (“Company”, “GGH”), a Delaware corporation that was incorporated on April 5, 1999, currently invests in, develops and operates international real estate projects. Effective October 1, 2018, the Company changed its name from Algodon Wines & Luxury Development, Inc. to Algodon Group, Inc., and effective March 11, 2019, the Company changed its name from Algodon Group, Inc. to Gaucho Group Holdings, Inc.

As wholly owned subsidiaries of GGH, InvestProperty Group, LLC (“IPG”) and Algodon Global Properties, LLC (“AGP”) operate as holding companies that invest in, develop and operate global real estate and other lifestyle businesses such as wine production and distribution, golf, tennis, and restaurants. GGH operates its properties through its ALGODON® brand. IPG and AGP have invested in two ALGODON® brand projects located in Argentina. The first project is Algodon Mansion, a Buenos Aires-based luxury boutique hotel property that opened in 2010 and is owned by the Company’s subsidiary, The Algodon – Recoleta, SRL (“TAR”). The second project is the redevelopment, expansion and repositioning of a Mendoza-based winery and golf resort property now called Algodon Wine Estates (“AWE”), the integration of adjoining wine producing properties, and the subdivision of a portion of this property for residential development. GGH’s wholly owned subsidiary Algodon Europe, Ltd., is a United Kingdom wine distribution company. GGH also holds a 79% ownership interest in its subsidiary Gaucho Group, Inc. (“GGI”) which is in the final stages of development for the manufacture, distribution and sale of high-end luxury fashion and accessories through an e-commerce platform.

2.	GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses of $3,393,975 and $3,931,889 during the six months ended June 30, 2019 and 2018, respectively. The Company has an accumulated deficit of $84,570,065 at June 30, 2019. Cash used in operating activities was $3,554,273 and $3,260,371 during the six months ended June 30, 2019 and 2018, respectively. Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to continue to pursue its business objectives. The Company funded its operations during the six months ended June 30, 2019 through the proceeds from convertible debt obligations of $786,000 and proceeds from the sale of common stock for gross proceeds of $3,009,750. The Company repaid loans payable of $80,235 and debt obligations of $95,500, during the six months ended June 30, 2019.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019. The unaudited condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited consolidated financial statements.

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

Segment Information

The Financial Accounting Standards Board (“FASB”) has established standards for reporting information on operating segments of an enterprise in interim and annual financial statements. Since GGI is not yet fully operational, the Company currently operates in one segment which is the business of real estate development in Argentina. The Company’s chief operating decision-maker reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

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

For operations in highly inflationary economies, monetary asset and liabilities are translated at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are translated at historical exchange rates. Under highly inflationary accounting, the Company’s Argentina subsidiaries’ functional currency became the United States dollar. Nonmonetary assets and liabilities existing on July 1, 2018 (the date that the Company adopted highly inflation accounting) were translated using the Argentina Peso to United States Dollar exchange rate in effect on June 30, 2018, which was 28.880. Since the adoption of highly inflationary accounting, activity in nonmonetary assets and liabilities is translated using historical exchange rates, monetary assets and liabilities are translated at using the exchange rate at the balance sheet date, and income and expense accounts are translated at the weighted average exchange rate in effect during the period. Translation adjustments are reflected in income (loss) on foreign currency translation on the accompanying statements of operations. During the three and six months ended June 30, 2019, respectively, the Company recorded a $(15,189) and $32,334 (loss) gain on foreign currency translation as a result of the net monetary liability position of its Argentine subsidiaries.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound) except for the Company’s Argentine subsidiaries for the three and six months ended June 30, 2019, as described above. Prior to the transition of Argentine operations to highly inflationary status on July 1, 2018, these foreign subsidiaries translated assets and liabilities from their local currencies to U.S. dollars using period end exchange rates while income and expense accounts were translated at the average rates in effect during the during the period. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of stockholders’ deficit. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of approximately $113,500 and $48,900, at June 30, 2019 and December 31, 2018, respectively, of which approximately $51,900 and $48,900, respectively, represents cash held in Argentine bank accounts.

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

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Real estate sales	$-	$77,182	$-	$877,036
Hotel room and events	107,736	164,011	367,356	387,579
Restaurants	31,858	66,173	97,781	156,270
Winemaking	12,338	87,775	102,880	227,171
Golf, tennis and other[1]	116,801	1,251	141,211	26,259
	$268,733	$396,392	$709,228	$1,674,315

[1] During the three and six months ended June 30, 2019, the Company recognized $94,207 of agricultural revenues resulting from the sale of grapes.

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

During the three and six months ended June 30, 2019 the Company did not recognize revenues related to the sale of real estate lots which was included in deferred revenues as of December 31, 2018. For the three and six months ended June 30, 2019, the Company did not recognize any revenue related to performance obligations satisfied in previous periods. Contracts related to the sale of wine, agricultural products and hotel services have an original expected length of less than one year. The Company has elected not to disclose information about remaining performance obligations pertaining to contracts with an original expected length of one year or less, as permitted under the guidance.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2019 and December 31, 2018, the Company had deferred revenue of $818,542 and $995,327, respectively, associated with real estate lot sale deposits, $31,230 and $0, respectively, related to advance deposits for wine barrel and agricultural products and had $53,989 and $43,165, respectively, of deferred revenue related to hotel deposits. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the condensed consolidated statements of operations.

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss attributable to GGH common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants and the conversion of convertible instruments.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2019	2018

Options	7,409,375	7,973,593
Warrants	992,166	1,376,875
Series B convertible preferred stock	9,026,700	9,026,700
Convertible debt	-	1,987,070
Total potentially dilutive shares	17,428,241	20,364,238

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”) effective January 1, 2019 and elected to apply the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. ASC 842 requires the Company to make significant judgments and estimates. As a result, the Company implemented changes to its internal controls related to lease evaluation for the six months ended June 2019. These changes include updated accounting policies affected by ASC 842 as well as redesigned internal controls over financial reporting related to ASC 842 implementation. Additionally, the Company has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements. The standard had an impact on the Company’s condensed consolidated balance sheets but did not have an impact on the Company’s condensed consolidated statements of operations or condensed consolidated statements of cash flows upon adoption. The most significant impact was the recognition of ROU assets and lease liabilities of $361,020, respectively, for operating leases, while the Company’s accounting for finance leases remained substantially unchanged. The adoption of ASC 842 did not have a material impact on the Company’s results of operations or cash flows in the current year and prior year comparative periods and as a result, a cumulative-effect adjustment was not required.

Non-Controlling Interest

As a result of the conversion of certain convertible debt into shares of GGI common stock, GGI investors obtained a 21% ownership interest in GGI, which is recorded as a non-controlling interest. The profits and losses of GGI are allocated between the controlling interest and the non-controlling interest in the same proportions as their membership interest. (See Note 8 – Debt Obligations)

New Accounting Pronouncements

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	INVENTORY

Inventory is comprised of the following:

	June 30, 2019	December 31, 2018

Vineyard in process	$80,949	$232,436
Wine in process	832,720	747,862
Finished wine	50,394	11,003
Clothing and accessories	219,026	-
Other	46,922	42,594
	$1,230,011	$1,033,895

5.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company retained certain affiliate warrants which are marked to market at each reporting date using the Black-Scholes option pricing model. The Company recorded unrealized losses on the affiliate warrants of $1,066 and $1,773 during the three and six months ended June 30, 2019, respectively, and $14,824 and $16,451 during the three and six months ended June 30, 2018, respectively, which are included in revenues on the accompanying condensed consolidated statements of operations.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Investments – Related Parties at Fair Value

As of June 30, 2019	Level 1	Level 2	Level 3	Total
Warrants- Affiliates			$6,067	$6,067

As of December 31, 2018	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$7,840	$7,840

A reconciliation of Level 3 assets is as follows:

Warrants
Balance - December 31, 2018	$7,840
Unrealized loss	(1,773)
Balance - June 30, 2019	$6,067

6.	ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	June 30, 2019	December 31, 2018

Accrued compensation and payroll taxes	$112,207	$149,019
Accrued taxes payable - Argentina	296,316	292,535
Accrued interest	433,445	404,239
Other accrued expenses	345,146	339,574
Accrued expenses, current	1,187,114	1,185,367
Accrued payroll tax obligations, non-current	104,121	57,786
Total accrued expenses	$1,291,235	$1,243,153

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	LOANS PAYABLE

The Company’s loans payable are summarized below:

	June 30, 2019			December 31, 2018
	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount

Demand Loan	$9,408	$-	$9,408	$10,647	$-	$10,647
2018 Loan	417,604	-	417,604	464,739	-	464,739
2017 Loan	126,215	-	126,215	168,609	-	168,609
Land Loan	491,000	(23,362)	467,638	500,000	(38,098)	461,902
Total Loans Payable	1,044,226	(23,362)	1,020,864	1,143,995	(38,098)	1,105,897
Less: current portion	844,227	(19,686)	824,541	893,995	(22,889)	871,106
Loans Payable, non-current	$199,999	$(3,676)	$196,323	$250,000	$(15,209)	$234,791

On March 31, 2017, the Company received a bank loan in the amount of $519,156 (ARS $8,000,000) (the “2017 Loan”). The loan bears interest at 24.18% per annum and is due on March 1, 2021. Principal and interest will be paid in forty-two monthly installments beginning on October 1, 2017 and ending on March 1, 2021. The Company incurred interest expense of $14,417 and $37,821 on this loan during the three and six months ended June 30, 2019, respectively and incurred interest expense of $16,280 and $42,788 on this loan during the three and six months ended June 30, 2018, respectively. During 2018, the Company defaulted on certain 2017 Loan payments, and as a result, the 2017 Loan is currently payable upon demand. Of the decrease in principal of $42,395 on the 2017 Loan during the six months ended June 30, 2019, $24,188 resulted from principal payments made and $18,207 resulted from the effect of fluctuations in the foreign currency exchange rate during the period.

On August 19, 2017, the Company purchased 845 hectares of land adjacent to its existing property at AWE. The Company paid $100,000 at the date of purchase and executed a note payable in the amount of $600,000 (the “Land Loan”) with a stated interest rate of 0% and with quarterly payments of $50,000 beginning on December 18, 2017 and ending August 18, 2021. On May 27, 2019, the terms on the Land Loan were amended such that 60 monthly payments of $4,500 and 5 annual payments of $46,000 were required, beginning on May 30, 2019. At the date of purchase, the Company took possession of the property, with full use and access, and will receive the deed to the property after $400,000 of the purchase price has been paid. The Company imputed interest on the note at 7% per annum and recorded a discounted note balance of $517,390 on August 19, 2017. Amortization of the note discount in the amount of $8,241 and $14,736 for the three and six months ended June 30, 2019, and $5,321 and $14,957 for the three and six months ended June 30, 2018, respectively is recorded as interest expense on the accompanying condensed consolidated statements of operations. The balance on the note was $467,638, net of debt discount of $23,362 on June 30, 2019, of which $271,314 (net of discount of $19,686) is included in loans payable, net, current and $196,323 (net of discount of $3,676) is included in loans payable, net, non-current in the accompanying condensed consolidated balance sheets.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On January 25, 2018 the Company received a bank loan in the amount of $525,000 (the “2018 Loan”), denominated in U.S. dollars. The loan bears interest at 6.75% per annum and is due on January 25, 2023. Principal and interest will be paid in 60 equal monthly installments of $10,311, beginning on February 23, 2018. During 2018, the Company defaulted on certain 2018 Loan payments, and as a result, the 2018 Loan is currently payable upon demand. The Company incurred interest expense of $6,444 and $14,007 on this loan during the three and six months ended June 30, 2019, respectively and incurred interest expense of $8,285 and $14,054 on this loan during the three and six months ended June 30, 2018, respectively.

On June 4, 2018 the Company received a loan in the amount of $55,386 (ARS $1,600,000) which bears interest at 10% per month and is due upon demand of the lender (the “Demand Loan”). Interest is paid monthly. The Company incurred interest expense of $2,904 and $6,264 on this loan during the three and six months ended June 30, 2019, respectively and incurred interest expense of $6,832 on this loan during the three and six months ended June 30, 2018.

8.	DEBT OBLIGATIONS

The Company’s debt obligations are summarized below:

	June 30, 2019			December 31, 2018
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

2010 Debt Obligations	$-	$293,459	$293,459	$-	$279,735	$279,735
2017 Notes	1,170,354	120,216	1,290,570	1,251,854	75,013	1,326,867
Gaucho Notes	150,000	1,987	151,987	1,480,800	18,787	1,499,587
Total Debt Obligations	$1,320,354	$415,662	$1,736,016	$2,732,654	$373,535	$3,106,189

[1]	Accrued interest is included as a component of accrued expenses on the accompanying condensed consolidated balance sheets (see Note 6 – Accrued Expenses).

During an offering that ended on September 30, 2010, IPG issued convertible notes with an interest rate of 8% and an amended maturity date of March 31, 2011 (the “2010 Debt Obligations”). During 2017, the Company repaid the remaining principal balance of $162,500, such that as of December 31, 2017, there is no principal balance owed on the 2010 Debt Obligations. Accrued interest of $293,459 and $279,735 owed on the 2010 Debt Obligations remained outstanding as of June 30, 2019 and December 31, 2018, respectively. The Company incurred interest expense of $5,527 and $13,724 during the three and six months ended June 30, 2019, respectively, and $9,247 and $18,400 during the three and six months ended June 30, 2018, respectively, on the 2010 Debt Obligations. Accrued interest on the 2010 Debt Obligations is not convertible.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On December 31, 2017, the Company sold a convertible promissory note in the amount of $20,000 to an accredited investor, and during 2018, the Company sold additional convertible promissory notes in the aggregate principal amount of $2,026,730 (together, the “2017 Notes”). The 2017 Notes mature 90 days from the date of issuance, bear interest at 8% per annum and are convertible into the Company’s common stock at $0.63 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. The conversion option represented a beneficial conversion feature in the amount of $227,414 which was recorded as a debt discount with a corresponding credit to additional paid-in capital. Debt discount is amortized over the term of the loan using the effective interest method. During the six months ended June 30, 2018, principal and interest of $794,875 and $15,000, respectively, were converted into 1,285,516 shares of common stock at a conversion price of $0.63 per share. During the six months ended June 30, 2019, the Company repaid principal and interest of $30,000 and $2,151, respectively, and principal and interest of $51,500 and $1,160, respectively, were converted into 83,587 shares of common stock at a conversion price of $0.63 per share. The Company incurred interest expense of $23,308 and $48,513 during the three and six months ended June 30, 2019 respectively. The Company incurred total interest expense of $256,008, related to these notes during the three and six months ended June 30, 2018, of which $219,593 represented amortization of debt discount. The remaining principal balance owed on the 2017 Notes of $1,170,354 is past due as of June 30, 2019. The 2017 Notes matured on June 30, 2019. The principal balance outstanding on the 2017 Notes at June 30, 2019 is no longer convertible, since the notes are past their maturity date. Interest continues to accrue based on the interest rate stated above.

During 2018, the Company’s subsidiary, Gaucho Group, Inc., sold convertible promissory notes in the amount of $1,480,800 to accredited investors. Between January 1, 2019 and March 12, 2019, Gaucho Group, Inc. sold convertible promissory notes in the amount of $786,000 to accredited investors (together, the “Gaucho Notes”). In January 2019, management of GGI gave the option to the noteholders of extending the maturity date from December 31, 2018 to March 31, 2019 of their specific Gaucho Notes. The Gaucho Notes, as amended, bear interest at 7% per annum and mature and became due on March 31, 2019. All holders of Gaucho Notes agreed to extend the maturity date to March 31, 2019. The Gaucho Notes and related accrued interest are convertible into GGI common stock at the option of the holder, at a price representing 20% discount to the share price in a future offering of GGI common stock. During the second quarter of 2019, the Company repaid $65,500 and $3,256 of principal and interest due, respectively, on the Gaucho Notes. On April 14, 2019, the Company made a one-time offer to the holders of Gaucho Notes to convert the Gaucho Notes into shares of common stock of GGI at a price per share of $0.40, and on June 30, 2019, $2,051,300 and $55,308 of principal and interest, respectively, was converted into 5,266,520 shares of GGI common stock, representing a 21% non-controlling interest in GGI. As of June 30, 2019, principal and interest of $150,000 and $1,987 remain outstanding under the Gaucho Notes. The Company incurred total interest expense of $7,151 and $41,766 related to the Gaucho Notes during the three months and six months ended June 30, 2019. The principal balance of the Gaucho Notes at June 30, 2019 is no longer convertible, since the notes are past their maturity date. Interest continues to accrue based on the interest rate stated above.

9.	RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties of $301,711 and $71,650 at June 30, 2019 and December 31, 2018, respectively, represents the net realizable value of advances made to related, but independent, entities under common management, of which $189,889 and $4,644 respectively, represents amounts owed to the Company in connection with expense sharing agreements as described below.

Investments

See Note 5 – Investments and Fair Value of Financial Instruments, for information related to investments in related parties.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related, but independent, entity under common management, of which GGH’s Chief Executive Officer (“CEO”) is Chairman and Chief Executive Officer, and GGH’s Chief Financial Officer (“CFO”) is Chief Financial Officer, to share expenses such as office space, support staff and other operating expenses. The agreement was amended on January 1, 2017 to reflect the current use of personnel, office space, professional services. During the three and six months ended June 30, 2019, the Company recorded a contra-expense of $117,968 and $189,889, respectively, and during the three and six months ended June 30, 2018, the Company recorded a contra-expense of $69,829 and $139,659, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement. The entity owed $189,889 and $4,644, respectively, as of June 30, 2019 and December 31, 2018, under such and similar prior agreements.

The Company had an expense sharing agreement with a different related entity to share expenses such as office space and other clerical services which was terminated in August 2017. The owners of more than 5% of that entity include (i) GGH’s chairman, and (ii) a more than 5% owner of GGH. The entity owed $396,116 to the Company under the expense sharing agreement at each of June 30, 2019 and December 31, 2018, of which the entire balance is deemed unrecoverable and reserved.

10.	BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction. A participant is always fully vested in their account, including the Company’s contribution. For the three and six months ended June 30, 2019, the Company recorded a charge associated with its contribution of $15,531 and $28,844, respectively, and for the three and six months ended June 30, 2018, the Company recorded a charge associated with its contribution of $15,027 and $34,571, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle prior year’s obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $0.35 and $0.70 per share during the six months ended June 30, 2019 and 2018, respectively.

11.	TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

Series B Preferred Stock

The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value (equal to face value of $10 per share), as defined, payable when, as and if declared by the Board of Directors. Cumulative dividends earned by the Series B stockholders were $179,770 and $357,565 for the three and six months ended June 30, 2019, respectively and $157,522 and $313,312 for the three and six months ended June 30, 2018, respectively. During the six months ended June 30, 2018, the Company’s Board of Directors declared dividends in the amount of $474,719. During June 2018, the Company issued 378,193 shares of common stock valued at $0.70 per share, or $264,273, in satisfaction of certain dividends payable and paid cash dividends of $127,818. Dividends payable of $85,223 are included in the current portion of other liabilities at June 30, 2019. Cumulative unpaid dividends in arrears related to the Series B totaled $900,869 and $546,335 as of June 30, 2019 and December 31, 2018, respectively.

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

Between April 1, 2019 and June 30, 2019, the Company issued 6,071,428 shares of its common stock to accredited investors at $0.35 per share for total gross proceeds of $2,125,000 and issued 83,587 shares of its common stock upon the conversion of 2017 Notes (see Note 8).

Accumulated Other Comprehensive Income (Loss)

For three and six months ended June 30, 2019, the Company recorded benefits of $357,078 and $365,417, respectively, of foreign currency translation adjustments as accumulated other comprehensive income (loss) and for the three and six months ended June 30, 2018, the Company recorded $(909,557) and $(1,195,166), respectively, of foreign currency translation adjustments as accumulated other comprehensive income (loss), primarily related to fluctuations in the Argentine peso to United States dollar exchange rates.

Warrants

A summary of warrants activity during the six months ended June 30, 2019 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, December 31, 2018	1,229,630	2.15
Issued
Exercised
Cancelled	(237,464)	2.30
Outstanding, June 30, 2019	992,166	$2.11	1.5	$-

Exercisable, June 30, 2019	992,166	$2.11	1.5	$-

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of outstanding and exercisable warrants as of June 30, 2019 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$2.00	Common Stock	741,879	1.5	741,879
$2.30	Common Stock	61,980	0.5	61,980
$2.50	Common Stock	188,307	1.7	188,307
	Total	992,166		992,166

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

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Assumptions used in applying the Black-Scholes option pricing model during the six months ended June 30, 2019 are as follows:

	For the Three Months Ended
	June 30,
	2019	2018

Risk free interest rate	2.43%	2.56%
Expected term (years)	3.6-5.0	5.0
Expected volatility	52%	43.50%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the six months ended June 30, 2019 was approximately $0.15 per share. The weighted average estimated fair value of the stock options granted during the six months ended June 30, 2018 was approximately $0.47 per share. No stock options were issued during the three months ended June 30, 2019 or 2018.

Pursuant to agreements with certain option holders, on May 13, 2019, the Company canceled options for the purchase of 3,139,890 shares of common stock, which had been granted under the Company’s 2008 Equity Incentive Plan and were exercisable at prices between $2.20 and $2.48 per share, including options for the purchase of 2,109,890 shares of common stock held by the Company’s President & CEO, options for the purchase of 150,000 shares of common stock held by the Company’s CFO, and options for the purchase of 150,000 shares of common stock held by a member of the Company’s board of directors.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the three and six months ended June 30, 2019, respectively, the Company recorded stock-based compensation expense of $68,508 and $226,502, respectively, and during the three and six months ended June 30, 2018, the Company recorded stock-based compensation expense of $205,111 and $388,331, respectively, related to stock option grants, which is reflected as general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2019, there was $950,903 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.82 years.

A summary of options activity during the six months ended June 30, 2019 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, December 31, 2018	9,499,265	1.65
Granted	1,350,000	0.39
Exercised	-	-
Expired	(75,000)	1.10
Forfeited	(3,364,890)	2.24
Outstanding, June 30, 2019	7,409,375	$1.16	3.0

Exercisable, June 30, 2019	2,849,136	$1.93	1.5

The following table presents information related to stock options at June 30, 2019:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options
$0.39	1,350,000	-	-
$0.54	1,500,000	-	-
$0.77	1,320,000	3.63	412,501
$1.10	1,070,000	3.38	401,260
$2.20	1,242,000	1.08	1,117,000
$2.48	917,375	0.16	908,375
$3.30	10,000	0.94	10,000
	7,409,375	1.48	2,849,136

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	LEASES

The Company leases one corporate office through an operating lease agreement. The Company has an obligation for its corporate office located in New York, New York, through 2020. As of June 30, 2019, the lease had a remaining term of approximately 1.2 years. Over the duration of the lease, payments will escalate 3% every year.

As of June 30, 2019, the Company had no leases that were classified as a financing lease. As of June 30, 2019, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses for the three and six months ended June 30, 2019 were $57,816 and $115,633, respectively, and is recorded in general and administrative expenses on the condensed consolidated statements of operations. Total rent expense for the three and six months ended June 30, 2018 was $77,548 and $133,386, respectively, and is recorded in general and administrative expenses on the condensed consolidated statements of operations.

Supplemental cash flow information related to leases was as follows:

Three Months Ended
June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$118,998

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$361,020

Weighted Average Remaining Lease Term:
Operating leases	1.17 years

Weighted Average Discount Rate:
Operating leases	8.0%

13.	COMMITMENTS AND CONTINGENCIES

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

Warrants

On July 23, 2019, pursuant to agreements with certain warrant holders, the Company canceled warrants for the purchase of 364,639 shares of common stock, with exercise prices between $2.00 and $2.50 per share, which includes warrants for the purchase of 151,383 shares of common stock held by the Company’s President and CEO.

Stock Options

On July 8, 2019, the Company granted options for the purchase of 3,139,890 shares of common stock at an exercise price of $0.385 per share to certain employees and consultants under the 2018 Stock Option Plan, which includes options for the purchase of 2,209,890 common shares granted to the Company’s President and CEO, options for the purchase of 155,000 common shares granted to the Company’s CFO, and options for the purchase of 150,000 shares granted to a member of the Company’s board of directors. The options vest 25% on the first anniversary of the date of grant with the remainder vesting quarterly over the next three years.

On August 5, 2019, GGI granted options for the purchase of 100,000 shares of common stock of GGI at an exercise price of $0.55 per share to an advisor under GGI’s 2018 Stock Option Plan. The options vest 25% on the first anniversary of the date of grant with the remainder vesting quarterly over the next three years.

Sale of Common Stock

Between July 1, 2019 and August 1, 2019, the Company sold 1,571,429 shares of its common stock to accredited investors for total gross proceeds of $550,000.

Foreign Currency Exchange Rates

The Argentine peso to United States dollar exchange rate was 54.8307, 42.5150 and 37.5690 at August 18, 2019, June 30, 2019 and December 31, 2018, respectively.

The British pound to United States dollar exchange rate was 0.8227, 0.7878 and 0.7851 at August 18, 2019, June 30, 2019 and December 31, 2018, respectively.

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

Please note that because we qualify as an emerging growth company and as a smaller reporting company, we have elected to follow the smaller reporting company rules in preparing this Quarterly Report on Form 10-Q.

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

Recent Developments and Trends

Gaucho Group, Inc.

In 2016, GGH formed a new subsidiary, Gaucho Group Inc. (“GGI”), and in 2019, the entity became active in the procurement of high-end Argentinian fashion and accessories inventory for contemplated future sales. As of June 30, 2019, GGI was still in the final stage of development and not yet operational.

Financings

During the six months ended June 30, 2019, we raised, net of repayments, approximately $3.6 million of new capital through the issuance of equity (common stock) and convertible debt. We used the net proceeds from these debt and equity issuances for general working capital and capital expenditures.

Liquidity

As reflected in our accompanying condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $84,570,065, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2018 and 2017, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing of our products and continue the development of our real estate holdings.

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

Consolidated Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Overview

We reported net losses of approximately $2.0 million and $2.5 million for the three months ended June 30, 2019 and 2018, respectively.

Revenues

Revenues were approximately $269,000 and $396,000 during the three months ended June 30, 2019 and 2018, respectively, representing a decrease of $127,000 or 32%. Decreases in real estate lot revenue of approximately $77,000 and decreases of approximately $202,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, were partially offset by and approximately $159,000 increase in agricultural revenues resulting from the sale of grapes during the second quarter of 2019.

Gross (loss) profit

We generated a gross loss of approximately $133,000 for the three months ended June 30, 2019 as compared to a gross profit of approximately $11,000 for the three months ended June 30, 2018, representing a decline in gross profit of $144,000. Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $15,000 from approximately $386,000 for the three months ended June 30, 2018 to approximately $401,000 for the three months ended June 30, 2019. The increase in cost of sales results primarily from the cost of grapes sold during the second quarter of 2019 (approximately $306,000), offset by the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

The decline in gross profit results primarily from gross losses recognized on agricultural sales resulting from the sale of grapes at a loss during the three months ended June 30, 2019.

Selling and marketing expenses

Selling and marketing expenses were approximately $125,000 and $60,000 for the three months ended June 30, 2019 and 2018, respectively, representing an increase of $65,000 or 108% in 2019, primarily resulting from marketing events for GGI.

General and administrative expenses

General and administrative expenses were approximately $1,552,000 and $2,038,000 for the three months ended June 30, 2019 and 2018, respectively, representing a decrease of $486,000 or 24%. The decrease resulted primarily from decreases of approximately $164,000 in stock-based compensation, approximately $100,000 in travel expenses, and approximately $184,000 resulting from the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Depreciation and amortization expense

Depreciation and amortization expense were approximately $63,000 and $83,000 during the three months ended June 30, 2019 and 2018, respectively, representing a decrease of $20,000 or 24%.

Interest expense, net

Interest expense, net, was approximately $105,000 and $337,000 during the three months ended June 30, 2019 and 2018, respectively, representing a decrease of $232,000 or 69%. The decrease is primarily related to the amortization of debt discount on convertible debt during the three months ended June 30, 2018.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Overview

We reported net losses of approximately $3.4 million and $3.9 million for the six months ended June 30, 2019 and 2018, respectively.

Revenues

Revenues from continuing operations were approximately $709,000 and $1,674,000 during the six months ended June 30, 2019 and 2018, respectively, representing a decrease of $965,000 or 58%. The decrease in revenues results primarily from the decreases in real estate lot revenues of approximately $877,000 and decreases of approximately $532,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar, partially offset by the increases in hotel and agricultural revenues of approximately $424,000.

Gross profit (loss)

We generated a gross profit of approximately $79,000 for the six months ended June 30, 2019, as compared to a gross profit of approximately $712,000 for the six months ended June 30, 2018, representing a decrease of $633,000. Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $332,000 from $962,000 for the six months ended June 30, 2018 to $630,000 for the six months ended June 30, 2019. The decrease in cost of sales results are principally related to the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar of approximately $477,000 as well as the decrease in real estate lot costs of approximately $123,000, partially offset by an increase in cost of agricultural revenues of approximately $306,000 resulting from the sale of grapes during the quarter.

Selling and marketing expenses

Selling and marketing expenses were approximately $237,000 and $158,000 for the six months ended June 30, 2019 and 2018, respectively, representing an increase of $79,000 or 50%, primarily resulting from market events for our new subsidiary, GGI.

General and administrative expenses

General and administrative expenses were approximately $2,929,000 and $3,990,000 for the six months ended June 30, 2019 and 2018, respectively, representing a decrease of $1,061,000 or 27%. The decrease resulted primarily from approximately $333,000 in exchange rate gains recognized during the six months ended June 30, 2018 as well as decreases of approximately $213,000 decrease in stock-based compensation and bonuses, approximately $179,000 decrease in travel expenses, and approximately $316,000 decreases resulting from the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Depreciation and amortization expense

Depreciation and amortization expense were approximately $112,000 and $89,000 during the six months ended June 30, 2019 and 2018, respectively, representing an increase of $23,000.

Interest expense, net

Interest expense was approximately $227,000 and $407,000 during the six months ended June 30, 2019 and 2018, respectively, representing a decrease of $180,000 or 44%. The decrease is primarily related to the amortization of debt discount on convertible debt during the six months ended June 30, 2018.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	June 30, 2019	December 31, 2018
Cash	$368,164	$58,488
Working Capital (Deficiency)	$(1,801,436)	$(4,188,924)

Based upon our working capital deficiency as of June 30, 2019, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have relied primarily on debt and equity private placement offerings to third party independent, accredited investors to sustain operations. During the six months ended June 30, 2019, we received proceeds of approximately $786,000 from the issuance of convertible debt. We also received approximately $3,010,000 of proceeds from the sale of common stock.

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

Sources and Uses of Cash for the Six Months Ended June 30, 2019 and 2018

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 and 2018 amounted to approximately $3,554,000 and $3,260,000, respectively. During the six months ended June 30, 2019, the net cash used in operating activities was primarily attributable to the net loss of approximately $3,394,000, adjusted for approximately $596,000 of net non-cash expenses, and approximately $756,000 of cash used by changes in the levels of operating assets and liabilities. During the six months ended June 30, 2018, the net cash used in operating activities was primarily attributable to the net loss of approximately $3,932,000 adjusted for approximately $736,000 of net non-cash expenses, and approximately $64,000 of cash used by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 and 2018 amounted to approximately $121,000 and $327,000, respectively. Cash used in investing activities during the six months ended June 30, 2019 and 2018, respectively, resulted entirely from the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 and 2018 amounted to approximately $3,620,000 and $3,003,000, respectively. For the six months ended June 30, 2019, the net cash provided by financing activities resulted primarily from approximately $786,000 of proceeds from convertible debt obligations and approximately $3,010,000 of proceeds from common stock offerings, partially offset by debt and loan repayments of approximately $176,000. For the six months ended June 30, 2018, the net cash provided by financing activities resulted from approximately $2,027,000 of proceeds from convertible debt obligations, approximately $580,000 of proceeds from the issuance of loans payable, and approximately $575,000 from cash proceeds from the issuance of common stock, partially offset by debt and loan repayments of approximately $52,000 and dividends paid in cash of approximately $128,000.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2019, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently a party to any legal proceedings. From time to time the Company and its subsidiaries and affiliates are subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by its insurance coverage, and even if they are, if claims against the Company and its subsidiaries are successful, they may exceed the limits of applicable insurance coverage.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Shares, Options and Warrants

Between December 31, 2017 and December 31, 2018, the Company sold convertible promissory notes in the aggregate principal amount of $2,046,730 (together, the “2017 Notes”), as disclosed previously in the Company’s Annual Reports on Forms 10-K for the years ending December 31, 2017 and December 31, 2018. The 2017 Notes matured 90 days from the date of issuance, bear interest at 8% per annum and are convertible into the Company’s common stock at $0.63 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. During 2018, principal and interest of $794,875 and $15,000, respectively, were converted into 1,285,517 shares of common stock at a conversion price of $0.63 per share. During the six months ended June 30, 2019, the Company repaid principal and interest of $30,000 and $2,151, respectively, and principal and interest of $51,500 and $1,160, respectively, were converted into 83,587 shares of common stock at a conversion price of $0.63 per share. The 2017 Notes are no longer convertible.

As disclosed previously in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, the Company’s subsidiary, Gaucho Group, Inc. (“GGI”) sold convertible promissory notes in the total amount of $2,266,800 to accredited investors (the “GGI Notes”). The maturity date of the notes was March 31, 2019, and at the option of the holder, the principal amount of the note plus accrued interest could be converted into GGI common stock at a 20% discount to the share price in a future offering of common stock by GGI. On April 14, 2019, GGI Notes representing $2,051,300 of principal and $55,308 of interest converted into 5,226,520 shares of GGI common stock. GGI Notes in the amount of $65,500 were repaid in cash and GGI Notes representing $150,000 of principal and $1,987 of interest as of June 30, 2019 are due and outstanding. For this issuance of securities, no general solicitation was used and GGI relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the Securities and Exchange Commission (the “SEC”) on September 18, 2018, an amended Form D was filed on November 20, 2018, and amended Form D was filed on December 10, 2018, an amended Form D was filed on January 17, 2019, an amended Form D was filed on February 8, 2019, and another amended Form D was filed on February 21, 2019.

Between April 1, 2019 and June 30, 2019, the Company sold 6,071,428 shares of its common stock to accredited investors for total gross proceeds of $2,125,000. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in connection with the sales. A Form D was filed with the SEC on April 22, 2019, an amended Form D was filed on May 6, 2019, an amended Form D was filed on May 31, 2019, and another amended Form D was filed on July 31, 2019.

On May 13, 2019, the Board of Directors of the Company, with option-holder consent, cancelled a total 3,139,890 of options with exercise prices between $2.20 and $2.48 that had been issued pursuant to the Company’s to certain employees and consultants including options to purchase 2,109,890 shares of common stock by the Company’s President & CEO, 150,000 by the Company’s CFO, and 150,000 by one of the Company’s directors.

On July 8, 2019, the Company granted options for the purchase of 3,139,890 shares of common stock at an exercise price of $0.385 per share to certain employees and consultants under the 2018 Stock Option Plan, including a grant of options to purchase 2,209,890 shares to the Company’s President and CEO, a grant of options to purchase 155,000 shares to the Company’s CFO, and options to purchase 150,000 shares to one of the Company’s directors. For these sales of securities, no general solicitation was used, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.

Between July 1, 2019 and August 1, 2019, the Company sold 1,571,429 shares of its common stock to accredited investors for total gross proceeds of $550,000. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in connection with the sales. A Form D was filed with the SEC on April 22, 2019, an amended Form D was filed on May 6, 2019, an amended Form D was filed on May 31, 2019, and another amended Form D was filed on July 31, 2019.

On July 23, 2019, pursuant to agreements with certain warrant holders, the Company canceled warrants for the purchase of 364,639 shares of common stock, with exercise prices between $2.00 and $2.50 per share, which includes warrants for the purchase of 151,383 shares of common stock held by the Company’s President and CEO.

On August 5, 2019, GGI granted options for the purchase of 100,000 shares of common stock of GGI at an exercise price of $0.55 per share to an advisor under GGI’s 2018 Stock Option Plan. For this sale of securities, no general solicitation was used, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.

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

As noted above in Item 2, the 2017 Notes were due as of March 31, 2019. The Company incurred total interest expense of $48,513 and $256,008 related to this debt during the six months ended June 30, 2019 and 2018, respectively, of which $0 and $219,593, respectively represented amortization of debt discount. The remaining principal balance owed on the 2017 Notes of $1,170,354 is past due as of June 30, 2019.

As noted above in Item 2, the GGI Notes representing $150,000 of principal and $1,987 of interest as of June 30, 2019 are due and outstanding.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

Please see our Current Report on Form 8-K as filed with the SEC on July 9, 2019 for the results of our annual stockholders’ meeting held on July 8, 2019.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013 (1)
3.2	Amended and Restated Bylaws (1)
3.3	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 (2)
4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013 (1)
4.2	Amendment No. 1 to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated February 28, 2017 (3)
4.3	Certificate of Designation of Series B Convertible Preferred Stock, dated February 28, 2017 (3)
4.4	2018 Equity Incentive Plan (4)
4.5	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certification of Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2017.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018.
*	Filed herewith.
**	Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2019	GAUCHO GROUP HOLDINGS, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

