Form 10-Q
period 2019-09-30
Gaucho Group Holdings, Inc.
filed 2019-11-14
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes [  ] No [X]

As of November 14, 2019, there were 60,271,082 shares of common stock outstanding.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	3

Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2019 and 2018	5

Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2019 and 2018	6

Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Deficiency for the Three and Nine Months Ended September 30, 2019	7

Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Deficiency for the Three and Nine Months Ended September 30, 2018	8

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	9

Notes to Unaudited Condensed Consolidated Financial Statements	11

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	34

ITEM 4. Controls and Procedures	34

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings	35

ITEM 1A. Risk Factors	35

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

ITEM 3. Defaults Upon Senior Securities	36

ITEM 4. Mine Safety Disclosures	36

ITEM 5. Other Information	37

ITEM 6. Exhibits	38

Signatures	39

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$508,372	$58,488
Accounts receivable, net	485,501	457,745
Accounts receivable - related parties, net of allowance of $514,087 at each of September 30, 2019 and December 31, 2018	376,615	71,650
Advances to employees	281,783	281,783
Inventory	1,222,136	1,033,895
Real estate lots held for sale	139,492	139,492
Operating lease right-of-use asset	200,501	-
Prepaid expenses and other current assets	307,481	193,360

Total Current Assets	3,521,881	2,236,413

Long Term Assets
Property and equipment, net	2,968,459	2,972,364
Prepaid foreign taxes, net	461,516	369,590
Investment - related parties	5,038	7,840
Deposits	61,284	61,284

Total Assets	$7,018,178	$5,647,491

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2019	2018
	(unaudited)
Liabilities, Temporary Equity and Stockholders’ Deficiency

Current Liabilities
Accounts payable	$489,558	$497,817
Accrued expenses, current portion	1,031,322	1,185,367
Deferred revenue	892,847	1,038,492
Operating lease liabilities	213,214	-
Loans payable, current portion, net of debt discount	764,444	871,106
Debt obligations, net of debt discount	1,270,354	2,732,654
Current portion of other liabilities	85,223	99,901

Total Current Liabilities	4,746,962	6,425,337

Long Term Liabilities
Accrued expenses, non-current portion	71,099	57,786
Loans payable, non-current portion, net of debt discount	143,586	234,791

Total Liabilities	4,961,647	6,717,914

Commitments and Contingencies	-	-

Series B convertible redeemable preferred stock, par value $0.01 per share, 902,670 shares authorized, issued and outstanding at September 30, 2019 and December 31, 2018, respectively. Liquidation preference of $10,194,538 at September 30, 2019.	9,026,824	9,026,824
Stockholders’ Deficiency
Preferred stock, 11,000,000 shares authorized:
Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; no shares are available for issuance.	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 60,321,615 and 46,738,533 shares issued and 60,271,082 and 46,688,000 shares outstanding as of September 30, 2019 and December 31, 2018, respectively.	603,215	467,384
Additional paid-in capital	88,787,775	83,814,442
Accumulated other comprehensive loss	(12,379,452)	(13,110,219)
Accumulated deficit	(85,886,569)	(81,222,499)
Treasury stock, at cost, 50,533 shares at September 30, 2019 and December 31, 2018	(46,355)	(46,355)

Total Gaucho Group Holdings, Inc Stockholders’ Deficiency	(8,921,386)	(10,097,247)

Non-controlling interest	1,951,093	-

Total Stockholders’ Deficiency	(6,970,293)	(10,097,247)

Total Liabilities, Temporary Equity and Stockholders’ Deficiency	$7,018,178	$5,647,491

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Sales	$231,231	$439,982	$940,459	$2,114,297
Cost of sales	(317,602)	(305,747)	(947,710)	(1,267,592)
Gross profit	(86,371)	134,235	(7,251)	846,705
Operating Expenses
Selling and marketing	100,066	52,926	336,873	210,729
General and administrative	1,410,509	1,277,783	4,339,943	5,268,174
Depreciation and amortization	39,211	44,473	151,370	133,891
Total operating expenses	1,549,786	1,375,182	4,828,186	5,612,794
Loss from Operations	(1,636,157)	(1,240,947)	(4,835,437)	(4,766,089)

Other (Income) Expense
Interest expense, net	29,140	92,972	256,169	499,719
Other income	(165,508)	-	(165,508)	-
Gains from foreign currency transactions	(74,179)	(58,579)	(106,513)	(58,579)
Total other (income) expense	(210,547)	34,393	(15,852)	441,140

Net Loss	(1,425,610)	(1,275,340)	(4,819,585)	(5,207,229)
Net loss attributable to non-controlling interest	109,106	-	155,515	-
Series B preferred stock dividends	(181,746)	(225,998)	(539,311)	(539,311)
Net Loss Attributable to Common Stockholders	$(1,498,250)	$(1,501,338)	$(5,203,381)	$(5,746,540)

Net Loss per Common Share	$(0.03)	$(0.03)	$(0.10)	$(0.13)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	57,933,937	46,159,288	52,782,987	44,223,334

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net loss	$(1,425,610)	$(1,275,340)	$(4,819,585)	$(5,207,229)
Other comprehensive loss (gain):
Foreign currency translation adjustments	365,350	(325)	730,767	(1,195,491)
Comprehensive loss	(1,060,260)	(1,275,665)	(4,088,818)	(6,402,720)
Comprehensive loss attributable to non-controlling interests	109,106	-	155,515	-
Comprehensive loss attributable to controlling interests	$(951,154)	$(1,275,665)	$(3,933,303)	$(6,402,720)

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND
STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(unaudited)

	Series B Convertible Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Gaucho Group Holdings Stockholders’	Non controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Deficiency
Balance - January 1, 2019	902,670	$9,026,824	46,738,533	$467,384	50,533	$(46,355)	$83,814,442	$(13,110,219)	$(81,222,499)	$(10,097,247)	$-	$(10,097,247)
Common stock issued in satisfaction of 401(k) profit sharing liability	-	-	181,185	1,812	-	-	61,603	-	-	63,415	-	63,415
Options and warrants	-	-	-	-	-	-	157,994	-	-	157,994	-	157,994
Common stock issued for cash	-	-	2,527,857	25,279	-	-	859,471	-	-	884,750	-	884,750
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,400,957)	(1,400,957)	-	(1,400,957)
Other comprehensive income	-	-	-	-	-	-	-	8,339	-	8,339	-	8,339
Balance - March 31, 2019	902,670	9,026,824	49,447,575	494,475	50,533	(46,355)	84,893,510	(13,101,880)	(82,623,456)	(10,383,706)	-	(10,383,706)
Options and warrants	-	-	-	-	-	-	68,508	-	-	68,508	-	68,508
Common stock issued for cash	-	-	6,071,428	60,714	-	-	2,064,286	-	-	2,125,000	-	2,125,000
Common stock issued upon conversion of convertible debt and interest	-	-	83,587	836	-	-	51,824	-	-	52,660	-	52,660
Debt converted to common stock of GGI	-	-	-	-	-	-	-	-	-	-	2,106,608	2,106,608
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,946,609)	(1,946,609)	(46,409)	(1,993,018)
Other comprehensive income	-	-	-	-	-	-	-	357,078	-	357,078	-	357,078
Balance - June 30, 2019	902,670	9,026,824	55,602,590	556,025	50,533	(46,355)	87,078,128	(12,744,802)	(84,570,065)	(9,727,069)	2,060,199	(7,666,870)
Options and warrants	-	-	-	-	-	-	105,178	-	-	105,178	-	105,178
Common stock issued for cash	-	-	4,574,143	45,741	-	-	1,555,209	-	-	1,600,950	-	1,600,950
Common stock issued in satisfaction of debt obligations	-	-	144,882	1,449	-	-	49,260	-	-	50,709	-	50,709
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,316,504)	(1,316,504)	(109,106)	(1,425,610)
Other comprehensive income	-	-	-	-	-	-	-	365,350	-	365,350	-	365,350
Balance - September 30, 2019	902,670	$9,026,824	60,321,615	$603,215	50,533	$(46,355)	$88,787,775	$(12,379,452)	$(85,886,569)	$(8,921,386)	$1,951,093	$(6,970,293)

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND
STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

	Series B Convertible Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency
Balance - January 1, 2018	902,670	$9,026,824	43,067,546	$430,674	4,411	$(14,070)	$80,902,967	$(10,795,810)	$(75,544,081)	$(5,020,320)
Stock-based compensation:
Common stock issued in satisfaction of 401(k) profit sharing liability	-	-	116,284	1,163	-	-	80,236	-	-	81,399
Options and warrants	-	-	-	-	-	-	183,220	-	-	183,220
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,425,114)	(1,425,114)
Other comprehensive loss	-	-	-	-	-	-	-	(285,609)	-	(285,609)
Balance - March 31, 2018	902,670	9,026,824	43,183,830	431,837	4,411	(14,070)	81,166,423	(11,081,419)	(76,969,195)	(6,466,424)
Stock-based compensation:
Options and warrants	-	-	-	-	-	-	205,111	-	-	205,111
Common stock issued for cash	-	-	822,000	8,220	-	-	567,180	-	-	575,400
Beneficial conversion feature on convertible debt issued	-	-	-	-	-	-	227,414	-	-	227,414
Common stock issued upon conversion of convertible debt and interest	-	-	1,285,516	12,855	-	-	797,020	-	-	809,875
Dividends declared on Series B Convertible Redeemable Preferred Stock	-	-	-	-	-	-	(474,719)	-	-	(474,719)
Common stock issued in satisfaction of dividends payable	-	-	378,193	3,781	-	-	260,491	-	-	264,272
Common stock returned to the company to satisfy receivable	-	-	-	-	46,122	(32,285)	-	-	-	(32,285)
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(2,506,775)	(2,506,775)
Other comprehensive loss	-	-	-	-	-	-	-	(909,557)	-	(909,557)
Balance - June 30, 2018	902,670	9,026,824	45,669,539	456,693	50,533	(46,355)	82,748,920	(11,990,976)	(79,475,970)	(8,307,688)
Stock-based compensation:
Options and warrants	-	-	-	-	-	-	177,105	-	-	177,105
Common stock issued for cash	-	-	1,068,993	10,691	-	-	737,604	-	-	748,295
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,275,340)	(1,275,340)
Other comprehensive loss	-	-	-	-	-	-	-	(325)	-	(325)
Balance - September 30, 2018	902,670	$9,026,824	46,738,532	$467,384	50,533	$(46,355)	$83,663,629	$(11,991,301)	$(80,751,310)	$(8,657,953)

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(4,819,585)	$(5,207,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	39,802	47,883
Options and warrants	331,680	565,436
Gain on foreign currency translation	(106,512)	(58,579)
Net realized and unrealized investment losses	2,802	17,556
Depreciation and amortization	151,370	133,891
Loss on disposal of asset	401	-
ROU asset amortization	160,521	-
Amortization of debt discount	15,545	250,265
Provision for uncollectible assets	-	(142,499)
Write-down of inventory	111,327	-
Decrease (increase) in assets:
Accounts receivable	(538,129)	518,372
Inventory	(299,568)	(11,267)
Prepaid expenses and other current assets	(206,121)	(198,757)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	193,424	296,130
Changes in operating lease liabilities	(147,809)	-
Deferred revenue	(10,914)	(551,347)
Other liabilities	(14,678)	79,573
Total Adjustments	(316,859)	946,657
Net Cash Used in Operating Activities	(5,136,444)	(4,260,572)
Cash Flows from Investing Activities
Purchase of property and equipment	(147,944)	(370,696)
Net Cash Used in Investing Activities	(147,944)	(370,696)
Cash Flows from Financing Activities
Proceeds from loans payable	-	580,386
Repayments of loans payable	(163,115)	(165,037)
Proceeds from convertible debt obligations	786,000	2,332,230
Repayments of debt obligations	(95,500)	-
Dividends paid in cash	-	(129,297)
Proceeds from common stock offering	4,610,700	1,323,695
Net Cash Provided by Financing Activities	5,138,085	3,941,977
Effect of Exchange Rate Changes on Cash	596,187	373,050
Net Increase (Decrease) in Cash	449,884	(316,241)
Cash and Cash Equivalents - Beginning of Period	58,488	358,303
Cash and Cash Equivalents - End of Period	$508,372	$42,062

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the nine months ended
	September 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Interest paid	$251,001	$296,930
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Accrued stock-based compensation converted to equity	$63,415	$81,399
Debt and interest payable converted to equity	$52,660	$809,875
Notes payable exchanged for noncontrolling interest	$2,106,608	$-
Common stock issued in satisfaction of debt obligations	$50,709	$-
Common stock returned to Company to satisfy receivable	$-	$32,285
Beneficial conversion feature	$-	$227,414
Dividends declared on Series B Convertible Redeemable Preferred Stock	$-	$474,719
Common stock issued to satisfy dividends payable	$-	$264,272

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

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses of $4,819,585 and $5,207,229 during the nine months ended September 30, 2019 and 2018, respectively. The Company has an accumulated deficit of $85,886,569 at September 30, 2019. Cash used in operating activities was $5,136,444 and $4,260,572 during the nine months ended September 30, 2019 and 2018, respectively. Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital in order to continue to pursue its business objectives. The Company funded its operations during the nine months ended September 30, 2019 through the proceeds from convertible debt obligations of $786,000 and proceeds from the sale of common stock for proceeds of $4,610,700. The Company repaid loans payable of $163,115 and debt obligations of  $95,500, during the nine months ended September 30, 2019.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019. The unaudited condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited consolidated financial statements.

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

For operations in highly inflationary economies, monetary asset and liabilities are translated at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are translated at historical exchange rates. Under highly inflationary accounting, the Company’s Argentina subsidiaries’ functional currency became the United States dollar. Nonmonetary assets and liabilities existing on July 1, 2018 (the date that the Company adopted highly inflation accounting) were translated using the Argentina Peso to United States Dollar exchange rate in effect on June 30, 2018, which was 28.880. Since the adoption of highly inflationary accounting, activity in nonmonetary assets and liabilities is translated using historical exchange rates, monetary assets and liabilities are translated at using the exchange rate at the balance sheet date, and income and expense accounts are translated at the weighted average exchange rate in effect during the period. Translation adjustments are reflected in income (loss) on foreign currency translation on the accompanying statements of operations. During the three and nine months ended September 30, 2019, the Company recorded a gain on foreign currency transactions of $74,179 and $106,513, respectively, as a result of the net monetary liability position of its Argentine subsidiaries.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound) except for the Company’s Argentine subsidiaries for the three and nine months ended September 30, 2019, as described above. Prior to the transition of Argentine operations to highly inflationary status on July 1, 2018, these foreign subsidiaries translated assets and liabilities from their local currencies to U.S. dollars using period end exchange rates while income and expense accounts were translated at the average rates in effect during the during the period. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of stockholders’ deficit. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. Included in cash and non-cash equivalents is a certificate of deposit in the amount of $109,325 (ARS $6,000,000) which renews monthly and bears an annual interest at 60%.

Concentrations

The Company maintains cash and cash equivalents with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash and cash equivalent balances of approximately $167,640 and $48,900, at September 30, 2019 and December 31, 2018, respectively, which represents cash held in Argentine bank accounts.

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

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Real estate sales	$8,560	$-	$8,560	$877,036
Hotel room and events	140,778	194,848	508,134	582,427
Restaurants	38,954	64,224	136,735	220,494
Winemaking	29,069	68,055	131,949	295,226
Golf, tennis and other [1]	13,870	112,855	155,081	139,114
	$231,231	$439,982	$940,459	$2,114,297

[1] Includes $94,303, respectively, of agricultural revenues resulting from the sale of grapes during the nine months ended September 30, 2019.

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

During the three and nine months ended September 30, 2019 the Company recognized $8,560 of revenues related to the sale of real estate lots which was included in deferred revenues as of December 31, 2018. For the three and nine months ended September 30, 2019, the Company did not recognize any revenue related to performance obligations satisfied in previous periods. Contracts related to the sale of wine, agricultural products and hotel services have an original expected length of less than one year. The Company has elected not to disclose information about remaining performance obligations pertaining to contracts with an original expected length of one year or less, as permitted under the guidance.

As of September 30, 2019 and December 31, 2018, the Company had deferred revenue of $827,576 and $995,327, respectively, associated with real estate lot sale deposits, $13,114 and $0, respectively, related to advance deposits for wine barrel and agricultural products and had $52,157 and $43,165, respectively, of deferred revenue related to hotel deposits. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the condensed consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2019	2018

Options	9,631,890	9,473,593
Warrants	627,404	1,332,045
Series B convertible preferred stock	9,026,700	9,026,700
Convertible debt	-	2,532,606
Total potentially dilutive shares	19,285,994	22,364,944

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

Non-Controlling Interest

As a result of the conversion of certain convertible debt into shares of GGI common stock, GGI investors obtained a 21% ownership interest in GGI, which is recorded as a non-controlling interest. The profits and losses of GGI are allocated between the controlling interest and the non-controlling interest in the same proportions as their membership interest. (See Note 8 – Debt Obligations).

New Accounting Pronouncements

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” (“Topic 842”) (“ASU 2019-01”). These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied. (Issue 1). The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities. (Issue 2). Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. (Issue 3). The transition and effective date provisions apply to Issue 1 and Issue 2. They do not apply to Issue 3 because the amendments for that Issue are to the original transition requirements in Topic 842. ASU 2019-01 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating ASU 2019-01 and its impact on its unaudited condensed consolidated financial statements and financial statement disclosures.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections — Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)” (“ASU 2019-07”). ASU 2019-07 aligns the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. ASU 2019-07 is effective immediately. The adoption of ASU 2019-07 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

4. INVENTORY

Inventory is comprised of the following:

	September 30,	December 31,
	2019	2018

Vineyard in process	$172,922	$232,436
Wine in process	738,496	747,862
Finished wine	67,980	11,003
Clothing and accessories	205,012	-
Other	37,726	42,594
	$1,222,136	$1,033,895

5. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company retained certain affiliate warrants which are marked to market at each reporting date using the Black-Scholes option pricing model. The Company recorded unrealized losses on the affiliate warrants of $1,029 and $2,802 during the three and nine months ended September 30, 2019, respectively, and $1,105 and $17,556 during the three and nine months ended September 30, 2018, respectively, which are included in revenues on the accompanying condensed consolidated statements of operations.

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

Investments – Related Parties at Fair Value

As of September 30, 2019	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$5,038	$5,038

As of December 31, 2018	Level 1	Level 2	Level 3	Total
Warrants- Affiliates	$-	$-	$7,840	$7,840

A reconciliation of Level 3 assets is as follows:

Warrants
Balance - December 31, 2018	$7,840
Unrealized loss	(2,802)
Balance – September 30, 2019	$5,038

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	September 30, 2019	December 31, 2018

Accrued compensation and payroll taxes	$117,195	$149,019
Accrued taxes payable - Argentina	225,352	292,535
Accrued interest	447,652	404,239
Other accrued expenses	241,123	339,574
Accrued expenses, current	1,031,322	1,185,367
Accrued payroll tax obligations, non-current	71,099	57,786
Total accrued expenses	$1,102,421	$1,243,153

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. LOANS PAYABLE

The Company’s loans payable are summarized below:

	September 30, 2019			December 31, 2018
	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount

Demand Loan	$6,945	$-	$6,945	$10,647	$-	$10,647
2018 Loan	368,968	-	368,968	464,739	-	464,739
2017 Loan	77,170	-	77,170	168,609	-	168,609
Land Loan	477,500	(22,553)	454,947	500,000	(38,098)	461,902
Total Loans Payable	930,583	(22,553)	908,030	1,143,995	(38,098)	1,105,897
Less: current portion	780,583	(16,139)	764,444	893,995	(22,889)	871,106
Loans Payable, non-current	$150,000	$(6,414)	$143,586	$250,000	$(15,209)	$234,791

On March 31, 2017, the Company received a bank loan in the amount of $519,156 (ARS $8,000,000) (the “2017 Loan”). The loan bears interest at 24.18% per annum and is due on March 1, 2021. Principal and interest will be paid in forty-two monthly installments beginning on October 1, 2017 and ending on March 1, 2021. The Company incurred interest expense of $13,242 and $51,063 on this loan during the three and nine months ended September 30, 2019, respectively and incurred interest expense of $16,826 and $59,614 on this loan during the three and nine months ended September 30, 2018, respectively. During 2018, the Company defaulted on certain 2017 Loan payments, and as a result, the 2017 Loan is currently payable upon demand. Of the decrease in principal of $91,439 on the 2017 Loan during the nine months ended September 30, 2019, $44,932 resulted from principal payments made and $46,507 resulted from the effect of fluctuations in the foreign currency exchange rate during the period.

On August 19, 2017, the Company purchased 845 hectares of land adjacent to its existing property at AWE. The Company paid $100,000 at the date of purchase and executed a note payable in the amount of $600,000 (the “Land Loan”) with a stated interest rate of 0% and with quarterly payments of $50,000 beginning on December 18, 2017 and ending August 18, 2021. On May 27, 2019, the terms on the Land Loan were amended such that 60 monthly payments of $4,500 and 5 annual payments of $46,000 were required, beginning on May 30, 2019. At the date of purchase, the Company took possession of the property, with full use and access, and will receive the deed to the property after $400,000 of the purchase price has been paid. The Company imputed interest on the note at 7% per annum and recorded a discounted note balance of $517,390 on August 19, 2017. Amortization of the note discount in the amount of $809 and $15,545 for the three and nine months ended September 30, 2019, and $7,984 and $22,941 for the three and nine months ended September 30, 2018, respectively is recorded as interest expense on the accompanying condensed consolidated statements of operations. The balance on the note was $454,947, net of debt discount of $22,553 on September 30, 2019, of which $311,361 (net of discount of $16,139) is included in loans payable, net, current and $143,586 (net of discount of $6,414) is included in loans payable, net, non-current in the accompanying condensed consolidated balance sheets

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On January 25, 2018 the Company received a bank loan in the amount of $525,000 (the “2018 Loan”), denominated in U.S. dollars. The loan bears interest at 6.75% per annum and is due on January 25, 2023. Principal and interest will be paid in 60 equal monthly installments of $10,311, beginning on February 23, 2018. During 2018, the Company defaulted on certain 2018 Loan payments, and as a result, the 2018 Loan is currently payable upon demand. The Company incurred interest expense of $7,223 and $21,230 on this loan during the three and nine months ended September 30, 2019, respectively and incurred interest expense of $7,989 and $22,042 on this loan during the three and nine months ended September 30, 2018, respectively.

On June 4, 2018 the Company received a loan in the amount of $55,386 (ARS $1,600,000) which bears interest at 10% per month and is due upon demand of the lender (the “Demand Loan”). Interest is paid monthly. The Company incurred interest expense of $1,881 and $8,145 on this loan during the three and nine months ended September 30, 2019, respectively and incurred interest expense of $13,919 and $20,751, respectively, on this loan during the three and nine months ended September 30, 2018.

8. DEBT OBLIGATIONS

The Company’s debt obligations are summarized below:

	September 30, 2019			December 31, 2018
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

2010 Debt Obligations	$-	$299,377	$299,377	$-	$279,735	$279,735
2017 Notes	1,170,354	143,777	1,314,131	1,251,854	75,013	1,326,867
Gaucho Notes	100,000	4,498	104,498	1,480,800	18,787	1,499,587
Total Debt Obligations	$1,270,354	$447,652	$1,718,006	$2,732,654	$373,535	$3,106,189

[1] Accrued interest is included as a component of accrued expenses on the accompanying condensed consolidated balance sheets (see Note 6 – Accrued Expenses).

During an offering that ended on September 30, 2010, IPG issued convertible notes with an interest rate of 8% and an amended maturity date of March 31, 2011 (the “2010 Debt Obligations”). During 2017, the Company repaid the remaining principal balance of $162,500, such that as of December 31, 2017, there is no principal balance owed on the 2010 Debt Obligations. Accrued interest of $299,377 and $279,735 owed on the 2010 Debt Obligations remained outstanding as of September 30, 2019 and December 31, 2018, respectively. The Company incurred interest expense of $5,918 and $19,642 during the three and nine months ended September 30, 2019, respectively, and $9,463 and $27,863 during the three and nine months ended September 30, 2018, respectively, on the 2010 Debt Obligations. Accrued interest on the 2010 Debt Obligations is not convertible.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On December 31, 2017, the Company sold a convertible promissory note in the amount of $20,000 to an accredited investor, and during 2018, the Company sold additional convertible promissory notes in the aggregate principal amount of $2,026,730 (together, the “2017 Notes”). The 2017 Notes mature 90 days from the date of issuance, bear interest at 8% per annum and were convertible into the Company’s common stock at $0.63 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. The conversion option represented a beneficial conversion feature in the amount of $227,414 which was recorded as a debt discount with a corresponding credit to additional paid-in capital. Debt discount is amortized over the term of the loan using the effective interest method. On June 30, 2018, principal and interest of $794,875 and $15,000, respectively, were converted into 1,285,516 shares of common stock at a conversion price of $0.63 per share. During the nine months ended September 30, 2019, the Company repaid principal and interest of $30,000 and $2,151, respectively, and principal and interest of $51,500 and $1,160, respectively, were converted into 83,587 shares of common stock at a conversion price of $0.63 per share. The Company incurred interest expense of $23,564 and $72,077 during the three and nine months ended September 30, 2019 respectively. The Company incurred total interest expense of $33,026 and $293,259, respectively, related to the 2017 Notes during the three and nine months ended September 30, 2018, of which $7,821 and $227,414, respectively, represented amortization of debt discount. The remaining principal balance owed on the 2017 Notes of $1,170,354 is past due as of September 30, 2019. The 2017 Notes matured on June 30, 2019. The principal balance outstanding on the 2017 Notes at September 30, 2019 is no longer convertible, since the notes are past their maturity date. Interest continues to accrue based on the interest rate stated above.

During 2018, the Company’s subsidiary, Gaucho Group, Inc., sold convertible promissory notes in the amount of $1,480,800 to accredited investors. Between January 1, 2019 and March 12, 2019, Gaucho Group, Inc. sold convertible promissory notes in the amount of $786,000 to accredited investors (together, the “Gaucho Notes”). In January 2019, management of GGI gave the option to the noteholders of extending the maturity date from December 31, 2018 to March 31, 2019 of their specific Gaucho Notes. The Gaucho Notes, as amended, bear interest at 7% per annum and mature and became due on March 31, 2019. All holders of Gaucho Notes agreed to extend the maturity date to March 31, 2019. The Gaucho Notes and related accrued interest were convertible into GGI common stock at the option of the holder, at a price representing 20% discount to the share price in a future offering of GGI common stock. During the nine months ended 2019, the Company repaid $65,500 and $3,256 of principal and interest due, respectively, and the Company issued a certain noteholder 144,882 shares of its common stock in satisfaction for a note in the principal and accrued interest amount of $50,000 and $709, respectively. On April 14, 2019, the Company made a one-time offer to the holders of Gaucho Notes to convert the Gaucho Notes into shares of common stock of GGI at a price per share of $0.40, and on June 30, 2019, $2,051,300 and $55,308 of principal and interest, respectively, was converted into 5,266,520 shares of GGI common stock, representing a 21% non-controlling interest in GGI. As of September 30, 2019, principal and interest of $100,000 and $4,498 remain outstanding under the Gaucho Notes. The Company incurred total interest expense of $3,218 and $44,984 related to the Gaucho Notes during the three and nine months ended September 30, 2019 and incurred total interest expense of $2,808 related to the Gaucho Notes during the three and nine months ended September 30, 2018. The principal balance of the Gaucho Notes at September 30, 2019 is no longer convertible, since the notes are past their maturity date. Interest continues to accrue based on the interest rate stated above.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties of $376,615 and $71,650 at September 30, 2019 and December 31, 2018, respectively, represents the net realizable value of advances made to related, but independent, entities under common management, of which $356,697 and $4,644 respectively, represents amounts owed to the Company in connection with expense sharing agreements as described below.

Investments

See Note 5 – Investments and Fair Value of Financial Instruments, for information related to investments in related parties.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a related, but independent, entity under common management, of which GGH’s Chief Executive Officer (“CEO”) is Chairman and Chief Executive Officer, and GGH’s Chief Financial Officer (“CFO”) is Chief Financial Officer, to share expenses such as office space, support staff and other operating expenses. The agreement was amended on January 1, 2017 to reflect the current use of personnel, office space, professional services. During the three and nine months ended September 30, 2019, the Company recorded a contra-expense of $156,384 and $346,273, respectively, and during the three and nine months ended September 30, 2018, the Company recorded a contra-expense of $87,719 and $227,378, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement. The entity owed $356,697 and $4,644, respectively, as of September 30, 2019 and December 31, 2018, under such and similar prior agreements.

The Company had an expense sharing agreement with a different related entity to share expenses such as office space and other clerical services which was terminated in August 2017. The owners of more than 5% of that entity include (i) GGH’s chairman, and (ii) a more than 5% owner of GGH. The entity owed $396,116 to the Company under the expense sharing agreement at each of September 30, 2019 and December 31, 2018, of which the entire balance is deemed unrecoverable and reserved.

10. BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction. A participant is always fully vested in their account, including the Company’s contribution. For the three and nine months ended September 30, 2019, the Company recorded a charge associated with its contribution of $10,959 and $39,802, respectively, and for the three and nine months ended September 30, 2018, the Company recorded a charge associated with its contribution of $14,697 and $49,268, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle prior year’s obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $0.35 and $0.70 per share during the nine months ended September 30, 2019 and 2018, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

Series B Preferred Stock

The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value (equal to face value of $10 per share), as defined, payable when, as and if declared by the Board of Directors. Cumulative dividends earned by the Series B stockholders were $181,746 and $539,311 for the three and nine months ended September 30, 2019, respectively and $181,746 and $539,311 for the three and nine months ended September 30, 2018, respectively. During the nine months ended September 30, 2018, the Company’s Board of Directors declared dividends in the amount of $474,719. During June 2018, the Company issued 378,193 shares of common stock valued at $0.70 per share, or $264,273, in satisfaction of certain dividends payable and paid cash dividends of $129,202. Dividends payable of $85,223 are included in the current portion of other liabilities at September 30, 2019. Cumulative unpaid dividends in arrears related to the Series B totaled $1,082,615 and $546,335 as of September 30, 2019 and December 31, 2018, respectively.

Common Stock

Between February 8, 2019 and March 27, 2019, GGH sold a total of 2,527,857 shares of its common stock to accredited investors for aggregate proceeds of $884,750.

On March 13, 2019, the Company issued 181,185 shares of common stock at $0.35 per share to employees for the year ended December 31, 2018 of the 401(k) profit sharing plan.

Between April 1, 2019 and June 30, 2019, the Company issued 6,071,428 shares of its common stock to accredited investors at $0.35 per share for aggregate proceeds of $2,125,000 and issued 83,587 shares of its common stock upon the conversion of 2017 Notes (see Note 8 – Debt Obligations).

Between July 1, 2019 and August 30, 2019, the Company issued 4,719,025 shares of its common stock to accredited investors at $0.35 per share for aggregate proceeds of $1,651,659, of which 144,882 shares were issued in satisfaction of debt obligations (see Note 8 – Debt Obligations).

Accumulated Other Comprehensive Income (Loss)

For three and nine months ended September 30, 2019, the Company recorded benefits of $365,350 and $730,767, respectively, of foreign currency translation adjustments as accumulated other comprehensive income (loss) and for the three and nine months ended September 30, 2018, the Company recorded $(325) and $(1,195,491), respectively, of foreign currency translation adjustments as accumulated other comprehensive income (loss), primarily related to fluctuations in the Argentine peso to United States dollar exchange rates.

Warrants

On July 23, 2019, pursuant to agreements with certain warrant holders, the Company canceled warrants for the purchase of 364,639 shares of common stock, with exercise prices between $2.00 and $2.50 per share, which includes warrants for the purchase of 151,383 shares of common stock held by the Company’s President and CEO.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of warrants activity during the nine months ended September 30, 2019 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, December 31, 2018	1,229,630	2.15
Issued	-	-
Exercised	-	-
Cancelled	(364,639)	2.12
Expired	(237,587)	2.30
Outstanding, September 30, 2019	627,404	$2.11	1.4	$-

Exercisable, September 30, 2019	627,404	$2.11	1.4	$-

A summary of outstanding and exercisable warrants as of September 30, 2019 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$2.00	Common Stock	479,651	1.4	479,651
$2.30	Common Stock	21,462	0.3	21,462
$2.50	Common Stock	126,291	1.5	126,291
	Total	627,404		627,404

Stock Options

On October 5, 2018, the Company, as the sole stockholder of GGI, and the Board of Directors of GGI approved the Gaucho Group, Inc. 2018 Equity Incentive Plan (the “2018 Gaucho Plan”). Up to 8,000,000 shares of GGI’s common stock is made available for grants of equity incentive awards under the 2018 Gaucho Plan.

On August 5, 2019, GGI granted options for the purchase of 100,000 shares of common stock of GGI (“GGI Options”) at an exercise price of $0.55 per share to an advisor under GGI’s 2018 Stock Option Plan. The GGI options vest 25% on the first anniversary of the date of grant with the remainder vesting quarterly over the next three years. The GGI Options had a grant date value of $6,280, calculated using the Black Scholes option price model with the valuation assumptions used: risk free interest rate – 1.81%, expected term – 3.75 years, expected volatility – 32%, expected dividends – 0%. As of September 30, 2019, there are options for the purchase of 6,570,000 shares of GGI common stock outstanding under the 2018 Gaucho Plan, with a weighted average remaining term of 4.2 years.

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

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Assumptions used in applying the Black-Scholes option pricing model during the nine months ended September 30, 2019 are as follows:

	For the Nine Months Ended
	September 30,
	2019	2018

Risk free interest rate	2.43%	2.56 - 2.96%
Expected term (years)	3.6 - 5.0	3.6 - 5.0
Expected volatility	52%	44%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the nine months ended September 30, 2019 was approximately $0.13 per share, respectively. The weighted average estimated fair value of the stock options granted during the nine months ended September 30, 2018 was approximately $0.27 per share.

During the three and nine months ended September 30, 2019, respectively, the Company recorded stock-based compensation expense of $105,178 and $331,680, respectively, and during the three and nine months ended September 30, 2018, the Company recorded stock-based compensation expense of $177,105 and $565,436, respectively, related to stock option grants, which is reflected as general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2019, there was $1,244,824 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.93 years.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table represents activity related to options for the purchase of GGH common stock during the nine months ended September 30, 2019 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, December 31, 2018	9,499,265	1.65
Granted	4,489,890	0.39
Exercised	-	-
Expired	(992,375)	2.38
Forfeited	(3,364,890)	2.24
Outstanding, September 30, 2019	9,631,890	$0.78	3.8	$426,540

Exercisable, September 30, 2019	2,465,142	$1.46	2.6	$-

The following table presents information related to options for the purchase of GGH common stock at September 30, 2019:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options

$0.39	4,489,890	-	-
$0.54	1,500,000	4.0	375,000
$0.77	1,320,000	3.4	495,002
$1.10	1,070,000	3.1	468,140
$2.20	1,242,000	1.5	1,117,000
$3.30	10,000	0.7	10,000
	9,631,890	2.6	2,465,142

12. LEASES

The Company leases one corporate office through an operating lease agreement. The Company has an obligation for its corporate office located in New York, New York, through 2020. As of September 30, 2019, the lease had a remaining term of approximately 0.9 years. Over the duration of the lease, payments will escalate 3% every year.

As of September 30, 2019, the Company had no leases that were classified as a financing lease. As of September 30, 2019, the Company did not have additional operating and financing leases that have not yet commenced.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Total operating lease expenses for the three and nine months ended September 30, 2019 were $57,816 and $173,448, respectively, and is recorded in general and administrative expenses on the condensed consolidated statements of operations. Total rent expense for the three and nine months ended September 30, 2018 was $35,568 and $168,954, respectively, and is recorded in general and administrative expenses on the condensed consolidated statements of operations.

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$179,092

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$361,020

Weighted Average Remaining Lease Term:
Operating leases	0.92 years

Weighted Average Discount Rate:
Operating leases	8.0%

13. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be involved in litigation and arbitrations from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation that may, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations. However, as is inherent in legal proceedings, there is a risk that an unpredictable decision adverse to the Company could be reached. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

14. SUBSEQUENT EVENTS

Management has evaluated all subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued, require adjustment to or disclosure in the accompanying condensed consolidated financial statements.

Foreign Currency Exchange Rates

The Argentine peso to United States dollar exchange rate was 59.6558, 57.3922 and 37.5690 at November 13, 2019, September 30, 2019 and December 31, 2018, respectively.

The British pound to United States dollar exchange rate was 0.7784, 0.8142 and 0.7851 at November 13, 2019, September 30, 2019 and December 31, 2018, respectively.

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

Investment in foreign real estate requires consideration of certain risks typically not associated with investing in the United States. Such risks include trade balances and imbalances and related economic policies, unfavorable currency exchange rate fluctuations, imposition of exchange control regulation by the United States or foreign governments, United States and foreign withholding taxes, limitations on the removal of funds or other assets, policies of governments with respect to possible nationalization of their industries and political difficulties, including expropriation of assets, confiscatory taxation and economic or political instability in foreign nations or changes in laws which affect foreign investors.

Recent Developments and Trends

Gaucho Group, Inc.

In 2016, GGH formed a new subsidiary, Gaucho Group Inc. (“GGI”), and in 2019, the entity became active in the procurement of high-end Argentinian fashion and accessories inventory for contemplated future sales. As of September 30, 2019, GGI was still in the final stage of development and not yet operational.

Financings

During the nine months ended September 30, 2019, we raised, net of repayments, approximately $5.1 million of new capital through the issuance of equity (common stock) and convertible debt. We used the net proceeds from these debt and equity issuances for general working capital and capital expenditures.

Liquidity

As reflected in our accompanying condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $85,886,569, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2018 and 2017, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing of our products and continue the development of our real estate holdings.

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

Consolidated Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Overview

We reported net losses of approximately $1.4 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively.

Revenues

Revenues were approximately $231,000 and $440,000 during the three months ended September 30, 2019 and 2018, respectively, representing a decrease of $209,000 or 48%. Decreases in agricultural revenue of approximately $81,000 and a decrease in revenue of approximately $154,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, were partially offset by increases in real estate lot revenue and hotel sales.

Gross (loss) profit

We generated a gross loss of approximately $86,000 for the three months ended September 30, 2019 as compared to a gross profit of approximately $134,000 for the three months ended September 30, 2018, representing a decrease of $220,000 or 164%. Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $12,000 from approximately $306,000 for the three months ended September 30, 2018 to approximately $318,000 for the three months ended September 30, 2019. The decrease in cost of sales results primarily from the $151,000 cost of grapes sold during the third quarter of 2018 (there were no grape sales during the three months ended September 30, 2019), as well as the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar, was partially offset by an increase in cost of sales of approximately $111,000 related to the write-down of spoiled wine and other obsolete inventory and increases in hotel and restaurant costs during the period.

The decline in gross profit results primarily from the write-down of wine inventory as well as a decline in hotel margins during the period.

Selling and marketing expenses

Selling and marketing expenses were approximately $100,000 and $53,000 for the three months ended September 30, 2019 and 2018, respectively, representing an increase of $47,000 or 89% in 2019, primarily resulting from approximately $10,000 of public relation services and approximately $35,000 of marketing events for GGI.

General and administrative expenses

General and administrative expenses were approximately $1,411,000 and $1,278,000 for the three months ended September 30, 2019 and 2018, respectively, representing an increase of $133,000 or 10%. The increase results primarily from increases in professional fees of approximately $150,000, travel expenses of approximately $27,000, and occupancy expenses of approximately $64,000, which were partially offset by a decrease of approximately $106,000 in stock-based compensation, as well as decreases resulting from the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $39,000 and $44,000 during the three months ended September 30, 2019 and 2018, respectively, representing a decrease of $5,000 or 11%.

Interest expense, net

Interest expense, net, was approximately $29,000 and $93,000 during the three months ended September 30, 2019 and 2018, respectively, representing a decrease of $64,000 or 69%. The decrease results primarily from the decrease in loan balances outstanding during the period and the amortization of debt discount on convertible debt included in interest expense recorded during the three months ended September 30, 2018.

Other income

Other income of approximately $166,000 during the three months ended September 30, 2019 represents insurance proceeds received for fire damage to property and equipment.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Overview

We reported net losses of approximately $4.8 million and $5.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Revenues

Revenues from continuing operations were approximately $940,000 and $2,114,000 during the nine months ended September 30, 2019 and 2018, respectively, representing a decrease of $1,174,000 or 56%. The decrease in revenues results primarily from the decreases in real estate lot revenues of approximately $864,000 and decreases of approximately $472,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar, partially offset by the increases in hotel and agricultural revenues of approximately $233,000.

Gross profit (loss)

We generated a gross loss of approximately $7,000 for the nine months ended September 30, 2019, as compared to a gross profit of approximately $847,000 for the nine months ended September 30, 2018, representing a decrease of $854,000 or 101%, primarily resulting from the decrease in revenues as noted as well as $111,327 of inventory write-offs and the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar of approximately $417,000 during the period.

Selling and marketing expenses

Selling and marketing expenses were approximately $337,000 and $211,000 for the nine months ended September 30, 2019 and 2018, respectively, representing an increase of $126,000 or 60%, primarily resulting from marketing events for our new subsidiary, GGI, offset by the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

General and administrative expenses

General and administrative expenses were approximately $4,340,000 and $5,268,000 for the nine months ended September 30, 2019 and 2018, respectively, representing a decrease of $928,000 or 18%. The decrease results primarily from approximately $307,000 in stock-based compensation and bonuses, approximately $168,000 decrease in travel expenses, and approximately $459,000 decrease resulting from the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Depreciation and amortization expense

Depreciation and amortization expense were approximately $151,000 and $134,000 during the nine months ended September 30, 2019 and 2018, respectively, representing an increase of $17,000, or 13%.

Interest expense, net

Interest expense was approximately $256,000 and $500,000 during the nine months ended September 30, 2019 and 2018, respectively, representing a decrease of $244,000 or 49%. The decrease is primarily related to the amortization of debt discount on convertible debt recorded during the nine months ended September 30, 2018.

Other income

Other income of approximately $166,000 during the nine months ended September 30, 2019 represents insurance proceeds received for fire damage to property and equipment.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	September 30, 2019	December 31, 2018
Cash	$508,372	$58,488
Working Capital (Deficiency)	$(1,225,081)	$(4,188,924)

Based upon our working capital deficiency as of September 30, 2019, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have relied primarily on debt and equity private placement offerings to third party independent, accredited investors to sustain operations. During the nine months ended September 30, 2019, we received proceeds of approximately $786,000 from the issuance of convertible debt and approximately $4,611,000 of proceeds from the sale of common stock.

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

Sources and Uses of Cash for the Nine months ended September 30, 2019 and 2018

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 and 2018 amounted to approximately $5,136,000 and $4,261,000, respectively. During the nine months ended September 30, 2019, the net cash used in operating activities was primarily attributable to the net loss of approximately $4,820,000, adjusted for approximately $706,000 of net non-cash expenses, and approximately $1,024,000 of cash used by changes in the levels of operating assets and liabilities. During the nine months ended September 30, 2018, the net cash used in operating activities was primarily attributable to the net loss of approximately $5,207,000 adjusted for approximately $814,000 of net non-cash expenses, and approximately $133,000 of cash provided by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 amounted to approximately $148,000 and $371,000, respectively. Cash used in investing activities during the nine months ended September 30, 2019 and 2018, respectively, resulted entirely from the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 and 2018 amounted to approximately $5,138,000 and $3,942,000, respectively. For the nine months ended September 30, 2019, the net cash provided by financing activities resulted primarily from approximately $786,000 of proceeds from convertible debt obligations and approximately $4,611,000 of proceeds from common stock offerings, partially offset by convertible debt and loan repayments of approximately $259,000. For the nine months ended September 30, 2018, the net cash provided by financing activities resulted from approximately $2,332,000 of proceeds from convertible debt obligations, approximately $580,000 of proceeds from the issuance of loans payable, and approximately $1,324,000 from cash proceeds from the issuance of common stock, net of issuance costs, partially offset by convertible debt and loan repayments of approximately $165,000 and dividends paid in cash of approximately $129,000.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2019, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our amended Registration Statement as on Form S-1 as filed with the SEC on October 30, 2019.

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

Between July 1, 2019 and August 30, 2019, the Company issued 4,719,025 shares of its common stock to accredited investors for total gross proceeds of $1,651,659, of which 144,882 shares were issued in satisfaction of debt obligations. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in connection with the sales. A Form D was filed with the SEC on April 22, 2019, an amended Form D was filed on May 6, 2019, an amended Form D was filed on May 31, 2019, an amended Form D was filed on July 31, 2019 and another amended Form D was filed on September 25, 2019.

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

As disclosed previously in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, between December 31, 2017 and December 31, 2018, the Company sold convertible promissory notes in the aggregate principal amount of $2,046,730 (together, the “2017 Notes”), as disclosed previously in the Company’s Annual Reports on Forms 10-K for the years ending December 31, 2017 and December 31, 2018. The 2017 Notes matured 90 days from the date of issuance, bear interest at 8% per annum and were convertible into the Company’s common stock at $0.63 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. During 2018, principal and interest of $794,875 and $15,000, respectively, were converted into 1,285,517 shares of common stock at a conversion price of $0.63 per share. During the nine months ended September 30, 2019, the Company repaid principal and interest of $30,000 and $2,151, respectively, and principal and interest of $51,500 and $1,160, respectively, were converted into 83,587 shares of common stock at a conversion price of $0.63 per share. The 2017 Notes are no longer convertible.

As disclosed previously in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, the Company’s subsidiary, Gaucho Group, Inc. (“GGI”) sold convertible promissory notes in the total amount of $2,266,800 to accredited investors (the “GGI Notes”). The maturity date of the notes was March 31, 2019, and at the option of the holder, the principal amount of the note plus accrued interest could be converted into GGI common stock at a 20% discount to the share price in a future offering of common stock by GGI. During the nine months ended September 30, 2019, the Company repaid $65,500 and $3,256, respectively, of principal and interest due, respectively, and the Company issued a certain noteholder 144,882 shares of its common stock in satisfaction for a note in the principal and accrued interest amount of $50,000 and $709, respectively. On April 14, 2019, GGI Notes representing $2,051,300 of principal and $55,308 of interest converted into 5,226,520 shares of GGI common stock. For this issuance of securities, no general solicitation was used and GGI relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the Securities and Exchange Commission (the “SEC”) on September 18, 2018, an amended Form D was filed on November 20, 2018, and amended Form D was filed on December 10, 2018, an amended Form D was filed on January 17, 2019, an amended Form D was filed on February 8, 2019, and another amended Form D was filed on February 21, 2019.

As noted above, the 2017 Notes were due as of March 31, 2019. The Company incurred total interest expense of $72,077 and $293,259 related to this debt during the nine months ended September 30, 2019 and 2018, respectively, of which $0 and $227,414, respectively represented amortization of debt discount. The remaining principal balance owed on the 2017 Notes of $1,170,354 and interest of $143,777 is past due as of September 30, 2019.

Also as noted above, the GGI Notes representing $100,000 of principal and $4,498 of interest as of September 30, 2019 are due and outstanding. The principal balance is no longer convertible, since the notes are past their maturity date.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

As previously reported in our Current Report on Form 8-K as filed with the SEC on July 9, 2019 regarding the results of our annual stockholders’ meeting held on July 8, 2019, the Company convened its 2019 Annual Stockholder Meeting (the “Meeting”) on July 8, 2019 at 2:00 p.m. Eastern Time at the Company’s offices located at 135 Fifth Avenue, 10th Floor, New York, NY, 10010. A quorum was present for the Meeting.

At the Meeting, five proposals were submitted to the stockholders for approval as set forth in the 2019 Proxy Statement as filed with the SEC on May 28, 2019 and as supplemented and filed with the SEC on May 31, 2019 and on June 5, 2019. As of the record date, May 20, 2019, a total of 52,635,433 shares of common stock of the Company were issued and a total of 52,584,900 shares of common stock were outstanding and entitled to vote. In addition, a total of 902,670 shares of Series B convertible preferred stock (“Series B Stock”) were issued and outstanding, and on an as converted basis to common stock, 8,456,072 were entitled to vote. The holders of record of 40,577,735 shares of Common Stock and the holders of record of 2,524,261 Series B Stock of the Company on an as converted basis to Common Stock for purposes of voting were present in person or represented by proxy at said meeting for a total of 43,081,966 votes entitled to vote at the meeting. Such amount represented 71% of the shares entitled to vote at such meeting.

At the Meeting, the stockholders approved all of the following proposals as set forth below:

●	Proposal No. 1 – Election of directors. The stockholders elected all three director nominees presented to the stockholders: Steven A. Moel, Peter J.L. Lawrence, and Scott L. Mathis to serve until their respective successors are elected and qualified. Mr. Julian Beale did not stand for re-election as a member of the Company’s Board of Directors.
●	Proposal No. 2 – The stockholders approved an amendment to the Company’s bylaws to implement a staggered Board structure whereby the Board of Directors shall be divided into three classes, as nearly equal in number as possible, designated: Class I, Class II and Class III. Therefore, Dr. Moel was elected as a Class I director to serve for an initial term expiring at the Company’s 2020 annual meeting of stockholders; Mr. Lawrence was elected as a Class II director to serve for an initial term expiring at the Company’s 2021 annual meeting of stockholders; and Mr. Mathis was elected as a Class III director to serve for an initial term expiring at the Company’s 2022 annual meeting of stockholders.
●	Proposal No. 3 – The stockholders approved a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-twenty-five (1:25), or anywhere between, to be implemented at the discretion of the Board if necessary to effect a listing of the Company’s common stock on the Nasdaq.
●	Proposal No. 4 – The stockholders approved an amendment to the Company’s 2018 Equity Incentive Plan to increase the number of shares available for awards under the plan.
●	Proposal No. 5 – The stockholders ratified and approved Marcum, LLP as the Company’s independent registered accounting firm for the year ended December 31, 2019.

On June 26, 2019, the Company confidentially filed a Registration Statement on Form S-1 for the sale and issuance of new shares of common stock. On August 30, 2019, the Company publicly filed the Form S-1, filed an amended Form S-1 on September 30, 2019 and filed an amended Form S-1 on October 30, 2019.

As disclosed previously in the Company’s Registration Statement on Form S-1, on July 8, 2019, the stockholders approved an increase in the number of shares available for awards under the 2018 Equity Incentive Plan (the “2018 Plan”) to 4,139,800, plus an increase every January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. Subsequently on July 8, 2019, the Board of Directors approved an increase in the number of shares available for awards under the 2018 Plan to 5,946,933, plus an increase every January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. As of September 30, 2019, there were no shares of common stock that remain reserved for issuance in connection with awards under the 2018 Plan.

As detailed in our Registration Statement on Form S-1 as filed with the SEC on October 30, 2019, we entered on September 28, 2015 into an employment agreement with Scott Mathis, our CEO (the “Employment Agreement”). The independent members of the Board of Directors of the Company (with Mr. Mathis abstaining) extended the employment agreement to expire on December 31, 2019. All other terms of the Employment Agreement remain the same.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013 (1)
3.2	Amended and Restated Bylaws (1)
3.3	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 (2)
4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013 (1)
4.2	Amendment No. 1 to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated February 28, 2017 (3)
4.3	Certificate of Designation of Series B Convertible Preferred Stock, dated February 28, 2017 (3)
4.4	2018 Equity Incentive Plan (4)
4.5	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 (2)
4.6	Amendment to the Company’s 2018 Equity Incentive Plan effective July 8, 2019 as approved by the Board of Directors (5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certification of Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2017.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on August 30, 2019.
*	Filed herewith.
**	Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2019	GAUCHO GROUP HOLDINGS, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

