Form 10-K
period 2019-12-31
Gaucho Group Holdings, Inc.
filed 2020-03-30
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-55209

Gaucho Group Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2158952
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

135 Fifth Avenue, Floor 10, New York, NY	10010
(Address of Principal Executive Offices)	(Zip Code)

(212) 739-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: N/A

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.237) was $11,951,756. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 30, 2020, there were 60,271,082 shares of the registrant’s common stock outstanding.

INDEX

Forward Looking Statements

PART I

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2019 contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). To the extent that any statements made in this Annual Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements may be identified by the use of words such as expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words or phrases of similar meaning. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements are subject to a number of risks and uncertainties discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. All forward-looking statements attributable to us are expressly qualified by these and other factors. We cannot assure you that actual results will be consistent with these forward-looking statements.

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

ITEM 1. BUSINESS

Company Overview

Gaucho Group Holdings, Inc. (the “Company”) was incorporated on April 5, 1999, Effective October 1, 2018, the Company changed its name from Algodon Wines & Luxury Development, Inc. to Algodon Group, Inc., and effective March 11, 2019, the Company changed its name from Algodon Group, Inc. to Gaucho Group Holdings, Inc. (“GGH”). Through its wholly-owned subsidiaries, GGH invests in, develops and operates real estate projects in Argentina. GGH operates a hotel, golf and tennis resort, vineyard and producing winery in addition to developing residential lots located near the resort. In 2016, GGH formed a new subsidiary, Gaucho Group, Inc. and in 2018, established an e-commerce platform for the manufacture and sale of high-end fashion and accessories. The activities in Argentina are conducted through its operating entities: InvestProperty Group, LLC, Algodon Global Properties, LLC, The Algodon – Recoleta S.R.L, Algodon Properties II S.R.L., and Algodon Wine Estates S.R.L. Algodon distributes its wines in Europe through its United Kingdom entity, Algodon Europe, LTD. Most recently, the Company formed a wholly-owned subsidiary, Bacchus Collection, Inc. on March 20, 2020, which is not yet operational.

GGH’s mission is to increase our scalability, diversify the Company’s assets, and minimize our political risk. We believe our goal of becoming the LVMH of South America (Moët Hennessy Louis Vuitton) can help us to achieve that. While we continue making excellent wine, upgrading our rooms at the Algodon Mansion, and completing the infrastructure at the vineyard, our growth area is in e-commerce through Gaucho – Buenos Aires™ because of the potential for immediate revenues and growth/scale on a global basis. The Gaucho brand also diversifies our business outside of Argentina and helps insulate us from political risk. Together with our wines, these aspects of our business have the potential to insulate us from both the economic and political fluctuations in Argentina. However we also refer to our Risk Factors on page 20 regarding the lack of revenues of the Gaucho—Buenos Aires™ brand and its ability to generate revenue in the future.

The below table provides an overview of GGH’s operating entities.

Entity Name	Abbreviation	Jurisdiction & Date of Formation	Ownership	Business
Gaucho Group, Inc.	GGI	Delaware, September 12, 2016	79% by GGH	Manufacture and sales and e-commerce platform

InvestProperty Group, LLC (“InvestProperty Group”)	IPG	Delaware, October 27, 2005	100% by GGH	Real estate acquisition and management in Argentina

Algodon Global Properties, LLC	AGP	Delaware, March 17, 2008	100% by GGH	Holding company

The Algodon - Recoleta S.R.L.	TAR	Argentina, September 29, 2006	100% by GGH through IPG, AGP and APII	Hotel owner and operating entity in Buenos Aires

Algodon Europe, Ltd	AEU	United Kingdom, September 23, 2009	100% by GGH through IPG	Algodon Wines distribution company

Algodon Properties II S.R.L.	APII	Argentina, March 13, 2008	100% by GGH through IPG and AGP	Holding company in Argentina

Algodon Wine Estates S.R.L.	AWE	Argentina, July 16, 1998	100% by GGH through IPG, AGP, APII and TAR	Resort complex including real estate development and wine making in Argentina; owns vineyard, hotel, restaurant, golf and tennis resort in San Rafael, Mendoza, Argentina

Bacchus Collection, Inc.	BCI	Delaware, March 20, 2020	100% by GGH	Home luxury goods retailer (not yet operational)

Gaucho - Buenos Aires™

Gaucho – Buenos Aires™ is a new luxury fashion and accessories brand that is the result of more than a decade’s investment in Argentina’s heart and soul, featuring luxury products that merge the traditional Gaucho style with a modern twist, infused with uniqueness and modern Buenos Aires glamour. With Gaucho – Buenos Aires, GGH adds a high-end fashion and accessories e-commerce sector to its collection of luxury assets. Our e-commerce platform is able to process and fulfill orders in the United States and internationally, and we believe this asset has the potential to achieve significant scale and add value to our company. Gaucho – Buenos Aires connects buyers with some of Argentina’s best creative talents that harness the country’s unique heritage and artisanship of products such as woven fabrics, leather goods and precious metal jewelry.

With Argentina’s recent re-engagement with importing and exporting, it is beginning to regain its status as a global cultural enclave. Once dubbed the “Paris of South America” for its exquisite Belle Époque style and entering what we believe will be a new golden age. Evolving politics and tastes suggest the time is now for Buenos Aires to once again align itself with Milan, New York, Paris and London as a global fashion capital – and for Gaucho – Buenos Aires to become its ambassador. We believe there may be a sizeable appetite in the USA and beyond for its luxury products, such as fine leather goods, accessories and apparel, that deliver and reflect a unique and unmistakable Argentine point of view.

Seen in the intricate stitching of handmade leather, or the exquisite workmanship of an embossed belt buckle, “Gaucho” style is a world-renowned symbol of Argentine craftsmanship. Though rooted in the traditions of Argentine culture, Gaucho – Buenos Aires intends to become a brand in which Argentine luxury finds its contemporary expression: merging the traditional Gaucho style with a modern twist, infused with uniqueness and modern Buenos Aires glamour.

Gaucho – Buenos Aires reflects the very spirit of Argentina – its grand history and its revival as a global center of luxury. Our goal is to reintroduce the world to the grandeurs of the city’s elegant past, intertwined with an altogether deeper cultural connection: the strength, honor and integrity of the Gaucho.

On September 12, 2019, during New York Fashion Week, Gaucho – Buenos Aires had its U.S. debut and press launch. Prior to this marketing push, our sales and creative teams have enabled pre-sale access to the website to purchase goods and enact a marketing plan that we hope will raise global awareness of our brand.

Our Products

The inaugural Capsule Collection of Gaucho – Buenos Aires™ includes ready-to-wear, and what Argentina is well known for: leather goods and accessories, all defining the style, quality, and uniqueness of Argentina. The Capsule Collection is comprised of 22 looks, 12 women’s and 10 men’s, with design inspired by the contrast between the cosmopolitan, eclectic Buenos Aires vibe and the rural Argentine landscape.

The Capsule Collection launched in Q4 2018, and was soon followed by the debut of its Fall/Winter Collection which was showcased to fashion industry media at Argentine fashion week’s Designers Buenos Aires on March 18, 2019. As one of Buenos Aires’ most exclusive fashion events, Designers Buenos Aires showcases Argentina’s finest talents, attracting international press, as well as high profile fashionistas and the royalty of the Argentine fashion and television world.

Gaucho – Buenos Aires’s fully optimized e-commerce platform (www.gauchobuenosaires.com) offers a direct to consumer commercial line of designer clothing, with an emphasis on leather goods and accessories, including leather handbags, silk scarves, leather jackets, sportswear, branded t-shirts and hand-knit ponchos. The brand celebrated its U.S. debut in September 2019 at New York Fashion Week with its Spring/Summer 2020 Collection, DÉJÀ-VU N ° 3. In the coming months, we also anticipate a strategic roll-out introducing other new products such as Gaucho branded wines, fragrances, a Gaucho Kids clothing line, home goods (Gaucho Casa), and Gaucho Residences as the natural evolution of the brand’s growth.

Blending the quality of a bygone era with a sophisticated, modern, global outlook, the brand’s beautifully handcrafted clothing and accessories herald the birth of what we hope will become Argentina’s finest designer label.

Fragrances: Homme (Men), Femme (Women), Vamos Sport (Unisex)

The fragrance collection of Gaucho – Buenos Aires™ has been created by Firmenich, the world’s largest privately-owned company in the fragrance and flavor business. Founded in Geneva, Switzerland in 1895, it has created many of the world’s best-known perfumes that consumers the world over enjoy each day, including Giorgio Armani, Hugo Boss, Ralph Lauren, Lolita Lempicka, Kenzo, and Dolce & Gabbana. Its passion for smell and taste is at the heart of its success. It is renowned for its world-class research and creativity, as well as its thought leadership in sustainability and exceptional understanding of consumer trends. Each year, it invests 10% of its revenues in research and innovation, reflecting its continuous desire to understand, develop and distill the best that nature has to offer.

Gaucho – Buenos Aires has three fragrances ready for packaging, including a men’s fragrance Homme, a women’s fragrance Femme, and a unisex fragrance Vamos Sport.

Sales and Marketing Strategy / Competitive Edge

During the economic crisis in Argentina, iconic international fashion chains left the country. As scarcity is the mother of invention, this gave rise to local brands that made up for that absence. Despite the fact that Argentina’s fashion scene is today thriving, the country lacks any international mainstream exposure. Argentina’s continuing challenges with inflation and unemployment have made it difficult for local labels to break into the global fashion landscape, and today there is not a single Argentine fashion brand that is a household name. We believe Gaucho – Buenos Aires has the ability to fill that void. Our intention is to become the leading fashion and leather accessories brand out of South America.

We have assembled a talented team who speak in the unique voice most representative of Argentina’s local fashion scene, and we believe we have the opportunity, the aptitude and the vision not only to successfully introduce this voice to the world’s fashion scene, but to become a major player in that landscape.

Our U.S.-based e-commerce website has been designed to deliver Argentine luxury goods to the U.S. marketplace and elsewhere around the globe. We believe the potential for scale here is particularly significant as Argentina is now making noteworthy re-entry to international trade. Currently, one of the few ways to buy Argentina goods is to travel there and buy local. We want to change that, and in a favorable economic and political climate, we seek to be in the forefront of opening Argentina’s luxury market to the millions of potential customers around the globe interested in luxury items from Argentina.

Our target market is upper and upper-middle class female and male millennials in urban areas of the United States and Europe. Millennials have the potential to become the largest spending generation in history, and with the popularity of midrange to high end fashion brands such as Gucci, Armani, Lululemon, and many others, we believe our millennial target market appreciates high quality clothing and accessories, and is willing to spend above the average market price for such quality items in the “affordable luxury” category.

Business Advisors

Monica Phromsavanh, Director of Business Development. Monica’s role at Gaucho – Buenos Aires is to define our brand vision, goals and strategy, and assist in creating an operational playbook by which to launch and grow our brand. She is integral to getting the Gaucho brand off the ground. We entered into a consulting contract with Monica on an independent contractor basis in April 2019 and she was paid $10,000 per month. The contract continues on a month-to-month basis and Monica is now paid $5,000 per month. On August 5, 2019 she was also granted an option under GGI’s 2018 Equity Incentive Plan to purchase 100,000 shares of common stock of GGI at a strike price of $0.55 per share, with 25,000 shares vesting on August 5, 2020 and 6,250 shares vesting each quarter thereafter. The option expires on August 5, 2024.

Monica is the Founder and CEO of ModaBox, and a passionate serial entrepreneur known for creating business solutions in the industry she knows best: fashion. She is an innovative brand builder with multi-faceted expertise in retail, marketing, strategy, business development, and consumer behavior. Prior to launching ModaBox, Monica served as Founder and Creative Director of women’s apparel and accessories retailer ModaListas. During this time, she worked alongside talented fashion industry professionals while growing a 100 sq. ft. shop nestled in New York’s iconic Limelight Shops into a 4000 sq. ft. modern woman’s shopping haven. In her four years at the Limelight, she also served as Managing Director and Head Buyer for men’s clothing and apparel retailer W Shops. Prior to ModaListas, she spent three years at luxury fashion house Burberry as a Men’s RTW Specialist and worked in general management at Limited Brands’ Express stores. Monica has a total of 17 years’ experience in retail and business management.

Juliano de Rossi, Creative Solutions Consultant. Juliano serves as a consultant providing valuable guidance to the Gaucho Group team, having significant experience in the high-end fashion world. We entered into a consulting contract with Juliano on an independent contractor basis in July 2017 for project-based work. The amount paid to Juliano is not considered material because of the project-by-project basis. He currently serves as Creative Solutions Consultant to the Net-a-Porter Group. De Rossi has 15 years’ experience in marketing and advertising for global brands and luxury retailers. He has resided in London for the past five years, working in marketing, content production and brand partnership campaigns for MatchesFashion.com and at the YOOX Net-a-Porter Group where he was responsible for leading the in-house creative solutions (design and production teams) managing multiple content productions served across all YOOX Net-a-Porter Group digital platforms, print publications and social channels. At MR PORTER, NET-A-PORTER, PORTER MAGAZINE and MATCHESFASHION.COM, he oversaw the production of top-rate campaigns, driving the content vision for the management of branded content productions including fashion shoots and video series productions for brands such as BMW, Johnnie Walker Blue Label, American Express, Piaget, Cartier, IWC, Marc Jacobs, Burberry Prorsum, Fendi, Lanvin, Crème De La Mer, Chloe, Stella McCartney, Michael Kors, and Helmut Lang.

Neels Visser, Brand Ambassador and Social Media Marketing Advisor. Neels is an American social media star and influencer, model, DJ, actor, and businessman. He began his career at a young age modeling for high-end brands such as American Eagle, Dolce & Gabbana, Vanity Teen magazine and Maybelline. Neels currently consults for a number of young fashion brands, and has amassed a following of over 4 million across his social media platforms. Vogue magazine recently named him as one of five social media stars that can “give Kendall (Jenner) and Gigi (Hadid) a run for their money.” We anticipate that Neels’ broad network of social influencers and micro influencers can lay the groundwork for potential partnerships and brand affiliates/ambassadors for the Gaucho – Buenos Aires brand in the U.S. market. We entered into a written consulting contract with Neels on an independent contractor basis in October 2018 and pay him $2,500 per month.

Social Media Strategy

Our digital marketing efforts will include ongoing search engine optimization (SEO) campaigns and initiatives to increase website conversions and brand awareness, social media marketing via Instagram, Facebook and Pinterest using micro and macro/celebrity influencers, and public relations firms specializing in the international fashion scene. Social media star, and Gaucho – Buenos Aires™ advisor, Neels Visser, also has a broad network of social influencers and micro influencers that can lay the groundwork for potential partnerships and brand affiliates/ambassadors.

Our public relations teams, led by notable Buenos Aires firms Grupo MASS and Marisa Koifman, are diligently working to generate an early buzz about our brand, our designers, and our e-commerce platform. Social media star, and Gaucho – Buenos Aires advisor, Neels Visser, is also contacting his broad network of social influencers and micro influencers to lay the groundwork for potential partnerships and brand affiliates/ambassadors.

Gaucho – Buenos Aires will primarily be an e-commerce store targeting U.S. customers. However we do plan on pursuing reselling retail venues both online and brick and mortar. For example, in the wake of our press launch, we received unsolicited inquiries from several high-end boutiques in Brazil interested in carrying the Gaucho line. There are of course numerous avenues for us to explore involving brick and mortar opportunities alone, via agencies or direct solicitation.

Online reselling avenues we expect to pursue include Net-a-Porter, MatchesFashion and at least six other high-end, reputable venues with whom we already have an established foot in the door via our networking channels.

We anticipate our marketing strategy will include popup shops in cities such as Austin, Dallas, Houston, Miami, Los Angeles, New York City and Aspen. With popup shops, we can for example, work with local PR companies to get the word out, as these opportunities are typically promoted via direct mail, PR and digital marketing efforts, as well as word of mouth and strategic geographic positioning.

Our online marketing efforts will also include SEO initiatives, social media marketing via Instagram, Facebook and Pinterest, and retargeting ads.

After our U.S. debut, we also anticipate presenting at fashion shows in 2020 in New York City, London, Paris, Milan and several other targeted cities. Gaucho – Buenos Aires presents an opportunity for global press to talk about Argentina finding its foothold once again on the global fashion scene, spotlighting our designers, our designs, and our concentration on leather goods. As there are few brands launching out of Argentina, and certainly fewer with global intentions, the press reaction to Gaucho – Buenos Aires has been extremely positive and encouraging.

Press

In early 2019 Gaucho – Buenos Aires has garnered the front cover pages of Marie Claire Argentina and Vogue Italia, one of the most iconic fashion magazines on the globe, who states that Gaucho – Buenos Aires is currently “among the most interesting brands on the Argentinian scene.” Our recent press clippings since our Argentina debut in October 2018 include appearances in some of the most widely read fashion magazines in Latin American fashion, including Forbes Argentina, Revista L’Officiel, Revista Luz, Numeral, Polo Mundial, and others.

Gaucho – Buenos Aires Trademarks

We filed a U.S. Trademark Application (Serial No. 87743647) for the GAUCHO – BUENOS AIRES in January 2018, and in February 2019, the U.S. Patent and Trademark Office issued a Notice of Allowance for this mark. This application covers goods and services such as apparel, leather accessories and other products, jewelry, cosmetic fragrances and home goods.

The Company intends to promote Gaucho – Buenos Aires™ so that its name and logo collectively become a recognizable trademark with international appeal. We anticipate seeking trademark protection for other marks as we develop our business and product lines.

Within six months of the Notice of Allowance date, or August 12, 2019, we were required to file a satisfactory Statement of Use if use has occurred, or file for an extension of time. The mark was then in use with some of the goods, but not others. As a result, on August 6, 2019, we filed to divide the application for the goods that were in use for which a Statement of Use was filed, and filed an Extension Request in the existing application for the remaining goods. Following are the filing the details of the now two applications:

Application Serial No. 87981741

Application Date: January 4, 2018

Classes: 18, 25 and 33

Goods:

Class 18 - Handbags; purses; clutch wallets and handbags; wallets; belt bags; necessaire, namely, cosmetic bags sold empty; travel bags,

Class 25 - T-shirts; tops; shirts; sweaters; hoodies; ponchos; pants; bottoms; shorts; skirts; dresses; jackets; coats; scarves; pocket squares; ties; belts; hosiery; underwear; gloves; footwear; shoes; headwear; hats; caps being headwear

Class 33 – Wines

Following filing of the Statement of Use, an objection was raised to the specimens that were submitted in Classes 9 and 33. Class 9 was deleted from the application, but a new specimen for wine was accepted. The application has been approved for registration and a certificate will issue in the next 4-6 weeks.

Application Serial No. 87743647

Application Date: January 4, 2018

Classes: 3, 14, 21 and 24

Goods:

Class 3 – Fragrances; perfumes

Class 14 - Jewelry; watches; necklaces; bracelets; earrings; keychains; lapel pins; rings for scarves being jewelry

Class 21 - Beverageware; cups; coffee services in the nature of tableware; tea services in the nature of tableware; dishware; plates; bowls; saucers; napkin rings; serving forks; serving spoons; serving platters; serving trays; servingware for serving food and drinks; sugar bowls; salt and pepper shakers; vases

Class 24 - Bed and table linen; bed blankets; bed sheets; pillowcases; comforters; duvets; bath linen

A second extension of time was filed on February 7, 2020. The current deadline for filing the statement of use is August 12, 2020, though up to three more 6-month extensions of time can be obtained, with the final deadline for filing the Statement of Use being February 12, 2022.

In August 2019, the Company received a notice from Markaria S.A. regarding the use of Gaucho—Buenos Aires in Argentina alleging that such mark may infringe with Markaria’s work clothing brand Gaucho. Markaria has not filed any legal action against the Company at this time. The Company continues to work with its Argentine legal counsel to negotiate, distinguish and defend its use of Gaucho—Buenos Aires in Argentina. The use of the mark in the United States has not been affected, which is the targeted market for the Company.

Bacchus Collection Trademark

We filed a U.S. Trademark Application (Serial No. 87550756) for the BACCHUS COLLECTION in August 2017, and in April of 2018, the U.S. Patent and Trademark Office issued a Notice of Allowance for the mark. A statement of use was filed in October of 2019, and a certificate of registration issued December 17, 2019. This registration covers flatware, jewelry, home goods and home linens.

Registration No. 5938517

Registration Date: December 17, 2019

Application Serial No. 87550756

Application Date: August 1, 2017

Classes: 8, 14, 21 and 24

Goods:

Class 8 – Flatware, namely, forks, knives and spoons; silverware, namely, forks, knives and spoons that are made of silver or silver-plated; champagne sabres

Class 14 - Jewelry; watches

Class 21 - Beverageware; cups; coffee services in the nature of tableware; tea services in the nature of tableware; dishware; plates; bowls; saucers; napkin rings; serving forks; serving spoons; serving platters; serving trays; servingware for serving food and drinks; sugar bowls; salt and pepper shakers; vases

Class 24 - Bed and table linen; bed blankets; bed sheets; pillowcases; comforters; duvets; bath linen

Argentina Activities

GGH, through its wholly-owned subsidiary and holding company, InvestProperty Group (“IPG”), identifies and develops specific investments in the boutique hotel, hospitality and luxury property markets and in other lifestyle businesses such as wine production and distribution, golf, tennis and real estate development. GGH also operates hotel, hospitality and related properties and is actively seeking to expand its real estate investment portfolio by acquiring additional properties and businesses in Argentina, or by entering into strategic joint ventures. Using GGH’s icon wines as its ambassador, GGH’s mission is to develop a group of real estate projects under its ALGODON® brand with the goal of developing synergies among its luxury properties

In 2016, GGH formed a subsidiary, Gaucho Group, Inc. (“GGI”), and in 2019, the entity began developing a platform and infrastructure to manufacture, distribute and sell high end products created in the United States and Argentina under the brand name Gaucho – Buenos Aires™. See Gaucho – Buenos Aires™ on page 4 above.

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

We are currently increasing our activity, occupancy and presence in the market by using direct marketing actions (Facebook and Google Ads, Trip Advisor, Online Travel Agencies, internet presence), and expanding our net of travel agencies and operators, introducing effective changes in our direct sales capacity (new sales-oriented webpages, joint ventures with other hotel organizations, training of our reservations employees, implementing new reservation software). We have also reached out to travel industry media operators to develop new strategic relationships and we are implementing a new commercial management operation for a more aggressive approach with a sales-oriented objective. GGH has built a team of industry professionals to assist in implementing its vision toward repositioning real estate assets. See “Directors, Executive Officers and Corporate Governance” on page 65.

Plan of Operations

GGH continues to implement its growth and development strategy that includes a luxury boutique hotel, a resort estate, vineyard and winery, the sale of high-end fashion, leather goods and accessories, and a large land development project including residential houses within the vineyard. See “Algodon Wine Estates” below.

Long Term Growth Strategy

Our desire is to follow in the footsteps of global leading luxury brands such as Chanel from Paris, Burberry from London, Tom Ford from New York, and Gucci from Milan, and to establish Gaucho as “the Spirit of Argentina” representing Buenos Aires. In doing so, our mission is also to work with the intention of building a multi-billion dollar brand. We believe that through our e-commerce website, we have the potential to achieve significant scale, and add value to our company.

Roll-up Strategy

Upon a successful listing on Nasdaq, we believe we will be positioned to utilize the Company’s stock as “currency” in a sort of “roll-up strategy” to acquire other companies that fall squarely within or complement the Company’s existing and planned lines of business. For example, we might seek to acquire businesses that offer high-end fashion and accessories, or other luxury products and/or experiential hospitality experiences, the quality of which is consistent with the GGH brand. We seek to become the LVMH (“Louis Vuitton Moet Hennessy”) of South America, with the goal of becoming its most well-known luxury brand.

The Company hopes to continue to self-finance future acquisition and development projects because in countries like Argentina, having cash available to purchase land and other assets provides an advantage to buyers. Bank financing in such countries is often difficult or impossible to obtain. To be able to grow our business and expand into new projects, the Company would first want to deploy excess cash generated by operations, but significant amounts of excess cash flow is not anticipated for at least a number of years. Another option would be obtaining new investment funds from investors, including public offerings, and/or borrowing from institutional lenders. GGH may also be able to acquire property for stock instead of cash.

Cobranding and Strategic Alliances

One of GGH’s goals includes positioning its brand ALGODON® as one of luxury. In the past we have formed strategic alliances with well-established luxury brands that have strong followings to create awareness of the GGH brand and help build customer loyalty. Since its inception, GGH has been associated or co-branded with several world-class luxury brands including Relais & Châteaux, Veuve Clicquot Champagne (owned by Louis Vuitton Moët Hennessy), Nespresso, Porsche, Chanel, Hermès, Carolina Herrera, Stendhal Paris, Davidoff Cigars, and L’Occitane, Art Basel, Andrew Harper Travel, and Designers Buenos – Aires.

Catalysts for Growth

Gaucho Casa Residences

As Gaucho – Buenos Aires™ continues to expand its recognition on a domestic and international basis, another area that we can potentially create value and scale is by licensing our brand to commercial, and residential real estate developments. Current examples of such co-branded developments include: Aston Martin Residences in Miami, Bulgari Resort and Residences Dubai, Fendi Chateau Residences in Bal Harbour, Residences by Armani Casa in Miami, Mercedes House in New York, as well Porsche Design Tower in Sunny Isles Beach.

These fashion houses and automobile manufactures license their brand’s unique styles and unmistakable names to real estate developers, in an effort to create business opportunity. The mutually beneficial model could be a medium through which Gaucho – Buenos Aires™ makes its imprint on the global market. By using our distinct style – employing fine leathers, metals, and natural stones – in the design and construction of such a project, Gaucho – Buenos Aires could add intrinsic value to the parties involved. This creates potential for licensing fees, as well a portion of proceeds from property sales.

Gaucho Home Collection

In recent years there has been a rise of boutique hotel home goods collections such as by Marriott, who led the way with its debut of Autograph Collection. Others that have followed include Curio by Hilton (Starwood’s Tribute Portfolio), and The Unbound Collection (part of the Hyatt Hotels group). We envision the possibility of Gaucho – Buenos Aires utilizing Algodon Mansion as a launch point for a collection of hotel bedding, pillows, linens and robes. Likewise, Argentina’s “La Belle Époque” could serve as a reliable source of inspiration for a multitude of luxury consumer goods, including home soft-furnishings. Argentina’s rich Polo heritage might also serve as a reliable foundation for a collection of high-end, contemporary leather home furnishings for anything from armchairs and sofas to lamps and photo frames.

Gaucho – Kids Collection

We envision the possibility of a designer baby and kids’ clothes collection at Gaucho – Buenos Aires, so that parents who love our brand can treat their children to a luxury line of fun, Gaucho-inspired clothing for kids. We envision building this line around the idea of creating comfy, well-made garments that allow kids to be creative in the way they dress. Gaucho Kids may include, for example, branded onesies and toddler t-shirts, whimsical prints that foster imagination and individuality, and other unique printed separates for kids who don’t mind standing out in a crowd.

Gaucho – Buenos Aires Boutique at Algodon Mansion

Due to economic constraints, the Company canceled its plans to open a boutique in the ground floor lobby of Algodon Mansion.

Popup Shops

Popup shops are a popular trend that can be a low cost means of creating a temporary store front focusing on spreading brand awareness, communicating brand values, collecting customer data, and providing personalized experiences. This can also provide a way for Gaucho – Buenos Aires build a relationship with customers in person, while driving conversion on more cost-effective digital channels. We envision popup shops in U.S. cities such as Aspen, Austin, Dallas and Houston, Miami, Los Angeles, New York City, Berlin and Barcelona. With popup shops, we can for example work with local PR companies to get the word out, as these opportunities are typically promoted via direct mail, PR and digital marketing efforts, as well as word of mouth and strategic geographic positioning. We also anticipate a summer high season popup location in Punta Del Este, Uruguay, which is a popular vacation spot for wealthy Argentines and other Latin Americans.

Currency Devaluation

A currency devaluation certainly helps Argentina tourism, enticing foreign holidaymakers seeking to make their vacation money stretch further. Vacationers looking for the most representative souvenirs of Argentina and its culture may well know the country is best known for its leather. With hundreds of domestic tanneries, Argentina’s has high quality production of cow, sheep and goat leather goods such as jackets, shoes and handbags.

A devalued peso may also aid Argentina’s wine exporters by improving market competitiveness and leading to better revenues. Additionally, non-leveraged real estate can be a hedge against inflation, and we believe that over time the land values may perform well.

While our contracts and vendors are largely payable in pesos, which is favorable to us given the current exchange rate of the peso against the U.S. dollar, the downside is that the Argentine market is somewhat closed off for our Gaucho brand goods and our wines. Even though we produce some Gaucho goods in Argentina and we are able to realize a higher margin by selling outside of Argentina, we also do have some goods produced in the U.S. at a higher cost and our margins are therefore much lower.

Further, our real estate and hotel operations are stated in U.S. dollars which can be seen as less desirable than stating in pesos and could have a negative effect on demand for those parts of our business.

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

Description of Specific Investment Projects

GGH has invested in two ALGODON® brand properties located in Argentina. The first property is Algodon Mansion, a Buenos Aires-based luxury boutique hotel that opened in 2010 and is held in IPG’s subsidiary, The Algodon – Recoleta S.R.L. (“TAR”). The second property, held by Algodon Wine Estates S.R.L., is a Mendoza-based winery and golf resort called Algodon Wine Estates consisting of 4,138 acres, which was subdivided for residential development, and expanded by acquiring adjoining wine producing properties.

Algodon Mansion

The Company, through TAR, has renovated a hotel in the Recoleta section of Buenos Aires called Algodon Mansion, a stately six-story mansion (including roof-top facilities and basement) located at 1647 Montevideo Street, a tree-lined street in Recoleta, one of the most desirable neighborhoods in Buenos Aires. The property is approximately 20,000 square feet and is a ten-suite premium-luxury hotel with a lounge/living room area, a patio area featuring a glass ceiling and fireplace, and a private wine tasting room. The property also includes a rooftop that houses a luxury spa and terrace pool. Each guest room is an ultra-luxury two-to-three room suite, each approximately 510-1,200 square feet. Recoleta is Buenos Aires’ embassy and luxury hotel district and has fashionable boutiques, high-end restaurants, cafés, art galleries, and opulent belle époque architecture.

Below is a table showing occupancy data, average daily rate and revenue per available room (RevPAR) for Algodon Mansion:

	TAR - Buenos Aires
	USD				ARS
	For the years ended				For the years ended
	December 31, 2018	December 31, 2019	Δ amount	Δ %	December 31, 2018	December 31, 2019	Δ amount	Δ %
Occupancy level	60%	54%	-6%	-10%	60%	54%	-6%	-10%
Average daily Rate (ADR)	365	337	-28	-8%	10,757	16,324	5,567	52%
RevPAR	219	182	-37	-17%	6,454	8,815	2,361	37%

Occupancy level:	It is a Hotel KPI calculation that shows the percentage of available rooms or beds being sold for a certain period of time.

It is important for hotels to keep track of this data on a daily basis to identify the average daily rate, forecast and apply revenue management.

This ratio decreased by 6 percentage points which is explained by the fire in the spa area in May 2019.

Average daily Rate (ADR):	This is a metric widely used in the hospitality industry to indicate the average realized room rental per day.

This is calculated by taking the average revenue earned from rooms and dividing it by the number of rooms sold. It excludes complimentary rooms and rooms occupied by staff.

RevPAR:	Revenue per available room (RevPAR) is a performance metric used in the hotel industry. It is calculated by multiplying a hotel’s average daily room rate (ADR) by its occupancy rate.

2019 RevPAR in USD has decreased in comparison with previous year from USD 219 to USD 182. However, the same ratio in ARS has increased by 37%.

Past guests of Algodon Mansion include President Maurico Macri of Argentina, Roger Federer, Bobby Flay, Jim Courier, Andre Agassi, Pete Sampras, Mardy Fish, Salvatore Ferragamo, and Maguy Maccario Doyle, the Principality of Monaco’s Ambassador to the United States. Algodon Mansion was featured in an article by Huffington Post in January 2018, which praised the luxurious accommodations, impressive suites, and fine amenities of the hotel. In 2016, the Algodon Mansion hotel received an international award of excellence from TripExpert and was awarded 8th place in the ‘Top 20 International Hideaway’ category for Andrew Harper’s 2016 Readers’ Choice Awards.

In both 2019 and 2018, Algodon Mansion was inducted to TripAdvisor’s Hall of Fame, a distinction given to recognize hotels that have won its Certificate of Excellence award for five consecutive years. Algodon Mansion won the Certificate of Excellence award for the years 2014 through 2019. The Certificate of Excellence award celebrates businesses that have continually delivered a quality customer experience, taking into account the quality, quantity and recency of reviews submitted by travelers on TripAdvisor over a 12-month period. To qualify, a business must maintain an overall TripAdvisor bubble rating of at least four out of five, have a minimum number of reviews and must have been listed on TripAdvisor for at least 12 months.

Algodon Wine Estates

Algodon Wine Estates S.R.L. (“AWE”) is 4,138-acre area located in the Cuadro Benegas district of San Rafael, Mendoza, now known as Algodon Wine Estates. The resort property is part of the Mendoza wine region nestled in the foothills of the Andes mountain range. This property includes a winery (whose vines date back to the mid-1940’s), a 9-hole golf course, tennis, restaurant and hotel. The estate is situated on Mendoza’s Ruta del Vino (Wine Trail). The 4,138-acre property has an impressive lineage, both in terms of wine production and golf, and features structures on the property that date back to 1921.

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

Below is a table showing occupancy data, average daily rate and revenue per available room (RevPAR) for Algodon Wine Estates:

	AWE - San Rafael
	USD				ARS
	For the years ended				For the years ended
	December 31, 2018	December 31, 2019	Δ amount	Δ %	December 31, 2018	December 31, 2019	Δ amount	Δ%
Occupancy level	22%	20%	-2%	-9%	22%	20%	-2%	-9%
Average daily Rate (ADR)	238	219	-19	-8%	6,401	10,318	3,917	61%
RevPAR	52	44	-8	-15%	1,408	2,064	656	47%

Occupancy level:	It is a Hotel KPI calculation that shows the percentage of available rooms or beds being sold for a certain period of time.

It is important for hotels to keep track of this data on a daily basis to identify the average daily rate, forecast and apply revenue management.

This ratio only decreased by 2 percentage points. The effect of the fire in the spa area over the bookings was approximately 7 percentage points.

Average daily Rate (ADR):	This is a metric widely used in the hospitality industry to indicate the average realized room rental per day.

This is calculated by taking the average revenue earned from rooms and dividing it by the number of rooms sold. It excludes complimentary rooms and rooms occupied by staff.

RevPAR:	Revenue per available room (RevPAR) is a performance metric used in the hotel industry. It is calculated by multiplying a hotel’s average daily room rate (ADR) by its occupancy rate.

2019 RevPAR in USD has decreased in comparison with previous year from USD 52 to USD 44. However, the same ratio in ARS has increased by 47%.

Algodon Wine Estates completed the expansion of its nine-hole golf course to 18 holes during 2013, including irrigation canals and ponds. Adjacent to the course is a clubhouse, pro shop, driving range, and award-winning restaurant and the Tennis Center.

In both 2019 and 2018, Algodon Wine Estates was inducted to TripAdvisor’s Hall of Fame, a distinction given to recognize hotels that have won its Certificate of Excellence award for five consecutive years. Algodon Wine Estates won the Certificate of Excellence award for the years 2014 through 2019. The Certificate of Excellence award celebrates businesses that have continually delivered a quality customer experience, taking into account the quality, quantity and recency of reviews submitted by travelers on TripAdvisor over a 12-month period. To qualify, a business must maintain an overall TripAdvisor bubble rating of at least four out of five, have a minimum number of reviews and must have been listed on TripAdvisor for at least 12 months.

Algodon Fine Wines

Algodon Wine Estates contains a vineyard with 290 acres of vines. Over 60 acres have been cultivated since the 1940’s, and approximately 20 acres since the 1960’s. The property produces eight varieties of grapes, including Argentina’s signature varietal, Malbec, as well as Bonarda, Cabernet Sauvignon, Merlot, Syrah, Pinot Noir, Chardonnay and Semillon. The primary difference between the old and new vines is the style of pruning. Algodon Wine Estates utilizes a boutique wine making process, typified by production of a low volume of premium wines sold at a higher than average price in the market.

In March 2014, Algodon Wine Estates acquired its own bottling machine in order to improve the winery’s production capacity. This bottling machine allows our winemakers to bottle when desired and when necessary, rather than depending on the availability of external bottling facilities. In April 2014, new stainless-steel wine tanks were added to the winery, increasing storage capacity by 55,000 liters. This includes five 5,000-liter tanks and three 10,000-liter tanks. These upgrades have significantly increased our production capacity. During the production year of 2018 we produced 57,775 liters of wine, which translates to about 77,000 bottles or 6,500 cases of wine. During the production year of 2019 we produced 20.240 liters of wine, which translates to about 26.987 bottles or 4.498 cases of 6 bottles wine, representing a reduction in production of 66% (59.645 liters in 2018) from 2018 due to changes in the wine market.

In an effort to increase distribution of its wines, Algodon Wine Estates is working with a number of importers operating in some of the world’s chief markets for premium wines. In Europe, Algodon Wine Estates warehouses its wines in Amsterdam for central distribution to clients in Germany and in the U.K. through Condor Wines (www.condorwines.co.uk), which works with regional distribution partners throughout the U.K. such as hotel and restaurant chains, regional and national brewers, pub companies, wholesalers and wine merchants. In the United States, Algodon Fine Wines is available for sale online at Sherry-Lehmann.com (which ships to 39 states), at Sherry-Lehmann’s iconic retail store in New York City, at Spec’s Wines, Spirits and Finer Foods retail stores in Texas, and Wally’s Wine & Spirits retail store located in Los Angeles. GGH’s Fine Wine’s Malbec has been featured on the esteemed wine lists of West London’s The Fat Duck, a Michelin 3-Star Restaurant, and arguably the U.K.’s most famous eatery, as well as London’s Restaurant Gordon Ramsay, A Michelin 3-Star Restaurant, also the exclusive London wine club, 67 Pall Mall, and the exclusive wine list of Buenos Aires’ fine dining restaurant, Parrilla Don Julio, one of Argentina’s most high-profile eateries

On June 1, 2016, the Company executed an import and distribution agreement with Seaview Imports, whose principal location is 48 Harbor Park Drive, Suite D, Port Washington, NY 10150.

Founded in 2013, Seaview Imports is a national importer of fine wines from France, Spain, Italy, Australia, New Zealand, Argentina and Chile. Headquartered in Port Washington, NY, the company distributes its products in twenty-five select states through wholesalers and state boards. Their producers are leaders in their regions and their portfolios are all exceptional in quality and value. For further information, please visit www.seaviewimports.com.

Seaview’s philosophy in building Algodon as a brand in the United States has been to select high-profile, quality-oriented retailers whom we believe have high credibility in speaking to their wine constituency. We believe the most influential component to consumer confidence (within the fine wine industry) is the endorsement of a well-respected wine merchant. These “Algodon Brand Ambassadors” can not only promote Algodon, its history and vision, but can serve as the go-to wine shop for the shareholders, friends and family of Algodon aficionados. In tandem with building a network of brand ambassador retailers, an additional initiative is to engage a fine wine distributor in select cosmopolitan markets that can provide smaller independent retail and on-premise (restaurant) coverage.

Current Distribution Markets (as of Q4 2019)

1.	New York - Sherry Lehmann (+ local wholesaler)
2.	Florida – Sunset Corners (+ local wholesaler)
3.	Georgia – Sherlocks (+ local wholesaler)
4.	Illinois – The Noble Grape (+ local wholesaler)
5.	Texas – Spec’s Fine Wines (+ local wholesaler)
6.	California – La Boutellier (+ local wholesaler)

Markets - scheduled for 2020

1.	New Jersey - Gary’s Wine & Marketplace (+ local wholesaler)
2.	Washington DC - Calvert Woodley
3.	Massachusetts – Table & Vine (+ local wholesaler)
4.	Oklahoma – Elite Wines & Spirits
5.	Colorado – Argonaut
6.	Minnesota – Haskell’s
7.	Missouri – Brown Derby
8.	Indiana – 21st Amendment
9.	Nevada - Lee

None of the understandings with wine importers constitute a binding commitment by either party to produce, import or export the Company’s wines; performance by any of the parties is dependent upon numerous factors such as economic and political climate, consumer spending, weather, the Company’s ability to continue wine production operations, the market acceptance of the Company’s products, and other matters described in “Risk Factors” on page 7.

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

In the summer of 2019, we engaged a marketing group called Back Bar USA to help us execute into the sbe properties and others, as well as showcase our wines (on site tastings, etc) and train local staff in each location. Back Bar USA focuses on conceptualizing, planning, marketing and executing unique experiences that showcase liquor brands from their clients’ portfolio and only partners with first-in-class brands and accounts. In its role as a third-party marketing company, Back Bar USA offers graphics, print, educational support and the financial accountability associated with corporate beverage programs. Back Bar USA creates, manages and executes all phases of programming, taking pressure off the operator and supplier by streamlining the planning and execution processes. Back Bar USA works closely with many international beverage suppliers, distributors, educators and marketing professionals as part of their core business to create programs that highlight their brands’ objectives. We have a written agreement with Back Bar USA to market our wines and pay them $3,500 per quarter. More information about Back Bar USA can be obtained at https://backbarusa.com/.

Wine Distribution Partnership with sbe Entertainment Group

In June 2019, sbe Entertainment Group announced privately that it would add Algodon Fine Wines to the wine lists of its managed network of over 40 restaurants and hotels. Our President and CEO met the founder of sbe Hotels (Sam Nazarian) at the opening of his new SLS LUX hotel/condo in Miami last year and the Company sponsored the inaugural dinner with its wines. We coordinated with sbe’s beverage program manager and although the Company does not have a written contract with sbe, the Company’s wines are now on the wine lists of multiple sbe-owned and managed venues. Established in 2002 by Founder and CEO Sam Nazarian, sbe is a lifestyle hospitality company that develops, manages and operates award-winning hotels, residences, restaurants and nightclubs. AccorHotels, Europe’s biggest hotels group, recently purchased a 50% stake in sbe Entertainment Group. Through exclusive partnerships with cultural visionaries, sbe is devoted to creating extraordinary experiences with a commitment to authenticity, sophistication, mastery and innovation. sbe’s global portfolio features over 20 world-class lifestyle hotels and 130 world-renowned hotel, entertainment and food & beverage outlets. The company’s proprietary brands include SLS Hotel & Residences, Delano, Mondrian, Redbury, Hyde Hotel & Residences, Katsuya, Cleo, The Bazaar by José Andrés, Fi’lia by Michael Schwartz, Umami Burger, Hyde Lounge and Skybar. More information about sbe can be obtained at https://www.sbe.com/.

Algodon’s premium wines have received a number of top awards and ratings from the world’s foremost tasting competitions including Gold Medals from the prestigious Global Masters Wine Competition, comprised of master sommeliers. Algodon’s Black Label Reserves represent the best selection from Algodon with 100% microvinified blends whose low yield produces full concentration of fruit and flavor. Algodon’s complete portfolio of fine wines is currently available in distinguished wine bars, wine shops, restaurants and hotels in Buenos Aires, Mendoza, Germany, Switzerland, Guernsey, U.K., the Netherlands and the United States.

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

Algodon Wine Estates – Real Estate Development

AWE has acquired a substantial amount of contiguous real estate surrounding its project in Mendoza, Argentina for a total of 4,138 acres. This land was purchased with the purpose of developing a vineyard-resort and attracting investment in second or third homes for the well-to-do from around the world. GGH continues to invest in the ongoing costs of building out infrastructure and anticipates that sales of lots will gradually improve and accelerate as worldwide economic conditions improve.

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

In April 2019, GGH announced that it reached an agreement with Compass Real Estate to market and sell home sites at Algodon Wine Estates. Compass Real Estate (www.compass.com), dubbed “the country’s fastest-growing luxury real estate technology brokerage company” by Forbes Magazine, is set to revamp Algodon Wine Estates’ marketing and global sales initiatives by utilizing its network of 7,000 agents and over 1,000 employees. Compass’ business model has attracted investment capital from Fidelity, Softbank, Goldman Sachs, and several other corporations and individuals.

GGH is developing lots for sale to third party builders and is not engaged in any construction activity. To date, twenty-five lots have been sold. Revenue is recorded when the sale closes and the deeds are issued. During 2018, the Company closed on the sale of 12 of its lots and recorded revenue of $1,468,000. As of December 31, 2018, the Company had $995,327 of deferred income for pending sales. As of December 31, 2019, the Company had no income from sales.

Owning real estate in Argentina is subject to risk. For more information see “Risk Factors.”

Bacchus Collection, Inc.

The Company recently formed Bacchus Collection, Inc., a wholly owned subsidiary of GGH (“BCI”). Although in the concept stage, BCI was formed to create luxurious, high-quality items in small quantities with the images of grape leaves and grape clusters, which have long been seen as a symbol of bounty, wealth, fertility, and luxury. Vintage jewelry throughout history saw the use of this imagery in many forms.

Currency, jewelry, pottery, etc. were often inscribed with these symbols, as a sign of good faith. As history progressed, wine continued to be a representation of success, and wealth, however in the latter half of the 20th century, Mid-Century Modern style pushed the Grape Cluster out. Our goal is to reintroduce and expand upon these symbols in a variety of ways, through the “Bacchus Collection”. Named in accordance with the Ancient Roman God of Wine, this line of products gives consumers an opportunity to express themselves in a way that hasn’t been seen in decades. Some products we envision us producing are:

Projects and Business Initiatives in Development

GGH’s luxury branded assets have come to be associated with the country’s finest experiences through award-winning wines and exceptional luxury destinations. We have begun developing U.S.-based e-commerce websites designed to deliver Argentine-inspired luxury goods to the U.S. marketplace and elsewhere around the globe. We believe the potential for scale here is particularly significant as Argentina is now making noteworthy re-entry to international trade. With Argentina in the process of re-opening its borders, we believe it is poised to regain its status as a cultural and fashion exporter, and that there may be a sizeable appetite in the U.S. and elsewhere for luxury products that feature a distinctly Argentine point of view. We are excited about the potential for scale here.

Competition

The online luxury fashion business is highly competitive. The apparel industry is characterized by rapid shifts in fashion, consumer demand, and competitive pressures, resulting in both price and demand volatility. We believe that our emphasis on fine leather goods, accessories and apparel mitigates these factors.

We believe that the fit and quality of our garments, as well as the broad variety of colors and styles, our Gaucho and distinctly Argentine inspiration, as well as the contemporary luxury garments and accessories that we offer helps to differentiate us. We compete against a wide variety of smaller, independent specialty stores, as well as department stores and national and international specialty chains. Companies that operate in this space include, but are not limited to, Rag & Bone, Theory, Maison Kitsune, Vince, and All Saints. Many of these companies have substantially greater name recognition than Gaucho – Buenos Aires. Many of these companies also have greater financial, marketing, and other resources when compared to Gaucho – Buenos Aires.

Along with the competitive factors noted above, other key competitive factors for Gaucho – Buenos Aires online e-commerce operations include the success or effectiveness of customer mailing lists, advertising response rates, merchandise delivery, web site design and web site availability. The online e-commerce operations compete against numerous web sites, many of which may have a greater volume of web traffic, and greater financial, marketing, and other resources.

Government Regulation

With respect to the Company’s clothing line, pursuant to the Federal Trade Commission, clothing exported from Argentina to the U.S. must have a label that contains the country of origin and the composition of the item. Additional information can be found here: https://www.ftc.gov/tips-advice/business-center/guidance/threading-your-way-through-labeling-requirements-under-textile.

With respect to the Company’s wine production, please see “Risk Factors” on page 36. Additional information may be found here: https://www.ttb.gov/itd/argentina.shtml and https://www.ttb.gov/itd/importing_alcohol.shtml.

Employees

Including the operating subsidiaries in Argentina, the Company has approximately 58 full-time employees. In Argentina, GGH also employs temporary, seasonal employees during the busy harvest season. In the United States, GGH currently employs approximately 7 full-time employees. None of the employees in the United States are covered by a collective bargaining agreement and management believes it has good relations with its employees.

Our principal executive offices are located at 135 Fifth Avenue, Floor 10, New York, NY 10010. Our telephone number is 212-739-7700.

Ticker Symbol

GGH was verified for trading on the OTCQB Venture Marketplace under the symbol “VINO” on March 7, 2016.

Available Information

We maintain a website at http://www.gauchogroup.com. The information contained on, or accessible through, our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC.

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

In evaluating the Company, its business and any investment in the Company, readers should carefully consider the following factors:

Effects of Global Pandemic

Our results of operations may be negatively impacted by the coronavirus outbreak.

In December 2019, the 2019 novel coronavirus (“COVID-19”) surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak and several countries, including the United States, Japan and Australia have initiated travel restrictions to and from China. The impacts of the outbreak are unknown and rapidly evolving.

We rely on third-party suppliers and manufacturers in Argentina, China, Italy, and the U.S. This outbreak has resulted in the extended shutdown of certain businesses in China and Italy, and as a result, we have had disruptions and delays to our supply chain. These may include disruptions from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products. Any disruption of our suppliers and their contract manufacturers will likely impact our sales and operating results. We have tried to mitigate these risks by focusing our manufacturing in Argentina and the United States.

A widespread health crisis could adversely affect the global economy, resulting in an economic downturn that could impact demand for our Gaucho products and affect tourism in Argentina, which in turn can affect occupancy rates for Algodon Mansion and Algodon Wine Estates.

To date the outbreak has not had a material adverse impact on our operations. However, the future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain COVID-19.

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

The Argentine economy has experienced significant volatility in recent decades, characterized by periods of low or negative GDP growth, high and variable levels of inflation and currency depreciation and devaluation. The economy has experienced high inflation and GDP growth has been sluggish in the last few years. In October 2019, the International Monetary Fund (IMF) published the “World Economic Outlook” report. The IMF noted that Argentina’s economy is projected to contract again in 2020 but by less than in 2019. The IMF forecasted that the Argentinian economy was expected to contract by a further 1.6 percent in 2019 with growth of 3.2 percent expected over the medium term under the steady implementation of reforms and returning confidence but the actual contraction in 2019 was an estimated 1.2%.

The IMF noted that in Argentina, tighter global financial conditions, together with a domestic corruption scandal and persistent uncertainty over the success of the stabilization plan underlying the program with the IMF, have contributed to financial market volatility. The IMF estimated that inflation in Argentina to be approximately 40% and the actual 2019 inflation rate was 54.44%. The IMF has projected the inflation rate for 2020 to be 51%.

The operating environment in Argentina continues to be a challenging business environment, including the continuing significant devaluation of Argentina’s currency, high inflation and economic recession. Volatility and declines in the exchange rate are expected in the future, which could have an adverse impact on our Argentine revenues, net earnings, cash flows and net monetary asset position.

On December 10, 2015, Mauricio Macri took office as the new president of Argentina, along with his former finance minister Alfonso Prat-Gay and Luis Caputo, who replaced Prat-Gay in late 2016. President Macri has made a number of decisions in pursuit of economic reform, including removing currency controls, which resulted in a 30% devaluation of the peso in 2015. By August 2019, inflation has risen to more than 50% this year. Mr. Macri’s approach to the economy has been one of gradualism, but the economy has suffered and his structural economic reforms have hurt poor and middle-class families in Argentina. As a result, Alberto Fernández won the election as President on October 27, 2019 and Cristina Fernández de Kirchner won as Vice President and both will take office on December 10, 2019.

Given the political climate, it is not certain what other changes may take place or what the impact of the changes may be on the economy of Argentina. Our discussion below is based on recent history.

Economic and Political Risks Specific to Argentina

The Argentinian economy has been characterized by frequent and occasionally extensive intervention by the Argentinian government and by unstable economic cycles. The Argentinian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of Argentina’s economy, and taken other actions which do, or are perceived to weaken the nation’s economy especially as it relates to foreign investors and other overall investment climate. For example, in 2008, the Argentine government assumed control over approximately $30 billion held in private pension funds, which caused a significant temporary decline in the Argentine stock market, a decline in the Argentine peso and prompted Standard & Poor’s to downgrade Argentina’s credit rating. The Argentine peso has devalued significantly against the U.S. dollar, from about 6.1 Argentine pesos per dollar in December 2013 to an average of 59.8 pesos per dollar in December 2019.

The overall state of Argentinian politics and the Argentina economy have resulted in numerous investment reports that warn about foreign investment in Argentina. In February 2019, the Morgan Stanley Capital International (MSCI) index allowed Argentina to remain in the frontier emerging market despite the country technically being ineligible based on available 2017 Gross National Income data. In May 2019, MSCI classified Argentina as an emerging market rather than a pure frontier market. Nonetheless, investors considering an investment in GGH should be mindful of these potential political and financial risks.

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

As of July 1, 2018, Argentina has a highly inflationary economy which may continue to increase our accounting and legal costs.

The International Practices Task Force (“IPTF”) of the Center for Audit Quality discussed the inflationary status of Argentina at its meeting on May 16, 2018 and categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%. Therefore, the Company has transitioned its Argentine operations to highly inflationary status as of July 1, 2018. As a result, the Company is required to change the functional currency of its Argentine operations to the U.S. dollar, effective as of July 1, 2018. For operations in highly inflationary economies, monetary asset and liabilities are translated at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are translated at historical exchange rates. Income and expense accounts are translated at the weighted average exchange rate in effect during the period. Translation adjustments are reflected in loss on foreign currency translation on the accompanying statements of operations. The Company was delayed in filing its Quarterly Report on Form 10-Q for the period ended September 30, 2018 as a result of this change and the Company incurred approximately $55,000 in additional expense in the form of increased accounting and legal fees during the period from July 1, 2018 through December 31, 2019, to adjust to this new method.

Past efforts by Argentina to nationalize businesses.

In April 2012, then Argentine President Cristina Fernández de Kirchner announced her decision to nationalize YPF, the country’s largest oil company, from its majority stakeholder, thus contributing to declining faith from foreign investors in the country and again resulting in a downgrade by Standard and Poor’s of Argentina’s economic and financial outlook to “negative”. There were other discussions in Argentina about the possibility of nationalizing other businesses and industries under former President Kirchner, and she was elected a Senator in late 2017. She has made several public statements about her intent to debate everything and take firm positions on her political ideals.

As a result of the primary held in August 2019, where Mr. Macri earned only 32% of the vote in primary elections due to voters’ anger over austerity measures, the deep recession and soaring inflation, the peso fell about 17% against the dollar and Argentina’s bonds and stocks plunged. As Alberto Fernández won as President of Argentina on October 27, 2019 and Ms. Kirchner as Vice President, we are unable to predict the impact and influence Ms. Kirchner will have on Argentine policies going forward and the ultimate impact on the economy and the effect on our company. There is no assurance that any investment in GGH will be safe from government control or nationalization if Mr. Macri’s policies are reversed.

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

As of the date of this Annual Report, we have not estimated the impact that this investigation could have on the Argentine economy. It is possible the corruption charges against Kirchner may have no effect during her Vice Presidency. Likewise, we cannot predict for how long corruption investigations could continue, what other companies might be involved, or how important the effects of these investigations might be. In turn, the decrease in investors’ confidence, among other factors, could have a significant adverse impact on the development of the Argentine economy, which could adversely affect our business, financial condition and the results of our operations.

Due to the Company’s operations in Argentina, the Company is exposed to the risk of changes in foreign exchange rates.

Due to the international nature of Gaucho Group Holdings’ business, movements in foreign exchange rates may impact the consolidated statements of operations, consolidated balance sheets and cash flows of the Company. Since almost all of the Company’s sales are located in Argentina, the Company’s consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar as compared to Argentina’s currencies. Additionally, movements in the foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity. On April 29, 2019, Argentina’s central bank said it would step up intervention in the currency market by starting to sell dollars to stabilize the peso.

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

In June 2018, the Argentine Government entered into a US$50 billion, 36-month stand-by arrangement with the IMF. This measure was intended to halt the significant depreciation of the peso during the first half of 2018. In December 2018, the IMF completed a second review under the stand-by arrangement and although there were indications that the financial markets in Argentina have stabilized since the end of September 2018 following the adoption of the new monetary policy framework, the IMF noted that external risks are centered around an unanticipated tightening of global financial conditions, which could resurface concerns about Argentina’s ability to meet its large gross financing needs. The IMF also warned that greater than expected inertia in the inflation process may delay the expected easing of monetary policy and generate a greater economic loss during the needed disinflation and that a deeper recession or more persistent inflation could generate a more forceful opposition to the policies underpinning the program and hinder their implementation. In August 2019, the IMF noted that the primary elections triggered a sharp increase in government bond yields and a wider sell-off in Argentine assets.

The Argentine government may again place currency limitations on withdrawals of funds.

Through 2015, the Argentine government, led by then president Cristina Fernández, instituted economic controls that included limiting the ability of individuals and companies to exchange local currency (Argentine peso) into U.S. dollars and to transfer funds out of the country. At the time, public reports stated that government officials were micromanaging money flows by limiting dollar purchases and discouraging dividend payments and international wire transfers. As a result of these controls, Argentine companies had limited access to U.S. dollars through regular channels (e.g., banks) and consumers faced difficulty withdrawing and exchanging invested funds. Given the Company’s investment in Argentine projects and developments, its ability to mobilize and access funds may be adversely affected by the above-mentioned political actions, despite the efforts to repeal economic controls in the recent past.

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

With Alberto Fernández as President and Christina Kirchner as Vice President effective December 10, 2019, it is possible that the Argentine government may, in the future, impose additional controls on the foreign exchange market and on capital flows from and into Argentina, in response to capital flight or depreciation of the peso. These restrictions may have a negative effect on the economy and on our business if imposed in an economic environment where access to local capital is constrained.

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

There have been nationwide strikes in Argentina over wages and benefits paid to workers which workers believe to be inadequate in light of the high rate of inflation and rising utility rates. In the past, the Argentine government has passed laws, regulations and decrees requiring companies in the private sector to maintain minimum wage levels and provide specified benefits to employees and may do so again in the future. In the aftermath of the Argentine economic crisis, employers both in the public and private sectors have experienced significant pressure from their employees and labor organizations to increase wages and to provide additional employee benefits. Due to the high levels of inflation, the employees and labor organizations have begun again demanding significant wage increases. It is possible that the Argentine government could adopt measures mandating salary increases and/or the provision of additional employee benefits in the future. Any such measures could have a material and adverse effect on our business, results of operations and financial condition. To management’s knowledge, currently there are no pending measures.

Restrictions on the supply of energy could negatively affect Argentina’s economy.

As a result of a prolonged recession, and the forced conversion into pesos and subsequent freeze of gas and electricity tariffs in Argentina, there has been a lack of investment in gas and electricity supply and transport capacity in Argentina in recent years. At the same time, demand for natural gas and electricity has increased substantially, driven by a recovery in economic conditions and price constraints, which has prompted the government to adopt a series of measures that have resulted in industry shortages and/or cost increases. In 2017, the government increased the tariffs on electricity and gas hoping to spur an increase in domestic energy production which increased the cost for these utilities for citizens. Scheduled increases in electricity tariffs in May and August 2019 were canceled and the government committed to no further gas tariff increases in 2019.

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

Our operations are subject to various anti-corruption and anti-bribery laws and regulations, including the Corporate Criminal Liability Law 27,401 effective March 1, 2018 and the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”). Both the Corporate Criminal Liability Law and the FCPA impose liability against companies who engage in bribery of government officials, either directly or through intermediaries. The Corporate Criminal Liability Law establishes a system of criminal liability of private legal persons which include companies created under any legal form (LLCs, PLCs, partnerships, etc.) whether of national or foreign capital for criminal offenses against public administration and national and cross-border bribery committed by, among others, its shareholders, attorneys-in-fact, directors, managers, employees, or representatives. The anti-corruption laws generally prohibit providing anything of value to government officials for the purposes of obtaining or retaining business or securing any improper business advantage. In April 2019, the government approved the “National Anticorruption Plan (2019-2023), Decree No. 258/2019 (the “NAP”) through which the Executive Branch has set forth a plan to consolidate the effort to fight corruption in the next five years based in part on several international conventions against corruption, organized crime and money laundering. The NAP includes the creation of an Advisory Council to follow up on the implementation of the NAP goals. As part of our business, we may deal with entities in which the employees are considered government officials. We have a compliance program that is designed to manage the risks of doing business in light of these new and existing legal and regulatory requirements.

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

President Macri has attempted to boost the real estate market in Argentina by lifting various currency restrictions. However, the real estate market has not rebounded from the crippling effect of past currency controls. As a result, the real estate market in Argentina is uncertain. It is possible that with time the efforts of President Macri will be fruitful, but it is too soon to evaluate what the impact will be as the economy continues to change. Continued investment in real estate in Argentina is very risky and could never materialize in the way our business model plans. However, waiting to act on certain real estate endeavors will have negative consequences if the market sees an increase in competitiveness. The main competitive factors in the real estate development business include availability and location of land, price, funding, design, quality, reputation and partnerships with developers. Although there is little to no leverage used to acquire real estate in Argentina, thereby greatly lessening the impact of foreclosures in the market, the practice of cash acquisitions can be a barrier to entry in the real estate market. A number of residential and commercial developers and real estate services companies may desire to enter the market and compete with the Company in seeking land for acquisition, financial resources for development and prospective purchasers. To the extent that one or more of the Company’s competitors are able to acquire and develop desirable properties, as a result of greater financial resources or otherwise, the Company’s business could be materially and adversely affected. If the Company is not able to acquire and develop sought-after property as promptly as its competitors, or should the level of competition increase, its financial position and results of operations could be adversely affected.

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

In the Mendoza province, the maximum area allowed per type of production and activity per non-national is as follows: Mining—25,000 hectares (61,776 acres), cattle ranching—18,000 hectares (44,479 acres), cultivation of fruit or vines—15,000 hectares (37,066 acres), horticulture—7,000 hectares (17,297 acres), private lot—200 hectares (494 acres), and other—1,000 hectares (2,471 acres). A hectare is a unit of area in the metric system equal to approximately 2.471 acres. However, these maximums will only be considered if the total 15 percent is reached. Currently, the Company owns approximately 4,138 acres of Argentine rural land through AWE, 2,050 acres are considered land held for cultivation of fruit or vines and 2,088 was purchased during 2017 to provide additional access to AWE. Because the maximum area for this type of land allowed per non-national is 25,000 hectares, the Company is compliant with the law’s limit, were it to apply today. Costs of compliance with the law may be significant in the future. Although currently, the area under foreign ownership in Mendoza is approximately 8.6 percent, this law may apply to the Company in the future and could affect the Company’s ability to acquire additional real property in Argentina. The inability to acquire additional land could curtail the Company’s growth strategy. Management is not currently aware of any change that would require the Company to divest itself of its properties.

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

Historically, the Company’s hotel incurs overhead costs higher than the total gross margin.

Currently, the overhead costs for the Algodon Mansion hotel do not exceed its total gross margin, however historically the Algodon Mansion hotel has operated at a loss. There can be no assurance that the Algodon Mansion hotel will continue to operate at a profit or that the Company will be able to continue increasing revenues and lowering the hotel’s overhead cost in the future.

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

Water is essential in the production of our products. The quality and quantity of water available for use is important to the supply of grapes and our ability to operate our business. Water is a limited resource in many parts of the world and if climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality that may affect our production costs or impose capacity constraints. Management is unaware of any current water issues in Argentina.

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

The success of our brands depends upon the positive image that consumers have of those brands. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could adversely affect their sales. Contaminants in raw materials, packaging materials or product components purchased from third parties and used in the production of our wine or defects in the fermentation or distillation process could lead to low beverage quality as (i) a perceived failure to maintain high ethical, social and environmental standards for all of our operations and activities; (ii) a perceived failure to address concerns relating to the quality, safety or integrity of our products; our environmental impact, including use of agricultural materials, packaging, water and energy use, and waste management; or (iii) effects that are perceived as insufficient to promote the responsible use of alcohol.

Gaucho Group—Buenos Aires

(e-commerce, fashion & leather accessories brand)

Gaucho Group, Inc. has recognized $11,665 revenue to date, and we may not recognize revenue from the Gaucho line of business in the future that is sufficient to cover its costs.

Though a majority-owned subsidiary of GGH, Gaucho Group, Inc (“GGI”) operates as a standalone business, responsible for its own financing and operations and therefore subject to all the risks inherent in a newly established business venture. GGI has few assets and little operating history. It has not yet had any significant sales or been able to confirm that its business model can or will be successful. It has generated $11,665 revenue from inception through December 31, 2019. Our projections for growth have been developed internally and may not prove to be accurate. As such, given its start-up status with an unproven business model, there is a substantial risk regarding GGI’s ability to succeed and the risk that the Gaucho line of business may never recognize significant revenue in the future. The risk of a total loss exists when dealing with start-up companies.

The markets in which we plan to operate are highly competitive, and such competition could cause our business to be unsuccessful.

We expect to face intense competition for our Argentine-sourced and designed products. There are many companies around the world that produce similar high-end products, though not necessarily with the Gaucho style that we plan to incorporate into our products. However, whether or not consumers find our products superior or more desirable than other high-end producers, including many branded products with established worldwide reputations and brands, such as Coach, Ralph Lauren, Hermès, Louis Vuitton, Gucci, Prada, Kate Spade and Calvin Klein, cannot yet be determined. In addition, we face competition through third party distribution channels, such as e-commerce, department stores and specialty stores.

Competition is based on a number of factors, including, without limitation, the following:

●	Anticipating and responding to changing consumer demands in a timely manner

●	Establishing and maintaining favorable brand-name recognition

●	Determining and maintaining product quality

●	Maintaining and growing market share

●	Developing quality and differentiated products that appeal to consumers

●	Establishing and maintaining acceptable relationships with retail customers

●	Pricing products appropriately

●	Providing appropriate service and support to retailers

●	Optimizing retail and supply chain capabilities

●	Protecting intellectual property

In addition, many of our anticipated competitors will be significantly larger and more diversified than us and will likely have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the high-end product sector in which we plan to compete. They may also be able to compete more effectively on the basis of price and production, and to develop new products more quickly. The general availability of manufacturing contractors and agents also allows new entrants easy access to the markets in which we compete, which may increase the number of our competitors and adversely affect our competitive position and our business. Any increased competition, or our failure to adequately address any of these competitive factors, could result in the ability to generate significant revenues, which could adversely affect our business, results of operations and financial condition.

If we are unable to continue to compete effectively on any of the factors mentioned above, we may never be able to generate operating profits and our business, financial condition and results of operations would be adversely affected.

Our business is subject to risks associated with importing products, and the imposition of additional duties and any changes to international trade agreements could have a material adverse effect on our business, results of operations and financial condition.

There are risks inherent to importing our products. We anticipate that virtually all of our products will be manufactured in Argentina and thus could be subject to duties when imported into the United States, Canada, Europe and Asia, as applicable. Furthermore, if the United States imposes import duties or other protective import measures, other countries could retaliate in ways that could harm the international distribution of our products.

We may not be able to protect our intellectual property rights, which may cause us to incur significant costs.

The success of our future business will in part be dependent on intellectual property rights. We rely primarily on copyright, trade secret and trademark law to protect our intellectual property. The process for obtaining federal trademark registration of our service mark “Gaucho—Buenos Aires™” is underway, but there can be no guarantee that we will successfully obtain trademark status and protection for our primary brand terms. Similarly, a third party may copy or otherwise obtain and use our proprietary information without our authorization. Policing unauthorized use of our intellectual property is difficult, particularly in light of the global nature of the Internet and because the laws of other countries may afford us little or no effective protection of our intellectual property. Potentially expensive litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.

Privacy breaches and other cyber security risks related to our business could negatively affect our reputation, credibility and business.

We are likely to be dependent on information technology systems and networks for a significant portion of our direct-to-consumer sales, including our e-commerce sites and retail business credit card transaction authorization and processing. We are responsible for storing data relating to our customers and employees and also rely on third party vendors for the storage, processing and transmission of personal and Company information. In addition to taking the necessary precautions ourselves, we require that third-party service providers implement reasonable security measures to protect our employees’ and customers’ identity and privacy. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins or security breaches will occur in the future. Our systems and technology are vulnerable from time-to-time to damage, disruption or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security breaches, “hackers,” email blocking lists, computer viruses, power outages and other failures or disruptions outside of our control. A significant breach of customer, employee or Company data could damage our reputation, our relationship with customers and our brands, and could result in lost sales, sizable fines, significant breach-notification costs and lawsuits, as well as adversely affect our results of operations. We may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, or to comply with state, federal and international laws that may be enacted to address those threats.

We may not be able to accurately predict consumer trends and preferences and our estimate of the size of the market may prove to be inaccurate.

Success in creating demand is dependent on GGI’s ability to continue to accurately predict consumer trends and preferences. If consumer tastes do not coincide with GGI’s product offerings, it could materially affect demand, having an adverse impact on our operations.

It is difficult to estimate the size of the market and predict the rate at which the market for our products will grow, if at all. While our market size estimate was made in good faith and is based on assumptions and estimates we believe to be reasonable, this estimate may not be accurate. If our estimates of the size of our addressable market are not accurate, our potential for future growth may be less than we currently anticipate, which could have a material adverse effect on our business, financial condition, and results of operations.

Additionally, we hope to enter new markets in which we may have limited or no operating experience. There can be no assurance that we will be able to achieve success and/or profitability in our new markets. The success of these new markets will be affected by the different competitive conditions, consumer tastes, and discretionary spending patterns within the new markets, as well as by our ability to generate market awareness of the Gaucho Group brand. When we enter highly competitive new markets or territories in which we have not yet established a market presence, the realization of our revenue targets and desired profit margins may be more susceptible to volatility and/or more prolonged than anticipated.

Gaucho Group is only in the beginning stages of its advertising campaign.

GGI has been relying thus far on word-of-mouth and social media to generate attention to its new brand and to attract customers. However, in the future, it is likely that management will conclude that additional paid advertising and marketing is necessary to attract and retain customers, in which case operating expenses could increase and financial results could be adversely affected.

Labor laws and regulations may adversely affect the Company.

Various labor laws and regulations govern operations and relationships with employees, including minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. Changes in, or any failure to comply with, these laws and regulations could subject the Company to fines or legal actions. Settlements or judgments that are not insured or in excess of coverage limitations could also have a material adverse effect on the Company’s business. This could result in a disruption in the work force, sanctions and adverse publicity. Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence and mandated health benefits could be detrimental to the Company’s profitability.

The employees of GGI may in the future become members of a union. The terms of any collective bargaining agreement(s) could result in increased labor costs. In addition, any failure to negotiate an agreement in a timely manner could result in an interruption of operations, which would materially and adversely affect the business, results of operations and its financial condition.

Gaucho Group relies on its suppliers to maintain consistent quality.

The ability of GGI to maintain consistent quality depends in part upon its ability to acquire quality materials needed for its products from reliable sources in accordance with certain specifications, at certain prices, and in sufficient quantities. As such, GGI is and will likely continue to be dependent on its suppliers. This presents possible risks of shortages, interruptions and price fluctuations. If any suppliers do not perform adequately or otherwise fail to distribute products or supplies required for our business, management may not be able to replace the suppliers in a short period of time on acceptable terms. The inability to replace suppliers in a short period of time on acceptable terms could increase costs and could cause shortages of product that may force management to remove certain items from GGI’s product offerings.

General Corporate Business Considerations

Insiders continue to have substantial control over the Company.

As of March 30, 2020, the Company’s directors and executive officers hold the current right to vote approximately 17.1% of the Company’s outstanding voting stock, including the Series B Preferred on an as-converted basis. Of this total, 8.1% is owned or controlled, directly or indirectly by Company CEO Scott Mathis. In addition, the Company’s directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Mathis acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm a future market price of the shares by:

●	Delaying, deferring or preventing a change in control of the Company;

●	Impeding a merger, consolidation, takeover or other business combination involving the Company; or

●	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

Loss of one or more of the Company’s key employees could adversely affect the Company’s businesses.

We depend on the continued performance of the members of our management team, such as Scott Mathis, our Chairman, President and Chief Executive Officer who has contributed significantly to the expertise of our team and the position of our business. If we lose the services of Mr. Mathis, and are unable to locate a suitable replacement in a timely manner, it could have a material adverse effect on our business. We do not currently hold key man life insurance for Mr. Mathis but we expect to obtain key man insurance on Mr. Mathis for the benefit of the Company.

The Company has incurred recurring losses from operations and our independent registered public accounting firm issued a report which includes a going concern.

The Company has incurred recurring losses from operations of $6,698,134 and $5,254,781 and has reported negative net operating cash flows of $6,080,411 and $4,345,933 for the years ended December 31, 2019 and 2018, respectively. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available.

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

Should the Company fail to uplist to NASDAQ by December 31, 2020, the Company may be required to redeem up to 902,670 Series B Shares at $10.00 per share.

While the Company plans to apply to NASDAQ later this year to uplist its common stock, should that effort not be successful, the Company would be required, on December 31, 2020, to redeem all Series B Shares that have not been previously converted to common stock from April 15, 2020 to December 31, 2020. The cost to redeem these shares would likely have a materially adverse effect on the Company’s financial position and would likely require either the liquidation of certain Company assets or an effort to raise new equity or debt financing. Whether the Company would be able to consummate any such transaction, should it need to do so, on economically beneficial terms or otherwise, cannot be presently known.

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

As it has in the past, the Company will likely continue to require financing to address its working capital needs, continue its development efforts, support business operations, fund possible continuing operating losses, and respond to unanticipated capital requirements. For example, the continuing development of the Algodon Wine Estates project requires significant ongoing capital expenditures as well as the investment in GGI’s line of luxury goods. There can be no assurance that additional financing or capital will be available and, if available, upon acceptable terms and conditions. To the extent that any required additional financing is not available on acceptable terms, the Company’s ability to continue in business may be jeopardized and the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy.

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

The Company may not pay dividends on its common stock.

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

Scott Mathis, Chairman of the Board of Directors of GGH, Chief Executive Officer, President and Treasurer of GGH is also the Chairman and Chief Executive Officer of Hollywood Burger Holdings, Inc., a private company he founded which is developing Hollywood-themed fast food restaurants in the United States. His duties as CEO of Hollywood Burger Holdings, Inc. consume less than 10% of his time, but which may interfere with Mr. Mathis’s duties as the CEO of GGH.

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

Our bylaws designate the federal and state courts of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal and state courts of the State of Delaware are the exclusive forum for certain types of actions and proceedings, not including claims under the federal securities laws such as the Securities Act or the Exchange Act, that may be initiated by our stockholders with respect to our company and our directors. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, which may discourage meritorious claims from being asserted against us and our directors. Alternatively, if a court were to find this provision of our charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Our financial controls and procedures may not be sufficient to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting.

The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:

●	faulty human judgements and simple errors, omissions or mistakes;

●	fraudulent actions of an individual or collusion of two or more people;

●	inappropriate management override of procedures; and

●	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

If we identify material weaknesses in our internal control over financial reporting in the future, if we are unable to comply with the requirements of Section 404 in a timely manner, and if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Although we qualify as an emerging growth company, we also qualify as a smaller reporting company and under the smaller reporting company rules we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

Currently, we qualify as both a “smaller reporting company” and an “emerging growth company” as defined by Rule 12b-2 of the Exchange Act. However we have elected to provide disclosure under the smaller reporting company rules and therefore we are able to provide simplified executive compensation disclosures in our filings and have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

Furthermore, we are a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Section 404(b) of the Sarbanes-Oxley Act. Because we are not required to, and have not, had our auditors provide an attestation of our management’s assessment of internal control over financial reporting, a material weakness in internal controls may remain undetected for a longer period.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

GGH and its operating subsidiaries maintain their corporate headquarters at 135 Fifth Avenue, 10th Floor, New York, NY under a lease covering approximately 3,300 square feet at a monthly rental of $19,000. The lease expires in August 2020, and the Company does not expect to renew the lease, in order to reduce operational expenses.

The Algodon – Recoleta, SRL (“TAR”) owns a hotel in the Recoleta section of Buenos Aires called Algodon Mansion, located at 1647 Montevideo Street. The hotel is approximately 20,000 square feet and has ten suites, a restaurant, a dining room, and a luxury spa and pool.

Algodon Wine Estates owns and operates a resort property located Ruta Nacional 144 Km 674, Cuadro Benegas, San Rafael (5603) in Argentina and consisting of 4,138 acres. The property has a winery, 9-hole golf course (the remaining 9 of 18 holes to be developed), tennis courts, dining and a hotel.

TAR has guaranteed a loan of $600,000 for the Algodon Mansion and the resort property and the properties are subject to encumbrances.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On January 20, 2016 FINRA cleared the request to submit quotations on the OTC Bulletin Board and in OTC Link by Glendale Securities, Inc. of Sherman Oaks, California. On March 7, 2016, Company was upgraded from the Pink Sheets of OTC Markets to the OTCQB Venture Marketplace. In fiscal years 2018 and 2019, because there were only limited and sporadic quotations of the Company’s common stock and low volume, the Company does not believe that there was an established public trading market.

In light of the above, transactions of our common stock are currently reported under the symbol “VINO” on the OTCQB. The first trade on the over-the-counter market occurred on September 23, 2016. The following table sets forth the range of high and low bids reported in the over-the-counter market for our common stock. The prices reflect inter-dealer prices, do not include retail mark-ups, markdowns or commissions, and may not necessarily reflect actual transactions.

Fiscal Year 2019	High	Low

First Quarter	$0.48	$0.25
Second Quarter	$0.64	$0.13
Third Quarter	$0.60	$0.24
Fourth Quarter	$0.47	$0.24

Fiscal Year 2018	High	Low

First Quarter	$1.00	$0.37
Second Quarter	$1.00	$0.55
Third Quarter	$0.95	$0.30
Fourth Quarter	$0.78	$0.31

During 2019 and 2018, the Company declared $0 and $474,719, respectively, of dividends on its Series B convertible preferred stock. The Company has not declared any dividends with respect to its common stock. The Company reserves the right to declare a dividend when operations merit. However, payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

There were approximately 745 holders of record of the Company’s common stock as of March 13, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2008 Plan	352,000	$2.23	-
2016 Plan	3,258,750	1.27	-
2018 Plan	5,939,890	0.42	7,043
Equity compensation plans not approved by security holders	-	-	-
Total	9,550,640	$0.78	7,043

The above table does not include securities of GGI available for issuance under the 2018 Gaucho Plan.

Recent Sales of Unregistered Securities.

The following is a summary of all securities that we have sold in the last year, since January 1, 2019 without registration under the Securities Act of 1933, as amended (the “Securities Act”).

In January 2019, management of GGI gave the option to the holders of GGI Notes to extend the maturity date from December 31, 2018 to March 31, 2019 of their specific convertible promissory notes. All of the holders of GGI Notes retain their right, but not the obligation, to convert the principal amount of the note plus accrued interest into GGI common stock at a 20% discount to the share price in a future offering of common stock by GGI. As of February 11, 2019, all holders of GGI Notes agreed to the extension of the maturity date on their convertible notes, except for holders of GGI Notes in the amount of $10,500 which have matured. If the extension is considered an issuance of securities, no general solicitation was used and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.

Between January 1, 2019 and March 12, 2019, GGI sold additional GGI Notes in the total amount of $786,000 to accredited investors. The maturity date of the GGI Notes was March 31, 2019, and at the option of the holder, the principal amount of the note plus accrued interest could be converted into GGI common stock at a 20% discount to the share price in a future offering of common stock by GGI. Together with the GGI Notes sold in 2018, a total of $2,266,800 convertible promissory notes of GGI were sold. No general solicitation was used, no commissions were paid, and GGI relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on September 18, 2018, an amended Form D was filed on November 20, 2018, an amended Form D was filed on December 10, 2018, an amended Form D was filed on January 17, 2019, an amended Form D was filed on February 8, and another amended Form D was filed on February 21, 2019.

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

On April 14, 2019, GGI Notes representing $2,051,300 of principal and $55,308 of interest converted into 5,266,520 shares of GGI common stock. GGI Notes in the amount of $65,500 were repaid in cash and GGI Notes representing $150,000 of principal and $1,987 of interest as of June 30, 2019 are due and outstanding. For this issuance of securities, no general solicitation was used and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.

Between February 8, 2019 and August 30, 2019, the Company issued a total of 13,318,310 shares of its common stock to accredited investors for total cash proceeds of $4,610,700 as well as cancellation of a GGI Note in the amount of $50,708.62, including principal and interest. No general solicitation was used, no commissions were paid, and Algodon relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in connection with the sales. A Form D was filed on April 22, 2019 with the SEC, an amended Form D was filed on May 6, 2019, an additional amended Form D was filed on May 31, 2019, an amended Form D was filed on July 31, 2019, and a final amended Form D was filed on September 25, 2019.

During 2018, principal and interest of the 2017 Notes of $794,875 and $15,000, respectively, were converted into 1,285,517 shares of common stock at a conversion price of $0.63 per share. During the six months ended June 30, 2019, the Company repaid principal and interest of $30,000 and $2,151, respectively, and principal and interest of $51,500 and $1,160, respectively, were converted into 83,587 shares of common stock at a conversion price of $0.63 per share. The 2017 Notes are no longer convertible.

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

Other than as set forth herein or in the Company’s current reports on Form 8-K or quarterly reports on Form 10-Q, there have not been any sales of unregistered securities for the year ended December 31, 2019.

Please refer to Item 9B—Other Information regarding sales of unregistered securities of the Company in 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Other than as set forth herein or in the Company’s current reports on Form 8-K or quarterly reports on Form 10-Q, there have not been any purchases of equity securities by the Company or its affiliated persons for the year ended December 31, 2019.

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

Overview

We are an integrated, lifestyle related real estate development company, capitalizing on our unique brand of affordable luxury, branded as “Algodon”, to create a diverse set of interrelated products and services. Our wines, hotels and real estate ventures and fashion sales, currently concentrated in Argentina, offer a blend of high-end, luxury and adventures products. We hope to further broaden the reach and depth of our services to strengthen and cement the reach of our brand. Ultimately, we intend to further expand and grow our business by combining unique and promising opportunities with our brand and clientele.

Through our subsidiaries, we currently operate Algodon Mansion, a Buenos Aires-based luxury boutique hotel property and we have redeveloped, expanded and repositioned a winery and golf resort property called Algodon Wine Estates for subdivision of a portion of this property for residential development. We have also established an e-commerce platform the for sale of high-end luxury fashion and accessories.

Developments and Trends

In December 2019, the 2019 novel coronavirus (“COVID-19”) surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020. The impacts of the outbreak are unknown and rapidly evolving. To date the outbreak has not had a material adverse impact on our operations. However, the future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain COVID-19. See also Item 1A—Risk Factors for more information

Investment in foreign real estate requires consideration of certain risks typically not associated with investing in the United States. Such risks include, trade balances and imbalances and related economic policies, unfavorable currency exchange rate fluctuations, imposition of exchange control regulation by the United States or foreign governments, United States and foreign withholding taxes, limitations on the removal of funds or other assets, policies of governments with respect to possible nationalization of their industries, political difficulties, including expropriation of assets, confiscatory taxation and economic or political instability in foreign nations or changes in laws which affect foreign investors. See also Item 1A—Risk Factors for more information.

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

Currently, GGH is developing lots for sale to third party builders and is not engaged in any construction activity. To date, twenty-five lots have been sold. The Company has closed on the sale of all 25 lots and recorded revenue of $1,468,000. Revenue is recorded when the deeds are issued. As of December 31, 2019, the Company has $838,471 of deposits for pending sales.

As reflected in our consolidated financial statements we have generated significant losses from operations of $6,698,134 and $5,254,781 for the years ended December 31, 2019 and 2018, respectively, consisting primarily of general and administrative expenses, raising substantial doubt that we will be able to continue operations as a going concern. We have suffered recurring losses from operations and our independent registered public accounting firm issued a report which includes an explanatory paragraph relating to our ability to continue as a going concern. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. Our business strategy may not be successful in addressing these issues and there can be no assurance that we will be able to obtain any additional capital. If we cannot execute our business plan (including acquiring additional capital), our stockholders may lose their entire investment in us. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase marketing our products and continue the development of our real estate holdings.

Financings

In 2019 and 2018, we raised, net of repayments, approximately $5,700,000 and $5,084,000, respectively of new capital through the issuance of debt and equity. We used the net proceeds from the closings of these private placement offerings for general working capital and capital expenditures.

Initiatives

We have implemented a number of initiatives designed to expand revenues and control costs. Revenue enhancement initiatives include expanding marketing, investment in additional winery capacity and developing new real estate development revenue sources. In August 2017, we completed a strategic acquisition of land directly adjacent to our existing property at AWE for $700,000, which more than doubles the size of AWE and provides room for continued expansion and growth. Our goal for 2020 and 2021 is to focus on actions that can result in immediate revenues, such as e-commerce sales, continued deeding of lots and real estate sales and greater distribution of our wines by supporting our importer and their network partners. We began our big push of e-commerce sales through our launch of the Gaucho—Buenos Aires brand at New York Fashion Week on September 12, 2019 to create momentum through the holiday season and bring in revenue.

Cost reduction initiatives include investment in equipment that will decrease our reliance on subcontractors, plus outsourcing and restructuring of certain functions. Further, we have begun to reduce operational expenses by approximately $800,000 per year by reducing administrative costs including non-renewal of the lease in August 2020 for our New York headquarters and reduction in workforce hours and marketing expenses. Some of these significant savings will be immediate, others will be unfolding in the coming weeks. Our goal is ultimately to reduce expenses of between $1-2 million in 2020. Our goal is to become more self-sufficient and less dependent on outside financing.

Liquidity

As reflected in our accompanying consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $88 million, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2019 and 2018, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing of our products and continue the development of our real estate holdings.

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

Consolidated Results of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The following table represents selected items in our consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively:

	For the Years Ended
	December 31,
	2019	2018

Sales	$1,284,437	$3,099,608
Cost of sales	(1,040,339)	(1,441,696)
Gross loss	244,098	1,657,912
Operating Expenses (Income)
Selling and marketing	482,677	317,404
General and administrative	6,428,625	6,423,540
Depreciation and amortization	196,438	171,749
Gain from insurance settlement	(165,508)	-
Total operating expenses	6,942,232	6,912,693
Loss from Operations	(6,698,134)	(5,254,781)

Other Expenses (Income)
Interest expense, net	360,413	611,297
Gain on foreign currency translation	(101,732)	(187,660)
Total other expenses	258,681	423,637
Net Loss	(6,956,815)	(5,678,418)
Net loss attributable to non-controlling interest	293,007	-
Series B preferred stock dividends	(721,057)	(724,108)
Net Loss Attributable to Common Stockholders	$(7,384,865)	$(6,402,526)

Overview

We reported net losses of approximately $7.0 million and $5.7 million for the years ended December 31, 2019 and 2018, respectively. The increase in net loss is primarily the result of the decrease in revenues as described below.

Revenues

Revenues from operations were approximately $1.3 million and $3.1 million during the years ended December 31, 2019 and 2018, respectively, reflecting a decrease of approximately $1.8 million or 59%. Decreases in revenue results primarily from a decrease in real estate sale revenue of approximately $1.5 million and a decrease of approximately $0.8 million resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar, which was partially offset by an increase in hotel room and event revenue of approximately $0.3 million. The average exchange rate of the Argentina peso increased from 28.88 for the year ended December 31, 2018 to 48.17 for the year ended December 31, 2019, which represents a decrease in the average worth of the Argentine peso from US $0.03 to $0.02.

Total sales from Argentina were approximately ARS $58.1 million during the year ended December 31, 2019 as compared to approximately ARS $83.9 million during the year ended December 31, 2018, reflecting a net decrease of approximately ARS $25.8 million or 31%. Hotel room and event revenues were approximately ARS $35.7 million and ARS $25.6 million during years ended December 31, 2019 and 2018, respectively, representing an increase of approximately ARS $10.1 million, or 40% due to higher occupancy and higher room rates. Real estate sale revenues were approximately ARS $0 million and ARS $39.4 million during the years ended December 31, 2019 and 2018, respectively, as a result of 25 lot sales during 2018. Restaurant revenues were approximately ARS $7.9 million and ARS $7.5 million during the years ended December 31, 2019 and 2018, respectively, representing an increase of approximately ARS $0.4 million or 5%. Argentine winemaking revenues were approximately ARS $6.0 million and ARS $6.2 million during the years ended December 31, 2019 and 2018, respectively, representing a decrease of approximately ARS $0.2 million or 3%. Other revenues, including golf, tennis and agricultural revenues, were ARS $8.5 million and ARS $5.1 million during the years ended December 31, 2019 and 2018, respectively, representing an increase of approximately ARS $3.4 million or 67%, of which ARS $1.5 million represents an increase in agricultural revenues and ARS $0.9 million represents an increase in maintenance fees.

Gross profit

We generated a gross profit of approximately $244,000 and $1,658,000 from operations for the years ended December 31, 2019 and 2018, respectively, representing a decrease of approximately $1,414,000 or 85%. The decrease results primarily from the decrease in real estate sale revenues of approximately $1,453,000.

Cost of sales, which consists of raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $402,000, from approximately $1,442,000 for the year ended December 31, 2018, to approximately $1,040,000 for the year ended December 31, 2019. A decrease of approximately $672,000 resulting from the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the year ended December 31, 2019 compared to the year ended December 31, 2018 and decrease in real estate costs of approximately $142,000 was partially offset by an increase in agricultural costs of approximately $161,000 and an increase in hotel costs of approximately $276,000.

The restaurant and golf and tennis business units at AWE realized negative margins in 2019 and 2018, due to significant fixed costs (i.e. depreciation on golf courses and tennis courts) related to these business units. The restaurant and golf and tennis are kept open every day at a loss, in order to support the image of the winery. During the year ended December 31, 2019, the Company recorded $193,564 of write-down related to obsolete and excess inventory.

Selling and marketing expenses

Selling and marketing expenses were approximately $483,000 and $317,000, for the years ended December 31, 2019 and 2018, respectively, representing an increase of approximately $166,000 or 52%, primarily resulting from marketing events for our new subsidiary, GGI, offset by the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

General and administrative expenses

General and administrative expenses were approximately $6,429,000 and $6,424,000 from operations for the years ended December 31, 2019 and 2018, respectively, representing a decrease of approximately $5,000.

Depreciation and amortization expense

Depreciation and amortization expense were approximately $196,000 and $172,000 during the years ended December 31, 2019 and 2018, respectively, representing an increase of approximately $24,000 or 14%. The increase in depreciation expense results from the increases resulting from the purchases of property and equipment during the period, partially offset by the impact of the decline in the value of the Argentine peso relative to the U.S. dollar during the period. Most of our property and equipment is located in Argentina and the gross cost being depreciated is impacted by the devaluation of the Argentine peso relative to the U.S. dollar.

Gain from insurance settlement

Gain from insurance settlement of approximately $166,000 during the year ended December 31, 2019 represents insurance proceeds received for fire damage to property and equipment.

Interest expense, net

Interest expense was approximately $360,000 and $611,000 during the years ended December 31, 2019 and 2018, respectively, representing a decrease of approximately $251,000 or 41%. The decrease is primarily related to the decrease in amortization of debt discount on convertible debt for notes that matured on March 31, 2019 and the decrease in the principal balance of debt outstanding during 2019, as a result of the conversion of approximately $2,107,000 of debt and related interest payable into equity of GGI and the conversion of approximately $103,000 of debt and related interest payable into GGH common stock.

Liquidity and Capital Resources

We measure our liquidity in variety of ways, including the following:

	For the Years Ended
	December 31,
	2019	2018

Cash	$40,378	$58,488
Working Capital Deficiency	$(3,309,206)	$(4,188,924)

Based upon our working capital situation as of December 31, 2019, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2019 and 2018, we have relied primarily on debt and equity offerings to third party independent, accredited investors, and related parties to sustain operations. During the year ended December 31, 2019, we received proceeds of approximately $4,611,000 from the sale of common stock, proceeds from the issuance of convertible debt of approximately $786,000, proceeds from related party loans payable of approximately $566,000, and proceeds from investor deposits of approximately $30,000.

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

Sources and Uses of Cash for the Years Ended December 31, 2019 and 2018

Net Cash Used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2019 and 2018, amounted to approximately $6,080,000 and $4,346,000, respectively. During the year ended December 31, 2019, the net cash used in operating activities was primarily attributable to the net loss of approximately $6,957,000, adjusted for approximately $1,058,000 of non-cash expenses and $181,000 of cash used to fund changes in the levels of operating assets and liabilities. During the year ended December 31, 2018, the net cash used in operating activities was primarily attributable to the net loss of approximately $5,678,000, adjusted for approximately $878,000 of non-cash expenses and $454,000 of cash provided by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2019 and 2018 amounted to approximately $214,000 and $292,000, respectively. During the year ended December 31, 2019 the net cash used in investing activities was primarily attributable to the purchase of property and equipment of approximately $139,000 and a purchase of an Argentine government bond of approximately $75,000. During the year ended December 31, 2018 the net cash used in investing activities was primarily attributable to the purchase of property and equipment of approximately $292,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2019 and 2018 amounted to approximately $5,700,000 and $5,084,000, respectively. For the year ended December 31, 2019, the net cash provided by financing activities resulted primarily from proceeds of approximately $4,611,000 from the sale of common stock, proceeds from the issuance of convertible debt of approximately $786,000, proceeds from related party loans payable of approximately $566,000, and proceeds from investor deposits of approximately $30,000, partially offset by convertible debt and loan repayments of approximately $293,000. For the year ended December 31, 2018, the net cash provided by financing activities resulted primarily from the proceeds from convertible debt obligations of approximately $3,508,000, net proceeds from the issuance of equity securities of approximately $1,324,000, proceeds from loans payable of approximately $580,000 partially offset by net repayments of debt of approximately $200,000, and dividends paid of approximately $128,000.

Going Concern and Management’s Liquidity Plans

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 2 to the accompanying consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and development activities and have suffered substantial recurring losses from operations since our inception. Further, while the Company plans to apply to NASDAQ later this year to uplist its common stock, should that effort not be successful, the Company would be required, on December 31, 2020, to redeem all Series B Shares that have not been previously converted to common stock. The cost to redeem these shares would likely have a materially adverse effect on the Company’s financial position and would likely require either the liquidation of certain Company assets or an effort to raise new equity or debt financing. Whether the Company would be able to consummate any such transaction, should it need to do so, on economically beneficial terms or otherwise, cannot be presently known. These conditions raise substantial doubt that we will be able to continue operations as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Based on current cash on hand and subsequent activity as described herein, our cash-on-hand only allows us to operate our business operations on a month-to-month basis. Because of our limited cash availability, we have scaled back our operations to the extent possible. While we are exploring opportunities with third parties and related parties to provide some or all of the capital we need, we have not entered into any agreement to provide us with the necessary capital. Historically, we have been successful in raising funds to support our capital needs. However, if we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a report which includes an explanatory paragraph relating to our ability to continue as a going concern in conjunction with their audit of our December 31, 2019 and 2018 consolidated financial statements.

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

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, the we must make estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates and assumptions include the valuation of equity instruments, the value of right-of-use assets and related lease liabilities, the useful lives of property and equipment and reserves associated with the realizability of certain assets.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound) except for the Company’s Argentine subsidiaries for the six-month period from July 31, 2018 through December 31, 2018 and the year ended December 31, 2019, as described above. Prior to the transition of Argentine operations to highly inflationary status on July 1, 2018, these foreign subsidiaries translated assets and liabilities from their local currencies to U.S. dollars using period end exchange rates while income and expense accounts were translated at the average rates in effect during the during the period. The resulting translation adjustment is recorded as part of other comprehensive loss, a component of shareholders’ deficit. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings.

Inventory

Inventories are comprised primarily of vineyard in process, wine in process, finished wine, food and beverage items, plus luxury clothes and accessories which are stated at the lower of cost or net realizable value (which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation), with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the creation of products for resale, are recorded as inventory. Vineyard in process represents the monthly capitalization of farming expenses (including farming labor costs, usage of farming supplies and depreciation of the vineyard and farming equipment) associated with the growing of grape, olive and other fruits during the farming year which culminates with the February/March harvest. Wine in process represents the capitalization of costs during the winemaking process (including the transfer of grape costs from vineyard in process, winemaking labor costs and depreciation of winemaking fixed assets, including tanks, barrels, equipment, tools and the winemaking building). Finished wines represents wine available for sale and includes the transfer of costs from wine in process once the wine is bottled and labeled. Other inventory consists of olives, other fruits, golf equipment and restaurant food.

In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. Inventory is carried at the lower of cost or net realizable value in accordance with ASC 330 “Inventory” and reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. Our estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for our products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. During the year ended December 31, 2019, the Company recorded $193,564 of write-down related to obsolete and excess inventory.

Convertible Debt

We record a beneficial conversion feature (“BCF”) related to the issuance of notes which are convertible at a price that is below the market value of the Company’s stock when the note is issued. The intrinsic value of the BCF is recorded as debt discount which is amortized to interest expense over the life of the respective note using the effective interest method. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant. The fair value amount of the shares expected to ultimately vest is then recognized over the period for which services are required to be provided in exchange for the award, usually the vesting period. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period that the estimates are revised. We account for forfeitures as they occur.

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

Accounts Receivable

Accounts receivable primarily represent receivables from hotel guests who occupy rooms and wine sales to commercial customers. We provide an allowance for doubtful accounts when it determines that it is more likely than not a specific account will not be collected.

Real Estate Lots Held for Sale

As the development of a real estate lot is completed and the lot becomes available for immediate sale in its present condition, the lot is marketed for sale and is included in real estate lots held for sale on the Company’s balance sheet. Real estate lots held for sale are reported at the lower of carrying value or fair value less cost to sell. If the carrying value of a real estate lot held for sale exceeds its fair value less estimated selling costs, an impairment charge is recorded. We did not record any impairment charge in connection with real estate lots held for sale during the year ended December 31, 2019 or 2018.

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. There were no impairments of long-lived assets for the years ended December 31, 2019 and 2018, respectively.

Segment Information

The FASB has established standards for reporting information on operating segments of an enterprise in interim and annual financial statements. We currently operate in three segments which are the (i) business of real estate development and manufacture, (ii) the sale of high-end fashion and accessories through an e-commerce platform and (iii) our corporate operations. This classification is consistent with how our chief operating decision maker makes decisions about resource allocation and assesses the Company’s performance.

Revenue Recognition

We earn revenues from the sale of real estate lots and sales of food and wine as well as hospitality, food & beverage, other related services, and from the sale of clothing and accessories. We recognize revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, we perform the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

Revenue from real estate lot sales is recorded when the lot is deeded, and legal ownership of the lot is transferred to the customer. Revenue from the sale of food, wine, agricultural products, clothes and accessories is recorded when the customer obtains control of the goods purchased. Revenues from hospitality and other services are recognized as earned at the point in time that the related service is rendered, and the performance obligation has been satisfied. Revenues from gift card sales are recognized when the card is redeemed by the customer. We do not recognize revenue for the portion of gift card values that is not expected to be redeemed (“breakage”) due to the lack of historical data.

The timing of our revenue recognition may differ from the timing of payment by our customers. A receivable is recorded when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. Deferred revenues associated with real estate lot sale deposits are recognized as revenues (along with any outstanding balance) when the lot sale closes, and the deed is provided to the purchaser. Other deferred revenues primarily consist of deposits accepted by us in connection with agreements to sell barrels of wine, advance deposits received for grapes and other agricultural products, and hotel deposits. Wine barrel and agricultural product advance deposits are recognized as revenues (along with any outstanding balance) when the product is shipped to the purchaser. Hotel deposits are recognized as revenue upon occupancy of rooms, or the provision of services.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method of accounting for income taxes pursuant to FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for taxable temporary differences and operating loss carry forwards. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Operating Leases

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of operating lease right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We are also required to recognize and measure new leases at the adoption date and recognize a cumulative-effect adjustment in the period of adoption using a modified retrospective approach, with certain practical expedients available.

We adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”) effective January 1, 2019 and elected to apply the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. ASC 842 requires us to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to lease evaluation. These changes include updated accounting policies affected by ASC 842 as well as redesigned internal controls over financial reporting related to ASC 842 implementation. Additionally, we have expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements. The standard had an impact on our consolidated balance sheets but did not have an impact on our consolidated statements of operations or consolidated statements of cash flows upon adoption. The most significant impact was the recognition of ROU assets and lease liabilities of $361,020, respectively, for operating leases. As of December 31, 2019, we had no leases that were classified as finance leases. The adoption of ASC 842 did not have a material impact on our results of operations or cash flows in the current year and prior year comparative periods and as a result, a cumulative-effect adjustment was not required.

New Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. We adopted ASU 2018-09 effective January 1, 2019. ASU 2018-09 did not have a material effect on our consolidated financial statements.

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

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” (“Topic 842”) (“ASU 2019-01”). These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied. (Issue 1). The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities. (Issue 2). Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. (Issue 3). The transition and effective date provisions apply to Issue 1 and Issue 2. They do not apply to Issue 3 because the amendments for that Issue are to the original transition requirements in Topic 842. ASU 2019-01 will become effective for us for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021; early adoption is still permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). We are currently evaluating ASU 2019-01 and its impact on our consolidated financial statements and financial statement disclosures.

In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections — Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)” (“ASU 2019-07”). ASU 2019-07 aligns the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. ASU 2019-07 is effective immediately. The adoption of ASU 2019-07 did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. We are evaluating the effect of adopting this new accounting guidance.

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Accounting Officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Accounting Officers concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2019, there were no material changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On February 17, 2020, the Board of Directors approved the offer and sale of a series of unsecured convertible promissory notes (the “Convertible Notes”) in an amount up to $1,500,000 and on March 29, 2020, unanimously approved an increase to $3,000,000 to accredited investors with a substantive pre-existing relationship with the Company, in a private placement. The Convertible Notes each have the same terms with a maturity date of December 31, 2020 (the “Maturity Date”) and mandatory conversion into common stock of the Company registered under the Securities Act of 1933, as amended (the “Securities Act”) with a 15% discount price to the offer and sale of the Company’s common shares upon a registered offering and uplist to Nasdaq (the “Mandatory Conversion”). At any time before the Mandatory Conversion but no later than the Maturity Date, holders of the Convertible Notes will have the right to convert the total principal amount of the Convertible Notes, together with all accrued and unpaid interest thereon into shares of unregistered common stock of the Company at the closing price of the Company’s stock as quoted on the over-the-counter market as of the trading day prior to receipt of the notice to convert. Between February 20, 2020 and March 30, 2020, the Company sold Convertible Notes in an aggregate amount of $625,000 to accredited investors who are all stockholders of the Company. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on March 11, 2020.

On March 29, 2020, the Board of Directors unanimously approved an additional Amendment to the Certificate of Designation of the Series B Convertible Preferred Stock (the “Third Amendment”) which extends the period in which holders of the Series B Shares may voluntarily elect to convert such shares into shares of common stock of the Company to December 31, 2020. In addition, the Series B Amendment extends the date upon which the Company shall redeem all then-outstanding Series B Shares and all unpaid accrued and accumulated dividends to December 31, 2020. The Third Amendment was approved by the holders of a majority of the Series B Shares on March 27, 2020 and the Third Amendment will be filed with the Delaware Secretary of State shortly after or contemporaneously with the filing of this Annual Report.

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

Name	Age	Entity	Title	Year Appointed
Scott L. Mathis	57	GGH	Chairman, Class III Director, Chief Executive Officer, President	April 1999
		TAR	General Manager (1)	December 2007
		APII	General Manager (1)	March 2009
		AWE	General Manager (1)	July 2007
		GGI	Chairman, Chief Executive Officer, President	September 2016
		BCI	President, Chief Executive Officer, Director	March 2020

Maria I. Echevarria	40	GGH	Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Compliance Officer	April 2015
		AEU	Chief Financial Officer	April 2015
		GGI	Chief Financial Officer, Treasurer and Secretary	January 2017
		BCI	Secretary, Treasurer	March 2020

Sergio O. Manzur Odstrcil	50	TAR	Chief Financial Officer, Chief Operating Officer(2)	March 2011
		APII	Chief Financial Officer	March 2011
		AWE	Chief Financial Officer, Chief Operating Officer (2)	September 2010

Steven A. Moel	76	GGH	Class I Director	April 2019
		GGI	Director	November 2018

Marc Dumont	76	GGH	Class I Director	Upon Nasdaq uplisting

John I. Griffin	84	GGH	Class I Director	Upon Nasdaq uplisting

Peter J.L. Lawrence	86	GGH	Class II Director	April 1999
		AEU	Director	November 2009
		GGI	Director	November 2018

(1)	Translation of Argentine statutory corporate office.
(2)	Mr. Manzur Odstrcil was appointed Chief Operating Officer of TAR and AWE on April 11, 2015.

Julian Beale served as a director of GGH from April 1999 through July 8, 2019.

Executive Officers

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

Directors

Steven A. Moel. M.D., J.D. Dr. Moel began serving as a director of GGH in April 2019 and has served as a director of Gaucho Group, Inc. as of November 2018. Previously, Dr. Moel served as a Senior Business Advisor for GGH. Dr. Moel is a medical doctor and licensed attorney (currently inactive). Dr. Moel had a private legal practice as a business and transactional attorney and is a member of the California and American Bar Associations and has served as legal counsel to many corporations. The Board has determined that he would be a valuable member of the Board due to his extensive and broad experience and knowledge in business. In addition to serving as a member of the Company’s Board of Advisors, Dr. Moel is presently a member of the board of directors of Hollywood Burger Holdings, Inc., a related party to the Company (International Fast Food Restaurants).

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

Peter J.L. Lawrence. Mr. Lawrence has served as a director of GGH since July 1999. The Board has determined that he is a valuable member of the Board due to his experience as an investor in smaller public companies and service as a director for a number of public companies.

Specifically, Mr. Lawrence was from 2000 to 2014 a director of Sprue Aegis plc, a U.K. company traded on the London Stock Exchange that designs and sells smoke and carbon monoxide detectors for fire protection of domestic and industrial premises in the U.K. and Europe. In the same period he also served as Chairman of Infinity IP, a private company involved with intellectual property and distribution in Australasia; and director of Hollywood Burger Holdings, Inc. From 1970 to 1996, Mr. Lawrence served as Chairman of Associated British Industries plc, a holding company of a group of chemical manufacturers making car engine and aviation jointings and sealants both for OEM and after markets, specialty waxes and anti-corrosion coatings for the automotive, tire and plastics industries in U.K, Europe and USA.

Mr. Lawrence has additional experience as a director of a publicly-traded company by serving as a director of Beacon Investment Trust PLC, a London Stock Exchange-listed company from 2003 to June 2010. Beacon invested in small and recently floated companies on the Alternative Investment Market of the London Stock Exchange. Mr. Lawrence served on the investment committee of ABI Pension fund for 20 years as well as the investment committee of Coram Foundation Children Charity founded in 1739 as the Foundling Hospital from 1977 to 2004. He received a Bachelor of Arts in Modern History from Oxford University where he graduated with honors.

Directors Elect/Advisors

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

Term of Office

At the Company’s 2019 annual stockholder meeting on July 8, 2019, the stockholders approved, among other things, an amendment to the bylaws of the Company to establish a staggered board of directors structure, whereby the Board of Directors is divided into three classes, as nearly equal in number as possible, designated: Class I, Class II and Class III, with each director serving for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected; provided, that each director initially appointed to Class I shall serve for an initial term expiring at the Company’s 2020 annual meeting of stockholders; each director initially appointed to Class II shall serve for an initial term expiring at the Company’s 2021 annual meeting of stockholders; and each director initially appointed to Class III shall serve for an initial term expiring at the Company’s 2022 annual meeting of stockholders.

Dr. Moel was appointed as a Class I director (his term expires at the Company’s 2020 annual meeting of stockholders), Mr. Lawrence as a Class II director (his term expires at the Company’s 2021 annual meeting of stockholders), and Mr. Mathis as a Class III director (his term expires at the Company’s 2022 annual meeting of stockholders). All directors will hold office until his term has expired and until his successor is elected and qualified or until his earlier resignation or removal.

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

FINRA Enforcement Action (2004-2015): In May 2007, InvestPrivate (now known as DPEC Capital), Scott Mathis and two other InvestPrivate officers entered into a settlement of a disciplinary action filed in May 2004 by the NASD (now known as FINRA), the regulatory body that had primary jurisdiction over InvestPrivate. As part of the settlement, the NASD expressly withdrew numerous allegations and charges, and also resolved almost all of the remaining charges in the case. Mr. Mathis received a 30-day suspension from acting in a principal capacity for InvestPrivate, and InvestPrivate was suspended for 60 days from accepting new engagements to offer private placements. The settling parties paid fines totaling $215,000, and InvestPrivate was also required to engage an independent consultant to evaluate InvestPrivate’s practices and procedures relating to private placement offerings, and to make necessary changes in response to the consultant’s recommendations.

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

While under FINRA’s rules the finding that Mr. Mathis was found to have acted willfully subjects him to a “statutory disqualification,” in September 2012, Mathis submitted to FINRA an application on Form MC-400 in which he sought permission to continue to work in the securities industry notwithstanding the fact that he is subject to a statutory disqualification. That application was approved in Mr. Mathis’ favor in April 2015. Mr. Mathis was at all times able to remain as an associated person of a FINRA member in good standing. Subsequently, the Company expanded into other business opportunities and the broker dealer subsidiary (DPEC Capital, Inc.) was no longer necessary to the Company’s operations. Therefore, Mr. Mathis voluntarily ceased all activities at the Company’s broker-dealer subsidiary (DPEC Capital, Inc.), and voluntarily terminated his registration with FINRA in December 2016, when DPEC Capital, Inc. elected to discontinue its operations and filed a Notice of Withdrawal as a Broker or Dealer on Form BDW.

Corporate Governance

In considering its corporate governance requirements and best practices, GGH looks to the Nasdaq Listed Company manual, which is available through the internet at http://nasdaq.cchwallstreet.com/.

Board Leadership Structure

The Board does not have an express policy regarding the separation of the roles of Chief Executive Officer and Board Chairman as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. The Board has not designated a lead independent director. Currently, Scott Mathis serves as both the Company’s Chief Executive Officer and Chairman of the Board. As Chief Executive Officer, Mr. Mathis is involved in the day-to-day operations of the Company and also provides strategic guidance on the Company’s operations. The Board believes Mr. Mathis’s experience and knowledge are valuable in the oversight of both the Company’s operations as well as with respect to the overall oversight of the Company at the Board level. The Board believes that this leadership structure is appropriate as Mr. Mathis is intimately knowledgeable with the Company’s current and planned operations.

Role of the Board and the Audit Committee in Risk Oversight

While management is charged with the day-to-day management of risks that GGH faces, the Board of Directors, and the Audit Committee of the Board, have been responsible for oversight of risk management. The full Board, and the Audit Committee since it was formed, have responsibility for general oversight of risks facing the Company. Specifically, the Audit Committee reviews and assesses the adequacy of GGH’s risk management policies and procedures with regard to identification of GGH’s principal risks, both financial and non-financial, and review updates on these risks from the Chief Financial Officer and the Chief Executive Officer. The Audit Committee also reviews and assesses the adequacy of the implementation of appropriate systems to mitigate and manage the principal risks.

Review and Approval of Transactions with Related Parties

The Board of Directors adopted a policy intended to comply with Item 404 of Regulation S-K of the 1934 Act as well as the Nasdaq Rules requiring that disinterested directors approve transactions with related parties which are not market-based transactions.

Generally, the Board of Directors will approve transactions only to the extent the disinterested directors believe that they are in the best interests of GGH and on terms that are fair and reasonable (in the judgment of the disinterested directors) to GGH. Our policy is available on our Company website at https://ir.gauchoholdings.com/governance-docs.

Audit Committee

The Board of Directors established the Audit Committee on April 15, 2015 and effective upon our uplisting to Nasdaq, our Audit Committee charter complies with Section 3(a)(58)(A) of the Exchange Act and Nasdaq Rule 5605. The Audit Committee was established to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The members of our Audit Committee are Messrs. Lawrence, Dumont, and Dr. Moel. The Board of Directors determined that Messrs. Lawrence, Dumont, and Dr. Moel were independent under SEC Rule 10A-3(b)(1) and Nasdaq Rule 5605(a)(2). The Board has determined that all current members of the Audit Committee are “financially literate” as interpreted by the Board in its business judgment. No members of the Audit Committee have been qualified as an audit committee financial expert, as defined in the applicable rules of the SEC because the Board believes that the Company’s status as a smaller reporting company does not require expertise beyond financial literacy.

The Audit Committee meets periodically with our independent accountants and management to review the scope and results of the annual audit and to review our financial statements and related reporting matters prior to the submission of the financial statements to the Board. In addition, the Audit Committee meets with the independent auditors at least on a quarterly basis to review and discuss the annual audit or quarterly review of our financial statements.

We have established an Audit Committee Charter that deals with the establishment of the Audit Committee and sets out its duties and responsibilities. The Audit Committee is required to review and reassess the adequacy of the Audit Committee Charter on an annual basis. The Audit Committee Charter is available on our Company website at https://ir.gauchoholdings.com/governance-docs.

No Nominating Committee

GGH has not established a nominating committee, however the Company adopted its Nomination Guidelines effective April 15, 2015 and updated them on December 6, 2017 to comply with the Nasdaq rules. Pursuant to Nasdaq Rule 5605, nominations must be made by a majority of the independent directors. Our independent directors are currently Messrs. Lawrence, Dumont, and Dr. Moel. Eligible stockholders may nominate a person to the Board of Directors based on the procedure set forth in the Nomination Guidelines. The Nomination Guidelines are available on our website at https://ir.gauchoholdings.com/governance-docs.

Compensation Committee

Effective upon our uplisting to Nasdaq, GGH created a compensation committee in compliance with Nasdaq Rule 5605(d). The Compensation Committee consists of only independent directors in accordance with Nasdaq Rule 5605(a)(2) and all non-employee directors for purposes of Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The compensation of the CEO (being Mr. Mathis) must be determined by the Compensation Committee and the CEO may not be present during voting or deliberations for his compensation.

The Compensation Committee is also responsible for making recommendations to the Board of Directors regarding the compensation of other executive officers, to review and administer our Company’s equity compensation plans, to review, discuss, and evaluate at least annually the relationship between risk management policies and practices and compensation, as well as oversee the Company’s engagement with stockholders and proxy advisors.

Although Nasdaq Rule 5605(d)(3) provides that the Compensation Committee may (in its discretion, not Board discretion) retain compensation consultants, independent legal counsel, and other advisors, the independent directors acting as the compensation committee have not decided to do so. Our Compensation Committee Charter is available at our website: https://ir.gauchoholdings.com/governance-docs.

Code of Business Conduct and Whistleblower Policy

On March 24, 2015, our Board of Directors adopted a Code of Business Conduct and Whistleblower Policy effective April 15, 2015 (the “Code of Conduct”). The Code of Conduct applies to all of our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct establishes standards and guidelines to assist our directors, officers, and employees in complying with both the Company’s corporate policies and with the law and is posted at our website: https://ir.gauchoholdings.com/governance-docs.

Insider Trading Policy and Policy on Trading Blackout Periods, Benefit Plans and Section 16 Reporting

Our Insider Trading Policy and policy on Trading Blackout Periods, Benefit Plans and Section 16 Reporting applies to all of our officers, directors, and employees and provides strict guidelines as to restrictions on trading activity in the Company’s stock. These policies are posted at our website: https://ir.gauchoholdings.com/governance-docs.

Stockholder Communications to the Board

Stockholders who are interested in communicating directly with members of the Board, or the Board as a group, may do so by writing directly to the individual Board member c/o Secretary, Gaucho Group Holdings, Inc., 135 Fifth Ave., 10th Floor, New York, NY 10010. The Company’s Secretary will forward communications directly to the appropriate Board member. If the correspondence is not addressed to the particular member, the communication will be forwarded to a Board member to bring to the attention of the Board. The Company’s Secretary will review all communications before forwarding them to the appropriate Board member.

Code of Ethics

Our Code of Ethics and Whistleblower Policy is applicable to all of the Company’s and its subsidiaries’ employees, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Compliance Office. The Code of Ethics contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code. A copy of our Code of Business Conduct and Whistleblower Policy of the Company is posted at our website at https://ir.gauchoholdings.com/governance-docs.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 and any amendments thereto filed with the Securities and Exchange Commission and stockholder reports from our transfer agent and written representations that no other reports were required, during the fiscal year ended December 31, 2019 our officers, directors and 10% or more stockholders complied with all Section 16(a) filing requirements applicable to them except that: (i) Mr. Mathis filed three Forms 4 late representing 12 transactions not reported on a timely basis; Ms. Echevarria filed two Forms 4 late representing three transactions not reported on a timely basis; Mr. Lawrence filed two Forms 4 late representing three transactions not reported on a timely basis; and Dr. Moel filed one Form 3 late representing one transaction not reported on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for our named executive officers, the compensation earned in the years ended December 31:

Summary Compensation Table for Executive Officers
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Scott L. Mathis(2)	2019	408,513	-	-	345,681	-	754,194
Chairman of the Board and Chief Executive Officer	2018	426,163	-	-	538,934	-	965,097

Maria I Echevarria(3)	2019	163,876	31,000	-	30,561	-	225,437
Chief Financial Officer and Chief Operating Officer	2018	150,000	35,000	-	14,628	-	199,628

1)	Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in the Company’s consolidated financial statements. Refer to the Outstanding Equity Awards at Fiscal Year End schedule regarding option details on an award-by-award basis. The above table does not include any options granted under the 2018 Gaucho Plan.
2)	On September 28, 2015, we entered into a new employment agreement with Scott Mathis, our CEO (the “Employment Agreement”). Among other things, the agreement provides for a three-year term of employment at an annual salary of $401,700 (subject to a 3% cost-of-living adjustment per year), bonus eligibility, paid vacation and specified business expense reimbursements. The agreement sets limits on the Mr. Mathis’ annual sales of GGH common stock. Mr. Mathis is subject to a covenant not to compete during the term of the agreement and following his termination for any reason, for a period of twelve months. Upon a change of control (as defined by the agreement), all of Mr. Mathis’ outstanding equity-based awards will vest in full and his employment term resets to two years from the date of the change of control. Following Mr. Mathis’s termination for any reason, Mr. Mathis is prohibited from soliciting Company clients or employees for one year and disclosing any confidential information of GGH for a period of two years. The agreement may be terminated by the Company for cause or by the CEO for good reason, in accordance with the terms of the agreement. On February 19, 2020, the independent members of the Board of Directors most recently extended the agreement until May 31, 2020. All other terms of the Employment Agreement remain the same. Please see Item 9B—Other Information for further details.
3)	Maria Echevarria was appointed Chief Financial Officer, Chief Operating Officer, Secretary and Compliance Officer effective April 13, 2015.

Outstanding Equity Awards at Fiscal Year End

The following table provides information as to option awards granted by the Company and held by each of the named executive officers of GGH as of December 31, 2019. There have been no stock awards made to Mr. Mathis or Ms. Echevarria through December 31, 2019.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Scott L. Mathis	-	(1)	450,000	(1)	0.39	1/31/2024
	-	(2)	2,209,890	(2)	0.39	7/8/2024
	150,000	(3)	150,000	(3)	1.10	11/17/2022
	437,500	(4)	562,500	(4)	0.77	2/14/2023
	226,563	(5)	498,437	(5)	0.54	9/20/2023
Maria I. Echevarria	-	(6)	155,000	(6)	0.39	7/8/2024
	25,000	(7)	25,000	(7)	1.10	11/17/2022
	10,942	(8)	14,058	(8)	0.77	2/14/2023
	9,375	(9)	20,625	(9)	0.54	9/20/2023
	-	(10)	75,000	(10)	0.39	1/31/2024

The above table does not include any options granted under the 2018 Gaucho Plan.

(1)	On January 31, 2019, Mr. Mathis was granted an option to acquire 450,000 shares of the Company’s common stock, of which 112,500 shares underlying the option vest on January 31, 2020, and 28,125 shares vest every three months thereafter.
(2)	On July 8, 2019, Mr. Mathis was granted an option to acquire 2,209,890 shares of the Company’s common stock, of which 552,472 shares underlying the option vest on July 8, 2020, 138,120 shares vest on October 8, 2020, and 138,118 shares vest every three months thereafter.
(3)	On November 17, 2017, Mr. Mathis was granted an option to acquire 300,000 shares of the Company’s common stock, of which 75,000 shares underlying the option vest on December 17, 2018, and 18,750 shares vest every three months thereafter.
(4)	On February 14, 2018, Mr. Mathis was granted an option to acquire 1,000,000 shares of the Company’s common stock, of which 250,000 shares underlying the option vest on February 14, 2019, and 62,500 shares vest every three months thereafter.
(5)	On September 20, 2018, Mr. Mathis was granted an option to acquire 725,000 shares of the Company’s common stock, of which 181,250 shares underlying the option vest on September 20, 2019, and 45,313 shares vest every three months thereafter.
(6)	On July 8, 2019, Ms. Echevarria was granted an option to acquire 155,000 shares of the Company’s common stock, of which 38,750 shares underlying the option vest on July 8, 2020, 9,693 shares underlying the option vest on October 8, 2020, and 9,687 shares vest every three months thereafter.
(7)	On November 17, 2017, Ms. Echevarria was granted an option to acquire 50,000 shares of the Company’s common stock, of which 12,500 shares underlying the option vest on December 17, 2018, and 3,125 shares vest every three months thereafter.

(8)	On February 14, 2018, Ms. Echevarria was granted an option to acquire 25,000 shares of the Company’s common stock, of which 6,256 shares underlying the option vest on February 14, 2019, and 1,562 shares vest every three months thereafter.
(9)	On September 20, 2018, Ms. Echevarria was granted an option to acquire 30,000 shares of the Company’s common stock, of which 7,500 shares underlying the option vest on September 20, 2019, and 1,875 shares vest every three months thereafter.
(10)	On January 31, 2019, Ms. Echevarria was granted an option to acquire 75,000 shares of the Company’s common stock, of which 18,750 shares underlying the option vest on January 31, 2020, and 4,693 shares vest on April 30, 2020, and 4,687 shares vest every three months thereafter.

Director Compensation

The following table sets forth compensation received by our non-employee directors:

		Director Compensation
	Year	Fees Earned or Paid in Cash ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Total ($)
Peter Lawrence (2)	2019	-	-	-	26,292	26,292
	2018	-	-	-	19,450	19,450
Julian Beale (3)	2019	-	-	-	7,269	7,269
	2018	-	-	-	-	-
Steven A. Moel (4)	2019	-	-	-	8,543	8,543
	2018	-	-	-	3,890	3,890

The above table does not include any options granted under the 2018 Gaucho Plan.

(1)	Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in the Company’s consolidated financial statements.
(2)	As of December 31, 2019, Mr. Lawrence held options to acquire 650,000 shares of the Company’s common stock, of which 287,500 were vested and exercisable.
(3)	As of December 31, 2019, Mr. Beale held options to acquire 300,000 shares of the Company’s common stock, of which 218,750 were vested and exercisable. On July 8, 2019, Mr. Beale did not stand for re-election as a director is no longer a director of the Company.
(4)	As of December 31, 2019, Dr. Moel held options to acquire 140,000 shares of the Company’s common stock, of which 37,500 were vested and exercisable. Of that total, options to acquire 50,000 were issued to Dr. Moel on November 17, 2017 as compensation for his services on the Board of Advisors.

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

On July 8, 2019, the stockholders approved an increase in the number of shares available for awards under the 2018 Plan to 4,139,800, plus an increase every January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. Subsequently on July 8, 2019, the Board of Directors approved an increase in the number of shares available for awards under the 2018 Plan to 5,946,933, plus an increase every January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. As of January 22, 2019, there were no shares of common stock available for issuance in connection with awards under the 2018 Plan.

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

Gaucho Group, Inc. Equity Incentive Plan

On October 5, 2018, the Company, as the sole stockholder of GGI, and the Board of Directors of GGI approved the 2018 Equity Incentive Plan (the “2018 Gaucho Plan”). The Company and the Board of Directors of GGI adopted the 2018 Gaucho Plan to promote long-term retention of key employees of GGI and others who contribute to the growth of GGI.

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

As of January 22, 2020, options to purchase 6,595,000 shares of common stock of the Company have been granted under the 2018 Gaucho Plan.

The 2018 Gaucho Plan is administered and interpreted by GGI’s compensation committee, or the entire Board of Directors. In addition to determining who will be granted options or other awards under the 2018 Gaucho Plan and what type of awards will be granted, the committee has the authority and discretion to determine when awards will be granted and the number of awards to be granted. The committee also may determine the terms and conditions of the awards; amend the terms and conditions of the awards; how the awards may be exercised whether in cash or securities or other property; establish, amend, suspend, or waive applicable rules and regulations and appoint agents to administer the 2018 Gaucho Plan; take any action for administration of the 2018 Gaucho Plan; and adopt modifications to comply with laws of non-U.S. jurisdictions.

Participants in the 2018 Gaucho Plan consist of eligible persons, who are employees, officers, consultants, advisors, independent contractors, or directors providing services to GGI or any affiliate of GGI as determined by the committee. The committee may take into account the duties of persons selected, their present and potential contributions to the success of GGI and such other considerations as the committee deems relevant to the purposes of the 2018 Gaucho Plan.

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

Awards remain exercisable for a period of six months (but no longer than the original term of the award) after a participant ceases to be an employee or the consulting services are terminated due to death or disability. All restricted stock held by the participant becomes free of all restrictions, and any payment or benefit under a performance award is forfeited and cancelled at time of termination unless the participant is irrevocably entitled to such award at the time of termination, where termination results from death or disability. Termination of service as a result of anything other than death or disability results in the award remaining exercisable for a period of one month (but no longer than the original term of the award) after termination and any payment or benefit under a performance award is forfeited and cancelled at time of termination unless the participant is irrevocably entitled to such award at the time of termination. All restricted stock held by the participant becomes free of all restrictions unless the participant voluntarily resigns or is terminated for cause, in which event the restricted stock is transferred back to GGI.

The committee may amend, alter, suspend, discontinue or terminate the 2018 Gaucho Plan at any time; provided, however, that, without the approval of the stockholders of GGI, no such amendment, alteration, suspension, discontinuation or termination shall be made that, absent such approval: (i) violates the rules or regulations of any securities exchange that are applicable to the Company; (ii) causes the Company to be unable, under the Internal Revenue Code, to grant incentive stock options under the 2018 Gaucho Plan; (iii) increases the number of shares authorized under the 2018 Gaucho Plan; or (iv) permits the award of options or stock appreciation rights at a price less than 100% of the fair market value of a share on the date of grant of such award, as prohibited by the 2018 Gaucho Plan or the repricing of options or stock appreciation rights, as prohibited by the 2018 Gaucho Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 30, 2020, the Company had 60,321,615 shares of common stock issued and 60,271,082 outstanding, as well as 902,670 shares of Series B convertible preferred stock issued and outstanding. The following table sets forth certain information regarding our shares of common stock and Series B convertible preferred stock beneficially owned as of March 30, 2020, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children. In addition, the address of each of the persons set forth below (unless otherwise specified) is c/o GGH, 135 Fifth Avenue, 10th Floor, New York, New York 10010. The above table does not include any options granted under the 2018 Gaucho Plan.

Security Ownership of Certain Beneficial Owners and Management

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding(1)
More than 5% Stockholders
The WOW Group, LLC	3,777,425		5.5%
Directors and Named Executive Officers
Scott L. Mathis	5,705,341	(2)	8.1%
Maria I. Echevarria	84,368	(3)	*
Steven A. Moel	445,095	(4)	1.0%
Peter J.L. Lawrence	514,450	(5)	1.0%
Marc Dumont	793,801	(6)	1.1%
John I. Griffin	4,077,907	(7)	5.9%
All directors and executive officers as a group	11,620,962	(8)	17.1%

* Less than one percent

(1)	Based on 60,271,082 shares of our common stock outstanding on March 30, 2020, and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of March 30, 2020. Also includes 902,670 shares of Series B preferred stock outstanding on March 30, 2020 as converted to 9,026,700 shares of common stock. Calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934.
(2)	Consists of (a) 558,362 shares of our common stock owned by Mr. Mathis directly; (b) 3,777,425 shares owned by The WOW Group, LLC, of which Mr. Mathis is a controlling member; (c) 204,803 shares owned by Mr. Mathis’s 401(k) account; (d) 21,000 shares of common stock issuable upon the conversion of Series B convertible preferred stock and 18,900 common shares for voting purposes held by his 401(k) account; and (d) the right to acquire 1,143,751 shares of common stock subject to the exercise of options.
(3)	Consists of (a) 7,484 shares owned by Mrs. Echevarria’s 401(k) account and (b) 76,884 shares of our common stock issuable upon the exercise of stock options.
(4)	Consists of (a) 151,491 shares owned by Dr. Moel directly; (b) 176,546 shares held by Dr. Moel’s Roth IRA; (c) 26,693 shares held by Andrew Moel, his son; (d) 28,490 shares held by Erin Moel, his daughter; and (e) 61,875 shares issuable upon the exercise of stock options.
(5)	Consists of (a) 184,971 shares of our common stock owned by Mr. Lawrence directly; (b) 10,729 shares owned by Mr. Lawrence and his spouse as trustees for the Peter Lawrence 1992 Settlement Trust; and (c) 318,750 shares of our common stock issuable upon the exercise of stock options.
(6)	Director elect. Consists of (a) 450,000 shares owned by Mr. Dumont, his wife Vinciane Dumont, and his daughter Catherine Dumont, JTWROS; (b) 156,946 shares held by Mr. & Mrs. Dumont and Patrick Dumont, JTWROS; (c) 99,980 shares of common stock issuable upon the conversion of Series B convertible preferred stock held by Mr. & Mrs. Dumont and Patrick Dumont, JTWROS and 99,980 shares of common stock on an as converted basis to common stock for voting purposes; and (d) 86,875 shares issuable upon the exercise of stock options.
(7)	Director elect. Consists of (a) 1,705,515 common shares held by Mr. Griffin individually; (b) 1,743,647 common shares held by JLAL Holdings Ltd., an entity wholly controlled by Mr. Griffin; (c) 200,000 shares of common stock issuable upon the conversion of Series B convertible preferred stock held by Mr. Griffin individually and 180,000 shares of common stock on an as converted basis to common stock for voting purposes; (d) 401,870 shares of common stock issuable upon the conversion of Series B convertible preferred stock held by JLAL Holdings Ltd. and 361,683 shares of common stock on an as converted basis to common stock for voting purposes; and (e) 26,875 shares of our common stock issuable upon the exercise of stock options.
(8)	Consists of 9,183,102 shares of our common stock, 722,850 shares of our common stock issuable upon the conversion of Series B convertible preferred stock, and 1,715,010 shares of our common stock issuable upon the exercise of stock options.

The WOW Group, LLC

Scott Mathis is a managing member and holds a controlling interest in The WOW Group. Non-managing members include certain former DPEC Capital employees and certain GGH stockholders. The WOW Group’s only asset is its interest in GGH as of December 31, 2019.

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

The following is a description of transactions during the last fiscal year in which the transaction involved a material dollar amount and in which any of the Company’s directors, executive officers or holders of more than 5% of GGH common stock and Series B Preferred on an as- converted basis had or will have a direct or indirect material interest, other than compensation which is described under “Executive Compensation.”

● Accounts receivable – related parties. On April 1, 2010, the Company entered into an expense sharing agreement (“ESA”) with a related, but independent, entity under common management, Hollywood Burger Holdings, Inc. (“HBH”), to share expenses with GGH such as office space, support staff and other operating expenses. HBH is a private company founded by Scott Mathis which is developing Hollywood-themed fast food restaurants in the United States. Mr. Mathis is Chairman and Chief Executive Officer of HBH, and Maria Echevarria is Chief Financial Officer. The ESA was amended on April 1, 2011 and last amended on December 27, 2019 to reflect the current use of personnel, office space, professional services and additional general office expenses. Under this agreement, HBH owed $0 and $4,644, respectively, as of December 31, 2019 and 2018, respectively.

On or about December 27, 2019, the Board of Directors of both HBH and GGH approved an amendment to the ESA such that HBH would prepay expenses under the ESA to cover GGH’s financing needs. GGH has agreed to reduce HBH’s expense obligations under the ESA by 15% until such time that its prepayment has been reduced to zero. Upon successful completion of a public offering under certain terms, GGH will refund a majority of the amount HBH has prepaid under the ESA and the full amount to the extent it has available funds. As of December 31, 2019, HBH had repaid the amounts owed under the ESA, and prepaid an additional amount of $566,132 under the ESA.

● Shares held by affiliates in subsidiaries. Mr. Mathis, who is also the Chairman, CEO & President of the Gaucho Group, Inc., holds 18,736 shares of common stock of GGI, reflecting a conversion of $7,300 in principal and $194 in interest from his GGI Note. Marc Dumont, as an advisor and director elect upon listing of the Company on Nasdaq, and with his son, holds 511,156 shares of common stock of GGI, reflecting a conversion of $200,000 in principal and $4,462 in interest from their GGI Notes.

● Ownership in affiliates. Mr. Mathis is a managing member and holds a controlling interest in The WOW Group, LLC. Non-managing members include certain former DPEC Capital employees and certain GGH stockholders. The WOW Group’s only asset is its interest in GGH as of December 31, 2019 and 2018.

● Accounts payable – related parties. As part of the Company’s convertible note financing in early 2018, the Company sold promissory notes totaling $1,163,354 to John I. Griffin and his wholly owned company JLAL LLP. Mr. Griffin is an advisor and director elect upon listing of the Company on Nasdaq. The notes have a 90-day maturity, bear interest at 8% per annum and were convertible into the Company’s common stock at a at a 10% discount to the price used for the sale of the Company’s common stock in the Company’s next private placement offering. These notes matured on June 30, 2019 and are currently outstanding. The principal balance outstanding is no longer convertible, since the notes are past their maturity date. Interest continues to accrue based on the interest rate stated above.

Director Independence

Our Board of Directors has undertaken a review of its composition and the independence of each director. Based on the review of each director’s background, employment and affiliations, including family relationships, the Board of Directors has determined that three of our five directors (Peter J.L. Lawrence, Steven A. Moel, and Marc Dumont) are “independent” under the rules and regulations of the SEC and Section 5062(a)(2) of the Nasdaq Rules. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of the Company’s capital stock. Mr. Mathis was not deemed independent as a result of his service as our Chief Executive Officer, and his significant stock ownership. Mr. Griffin may not be deemed independent because of the promissory notes outstanding with the Company as disclosed above.

Indemnification Agreements

Our amended and restated certificate of incorporation and our amended and restated bylaws require us to indemnify our directors to the fullest extent permitted by Delaware law.

Information related to the independence of our directors is provided under the section titled “Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Marcum, LLP, our independent registered public accounting firm, for the years ended December 31, 2019 and 2018:

	2019	2018
Audit fees (1)	$300,776	$240,000
Audit-related fees (2)	62,004	15,000
Tax fees	55,255	35,000
	$418,035	$290,000

(1)	Represents fees for services performed in connection with our public offering, the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2019 and 2018, and the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q during 2019 and 2018.
(2)	Represents primarily travel costs associated with the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2019 and 2018.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10K.

Exhibit	Description
1.1	Form of Underwriting Agreement [11]
3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013 [1]
3.2	Amendment to the Amended and Restated Certificate of Incorporation filed September 20, 2018 and effective October 1, 2018 [9]
3.3	Amendment to the Amended and Restated Certificate of Incorporation filed March 1, 2019 and effective March 11, 2019 [10]
3.4	Amended and Restated Bylaws [8]
3.5	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 [12]
4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013 [1]
4.2	Amendment No. 1 to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated February 28, 2017 [2]
4.3	Certificate of Designation of Series B Convertible Preferred Stock, dated February 28, 2017 [2]
4.4	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on December 3, 2019 and filed with the Delaware Secretary of State.[13]
4.5	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on January 30, 2020 and filed with the Delaware Secretary of State. [14]
4.6	2016 Stock Option Plan. [3]
4.7	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016. [3]
4.8	2018 Equity Incentive Plan. [9]
4.9	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 [12]
4.10	Amendment to the Company’s 2018 Equity Incentive Plan effective July 8, 2019 as approved by the Board of Directors [15]
4.11	Underwriters’ Warrant [16]
4.12	Description of Capital Stock of the Company*
10.1	Employment Agreement by and between the Company and Scott L. Mathis dated September 28, 2015 [6]
10.2	Agreement of Lease between 135 Fifth Avenue LLC and Diversified Biotech Holdings Corp. dated July 1, 2006 and Amendment of Lease between 135 Fifth Avenue LLC and Diversified Private Equity Corp., dated September 1, 2010 [1]
10.3	Second Amendment of Lease between 135 Fifth Avenue LLC and Diversified Private Equity Corp., dated July 10, 2015 [5]
10.4	Investor Relations Consulting Agreement between MZHCI, LLC and the Company, dated April 8, 2016 [7]
10.5	Expense Sharing Agreement between Hollywood Burger Holdings Inc. and the Company, dated April 1, 2010, as last amended on December 27, 2019 [17]
14.1	Amended Code of Business Conduct and Ethics and Whistleblower Policy [8]
14.2	Audit Committee Charter [4]

21.1	Subsidiaries of Gaucho Group Holdings, Inc.*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Algodon Wine Estates Property Map [15]
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2017.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2017.
4.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2015.
5.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 30, 2016.
6.	Incorporated by reference from the Company’s Quarterly report on Form 10-Q, filed on November 16, 2015.
7.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 16, 2016.
8.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 20, 2017.
9.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
10.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 14, 2019.
11.	Incorporated by reference to the Company’s Amended Registration Statement on Form S-1 filed on September 30, 2019.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2019.
14.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2020.
15.	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on August 30, 2019.
16.	Incorporated by reference to the Company’s Amended Registration Statement on Form S-1 filed on September 30, 2019.
17.	Incorporated by reference to the Company’s Amended Registration Statement on Form S-1 filed on January 27, 2020.
*	Filed herewith.
**	Furnished, not filed herewith.

ITEM 16. FORM 10-K SUMMARY

This Item is optional and the registrant is not required to furnish this information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAUCHO GROUP HOLDINGS, INC.

Dated: March 30, 2020	By:	/s/ Scott L. Mathis
Scott L. Mathis
Principal Executive Officer

Dated: March 30, 2020	By:	/s/ Maria Echevarria
Maria I. Echevarria
Principal Financial and Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 30, 2020	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: March 30, 2020	By:	/s/ Maria Echevarria
Maria I. Echevarria
Chief Financial Officer (principal financial and accounting officer)

Dated: March 30, 2020	By:	/s/ Peter J.L. Lawrence
Peter J.L. Lawrence
Director

Dated: March 30, 2020	By:	/s/ Steven A. Moel
Steven A. Moel
Director

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gaucho Group Holdings, Inc. and Subsidiaries,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gaucho Group Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, changes in temporary equity and stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of the guidance in ASC Topic 842, Leases.

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

New York, NY
March 30, 2020

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

Assets

Current Assets
Cash	$40,378	$58,488
Accounts receivable, net of allowance of $126,216 and $1,681 at December 31, 2019 and 2018, respectively	335,622	457,745
Accounts receivable - related parties, net of allowance of $514,087 at each of December 31, 2019 and 2018, respectively	39,837	71,650
Advances to employees	281,783	281,783
Inventory	1,163,260	1,033,895
Real estate lots held for sale	139,492	139,492
Operating lease right-of-use asset	148,581	-
Investment	74,485	-
Prepaid expenses and other current assets	205,309	193,360

Total Current Assets	2,428,747	2,236,413

Long Term Assets
Property and equipment, net	2,914,715	2,972,364
Prepaid foreign taxes, net	474,130	369,590
Investment - related parties	3,470	7,840
Deposits	99,298	61,284

Total Assets	$5,920,360	$5,647,491

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2019	2018

Liabilities, Temporary Equity and Stockholders’ Deficiency

Current Liabilities
Accounts payable	$823,762	$497,817
Accrued expenses, current portion	1,122,345	1,185,367
Deferred revenue	899,920	1,038,492
Operating lease liabilities	157,826	-
Loans payable, current portion, net of debt discount	781,719	871,106
Loans payable - related parties	566,132	-
Debt obligations, net of discount	1,270,354	2,732,654
Investor deposits	29,950	-
Other current liabilities	85,945	99,901

Total Current Liabilities	5,737,953	6,425,337

Long Term Liabilities
Accrued expenses, non-current portion	86,398	57,786
Loans payable, non-current portion, net of debt discount	96,583	234,791

Total Liabilities	5,920,934	6,717,914

Commitments and Contingencies

Series B convertible redeemable preferred stock, par value $0.01 per share, 902,670 shares authorized, issued and outstanding at December 31, 2019 and 2018, respectively. Liquidation preference of $10,376,284 at December 31, 2019.	9,026,824	9,026,824

Stockholders’ Deficiency

Preferred stock, 11,000,000 shares authorized:
Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; no shares are available for issuance.	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 60,321,615 and 46,738,533 shares issued and 60,271,082 and 46,688,000 shares outstanding as of December 31, 2019 and 2018, respectively.	603,215	467,384
Additional paid-in capital	90,675,518	83,814,442
Accumulated other comprehensive loss	(12,399,833)	(13,110,219)
Accumulated deficit	(87,886,307)	(81,222,499)
Treasury stock, at cost, 50,533 shares at December 31, 2019 and 2018	(46,355)	(46,355)

Total Gaucho Group Holdings, Inc. Stockholders’ Deficiency	(9,053,762)	(10,097,247)

Non-controlling interest	26,364	-

Total Stockholders’ Deficiency	(9,027,398)	(10,097,247)

Total Liabilities, Temporary Equity and Stockholders’ Deficiency	$5,920,360	$5,647,491

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2019	2018

Sales	$1,284,437	$3,099,608
Cost of sales	(1,040,339)	(1,441,696)
Gross profit	244,098	1,657,912
Operating Expenses (Income)
Selling and marketing	482,677	317,404
General and administrative	6,428,625	6,423,540
Depreciation and amortization	196,438	171,749
Gain from insurance settlement	(165,508)	-
Total operating expenses	6,942,232	6,912,693
Loss from Operations	(6,698,134)	(5,254,781)

Other Expense (Income)
Interest expense, net	360,413	611,297
Gains from foreign currency transactions	(101,732)	(187,660)
Total other expense	258,681	423,637
Net Loss	(6,956,815)	(5,678,418)
Net loss attributable to non-controlling interest	293,007	-
Series B preferred stock dividends	(721,057)	(724,108)
Net Loss Attributable to Common Stockholders	$(7,384,865)	$(6,402,526)

Net Loss per Common Share	$(0.14)	$(0.14)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	54,649,883	44,889,732

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2019	2018

Net loss	$(6,956,815)	$(5,678,418)
Other comprehensive gain (loss):
Foreign currency translation adjustments	710,386	(2,314,409)
Comprehensive loss	(6,246,429)	(7,992,827)
Comprehensive loss attributable to non-controlling interests	293,007	-
Comprehensive loss attributable to controlling interests	$(5,953,422)	$(7,992,827)

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND
STOCKHOLDERS’ DEFICIENCY

	Series B Convertible Redeemable						Additional	Accumulated Other		Gaucho Group Holdings	Non	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Deficiency
Balance - January 1, 2018	902,670	$9,026,824	43,067,546	430,674	4,411	(14,070)	80,902,967	(10,795,810)	(75,544,081)	(5,020,320)	-	(5,020,320)
Stock-based compensation:
Common stock issued in satisfaction of 401(k) profit sharing liability	-	-	116,284	1,163	-	-	80,236	-	-	81,399	-	81,399
Options and warrants	-	-	-	-	-	-	716,249	-	-	716,249	-	716,249
Common stock issued for cash	-	-	1,890,993	18,911	-	-	1,304,784	-	-	1,323,695	-	1,323,695
Beneficial conversion feature on convertible debt issued	-	-	-	-	-	-	227,414	-	-	227,414	-	227,414
Common stock issued upon conversion of convertible debt and interest	-	-	1,285,517	12,855	-	-	797,020	-	-	809,875	-	809,875
Dividends declared on Series B convertible redeemable preferred stock	-	-	-	-	-	-	(474,719)	-	-	(474,719)	-	(474,719)
Common stock issued in satisfaction of dividends payable	-	-	378,193	3,781	-	-	260,491	-	-	264,272	-	264,272
Common stock returned to the Company to satisfy receivable	-	-	-	-	46,122	(32,285)	-	-	-	(32,285)	-	(32,285)
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(5,678,418)	(5,678,418)	-	(5,678,418)
Other comprehensive loss	-	-	-	-	-	-	-	(2,314,409)	-	(2,314,409)	-	(2,314,409)
Balance - December 31, 2018	902,670	9,026,824	46,738,533	467,384	50,533	(46,355)	83,814,442	(13,110,219)	(81,222,499)	(10,097,247)	-	(10,097,247)
Stock-based compensation:
Common stock issued in satisfaction of 401(k) profit sharing liability	-	-	181,185	1,812	-	-	61,602	-	-	63,414	-	63,414
Options and warrants	-	-	-	-	-	-	432,187	-	-	432,187	-	432,187
Common stock issued for cash	-	-	13,173,428	131,734	-	-	4,478,966	-	-	4,610,700	-	4,610,700
Common stock issued upon conversion of convertible debt and interest	-	-	83,587	836	-	-	51,824	-	-	52,660	-	52,660
Debt converted to common stock of GGI	-	-	-	-	-	-	1,787,237	-	-	1,787,237	319,371	2,106,608
Common stock issued in satisfaction of debt obligations	-	-	144,882	1,449	-	-	49,260	-	-	50,709	-	50,709
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(6,663,808)	(6,663,808)	(293,007)	(6,956,815)
Other comprehensive income	-	-	-	-	-	-	-	710,386	-	710,386	-	710,386
Balance - December 31, 2019	902,670	$9,026,824	60,321,615	603,215	50,533	(46,355)	90,675,518	(12,399,833)	(87,886,307)	(9,053,762)	26,364	(9,027,398)

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(6,956,815)	$(5,678,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	55,196	63,414
Options and warrants	432,187	716,249
Gain on foreign currency translation	(101,732)	(187,660)
Net realized and unrealized investment losses	4,370	18,561
Depreciation and amortization	196,438	171,749
Loss on disposal of asset	401	-
ROU asset amortization	212,441	-
Amortization of debt discount	21,336	259,709
Provision for (recovery of) uncollectible assets	126,157	(163,613)
Write-down of inventory	193,564	-
Decrease (increase) in assets:
Accounts receivable	(181,247)	281,677
Inventory	(322,929)	(191,973)
Deposits	(38,014)	-
Prepaid expenses and other current assets	(116,563)	(255,240)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	615,792	724,014
Changes in operating lease liabilities	(203,196)	-
Deferred revenue	(3,841)	(185,147)
Other liabilities	(13,956)	80,745
Total Adjustments	876,404	1,332,485
Net Cash Used in Operating Activities	(6,080,411)	(4,345,933)
Cash Flows from Investing Activities
Purchase of property and equipment	(139,271)	(292,213)
Purchase of investment	(74,485)	-
Net Cash Used in Investing Activities	(213,756)	(292,213)
Cash Flows from Financing Activities
Proceeds from loans payable	-	580,386
Proceeds from loans payable - related parties	566,132	-
Repayments of loans payable	(197,034)	(199,910)
Proceeds from convertible debt obligations	786,000	3,507,530
Repayments of debt obligations	(95,500)	-
Dividends paid in cash	-	(127,502)
Proceeds from common stock offering	4,610,700	1,323,695
Proceeds from investor deposits	29,950	-
Net Cash Provided by Financing Activities	5,700,248	5,084,199
Effect of Exchange Rate Changes on Cash	575,809	(745,868)
Net Decrease in Cash	(18,110)	(299,815)
Cash - Beginning of Year	58,488	358,303
Cash - End of Year	$40,378	$58,488

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended
	December 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Interest paid	$333,091	$358,114
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Accrued stock based compensation converted to equity	$63,414	$81,399
Debt and interest payable converted to equity	$52,660	$809,875
Notes payable exchanged for common stock of GGI	$2,106,608	$-
Common stock issued in satisfaction of debt obligations	$50,709	$-
Common stock returned to Company to satisfy receivable	$-	$32,285
Beneficial conversion feature	$-	$227,414
Dividends declared on Series B Convertible Redeemable Preferred Stock	$-	$474,719
Common stock issued to satisfy dividends payable	$-	$264,272

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As wholly owned subsidiaries of GGH, InvestProperty Group, LLC (“IPG”) and Algodon Global Properties, LLC (“AGP”) operate as holding companies that invest in, develop and operate global real estate and other lifestyle businesses such as wine production and distribution, golf, tennis, and restaurants. GGH operates its properties through its ALGODON® brand. IPG and AGP have invested in two ALGODON® brand projects located in Argentina. The first project is Algodon Mansion, a Buenos Aires-based luxury boutique hotel property that opened in 2010 and is owned by the Company’s subsidiary, The Algodon – Recoleta, SRL (“TAR”). The second project is the redevelopment, expansion and repositioning of a Mendoza-based winery and golf resort property now called Algodon Wine Estates (“AWE”), the integration of adjoining wine producing properties, and the subdivision of a portion of this property for residential development. GGH’s wholly owned subsidiary Algodon Europe, Ltd., is a United Kingdom wine distribution company. GGH also holds a 79% ownership interest in its subsidiary Gaucho Group, Inc. (“GGI”) which began operations in 2019 for the manufacture, distribution and sale of high-end luxury fashion and accessories through an e-commerce platform.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses of $6,956,815 and $5,678,418 during the years ended December 31, 2019 and 2018, respectively. Cash used in operating activities was $6,080,411 and $4,345,933 for the years ended December 31, 2019 and 2018, respectively. Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months from the date these financial statements are made available. Further, while the Company plans to apply to NASDAQ later this year to uplist its common stock, should that effort not be successful, the Company would be required, on December 31, 2020, to redeem all Series B Shares that have not been previously converted to common stock. The cost to redeem these shares would likely have a materially adverse effect on the Company’s financial position and would likely require either the liquidation of certain Company assets or an effort to raise new equity or debt financing. Whether the Company would be able to consummate any such transaction, should it need to do so, on economically beneficial terms or otherwise, cannot be presently known. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2019 the Company funded its operations with the net proceeds of debt and equity financing of $5,700,248.

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

In December 2019, the 2019 novel coronavirus (“COVID-19”) surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020. The impacts of the outbreak are unknown and rapidly evolving. To date the outbreak has not had a material adverse impact on our operations. However, the future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain COVID-19.

These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of Gaucho Group Holdings, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Non-Controlling Interest

As a result of the conversion of certain convertible debt into shares of GGI common stock, GGI investors obtained a 21% ownership interest in GGI, which is recorded as a non-controlling interest. The profits and losses of GGI are allocated between the controlling interest and the non-controlling interest in the same proportions as their membership interest. (See Note 11 – Debt Obligations)

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, the Company must make estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company include the valuation of equity instruments, the value of right-of-use assets and related lease liabilities, the useful lives of property and equipment and reserves associated with the realizability of certain assets.

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

For operations in highly inflationary economies, monetary asset and liabilities are translated at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are translated at historical exchange rates. Under highly inflationary accounting, the Company’s Argentina subsidiaries’ functional currency became the United States dollar. Nonmonetary assets and liabilities existing on July 1, 2018 (the date that the Company adopted highly inflation accounting) were translated using the Argentina Peso to United States Dollar exchange rate in effect on June 30, 2018, which was 28.880. Since the adoption of highly inflationary accounting, activity in nonmonetary assets and liabilities is translated using historical exchange rates, monetary assets and liabilities are translated at using the exchange rate at the balance sheet date, and income and expense accounts are translated at the weighted average exchange rate in effect during the period. Translation adjustments are reflected in income (loss) on foreign currency translation on the accompanying statements of operations. During the years ended December 31, 2019 and 2018, the Company recorded gains on foreign currency transactions of $101,732 and $187,660, respectively, as a result of the net monetary liability position of its Argentine subsidiaries.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound) except for the Company’s Argentine subsidiaries since July 1, 2018, as described above. Prior to the transition of Argentine operations to highly inflationary status on July 1, 2018, these foreign subsidiaries translated assets and liabilities from their local currencies to U.S. dollars using period end exchange rates while income and expense accounts were translated at the average rates in effect during the during the period. The resulting translation adjustment is recorded as part of other comprehensive loss, a component of stockholders’ deficit. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings.

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

Accounts Receivable

Accounts receivable primarily represent receivables from hotel guests who occupy rooms and wine sales to commercial customers. The Company provides an allowance for doubtful accounts when it determines that it is more likely than not a specific account will not be collected. Bad debt expense for the years ended December 31, 2019 and 2018 was $126,157 and $367, respectively. Write-offs of accounts receivable for the years ended December 31, 2019 and 2018 were $516 and $422, respectively.

Inventory

Inventories are comprised primarily of vineyard in process, wine in process, finished wine, food and beverage items, plus luxury clothes and accessories which are stated at the lower of cost or net realizable value (which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation), with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the creation of products for resale, are recorded as inventory. Costs of producing samples for marketing purposes are expensed as incurred and are included in selling and marketing expense on the accompanying statements of operations. Vineyard in process represents the monthly capitalization of farming expenses (including farming labor costs, usage of farming supplies and depreciation of the vineyard and farming equipment) associated with the growing of grape, olive and other fruits during the farming year which culminates with the February/March harvest. Wine in process represents the capitalization of costs during the winemaking process (including the transfer of grape costs from vineyard in process, winemaking labor costs and depreciation of winemaking fixed assets, including tanks, barrels, equipment, tools and the winemaking building). Finished wines represents wine available for sale and includes the transfer of costs from wine in process once the wine is bottled and labeled. Other inventory consists of olives, other fruits, golf equipment and restaurant food.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. The Company carries inventory at the lower of cost or net realizable value in accordance with ASC 330 “Inventory” and reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. The Company records an allowance for excess, slow moving, and obsolete inventory, calculated as the difference between the cost of inventory and net realizable value. Inventory allowances are charged to cost of sales and establish a lower cost basis for the inventory. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. During the year ended December 31, 2019, the Company recorded $193,564 of write-down related to obsolete and excess inventory.

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

Real Estate Lots Held for Sale

As the development of a real estate lot is completed and the lot becomes available for immediate sale in its present condition, the lot is marketed for sale and is included in real estate lots held for sale on the Company’s balance sheet. Real estate lots held for sale are reported at the lower of carrying value or fair value less cost to sell. If the carrying value of a real estate lot held for sale exceeds its fair value less estimated selling costs, an impairment charge is recorded. The Company did not record any impairment charge in connection with real estate lots held for sale during the years ended December 31, 2019 or 2018.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative Financial Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with FASB ASC 815 “Derivatives and Hedging” (“ASC 815”).  Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. Fair value accounting requires measurement of embedded derivatives at fair value. Changes in the fair value of derivative instruments are recognized in results of operation during the period of change.

Sequencing Policy

Under ASC 815-40-35 (“ASC 815”), the Company has adopted a sequencing policy, whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuances of securities granted as compensation in a share-based payment arrangement are not subject to the sequencing policy.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant. The fair value amount of the shares expected to ultimately vest is then recognized over the period for which services are required to be provided in exchange for the award, usually the vesting period. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period that the estimates are revised. The Company accounts for forfeitures as they occur.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $29,027 and $48,929 at December 31, 2019 and 2018, respectively, which represents cash held in Argentine bank accounts.

Foreign Operations

The following summarizes key financial metrics associated with the Company’s continuing operations (these financial metrics are immaterial for the Company’s operations in the United Kingdom):

	As of
	December 31,
	2019	2018
Assets - Argentina	$5,020,787	$5,151,626
Assets - U.S.	899,573	495,865
Total Assets	$5,920,360	$5,647,491

Liabilities - Argentina	$2,373,203	$4,440,345
Liabilities - U.S.	3,547,731	2,277,569
Total Liabilities	$5,920,934	$6,717,914

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended
	December 31,
	2019	2018
Revenues - Argentina	$1,272,772	$3,099,608
Revenues - U.S.	11,665	-
Total Revenues	$1,284,437	$3,099,608

Net loss - Argentina	$(1,559,766)	$(499,101)
Net loss - U.S.	(5,397,049)	(5,179,317)
Total Net Loss	$(6,956,815)	$(5,678,418)

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, the Company performs an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. There were no impairments of long-lived assets for the years ended December 31, 2019 and 2018, respectively.

Segment Information

The FASB has established standards for reporting information on operating segments of an enterprise in interim and annual financial statements. The Company currently operates in three segments which are the (i) business of real estate development and manufacture, (ii) the sale of high-end fashion and accessories through an e-commerce platform and (iii) its corporate operations. This classification is consistent with how the Company’s chief operating decision maker makes decisions about resource allocation and assesses the Company’s performance.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. ASC Topic 606 provides a single comprehensive model to use in accounting for revenue arising from contracts with customers, and gains and losses arising from transfers of non-financial assets including sales of property and equipment, real estate, and intangible assets. The Company adopted ASC Topic 606 on January 1, 2018 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC Topic 606 did not have a material impact on the Company’s consolidated financial statements as of the date of adoption, and therefore a cumulative-effect adjustment was not required.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company earns revenues from the sale of real estate lots and sales of food and wine as well as hospitality, food & beverage, other related services, and from the sale of clothing and accessories. The Company recognizes revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The following table summarizes the revenue recognized in the Company’s consolidated statements of operations:

	For the Years Ended
	December 31,
	2019	2018
Real estate sales	$-	$1,467,714
Hotel rooms and events	740,284	882,213
Restaurants	169,600	277,652
Winemaking	180,692	315,741
Golf, tennis and other	182,196	156,288
Clothes and accessories	11,665	-
Total revenues	$1,284,437	$3,099,608

Revenue from real estate lot sales is recorded when the lot is deeded, and legal ownership of the lot is transferred to the customer. To date, twenty-five lots have been sold. During 2018, the Company closed on the sale of all 25 lots and recorded revenue of $1,468,000.

Revenue from the sale of food, wine, agricultural products, clothes and accessories is recorded when the customer obtains control of the goods purchased. Revenues from hospitality and other services are recognized as earned at the point in time that the related service is rendered, and the performance obligation has been satisfied. Revenues from gift card sales are recognized when the card is redeemed by the customer. The Company does not recognize revenue for the portion of gift card values that is not expected to be redeemed (“breakage”) due to the lack of historical data.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2019 the Company did not recognized any revenue related to the sale of real estate lots which was included in deferred revenues as of December 31, 2018. For the year ended December 31, 2019, the Company did not recognize any revenue related to performance obligations satisfied in previous periods. Contracts related to the sale of wine, agricultural products and hotel services have an original expected length of less than one year. The Company has elected not to disclose information about remaining performance obligations pertaining to contracts with an original expected length of one year or less, as permitted under the guidance.

As of December 31, 2019 and 2018, the Company had deferred revenue of $838,471 and $995,327, respectively, associated with real estate lot sale deposits and had $61,449 and $43,165, respectively, of deferred revenue related to hotel deposits. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the consolidated statements of operations.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method of accounting for income taxes pursuant to FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for taxable temporary differences and operating loss carry forwards. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Years Ended
	December 31,
	2019	2018
Options	9,550,640	9,499,265
Warrants	566,742	1,229,630
Series B convertible preferred stock	9,026,700	9,026,700
Convertible debt	-	4,631,356
Total potentially dilutive shares	19,144,082	24,386,951

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”) effective January 1, 2019 and elected to apply the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. ASC 842 requires the Company to make significant judgments and estimates. As a result, the Company implemented changes to its internal controls related to lease evaluation. These changes include updated accounting policies affected by ASC 842 as well as redesigned internal controls over financial reporting related to ASC 842 implementation. Additionally, the Company has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements. The standard had an impact on the Company’s consolidated balance sheets but did not have an impact on the Company’s consolidated statements of operations or consolidated statements of cash flows upon adoption. The most significant impact was the recognition of ROU assets and lease liabilities of $361,020, respectively, for operating leases, while the Company’s accounting for finance leases remained substantially unchanged. The adoption of ASC 842 did not have a material impact on the Company’s results of operations or cash flows in the current year and prior year comparative periods and as a result, a cumulative-effect adjustment was not required.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2019 and 2018 was $319,919 and $156,006, respectively.

New Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company adopted ASU 2018-09 effective January 1, 2019. ASU 2018-09 did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the impact of adopting the updated provisions.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” (“Topic 842”) (“ASU 2019-01”). These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied. (Issue 1). The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities. (Issue 2). Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. (Issue 3). The transition and effective date provisions apply to Issue 1 and Issue 2. They do not apply to Issue 3 because the amendments for that Issue are to the original transition requirements in Topic 842. ASU 2019-01 will become effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021; early adoption is still permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating ASU 2019-01 and its impact on its consolidated financial statements and financial statement disclosures.

In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections — Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)” (“ASU 2019-07”). ASU 2019-07 aligns the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. ASU 2019-07 is effective immediately. The adoption of ASU 2019-07 did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effect of adopting this new accounting guidance.

4. INVENTORY

Inventory at December 31, 2019 and 2018 is comprised of the following:

	December 31,
	2019	2018
Vineyard in process	$304,067	$232,436
Wine in process	539,380	747,862
Finished wine	23,467	11,003
Clothes and accessories	224,965	-
Other	71,381	42,594
Total	$1,163,260	$1,033,895

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2019	2018
Buildings and improvements	$2,026,657	$1,971,057
Real estate development	669,167	587,481
Land	522,225	522,225
Furniture and fixtures	347,819	337,048
Vineyards	199,816	200,217
Machinery and equipment	487,618	492,205
Leasehold improvements	164,375	164,375
Computer hardware and software	231,228	216,082
	4,648,905	4,490,690
Less: Accumulated depreciation and amortization	(1,734,190)	(1,518,326)
Property and equipment, net	$2,914,715	$2,972,364

Depreciation and amortization of property and equipment was $196,438 and $197,729 for the years ended December 31, 2019 and 2018, respectively, of which $196,438 and $171,749 was recorded as expense in the accompanying statement of operations, and $0 and $25,980 was capitalized to inventory, respectively. Most of the Company’s property and equipment is located in Argentina and gross asset costs and accumulated depreciation reported in US dollars are impacted by the devaluation of the Argentine peso relative to the U.S. dollar.

During 2018, real estate development costs in the aggregate of $123,060 incurred in connection with twelve real estate lots that were completed during the period were transferred from property and equipment to real estate lots held for sale on the accompanying consolidated balance sheets.

6. PREPAID FOREIGN TAXES

Prepaid foreign taxes, net, of $474,130 and $369,590 at December 31, 2019 and 2018, respectively, consists primarily of prepaid value added tax (“VAT”) credits. VAT credits are recovered through VAT collections on subsequent sales of products by the Company. Prepaid VAT tax credits do not expire. Prepaid foreign taxes also include Argentine minimum presumed income tax (“MPIT”) credits, which are deemed unrealizable and are fully reserved. MPIT credits expire after ten years.

In assessing the realization of the prepaid foreign taxes, management considers whether it is more likely than not that some portion or all of the prepaid foreign taxes will not be realized. Management considers the historical and projected revenues, expenses and capital expenditures in making this assessment. Based on this assessment, management has recorded a valuation allowance related to MPIT credits of $231,441 and $228,613 as of December 31, 2019 and 2018, respectively. During the year ended December 31, 2018, the Company recorded a credit to the provision for uncollectible assets of $163,980 related to the decrease in reserves against prepaid foreign taxes.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investments at Fair Value:

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Warrants - Affiliates	$-	$-	$3,470	$3,470
Government Bond	74,485	-	-	74,485

As of December 31, 2018	Level 1	Level 2	Level 3	Total
Warrants - Affiliates	$-	$-	$7,840	$7,840

A reconciliation of Level 3 assets is as follows:

Warrants
Balance - January 1, 2018	$26,401
Unrealized loss	(18,561)
Balance - December 31, 2018	7,840
Unrealized loss	(4,370)
Balance - December 31, 2019	$3,470

Investment at December 31, 2019 consists of the Company’s investment in an Argentine government bond, purchased by the Company on December 3, 2019. The bond had an effective interest rate of 48% per annum and matures on December 31, 2020. There were no material unrealized gains or losses related to the Argentine government bond during the year ended December 31, 2019.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments – related party at December 31, 2019 consists of warrants for the purchase of common stock of a related, but independent, entity under common management, of which GGH’s Chief Executive Officer (“CEO”) is Chairman and Chief Executive Officer, and GGH’s Chief Financial Officer (“CFO”) is Chief Financial Officer (collectively referred to as “Related Party”). Warrants retained by the Company are marked-to-market at each reporting date using the Black-Scholes option pricing model. Unrealized losses on affiliate warrants of $4,370 were recorded during the year ended December 31, 2019 and $18,561 for the year ended December 31, 2018 are included in revenues on the accompanying consolidated statements of operations.

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

The Company’s other short-term financial instruments include cash, accounts receivable, advances and loans to employees, accounts payable, accrued expenses, other liabilities, loans payable and debt obligations. The carrying values of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

8. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	December 31,
	2019	2018
Accrued compensation and payroll taxes	$210,900	$149,019
Accrued taxes payable - Argentina	170,873	292,535
Accrued interest	484,026	404,239
Other accrued expenses	256,546	339,574
Accrued expenses, current	1,122,345	1,185,367
Accrued payroll tax obligations, non-current	86,398	57,786
Total accrued expenses	$1,208,743	$1,243,153

During May 2015, the Company entered into a payment plan, under which it agreed to pay its Argentine payroll tax obligations over a period of 36 months. The current portion of payments due under the plan is $134,989 and $113,670 as of December 31, 2019 and 2018, respectively, which is included in accrued compensation and payroll taxes above. The non-current portion of accrued expenses represents payments under the plan that are scheduled to be paid after twelve months. The Company incurred interest expenses of $75,704 and $52,209 during the years ended December 31, 2019 and 2018, respectively, related to this payment plan.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. DEFERRED REVENUES

Deferred revenues are comprised of the following:

	December 31,
	2019	2018
Real estate lot sales deposits	$838,471	$995,327
Other	61,449	43,165
Total	$899,920	$1,038,492

The Company accepts deposits in conjunction with agreements to sell real estate building lots at Algodon Wine Estates in the Mendoza wine region of Argentina. These lot sale deposits are generally denominated in U.S. dollars. As of December 31, 2018, the Company had executed agreements to sell real estate building lots for aggregate proceeds of $3,725,867. No additional agreements for the sale of real estate building lots were executed during 2019. To date, twenty-five lots have been sold. Revenue is recorded when the sale closes, and the deeds are issued. During 2018, the Company closed on the sale of 25 lots and recorded revenue of $1,468,000.

10. LOANS PAYABLE

The Company’s loans payable are summarized below:

	December 31, 2019			December 31, 2018
	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount

Demand Loan	$6,678	$-	$6,678	$10,647	$-	$10,647
2018 Loan	352,395	-	352,395	464,739	-	464,739
2017 Loan	67,491	-	67,491	168,609	-	168,609
Land Loan	468,500	(16,762)	451,738	500,000	(38,098)	461,902
Total Loans Payable	895,064	(16,762)	878,302	1,143,995	(38,098)	1,105,897
Less: current portion	795,064	(13,345)	781,719	893,995	(22,889)	871,106
Loans Payable, non-current	$100,000	$(3,417)	$96,583	$250,000	$(15,209)	$234,791

On March 31, 2017, the Company received a bank loan in the amount of $519,156 (ARS $8,000,000) (the “2017 Loan”). The 2017 Loan is secured by Algodon Mansion, the Company’s hotel in Argentina, bears interest at 24.18% per annum and is due on March 1, 2021. Principal and interest will be paid in forty-two monthly installments beginning on October 1, 2017 and ending on March 1, 2021. The Company incurred interest expense on this loan of $62,589 and $85,116 during the years ended December 31, 2019 and 2018, respectively. During 2018, the Company defaulted on certain 2017 Loan payments, and as a result, the 2017 Loan is payable upon demand as of December 31, 2019. Of the decrease in principal of $101,118 on the 2017 Loan during the year ended December 31, 2019, $53,278 resulted from principal payments made and $47,840 resulted from the effect of fluctuations in the foreign currency exchange rate during the period.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 19, 2017, the Company purchased 845 hectares of land adjacent to its existing property at AWE. The Company paid $100,000 at the date of purchase and executed a note payable in the amount of $600,000, denominated in U.S. dollars (the “Land Loan”) with a stated interest rate of 0% and with quarterly payments of $50,000 beginning on December 18, 2017 and ending August 18, 2021. At the date of purchase, the Company took possession of the property, with full use and access, but will not receive the deed to the property until after $400,000 of the purchase price has been paid. The Company imputed interest on the note at 7% per annum and recorded a discounted note balance of $517,390 on August 19, 2017, which is being amortized over the term of the loan using the effective interest method. Amortization of the note discount in the amount of $21,336 and $32,295 for the years ended December 31, 2019 and 2018, respectively, is recorded as interest expense on the accompanying consolidated statements of operations. The balance on the note was $451,738, net of debt discount of $16,762 on December 31, 2019, of which $355,155 (net of discount of $13,345) is included in loans payable, net, current and $96,583 (net of discount of $3,417) is included in loans payable, net, non-current in the accompanying consolidated balance sheets.

On January 25, 2018 the Company received a bank loan in the amount of $525,000 (the “2018 Loan”), denominated in U.S. dollars. The 2018 Loan bears interest at 6.75% per annum and was due on January 25, 2023. Pursuant to the terms of the 2018 Loan, principal and interest is to be paid in 60 equal monthly installments of $10,311, beginning on February 23, 2018. The Company incurred interest expense of $24,433 and $33,420 on this loan during the years ended December 31, 2019 and 2018, respectively. During 2018, the Company defaulted on certain 2018 Loan payments, and as a result, the 2018 Loan is payable upon demand as of December 31, 2019.

On June 4, 2018 the Company received a loan in the amount of $55,386 (ARS $1,600,000) which bears interest at 10% per month and is due upon demand of the lender (the “Demand Loan”). Interest is paid monthly. The Company incurred interest expense on this loan of $21,953 and $23,427 during years ended December 31, 2019 and 2018, respectively. The decrease in the principal balance of the Demand Loan during the period is the result of changes in the foreign currency exchange rate during the period.

Future minimum principal payments under the loans payable are as follows:

Total
Years ending December 31,	Payment
2020	$795,064
2021	100,000
$895,064

11. DEBT OBLIGATIONS

The Company’s debt obligations as of December 31, 2019 and 2018 are summarized below:

	December 31, 2019			December 31, 2018
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

2010 Debt Obligations	$-	$305,294	$305,294	$-	$279,735	$279,735
2017 Notes	1,170,354	167,341	1,337,695	1,251,854	75,013	1,326,867
Gaucho Notes	100,000	6,260	106,260	1,480,800	18,787	1,499,587
Total Debt Obligations	$1,270,354	$478,895	$1,749,249	$2,732,654	$373,535	$3,106,189

[1] Accrued interest is included as a component of accrued expenses on the accompanying consolidated balance sheets (see Note 8 – Accrued Expenses).

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During an offering that ended on September 30, 2010, IPG issued convertible notes with an interest rate of 8% and an amended maturity date of March 31, 2011 (the “2010 Debt Obligations”). During 2017, the Company repaid the remaining principal balance of $162,500, such that as of December 31, 2017, there is no principal balance owed on the 2010 Debt Obligations. Accrued interest of $305,294 and $279,735 owed on the 2010 Debt Obligations remained outstanding as of December 31, 2019 and 2018, respectively. The Company incurred interest expense of $25,559 and $24,254 during the years ended December 31, 2019 and 2018, respectively, on the 2010 Debt Obligations. Accrued interest on the 2010 Debt Obligations is not convertible.

On December 31, 2017, the Company sold a convertible promissory note in the amount of $20,000 to an accredited investor, and during 2018, the Company sold additional convertible promissory notes in the aggregate principal amount of $2,026,730 (together, the “2017 Notes”). The 2017 Notes mature 90 days from the date of issuance, bear interest at 8% per annum and were convertible into the Company’s common stock at $0.63 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. The conversion option represented a beneficial conversion feature in the amount of $227,414 which was recorded as a debt discount with a corresponding credit to additional paid-in capital. Debt discount is amortized over the term of the loan using the effective interest method. On June 30, 2018, principal and interest of $794,875 and $15,000, respectively, were converted into 1,285,517 shares of common stock at a conversion price of $0.63 per share. During 2019, the Company repaid principal and interest of $30,000 and $2,151, respectively, and principal and interest of $51,500 and $1,160, respectively, were converted into 83,587 shares of common stock at a conversion price of $0.63 per share. The Company incurred total interest expense of $95,641 and $317,427 related to this debt during the years ended December 31, 2019 and 2018, respectively, of which $0 and $227,414 represented amortization of debt discount, respectively. The remaining principal balance owed on the 2017 Notes of $1,170,354 is past due as of December 31, 2019. The 2017 Notes matured on June 30, 2019. The principal balance outstanding on the 2017 Notes at December 31, 2019 is no longer convertible, since the notes are past their maturity date. Interest continues to accrue based on the interest rate stated above.

During 2018, the Company’s subsidiary, Gaucho Group, Inc., sold convertible promissory notes in the amount of $1,480,800 to accredited investors. Between January 1, 2019 and March 12, 2019, Gaucho Group, Inc. sold convertible promissory notes in the amount of $786,000 to accredited investors (together, the “Gaucho Notes”). In January 2019, management of GGI gave the option to the noteholders of extending the maturity date from December 31, 2018 to March 31, 2019 of their specific Gaucho Notes. The Gaucho Notes, as amended, bear interest at 7% per annum and mature and became due on March 31, 2019. All holders of Gaucho Notes agreed to extend the maturity date to March 31, 2019. The Gaucho Notes and related accrued interest were convertible into GGI common stock at the option of the holder, at a price representing 20% discount to the share price in a future offering of GGI common stock. During 2019, the Company repaid $65,500 and $3,256 of principal and interest due, respectively, and the Company issued a certain noteholder 144,882 shares of its common stock in satisfaction for a note in the principal and accrued interest amount of $50,000 and $709, respectively. On April 14, 2019, the Company made a one-time offer to the holders of Gaucho Notes to convert the Gaucho Notes into shares of common stock of GGI at a price per share of $0.40, and on June 30, 2019, $2,051,300 and $55,308 of principal and interest, respectively, was converted into 5,266,520 shares of GGI common stock, representing a 21% non-controlling interest in GGI. As of December 31, 2019, principal and interest of $100,000 and $6,260 remain outstanding under the Gaucho Notes. The Company incurred total interest expense of $ $46,746 and $18,786 related to the Gaucho Notes during the years ended December 31, 2019 and 2018, respectively. The principal balance of the Gaucho Notes at December 31, 2019 is no longer convertible, since the notes are past their maturity date. Interest continues to accrue based on the interest rate stated above.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES

The Company files tax returns in United States (“U.S.”) Federal, state and local jurisdictions, plus Argentina and the United Kingdom (“U.K.”).

United States and international components of income before income taxes were as follows:

	For The Years Ended
	December 31,
	2019	2018

United States	$(5,397,049)	$(5,171,150)
International	(1,559,766)	(507,269)
Income before income taxes	$(6,956,815)	$(5,678,419)

The income tax provision (benefit) consisted of the following:

	For The Years Ended
	December 31,
	2019	2018
Federal
Current	$-	$-
Deferred	(745,677)	(979,625)

State and local
Current	-	-
Deferred	425,387	1,839,145

Foreign
Current	-	-
Deferred	326,017	1,590
	5,727	861,109
Change in valuation allowance	(5,727)	(861,109)
Income tax provision (benefit)	$-	$-

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For The Years Ended
	December 31,
	2019	2018
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(0.1)%	(3.1)%
Permanent differences	0.7%	0.7%
Write-off of deferred tax assets	18.9%	3.9%
Prior period adjustments	2.4%	33.4%
Other	(0.9)%	1.3%
Change in valuation allowance	(0.1)%	(15.2)%
Income tax provision (benefit)	0.0%	0.0%

As of December 31, 2019 and 2018, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	December 31,
	2019	2018

Net operating loss	$19,732,170	$18,734,230
Stock based compensation	349,027	1,120,521
Argentine tax credits	109,610	433,407
Accruals and other	37,144	4,991
Receivable allowances	469,017	415,662
Total deferred tax assets	20,696,968	20,708,810
Valuation allowance	(20,695,788)	(20,701,515)
Deferred tax assets, net of valuation allowance	1,180	7,295
Excess of book over tax basis of warrants	(1,180)	(7,295)
Net deferred tax assets	$-	$-

As of December 31, 2019, the Company estimates that an aggregate of approximately $67,600,000, $53,700,000 and $30,100,000 of gross U.S. federal, state and local net operating losses (“NOLs”) may be available to offset future taxable income, each of which includes approximately $1,300,000 of GGI 2019 NOLs which is no longer part of the consolidated tax group because GGH’s ownership interest is now less than 80%. Approximately $55,900,000 of the federal NOLs will expire from 2020 to 2037 and approximately $11,700,000 have no expiration. All of the $53,700,000 of state NOLs will expire from 2035 to 2039 and approximately $30,000,000 of the local NOLs will expire from 2035 to 2037, while approximately $100,000 of the local NOLs have no expiration. These NOL carryovers are subject to annual limitations under Section 382 of the U.S. Internal Revenue Code because there was a greater than 50% ownership change, as determined under the regulations, on or about June 30, 2012. We have determined that, due to those annual limitations under Section 382, approximately $6,315,000 of NOLs will expire unused and are not included in the available NOLs stated above. Therefore, we have reduced the related deferred tax asset for NOL carryovers by approximately $2,810,000 from June 30, 2012 forward. The Company’s NOLs generated through the date of the ownership change on June 30, 2012 are subject to an annual limitation of approximately $1,004,000. The Company remains subject to the possibility that a greater than 50% ownership change could trigger additional annual limitations on the usage of NOLs.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, the Company had approximately $450,000 of gross U.K. NOL carryovers which do not expire, and the Company had approximately $110,000 of Argentine tax credits which may be carried forward 10 years and begin to expire in 2020.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized. The valuation allowance for the year ended December 31, 2019 decreased by approximately $6,000 and for the year ended December 31, 2018 decreased by approximately $861,000.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2019 and 2018. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company has U.S. tax returns subject to examination by tax authorities beginning with those filed for the year ended December 31, 2016 (or the year ended December 31, 2000 if the Company were to utilize its NOLs). No tax audits were commenced or were in process during the years ended December 31, 2019 and 2018. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

13. SEGMENT DATA

Prior to the commencement of GGI operations, the Company’s chief operating decision-maker (CODM) reviewed the operating results of the Company on an aggregate basis and managed the Company’s operations as a single operating segment. As a result of the commencement of GGI operations in the fourth quarter of 2019, the Company’s financial position and results of operations are classified into three reportable segments, consistent with how the CODM makes decisions about resource allocation and assesses the Company’s performance. :

●	Real Estate Development, through AWE and TAR, including hospitality and winery operations, which support the ALGODON® brand.
●	Fashion (e-commerce), through GGI, including the manufacture and sale of high-end fashion and accessories sold through an e-commerce platform.
●	Corporate, consisting of general corporate overhead expenses not directly attributable to any one of the business segments.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has recast its financial information and disclosures for the prior period to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented. The following tables present segment information for the year ended December 31, 2019 and 2018:

	For the Year ended December 31, 2019				For the Year ended December 31, 2018
	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL
Revenues	$1,272,772	$11,665	$-	$1,284,437	$3,099,608	$-	$-	$3,099,608
Revenues from Foreign Operations	$1,272,772	$-	$-	$1,272,772	$3,099,608	$-	$-	$3,099,608
Depreciation and Amortization	$146,398	$1,901	$48,139	$196,438	$133,251	$-	$38,498	$171,749
Loss from Operations	$(1,469,438)	$(1,230,285)	$(3,998,411)	$(6,698,134)	$349,252	$(767,006)	$(4,837,027)	$(5,254,781)
Interest Expense, net	$192,060	$47,034	$121,319	$360,413	$252,898	$18,786	$339,613	$611,297
Net Loss	$(1,559,766)	$(1,277,319)	$(4,119,730)	$(6,956,815)	$284,014	$(785,792)	$(5,176,640)	$(5,678,418)
Capital Expenditures	$129,325	$9,946	$-	$139,271	$237,222	$-	$54,991	$292,213
Total Property and Equipment, net	$2,866,861	$8,044	$39,810	$2,914,715	$2,884,415	$-	$87,949	$2,972,364
Total Property and Equipment, net in Foreign Countries	$2,866,861	$-	$-	$2,866,861	$2,884,415	$-	$-	$2,884,415
Total Assets	$5,020,788	$286,658	$612,914	$5,920,360	$5,132,705	$18,921	$495,865	$5,647,491

(1)	- Unallocated corporate assets not directly attributable to any one of the business segments.

14. RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties of $39,837 and $71,650 at December 31, 2019 and 2018, respectively, represents the net realizable value of advances made to related, but independent, entities under common management, of which $0 and $4,644 represents amounts owed to the Company in connection with expense sharing agreements as described below.

See Note 7 – Investments and Fair Value of Financial Instruments, for a discussion of the Company’s investment in warrants of a related, but independent, entity.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a Related Party to share expenses such as office space, support staff and other operating expenses (the “Related Party ESA”). The agreement was amended on January 1, 2017 to reflect the current use of personnel, office space, professional services. During the years ended December 31, 2019 and 2018, the Company recorded a contra-expense of $493,944 and $437,074, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement.

During 2019, the Related Party prepaid approximately $566,132 of its future obligations under the Related Party ESA, in exchange for a 15% reduction in the Related Party’s expense obligations under the Related Party ESA until the prepayment has been reduced to $0. The prepaid amount is reflected as loans payable – related parties on the accompanying consolidated balance sheet. The Related Party owed $0 and $4,644, respectively, to the Company as of December 31, 2019 and 2018, pursuant to the Related Party ESA

The Company had an expense sharing agreement with a different related entity to share expenses such as office space and other clerical services which was terminated in August 2017. The owners of more than 5% of that entity include (i) GGH’s chairman, and (ii) a more than 5% owner of GGH. The entity owed $396,116 to the Company under the expense sharing agreement at each of December 31, 2019 and 2018 of which the entire balance is deemed unrecoverable and reserved.

15. BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. For the years ended December 31, 2019 and 2018, the Company recorded a charge associated with its contribution of $55,196 and $63,414, respectively. This charge has been included as a component of general and administrative expenses in the accompanying consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $0.35 and $0.70 per share during 2019 and 2018, respectively.)

16. TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

Authorized Shares

The Company is authorized to issue up to 80,000,000 shares of common stock, $0.01 par value per share. As of December 31, 2019 and 2018, there were 60,321,615 and 46,738,533 shares of common stock issued, and 60,271,082 and 46,688,000 shares outstanding, respectively.

The Company is authorized to issue up to 11,000,000 shares of preferred stock, $0.01 par value per share, of which 10,097,330 shares are designated as Series A convertible preferred stock, and 902,670 shares are designated as Series B convertible preferred stock. As of December 31, 2019, and 2018, respectively, there were 902,670 shares of Series B preferred stock outstanding. There were no shares of Series A preferred stock outstanding at December 31, 2019 or 2018, and no additional shares of Series A preferred stock are available to be issued.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plans

The Company’s 2008 Equity Incentive Plan, as amended (the “2008 Plan”), was approved by the Company’s Board and stockholders on August 25, 2008. The 2008 Plan provided for grants for the purchase of up to an aggregate 9,000,000 shares, including incentive and non-qualified stock options, restricted and unrestricted stock, loans and grants, and performance awards. As of December 31, 2019, there are 0 shares available for issuance under the 2008 Plan.

On July 11, 2016, the Board of Directors adopted the 2016 Stock Option Plan (the “2016 Plan”), which was approved by the Company’s shareholders on September 28, 2017. Under the 2016 Plan, 1,224,308 shares of common stock of the Company were authorized for issuance, with an automatic annual increase on January 1 of each year equal to 2.5% of the total number of shares of common stock outstanding on such date, on a fully diluted basis. During the year ended December 31, 2018, options for the exercise of 1,500,000 were granted under the 2016 plan, and as of December 31, 2019, there are 0 shares available for issuance under the 2016 Plan.

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

On July 8, 2019, the Board of Directors approved an increase in the number of shares available for awards under the 2018 Plan to 5,946,933, plus an increase every January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. As of December 31, 2019, 7,043 shares remain available to be issued under the 2018 Plan.

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

On October 5, 2018, GGH, as the sole stockholder of GGI, and the Board of Directors of GGI approved the Gaucho 2018 Equity Incentive Plan (the “2018 Gaucho Plan”). The 2018 Gaucho Plan provides for grants for the purchase of up to an aggregate of 8,000,000 shares of GGI’s common stock, including incentive and non-qualified stock options, restricted stock, performance awards and other stock-based awards. On December 18, 2018, the Company granted options for the purchase of 6,495,000 shares of GGI’s common stock. On August 5, 2019, the Company granted options for the purchase of 100,000 shares of GGI’s common stock. As of December 31, 2019, there are 1,405,000 shares of GGI’s common stock available to be issued under the 2018 Gaucho Plan.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Stock

On February 28, 2017, the Company filed a Certificate of Designation with the Secretary of State of the state of Delaware, designating 902,670 shares of the Company’s preferred stock as Series B Convertible Preferred Stock (“Series B”) at a par value of $0.01 per share.

The Series B shares were offered for sale to accredited investors pursuant to a private placement memorandum dated March 1, 2017. The offering ended on December 4, 2017. During the year ended December 31, 2018, the Company sold 775,931 shares of Series B at $10.00 per share for gross proceeds of $7,759,500 and issued 126,739 shares of Series B in connection with the conversion of certain convertible promissory notes (see Note 11 –Debt Obligations).

The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value (equal to face value of $10 per share), as defined, payable when, as and if declared by the Board of Directors. Cumulative dividends earned by the Series B stockholders were $721,057 and $724,108 during the years ended December 31, 2019 and 2018, respectively. During 2018, the Company’s Board of Directors declared dividends in the amount of $474,719. During 2018, the Company issued 378,193 shares of common stock valued at $0.70 per share, or $264,272, in satisfaction of certain dividends payable and paid cash dividends of $127,502. Dividends payable of $85,945 are included in other current liabilities at December 31, 2019 and 2018. Cumulative unpaid dividends in arrears related to the Series B totaled $1,264,361 and $546,355 as of December 31, 2019 and 2018, respectively.

Each share of Series B stock is entitled the number of votes determined by dividing $10 by the fair market value of the Company’s common stock on the date that the Series B shares were issued, up to a maximum of ten votes per share of Series B stock. Each Series B share is convertible at the option of the holder into 10 shares of the Company’s common stock and is automatically converted into common stock upon the uplisting of the Company’s common stock to a national securities exchange. Pursuant to the amendment unanimously approved by the Board of Directors on March 29, 2020 and by the holders of a majority of the Series B stock on March 27, 2020, if the Series B has not automatically converted to common stock upon the uplisting of the Company’s common stock to a national exchange by December 31, 2020, the Company will redeem all then-outstanding Series B shares at a price equal to the liquidation value of $10 per share, plus all unpaid accrued and accumulated dividends. As a result of this redemption feature and the fact that the Series B shares contain a substantive conversion option, the Series B shares are classified as temporary equity.

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

During the year ended December 31, 2018, the Company issued 378,193 shares of common stock in satisfaction of preferred stock dividends (see Series B Preferred Stock, above), and 1,285,517 shares of common stock in satisfaction of convertible debt obligations (see Note 11 – Debt Obligations).

On March 13, 2019, the Company issued 181,185 shares of common stock at $0.35 per share to employees for the year ended December 31, 2018 of the 401(k) profit sharing plan.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2019, the Company sold 13,173,428 shares of common stock at $0.35 per share for aggregate proceeds of $4,610,700.

Between April 1, 2019 and June 30, 2019, the Company issued 83,587 shares of its common stock upon the conversion of 2017 Notes (see Note 11 – Debt Obligations).

Between July 1, 2019 and August 30, 2019, the Company issued 144,882 shares of its common stock in satisfaction of debt obligations (see Note 11 – Debt Obligations).

Treasury Stock

On May 19, 2018, a former employee transferred 46,122 shares of the Company’s common stock to the Company, as payment of a $32,285 receivable from the former employee.

Accumulated Other Comprehensive Loss

For years ended December 31, 2019 and 2018, the Company recorded a gain of $710,386 and a loss of $(2,314,409), respectively, of foreign currency translation adjustments as accumulated other comprehensive loss, primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 3 – Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

Warrants

On July 23, 2019, pursuant to agreements with certain warrant holders, the Company canceled warrants for the purchase of 364,639 shares of common stock, with exercise prices between $2.00 and $2.50 per share, which includes warrants for the purchase of 151,383 shares of common stock held by the Company’s President and CEO.

A summary of warrant activity during the years ended December 31, 2019 and 2018 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, December 31, 2017	1,465,296	$2.15
Issued	-	-
Exercised	-	-
Cancelled	-	-
Expired	(235,666)	2.30
Outstanding, December 31, 2018	1,229,630	2.15
Issued	-	-
Exercised	-	-
Cancelled	(364,639)	2.12
Expired	(298,249)	2.26
Outstanding, December 31, 2019	566,742	$2.11	1.2	$-

Exercisable, December 31, 2019	566,742	$2.11	1.2	$-

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of outstanding and exercisable warrants as of December 31, 2019 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$2.00	Common Stock	440,451	1.2	440,451
$2.50	Common Stock	126,291	1.2	126,291
	Total	566,742		566,742

Stock Options

On February 12, 2018, the Company granted five-year options for the purchase of 1,330,000 shares of the Company’s common stock under the 2016 Plan, to certain employees of the Company. The options had an exercise price of $0.77 per share and vest 25% at the first anniversary of the date of grant, with the remaining shares vesting ratably on a quarterly basis over the following three years. The options had an aggregate grant date fair value of $623,011, which will be recognized ratably over the vesting period.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 8, 2019, the Company granted options for the purchase of 3,139,890 shares of common stock at an exercise price of $0.385 per share to certain employees and consultants under the 2018 Stock Option Plan, which includes options for the purchase of 2,209,890 common shares granted to the Company’s President and CEO, options for the purchase of 155,000 common shares granted to the Company’s CFO, and options for the purchase of 150,000 shares granted to a member of the Company’s board of directors. The options vest 25% on the first anniversary of the date of grant with the remainder vesting quarterly over the next three years. The options had an aggregate grant date fair value of $398,199, which will be recognized ratably over the vesting period.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. The weighted average grant date fair value per share of options granted by GGH during the years ended December 31, 2019 and 2018 was $0.10 and $0.32, respectively. Assumptions used in applying the Black-Scholes option pricing model during years ended December 31, 2019 and 2018, respectively, are as follows:

	For the Years Ended
	December 31,
	2019	2018
Risk free interest rate	1.84 - 2.43%	2.56 - 2.96%
Expected term (years)	3.6 - 5.0	3.6-5.0
Expected volatility	51.0 - 52.0%	43.5%
Expected dividends	0.00%	0.00%

Until September 23, 2016, there was no public trading market for the shares of GGH common stock underlying the Company’s 2001 Plan and 2008 Plan and 2016 Plan. Accordingly, the fair value of the GGH common stock was estimated by management based on observations of the cash sales prices of GGH equity securities. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted to consultants represents the contractual term, whereas the expected term of options granted to employees and directors was estimated based upon the “simplified” method for “plain-vanilla” options. Given that the Company’s shares were not publicly traded, the Company developed an expected volatility based on a review of the historical volatilities, over a period of time equivalent to the expected term of the options, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options. The Company records forfeitures related to options as they occur.

During the years ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense of $432,187 and $716,249, respectively, related to stock option grants, which is reflected as general and administrative expenses (classified in the same manner as the grantees’ wage compensation) in the consolidated statements of operations. As of December 31, 2019, there was $1,143,412 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.69 years.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of GGH stock options activity during the years ended December 31, 2019 and 2018 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2018	9,234,265	$2.18
Granted	2,830,000	0.65
Exercised	-	-
Expired	(2,505,000)	2.49
Forfeited	(60,000)	1.62
Outstanding, December 31, 2018	9,499,265	1.65
Granted	4,489,890	0.39
Exercised	-	-
Expired	(992,375)	2.38
Forfeited	(3,446,140)	2.20
Outstanding, December 31, 2019	9,550,640	$0.78	3.5	$-

Exercisable, December 31, 2019	2,827,029	$1.43	2.4	$-

The following table presents information related to GGH stock options as of December 31, 2019:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options

$0.39	4,439,890	-	-
$0.54	1,500,000	3.7	468,753
$0.77	1,320,000	3.1	577,506
$1.10	1,038,750	2.9	528,770
$2.20	1,242,000	1.4	1,242,000
$3.30	10,000	0.4	10,000
	9,550,640	2.4	2,827,029

Gaucho Group, Inc. Stock Options

During 2018, GGI granted options for the purchase of 6,495,000 shares of common stock of GGI (“2018 GGI Options”) at an exercise price of $0.14 to certain employees under GGI’s 2018 Stock Option Plan. The 2018 GGI options vest 25% on the first anniversary of the date of grant with the remainder vesting quarterly over the next three years. The GGI Options had a grant date value of $197,768, calculated using the Black Scholes option price model with the valuation assumptions used: risk free interest rate – 2.65%, expected term – 3.75 years, expected volatility – 32%, expected dividends – 0%.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 5, 2019, GGI granted options for the purchase of 100,000 shares of common stock of GGI (“2019 GGI Options”) at an exercise price of $0.55 per share to an advisor under GGI’s 2018 Stock Option Plan. The GGI options vest 25% on the first anniversary of the date of grant with the remainder vesting quarterly over the next three years. The GGI Options had a grant date value of $6,280, calculated using the Black Scholes option price model with the valuation assumptions used: risk free interest rate – 1.81%, expected term – 3.75 years, expected volatility – 32%, expected dividends – 0%.

As of December 31, 2019, there are options for the purchase of 6,595,000 shares of GGI common stock outstanding under the 2018 Gaucho Plan, with a weighted average remaining term of 4.0 years.

17. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is involved in litigation and arbitrations from time to time in the ordinary course of business. After consulting with legal counsel, the Company does not believe that the outcome of any such pending or threatened litigation will have a material adverse effect on its financial condition or results of operations. However, as is inherent in legal proceedings, there is a risk that an unpredictable decision adverse to the Company could be reached. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

Employment Agreement

On September 28, 2015, we entered into an employment agreement with Scott Mathis, our CEO (the “Employment Agreement”). Among other things, the agreement provides for a three-year term of employment at an annual salary of $401,700 (subject to a 3% cost-of-living adjustment per year), bonus eligibility, paid vacation and specified business expense reimbursements. The agreement sets limits on Mr. Mathis’ annual sales of GGH common stock. Mr. Mathis is subject to a covenant not to compete during the term of the agreement and following his termination for any reason, for a period of twelve months. Upon a change of control (as defined by the agreement), all of Mr. Mathis’ outstanding equity-based awards will vest in full and his employment term resets to two years from the date of the change of control. Following Mr. Mathis’s termination for any reason, Mr. Mathis is prohibited from soliciting Company clients or employees for one year and disclosing any confidential information of GGH for a period of two years. The agreement may be terminated by the Company for cause or by the CEO for good reason, in accordance with the terms of the agreement. On September 20, 2018, the Board of Directors extended the Employment Agreement on the same terms for a period of 120 days. On January 31, 2019, the Board of Directors of the Company extended the Employment Agreement through April 30, 2019, and on December 27, 2019, the Board of Directors extended the Employment Agreement through February 29, 2020. On February 19, 2020, the Board of Directors extended the Employment Agreement through May 31, 2020.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments

The Company leases one corporate office through an operating lease agreement. The Company has an obligation for its corporate office located in New York, New York, which expires August 31, 2020. As of December 31, 2019, the lease had a remaining term of approximately 0.7 years. Over the duration of the lease, payments will escalate 3% every year.

As of December 31, 2019, the Company had no leases that were classified as a financing lease. As of December 31, 2019, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expense for this property was $232,471 and $211,271 for the years ended December 31, 2019 and 2018, respectively, net of expense allocation to affiliates (see Note 14 – Related Party Transactions – Expense Sharing).

Supplemental cash flow information related to leases was as follows:

Year Ended
December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$240,375

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$361,020

Weighted Average Remaining Lease Term:
Operating leases	0.67 years

Weighted Average Discount Rate:
Operating leases	8.0%

Future minimum payments on this operating lease are as follows:

For the Years Ending
December 31,	Amount

2020	$163,424
Total	$163,424

18. SUBSEQUENT EVENTS

Foreign Currency Exchange Rates

The Argentine Peso to United States Dollar exchange rate was 64.2441, 59.8979 and 37.5690 at March 27, 2020, December 31, 2019 and December 31, 2018, respectively.

The British pound to United States dollar exchange rate was 0.8126, 0.7541 and 0.7851 at March 27, 2020, December 31, 2019 and December 31, 2018, respectively.

Convertible Notes

On February 17, 2020, the Board of Directors approved the offer and sale of a series of unsecured convertible promissory notes (the “Convertible Notes”) in an amount up to $1,500,000 to accredited investors with a substantive pre-existing relationship with the Company, in a private placement. The Convertible Notes each have the same terms with a maturity date of December 31, 2020 (the “Maturity Date”) and mandatory conversion into common stock of the Company registered under the Securities Act of 1933, as amended (the “Securities Act”) with a 15% discount price to the offer and sale of the Company’s common shares upon a registered offering and uplist to Nasdaq (the “Mandatory Conversion”). At any time before the Mandatory Conversion but no later than the Maturity Date, holders of the Convertible Notes will have the right to convert the total principal amount of the Convertible Notes, together with all accrued and unpaid interest thereon into shares of unregistered common stock of the Company at the closing price of the Company’s stock as quoted on the over-the-counter market as of the trading day prior to receipt of the notice to convert. Between February 20, 2020 and March 30, 2020, the Company sold Convertible Notes in an aggregate amount of $625,000 to accredited investors who are all stockholders of the Company.

Formation of Subsidiary

On March 20, 2020, the Company formed a wholly-owned subsidiary, Bacchus Collection, Inc., which is still in the concept stage and is not yet operational.

