Form 10-Q
period 2020-03-31
Gaucho Group Holdings, Inc.
filed 2020-07-06
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

8 Union Square 2A

New York, NY 10003

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

As of July 6, 2020, there were 60,271,082 shares of common stock outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is being filed pursuant to the order of the Securities and Exchange Commission contained in SEC Release No. 34-88465, dated March 25, 2020 (the “Order”). We filed a Form 8-K on May 15, 2020, the original due date of the Form 10-Q, indicating our reliance on the relief granted by the Order and the necessity to rely on such relief due to circumstances related to COVID-19 pandemic. In particular, the COVID-19 pandemic has caused severe disruptions in access to our facilities, resulting in limited support from our staff, as well as disruptions in the focus of our management that has dedicated time and resource to mitigating the effects of the pandemic. These effects, in turn, delayed our ability to file this Quarterly Report on its original due date. For the same reasons, the Company filed its Notice of Late Filing on Form 15b-25 on June 30, 2020 to take advantage of the five additional days to file this Quarterly Report.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$191,942	$40,378
Accounts receivable, net of allowance of $135,240 and $126,216 at each of March 31, 2020 and December 31, 2019, respectively	304,409	335,622
Accounts receivable - related parties, net of allowance of $514,087 at each of March 31, 2020 and December 31, 2019, respectively	39,837	39,837
Advances to employees	281,783	281,783
Inventory	1,176,708	1,163,260
Real estate lots held for sale	139,492	139,492
Operating lease right-of-use asset	92,864	148,581
Investment	69,368	74,485
Prepaid expenses and other current assets	279,670	205,309

Total Current Assets	2,576,073	2,428,747

Long Term Assets
Property and equipment, net	2,885,344	2,914,715
Prepaid foreign taxes, net	484,680	474,130
Investment - related parties	2,513	3,470
Deposits	38,014	99,298

Total Assets	$5,986,624	$5,920,360

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2020	2019
	(unaudited)
Liabilities, Temporary Equity and Stockholders’ Deficiency
Current Liabilities
Accounts payable	$855,381	$823,762
Accrued expenses, current portion	1,183,503	1,122,345
Deferred revenue	897,208	899,920
Operating lease liabilities	98,641	157,826
Loans payable, current portion, net of debt discount	785,621	781,719
Loans payable - related parties	934,467	566,132
Debt obligations, net of discount	1,270,354	1,270,354
Convertible debt obligations, current portion	725,000	-
Investor deposits	29,950	29,950
Other current liabilities	98,562	85,945
Total Current Liabilities	6,878,687	5,737,953
Long Term Liabilities
Accrued expenses, non-current portion	74,430	86,398
Loans payable, non-current portion, net of debt discount	97,941	96,583
Total Liabilities	7,051,058	5,920,934
Commitments and Contingencies
Series B convertible redeemable preferred stock, par value $0.01 per share, 902,670 shares authorized, issued and outstanding at March 31, 2020 and December 31, 2019, respectively. Liquidation preference of $10,556,054 at March 31, 2020.	9,026,824	9,026,824
Stockholders’ Deficiency
Preferred stock, 11,000,000 shares authorized:Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; no shares are available for issuance.	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 60,321,615 shares issued and 60,271,082 shares outstanding as of March 31, 2020 and December 31, 2019.	603,215	603,215
Additional paid-in capital	90,779,099	90,675,518
Accumulated other comprehensive loss	(12,271,782)	(12,399,833)
Accumulated deficit	(89,139,154)	(87,886,307)
Treasury stock, at cost, 50,533 shares at March 31, 2020 and December 31, 2019	(46,355)	(46,355)
Total Gaucho Group Holdings, Inc. Stockholders’ Deficiency	(10,074,977)	(9,053,762)
Non-controlling interest	(16,281)	26,364
Total Stockholders’ Deficiency	(10,091,258)	(9,027,398)
Total Liabilities, Temporary Equity and Stockholders’ Deficiency	$5,986,624	$5,920,360

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2020	2019

Sales	$296,986	$440,495
Cost of sales	(249,421)	(228,610)
Gross profit	47,565	211,885
Operating Expenses
Selling and marketing	37,893	111,438
General and administrative	1,229,235	1,377,724
Depreciation and amortization	46,161	49,580
Total operating expenses	1,313,289	1,538,742
Loss from Operations	(1,265,724)	(1,326,857)

Other Expense (Income)
Interest expense, net	30,233	121,623
Gains from foreign currency transactions	(465)	(47,523)
Total other expense	29,768	74,100
Net Loss	(1,295,492)	(1,400,957)
Net loss attributable to non-controlling interest	42,645	-
Series B preferred stock dividends	(179,770)	(177,795)
Net Loss Attributable to Common Stockholders	$(1,432,617)	$(1,578,752)

Net Loss per Common Share	$(0.02)	$(0.03)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	60,271,082	47,818,263

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended
	March 31,
	2020	2019

Net loss	$(1,295,492)	$(1,400,957)
Other comprehensive income:
Foreign currency translation adjustments	128,051	8,339
Comprehensive loss	(1,167,441)	(1,392,618)
Comprehensive loss attributable to non-controlling interests	42,645	-
Comprehensive loss attributable to controlling interests	$(1,124,796)	$(1,392,618)

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(unaudited)

	Series B Convertible							Accumulated		Gaucho Group
	Redeemable						Additional	Other		Holdings	Non	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Deficiency
Balance - January 1, 2020	902,670	$9,026,824	60,321,615	$603,215	50,533	$(46,355)	$90,675,518	$(12,399,833)	$(87,886,307)	$(9,053,762)	$26,364	$(9,027,398)
Options and warrants	-	-	-	-	-	-	103,581	-	-	103,581	-	103,581
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,252,847)	(1,252,847)	(42,645)	(1,295,492)
Other comprehensive income	-	-	-	-	-	-	-	128,051	-	128,051	-	128,051
Balance - March 31, 2020	902,670	$9,026,824	60,321,615	$603,215	50,533	$(46,355)	$90,779,099	$(12,271,782)	$(89,139,154)	$(10,074,977)	$(16,281)	$(10,091,258)

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(unaudited)

	Series B Convertible							Accumulated
	Redeemable						Additional	Other		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency
Balance - January 1, 2019	902,670	$9,026,824	46,738,533	$467,384	50,533	$(46,355)	$83,814,442	$(13,110,219)	$(81,222,499)	$(10,097,247)
Common stock issued in satisfaction of 401(k) profit sharing liability	-	-	181,185	1,812	-	-	61,603	-	-	63,415
Options and warrants	-	-	-	-	-	-	157,994	-	-	157,994
Common stock issued for cash	-	-	2,527,857	25,279	-	-	859,471	-	-	884,750
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,400,957)	(1,400,957)
Other comprehensive income	-	-	-	-	-	-	-	8,339	-	8,339
Balance - March 31, 2019	902,670	$9,026,824	49,447,575	$494,475	50,533	$(46,355)	$84,893,510	$(13,101,880)	$(82,623,456)	$(10,383,706)

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31,
	2020	2019

Cash Flows from Operating Activities
Net loss	$(1,295,492)	$(1,400,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	8,507	13,312
Options and warrants	103,581	157,994
Gain on foreign currency translation	(465)	(47,523)
Net realized and unrealized investment losses	957	707
Depreciation and amortization	46,161	49,580
Amortization of right-of-use asset	55,717	53,705
Amortization of debt discount	3,325	6,495
Provision for uncollectible assets	9,609	-
Decrease (increase) in assets:
Accounts receivable	(16,115)	(197,209)
Inventory	(13,448)	(237,979)
Prepaid expenses and other current assets	(23,627)	31,065
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	110,573	52,081
Operating lease liabilities	(59,185)	(37,031)
Deferred revenue	(2,712)	(12,281)
Other liabilities	12,617	(14,679)
Total Adjustments	235,495	(181,763)
Net Cash Used in Operating Activities	(1,059,997)	(1,582,720)
Cash Flows from Investing Activities
Purchase of property and equipment	(16,789)	(17,772)
Net Cash Used in Investing Activities	(16,789)	(17,772)
Cash Flows from Financing Activities
Proceeds from loans payable	27,641	-
Proceeds from loans payable - related parties	368,335	-
Repayments of loans payable	(20,677)	(43,226)
Proceeds from convertible debt obligations	725,000	786,000
Repayments of debt obligations	-	(30,000)
Proceeds from common stock offering	-	884,750
Net Cash Provided by Financing Activities	1,100,299	1,597,524
Effect of Exchange Rate Changes on Cash	128,051	8,392
Net Increase in Cash	151,564	5,424
Cash and Cash Equivalents - Beginning of Period	40,378	58,488
Cash and Cash Equivalents - End of Period	$191,942	$63,912

See Notes to the Condensed Consolidated Financial Statements

6

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	For the three months ended
	March 31,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Interest paid	$58,147	$80,513
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Accrued stock based compensation converted to equity	$-	$63,415

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION

Through its subsidiaries, Gaucho Group Holdings, Inc. (“Company”, “GGH”), a Delaware corporation that was incorporated on April 5, 1999, currently invests in, develops, and operates a collection of luxury assets, including real estate development, fine wines, and a boutique hotel in Argentina, as well as an e-commerce platform for the sale of high-end fashion and accessories. Effective March 11, 2019, the Company changed its name from Algodon Group, Inc. to Gaucho Group Holdings, Inc.

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

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred losses of $1,295,492 and $1,400,957 during the three months ended March 31, 2020 and 2019, respectively. The Company has an accumulated deficit of $89,139,154 at March 31, 2020. Cash used in operating activities was $1,059,997 and $1,582,720 for the three months ended March 31, 2020 and 2019, respectively. Further, as of March 31, 2020, principal and interest in the amount of $1,270,354 and $510,157, respectively, owed in connection with the Company’s debt obligations are past due and are payable on demand, and principal and interest in the amount of $725,000 and $3,361 owed in connection with the Company’s convertible debt matures on December 31, 2020.

Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months from the date these financial statements are made available. Further, while the Company plans to apply to NASDAQ later this year to uplist its common stock, should that effort not be successful, the Company would be required, on December 31, 2020, to redeem all Series B Shares that have not been previously converted to common stock. The cost to redeem these shares would likely have a materially adverse effect on the Company’s financial position and would likely require either the liquidation of certain Company assets or an effort to raise new equity or debt financing. Whether the Company would be able to consummate any such transaction, should it need to do so, on economically beneficial terms or otherwise, cannot be presently known. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. During the three months ended March 31, 2020 the Company funded its operations with the net proceeds of debt financing of $1,100,299.

In December 2019, the 2019 novel coronavirus (“COVID-19”) surfaced in Wuhan, China. The World Health Organization declared the outbreak as a global pandemic in March 2020. Recently, the Company temporarily closed its hotel, restaurant as well as golf and tennis operations and has created an e-commerce platform for its wine sales in response to the pandemic. The Company is continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on the Company’s operations, financial position and cash flows, as well as the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s future operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company presently has enough cash on hand to sustain its operations on a month to month basis. If the Company is not able to obtain additional sources of capital, it may not have sufficient funds to continue to operate the business for twelve months from the date these financial statements are issued. Historically, the Company has been successful in raising funds to support its capital needs. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. Further, there is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables, reduce overhead and possibly sell certain Company assets until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy.

These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2020, and for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited consolidated financial statements.

Non-Controlling Interest

As a result of the conversion of certain convertible debt into shares of GGI common stock, GGI investors obtained a 21% ownership interest in GGI, which is recorded as a non-controlling interest. The profits and losses of GGI are allocated between the controlling interest and the non-controlling interest in the same proportions as their ownership interest. (See Note 8 – Debt Obligations)

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, the Company must make estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company include the valuation of equity and liability instruments, the value of right-of-use assets and related lease liabilities, the useful lives of property and equipment and reserves associated with the realizability of certain assets.

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

For operations in highly inflationary economies, monetary asset and liabilities are translated at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are translated at historical exchange rates. Under highly inflationary accounting, the Company’s Argentina subsidiaries’ functional currency became the United States dollar. Nonmonetary assets and liabilities existing on July 1, 2018 (the date that the Company adopted highly inflationary accounting) were translated using the Argentina Peso (“ARS”) to United States Dollar exchange rate in effect on June 30, 2018, which was 28.880. Since the adoption of highly inflationary accounting, activity in nonmonetary assets and liabilities is translated using historical exchange rates, monetary assets and liabilities are translated using the exchange rate at the balance sheet date, and income and expense accounts are translated at the weighted average exchange rate in effect during the period. Translation adjustments are reflected in income (loss) on foreign currency translation on the accompanying statements of comprehensive loss. During the three months ended March 31, 2020 and 2019, the Company recorded gains on foreign currency transactions of $465 and $47,523, respectively, as a result of the net monetary liability position of its Argentine subsidiaries.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound) except for the Company’s Argentine subsidiaries since July 1, 2018, as described above. The assets and liabilities of Algodon Europe, LTD are translated from its local currency (British Pound) to the Company’s reporting currency using period end exchange rates while income and expense accounts were translated at the average rates in effect during the during the period. The assets, liabilities and income and expense accounts of the Company’s Argentine subsidiaries are translated as described above. The resulting translation adjustment is recorded as part of other comprehensive loss, a component of stockholders’ deficit. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

 Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $30,862 and $29,027 at March 31, 2020 and December 31, 2019, respectively, which represents cash held in Argentine bank accounts.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. ASC Topic 606 provides a single comprehensive model to use in accounting for revenue arising from contracts with customers, and gains and losses arising from transfers of non-financial assets including sales of property and equipment, real estate, and intangible assets. The Company adopted ASC Topic 606 on January 1, 2018 for all applicable contracts using the modified retrospective method.

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

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For The Three Months Ended
	March 31,
	2020	2019

Hotel rooms and events	$206,255	$259,620
Restaurants	59,516	65,923
Winemaking	1,043	90,542
Golf, tennis and other	29,423	24,410
Clothes and accessories	749	-
Total revenues	$296,986	$440,495

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

For the three months ended March 31, 2020, the Company did not recognize any revenue related to performance obligations satisfied in previous periods. Contracts related to the sale of wine, agricultural products and hotel services have an original expected length of less than one year. The Company has elected not to disclose information about remaining performance obligations pertaining to contracts with an original expected length of one year or less, as permitted under the guidance.

As of March 31, 2020 and December 31, 2019, the Company had deferred revenue of $837,492 and $838,471, respectively, associated with real estate lot sale deposits, and had $59,716 and $61,449, respectively, of deferred revenue related to hotel deposits. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are excluded from revenues in the condensed consolidated statements of operations.

Convertible Debt

The Company evaluates for the existence of a beneficial conversion feature (“BCF”) related to the issuance of convertible notes, if such instruments are not deemed to be derivative financial instruments, by comparing the commitment date fair value to the effective conversion price of the instrument. The Company records a BCF as debt discount which is amortized to interest expense over the life of the respective note using the effective interest method. BCFs that are contingent upon the occurrence of a future event are recognized when the contingency is resolved.

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

Sequencing Policy

Under ASC 815, the Company has adopted a sequencing policy, whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares or the Company’s total potentially dilutive shares exceed the Company’s authorized share limit, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuances of securities granted as compensation in a share-based payment arrangement are not subject to the sequencing policy.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2020		2019
Options	9,331,890		10,549,265
Warrants	538,342		1,132,609
Series B convertible preferred stock	9,026,700		9,026,700
Convertible debt	2,511,590	[1]	1,987,070	[2]
Total potentially dilutive shares	21,408,522		22,695,644

[1] As of March 31, 2020, certain of the convertible notes had variable conversion prices and the potentially dilutive shares were estimated based on market conditions. See Note 9 – Convertible Debt Obligations.

[2] Excludes 5,667,000 shares of GGI common stock issuable upon the conversion of the Gaucho Notes (see Note 8 – Debt obligations.

New Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company adopted ASU 2018-13, effective January 1, 2020, which did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. INVENTORY

Inventory at March 31, 2020 and December 31, 2019 was comprised of the following:

	March 31,	December 31,
	2020	2019

Vineyard in process	$391,144	$304,067
Wine in process	497,901	539,380
Finished wine	1,094	23,467
Clothes and accessories	217,799	224,965
Other	68,770	71,381
Total	$1,176,708	$1,163,260

5. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investments at Fair Value:

As of March 31, 2020	Level 1	Level 2	Level 3	Total

Warrants - Affiliates	$-	$-	$2,513	$2,513
Government Bond	69,368	-	-	69,368

As of December 31, 2019	Level 1	Level 2	Level 3	Total

Warrants - Affiliates	$-	$-	$3,470	$3,470
Government Bond	74,485	-	-	74,485

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A reconciliation of Level 3 assets is as follows:

Warrants - Affiliates

Balance - January 1, 2020	$3,470
Unrealized loss	(957)
Balance - March 31, 2020	$2,513

Investment at March 31, 2020, consisted of the Company’s investment in an Argentine government bond, purchased by the Company on December 3, 2019. The bond had an effective interest rate of 48% per annum and matures on December 31, 2020. The decrease in the government bond value was a result from the effects of fluctuations in the foreign currency exchange rate during the period.

Investment – related parties at March 31, 2020, consisted of retained certain affiliate warrants which are marked to market at each reporting date using the Black-Scholes option pricing model. The Company recorded unrealized losses on the affiliate warrants of $957 and $707 during the quarter ended March 31, 2020 and 2019, respectively, which are included in revenues on the accompanying unaudited condensed consolidated statements of operations.

The fair value of the Company’s derivative liabilities as of March 31, 2020 was de minimis (see Note 9 – Convertible Debt Obligations).

6. ACCRUED EXPENSES

Accrued expenses were comprised of the following as of:

	March 31,	December 31,
	2020	2019
Accrued compensation and payroll taxes	$207,391	$210,900
Accrued taxes payable - Argentina	210,681	170,873
Accrued interest	525,420	484,026
Other accrued expenses	240,011	256,546
Accrued expenses, current	1,183,503	1,122,345
Accrued payroll tax obligations, non-current	74,430	86,398
Total accrued expenses	$1,257,933	$1,208,743

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. LOANS PAYABLE

The Company’s loans payable are summarized below:

	March 31, 2020			December 31, 2019
	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount

2020 Demand Loan	$27,641	$-	$27,641	$-	$-	$-
2018 Demand Loan	6,219	-	6,219	6,678	-	6,678
2018 Loan	344,038	-	344,038	352,395	-	352,395
2017 Loan	59,601	-	59,601	67,491	-	67,491
Land Loan	459,500	(13,437)	446,063	468,500	(16,762)	451,738
Total Loans Payable	896,999	(13,437)	883,562	895,064	(16,762)	878,302
Less: current portion	796,999	(11,378)	785,621	795,064	(13,345)	781,719
Loans Payable, non-current	$100,000	$(2,059)	$97,941	$100,000	$(3,417)	$96,583

On March 1, 2020, the Company received a loan in the amount of $27,641 (ARS $1,777,778) (the” 2020 Demand Loan”) which bears interest at 10% per month and is due upon demand of the lender (the “Demand Loan”). Interest is paid monthly.

During the three months ended March 31, 2020, the Company made principal payments on loans payable in the aggregate of $20,677, of which $8,355 was paid on the 2018 Loan, $3,322 was paid on the 2017 Loan and $9,000 was paid on the Land Loan. The remaining decrease in principal balances are the result of the impact of the change in exchange rates during the period.

The Company incurred interest expense related to the loans payable in the amount of $22,530 and $40,822 during the three months ended March 31, 2020 and 2019, respectively, of which $3,325 and $6,495 represented amortization of debt discount.

8. DEBT OBLIGATIONS

The Company’s debt obligations are summarized below:

	March 31, 2020			December 31, 2019
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

2010 Debt Obligations	$-	$311,505	$311,505	$-	$305,294	$305,294
2017 Notes	1,170,354	190,649	1,361,003	1,170,354	167,341	1,337,695
Gaucho Notes	100,000	8,003	108,003	100,000	6,260	106,260
Total Debt Obligations	$1,270,354	$510,157	$1,780,511	$1,270,354	$478,895	$1,749,249

[1] Accrued interest is included as a component of accrued expenses on the accompanying condensed consolidated balance sheets.

Each of the debt obligations listed above are past due and are payable on demand. The Company incurred interest expense of $31,262 and $68,017 in connection with its debt obligations during the three months ended March 31, 2020 and 2019, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. CONVERTIBLE DEBT OBLIGATIONS

The Company’s convertible debt obligations are summarized below:

	March 31, 2020			December 31, 2019
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

Convertible Notes	$725,000	$3,361	$728,361	$-	$-	$-
Total Debt Obligations	$725,000	$3,361	$728,361	$-	$-	$-

[1]	Accrued interest is included as a component of accrued expenses on the accompanying condensed consolidated balance sheets.

During the three months ended March 31, 2020, the Company sold unsecured convertible promissory notes (“Convertible Notes”) in an aggregate amount of $725,000 to accredited investors who are all stockholders of the Company. The Convertible Notes mature on December 31, 2020 and bear interest at 7% per annum. Principal and interest outstanding under the Convertible Notes are convertible (i) automatically upon the closing of a firm commitment underwritten public offering registered pursuant to the Securities Act of 1933, as amended (a “Public Offering”, at a conversion price equal to 85% of the price per share of the Company’s common stock sold in the Public Offering (the “Mandatory Conversion Option”), or (ii) at the option of the holder at any time prior to the Public Offering at a conversion price equal to the closing price of the Company’s common stock on the day prior to conversion (the “Holder’s Conversion Option”). The Company incurred total interest expense of $3,361 related to this debt during the three months ended March 31, 2020.

The Company determined that the Holder’s Conversion Option represented a variable conversion feature with no floor. Accordingly, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby the Holder’s Conversion Option and all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

As of March 31, 2020, the value of Holders’ Conversion Option was de minimis. The contingently adjustable, non-bifurcated beneficial conversion feature associated with the Mandatory Conversion Option of the Convertible Notes will be accounted for, if necessary, at the time the contingency is resolved upon the occurrence of the Public Offering.

10. RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties in the amount of $39,837 at March 31, 2020 and December 31, 2019, represented the net realizable value of advances made to separate entities under common management.

See Note 5 – Investments and Fair Value of Financial Instruments, for a discussion of the Company’s investment in warrants of a separate entity under common management.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a Related Party to share expenses such as office space, support staff and other operating expenses (the “Related Party ESA”). The agreement was amended on January 1, 2017 to reflect the current use of personnel, office space, professional services. During the three months ended March 31, 2020 and 2019, the Company recorded a contra-expense of $139,915 and $69,829, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During 2019, the Related Party prepaid approximately $566,132 of its future obligations under the Related Party ESA, in exchange for a 15% reduction in the Related Party’s expense obligations under the Related Party ESA until the prepayment has been reduced to $0. During the three months ended March 31, 2020, the Related Party prepaid an additional $368,335 of its future obligations under the Related Party ESA. The prepaid amount is reflected as loans payable – related parties on the accompanying condensed consolidated balance sheet. The Related Party prepaid all of its obligations due to the Company as of March 31, 2020 and December 31, 2019, pursuant to the Related Party ESA.

The Company had an expense sharing agreement with a different related entity to share expenses such as office space and other clerical services which was terminated in August 2017. The owners of more than 5% of that entity include (i) GGH’s chairman, and (ii) a more than 5% owner of GGH. The entity owed $396,116 to the Company under the expense sharing agreement at each of March 31, 2020 and December 31, 2019, of which the entire balance is deemed unrecoverable and reserved.

11. BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. For the three months ended March 31, 2020 and 2019, the Company recorded a charge associated with its contribution of $8,507 and $13,312, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $0.35 per share during 2019). As of March 31, 2020, shares have not yet been issued in satisfaction of the previous year’s 401(k) obligation.

12. TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

Series B Preferred Stock

On March 29, 2020, the Company’s Board of Directors as well as the holders of the Series B Convertible Preferred Stock approved an Amendment to the Certificate of Designation of the Series B Convertible Preferred Stock (the “Third Amendment”) which extends the period in which holders of the Series B Shares may voluntarily elect to convert such shares into shares of common stock of the Company to December 31, 2020. In addition, the Series B Amendment extends the date upon which the Company shall redeem all then-outstanding Series B Shares and all unpaid accrued and accumulated dividends to December 31, 2020.

The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value (equal to face value of $10 per share), as defined, payable when, as and if declared by the Board of Directors. Cumulative dividends earned by the Series B stockholders were $179,770 and $177,795 for the three months ended March 31, 2020 and 2019, respectively. Dividends payable of $85,223 are included in the current portion of other liabilities at March 31, 2020. Cumulative unpaid and undeclared dividends in arrears related to the Series B totaled $1,444,131 and $1,264,361 as of March 31, 2020 and December 31, 2019, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accumulated Other Comprehensive Income

For three months ended March 31, 2020 and 2019, the Company recorded $128,051 and $8,339, respectively, of foreign currency translation adjustments as accumulated other comprehensive income, primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 3 – Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

Warrants

A summary of warrants activity during the three months ended March 31, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2020	566,742	$2.11
Issued	-	-
Exercised	-	-
Cancelled	-	-
Expired	(28,400)	2.00
Outstanding, March 31, 2020	538,342	$2.12	1.0	$-

Exercisable, March 31, 2020	538,342	$2.12	1.0	$-

A summary of outstanding and exercisable warrants as of March 31, 2020 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$2.00	Common Stock	412,051	1.1	412,051
$2.50	Common Stock	126,291	1.0	126,291
	Total	538,342		538,342

Stock Options

On January 31, 2019, the Company granted five-year options for the purchase of 1,350,000 shares of the Company’s common stock under the 2018 Plan, of which options for the purchase of 1,100,000 shares of the Company’s common stock were granted to certain employees of the Company, options for the purchase of 100,000 shares of the Company’s common stock were granted to certain members of the Board of Directors and options for the purchase of 150,000 shares of the Company’s common stock were granted to consultants. The options had an exercise price of $0.385 per share and vest 25% at the first anniversary of date of grant, with the remaining shares vesting ratably on a quarterly basis over the following three years. The options had an aggregate grant date fair value of $200,092, which will be recognized ratably over the vesting period. No options were granted during the three months ended March 31, 2020.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has computed the fair value of options granted during the three months ended March 31, 2019 using the Black-Scholes option pricing model, with the following assumptions used:

Risk free interest rate	2.43%
Expected term (years)	3.6 - 5.0
Expected volatility	52.00%
Expected dividends	0.00%

During the three months ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense of $103,581 and $157,994, respectively, related to the amortization of stock option grants, which is reflected in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2020, there was $964,345 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.50 years.

A summary of GGH stock options activity during the three months ended March 31, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2020	9,550,640	$0.78
Granted	-	-
Exercised	-	-
Expired	(218,750)	2.11
Forfeited	-	-
Outstanding, March 31, 2020	9,331,890	$0.75	3.3	$-

Exercisable, March 31, 2020	3,173,287	$1.23	2.4	$-

The following table presents information related to GGH stock options at March 31, 2020:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options

$0.39	4,439,890	3.8	325,000
$0.54	1,500,000	3.5	562,506
$0.77	1,320,000	2.9	660,006
$1.10	1,020,000	2.6	573,775
$2.20	1,042,000	1.1	1,042,000
$3.30	10,000	0.2	10,000
	9,331,890	2.4	3,173,287

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Gaucho Group, Inc. Stock Options

As of December 31, 2019, options to purchase 6,595,000 shares of GGI common stock have been issued and are outstanding under the 2018 Gaucho Plan, with a weighted average estimated fair value of approximately $0.14 per share.

13. LEASES

The Company leases one corporate office through an operating lease agreement. The Company has an obligation for its corporate office located in New York, New York, which expires August 31, 2020. As of March 31, 2020, the lease had a remaining term of approximately 0.4 years. See Note 16 - Subsequent Events for details regarding the termination of such lease.

As of March 31, 2020, the Company had no leases that were classified as a financing lease and did not have any additional operating and financing leases that have not yet commenced.

Total operating lease expenses were $57,816 for each of the three months ended March 31, 2020 and 2019, and is recorded in general and administrative expenses on the condensed consolidated statements of operations.

Supplemental cash flows information related to leases was as follows:

	For the three months ended
	March 31,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$61,284	$59,499

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$361,020

Weighted Average Remaining Lease Term:
Operating leases	0.42 years	1.42 years

Weighted Average Discount Rate:
Operating leases	8.0%	8.0%

14. SEGMENT DATA

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has recast its financial information and disclosures for the prior period to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented. The following tables present segment information for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31, 2020				For the Three Months Ended March 31, 2019
	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL
Revenues	$296,237	$749	$-	$296,986	$440,495	$-	$-	$440,495
Revenues from Foreign Operations	$296,237	$-	$-	$296,237	$440,495	$-	$-	$440,495
Loss from Operations	$(297,955)	$(317,613)	$(650,155)	$(1,265,724)	$(22,655)	$(335,408)	$(968,794)	$(1,326,857)

(1) Unallocated corporate operating losses resulting from general corporate overhead expenses not directly attributable to any one of the business segments.

15. COMMITMENTS AND CONTINGENCIES

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

Employment Agreement

On September 28, 2015, the Company entered into an employment agreement with Scott Mathis, the Company’s CEO (the “Employment Agreement”). Among other things, the agreement provided for a three-year term of employment at an annual salary of $401,700 (subject to a 3% cost-of-living adjustment per year), bonus eligibility, paid vacation and specified business expense reimbursements. The agreement sets limits on Mr. Mathis’ annual sales of GGH common stock. Mr. Mathis is subject to a covenant not to compete during the term of the agreement and following his termination for any reason, for a period of twelve months. Upon a change of control (as defined by the agreement), all of Mr. Mathis’ outstanding equity-based awards will vest in full and his employment term resets to two years from the date of the change of control. Following Mr. Mathis’s termination for any reason, Mr. Mathis is prohibited from soliciting Company clients or employees for one year and disclosing any confidential information of GGH for a period of two years. The agreement may be terminated by the Company for cause or by the CEO for good reason, in accordance with the terms of the agreement. The Board of Directors extended the Employment Agreement on various dates such that as of March 29, 2020 the Employment Agreement, as amended, expires on December 31, 2020. See Note 16 - Subsequent Events for additional details.

Due to economic circumstances related to the global coronavirus outbreak 2019 (COVID-19), on March 13, 2020, Mr. Mathis voluntarily deferred payment of 85% of his salary. The Company is accruing all compensation not paid to Mr. Mathis pursuant to his employment agreement until the Company has sufficient funds to pay his full compensation.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

16. SUBSEQUENT EVENTS

Management has evaluated all subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued, require adjustment to or disclosure in the accompanying condensed consolidated financial statements.

Foreign Currency Exchange Rates

The Argentine peso to United States dollar exchange rate was 68.9952, 64.3664 and 59.8979 at July 4, March 31, 2020 and December 31, 2019, respectively.

The British pound to United States dollar exchange rate was 0.8906, 0.8080 and 0.7541 at July 4, March 31, 2020 and December 31, 2019, respectively.

Convertible Notes

Between April 1, 2020 and July 6, 2020, the Company sold Convertible Notes in an aggregate amount of $664,214 to accredited investors who are all stockholders of the Company. The Convertible Notes mature on December 31, 2020 and bear interest at 7% per annum. Principal and interest outstanding under the Convertible Notes are convertible (i) automatically upon the Public Offering, at a conversion price equal to 85% of the price per share of the Company’s common stock sold in the Public Offering (the “Mandatory Conversion Option”, or (ii) at the option of the holder at any time prior to the Public Offering at a conversion price equal to the closing price of the Company’s common stock on the day prior to conversion (the “Holder’s Conversion Option”).

Leases

Effective May 31, 2020, the Company terminated its corporate office lease located in New York, New York, which provided for an expiration date of August 31, 2020. As consideration of the termination, the landlord shall be entitled to retain and apply the full amount of the $61,284 security deposit as a partial payment of the rent and the additional rent due and payable under the lease. The Company shall be obligated to pay the landlord the following additional amounts: (i) $5,683, representing the additional amount of unpaid rent and additional rent due and payable under the lease through the termination date, and (ii) $11,860, representing the landlord’s cost for the post-termination date cleaning of the premises.

Forgivable Loan

On May 6, 2020, Gaucho Group Holdings, Inc. (the “Company”) entered into a potentially forgivable loan from the U.S. Small Business Administration (“SBA”) resulting in net proceeds of $242,487 pursuant to the Paycheck Protection Program (“PPP”) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”) administered by the SBA (the “PPP Loan”). To facilitate the PPP Loan, the Company entered into a Note Payable Agreement with Santander Bank, N.A. as the lender (the “Lender”) (the “PPP Loan Agreement”).

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of their respective PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company intends to use the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loans in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred until the Small Business Administration makes a determination on forgiveness. While the PPP Loans currently have a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lender.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of December 31, 2019, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

Through our subsidiaries, we currently operate Algodon Mansion, a Buenos Aires-based luxury boutique hotel property and we have redeveloped, expanded and repositioned a winery and golf resort property called Algodon Wine Estates for subdivision of a portion of this property for residential development. We have also established an e-commerce platform for the sale of high-end luxury fashion and accessories.

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

Recent Developments and Trends

In December 2019, the 2019 novel coronavirus (“COVID-19”) surfaced in Wuhan, China. The World Health Organization declared the outbreak as a global pandemic in March 2020. Recently, we temporarily closed our hotel, restaurant as well as golf and tennis operations and have created an e-commerce platform for our wine sales in response to the pandemic. We are continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and the changes to behavior intended to reduce its spread, and the related impact on our operations, financial position and cash flows, as well as the impact on our employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our future operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on our operations and liquidity, this impact cannot currently be determined.

Financings

During the three months ended March 31, 2020, we raised, net of repayments, approximately $1.1 million of new capital through the issuance of convertible and non-convertible debt. We used the net proceeds from these issuances for general working capital and capital expenditures.

Liquidity

As reflected in our accompanying condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $89 million, raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2019 and 2018, stating that we have incurred significant losses and need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing of our products and continue the development of our real estate holdings.

Our business strategy may not be successful in addressing these issues and there can be no assurance that we will be able to obtain any additional capital. If we cannot execute our business plan on a timely basis (including acquiring additional capital), our stockholders may lose their entire investment in us, because we may have to delay vendor payments and/or initiate cost reductions and possibly sell certain company assets, which would have a material adverse effect on our business, financial condition and results of operations, and we could ultimately be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code.

Consolidated Results of Operations

Three months March 31, 2020 compared to three months ended March 31, 2019

Overview

We reported net losses of approximately $1.3 and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.

Revenues

Revenues were approximately $297,000 and $440,000 during the three months ended March 31, 2020 and 2019, respectively, representing a decrease of $143,000 or 33%. Decreases in revenues are primarily due to approximately $171,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, decreases in wine sales of approximately $89,000, partially offset by an increase in hotel and restaurant revenues of approximately $93,000.

Gross profit

We generated a gross profit of approximately $48,000 for the three months ended March 31, 2020 as compared to a gross profit of approximately $212,000 for the three months ended March 31, 2019, representing a decrease of $164,000 or 77%. Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $20,000 from $229,000 for the three months ended March 31, 2019 to $249,000 for the three months ended March 31, 2020. The increase in cost of sales results from the increase in hotel and restaurant costs of approximately $146,000, as a result of salary increases in response to high inflation during the period, which was partially offset by the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar of approximately $131,000 during the period.

Selling and marketing expenses

Selling and marketing expenses were approximately $38,000 and $111,000 for the three months ended March 31, 2020 and 2019, respectively, representing a decrease of $73,000 or 66% in 2020, primarily resulting from the Gaucho Group marketing event held in the first quarter of 2019.

General and administrative expenses

General and administrative expenses were approximately $1,229,000 and $1,378,000 for the three months ended March 31, 2020 and 2019, respectively, representing a decrease of $149,000 or 11%. The decrease results primarily from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $46,000 and $50,000 during the three months ended March 31, 2020 and 2019, respectively, representing a decrease of $4,000 or 8%.

Interest expense, net

Interest expense, net was approximately $30,000 and $122,000 during the three months ended March 31, 2020 and 2019, respectively, representing a decrease of $92,000 or 76%. The decrease is primarily related to the decrease in the average balance of debt outstanding during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, as a result of principal payments on loans payable and debt obligations of approximately $174,000 and $65,500, respectively, as well as the conversion of approximately $2,107,000 of debt principal and related interest payable into equity of GGI and the conversion of approximately $103,000 of debt and related interest payable into GGH common stock during the period since March 31, 2019.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	March 31, 2020	December 31, 2019

Cash	$191,942	$40,378
Working Capital (Deficiency)	$(4,302,614)	$(3,309,206)

Based upon our working capital deficiency as of March 31, 2020, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2020 and 2019, we have relied primarily on debt and equity offerings to third party independent, accredited investors, and related parties to sustain operations. During the three months ended March 31, 2020, we received proceeds of $725,000 from the issuance of convertible debt, proceeds from related party loans payable of approximately $368,000, and proceeds from loans payable of approximately $28,000.

The proceeds from these financing activities were used to fund our existing operating deficits, legal and accounting expenses associated with being a public company and the general working capital needs of the business.

Availability of Additional Funds

As a result of the above developments, we have been able to sustain operations. However, we will need to raise additional capital in order to meet our future liquidity needs for operating expenses and capital expenditures, including GGI inventory production, development of the GGI e-commerce platform, expansion of our winery and additional investments in real estate development. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations.

Sources and Uses of Cash for the Three months ended March 31, 2020 and 2019

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 and 2019 amounted to approximately $1,060,000 and $1,583,000, respectively. During the three months ended March 31, 2020, the net cash used in operating activities was primarily attributable to the net loss of approximately $1,295,000, adjusted for approximately $227,000 of net non-cash expenses, and approximately $8,000 of cash provided by changes in the levels of operating assets and liabilities. During the three months ended March 31, 2019, the net cash used in operating activities was primarily attributable to the net loss of approximately $1,401,000, adjusted for approximately $234,000 of net non-cash expenses, and approximately $416,000 of cash used for changes in the levels of operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2020 and 2019 amounted to approximately $17,000 and $18,000, respectively. Cash used in investing activities during the three months ended March 31, 2020 and 2019 resulted entirely from the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 and 2019 amounted to approximately $1,100,000 and $1,598,000, respectively. For the three months ended March 31, 2020, the net cash provided by financing activities resulted from $725,000 of proceeds from convertible debt obligations and approximately $368,000 and $28,000, respectively, from the proceeds from the issuance of related party loans payable and non-related party loans payable, partially offset by loan repayments of approximately $21,000. For the three months ended March 31, 2019, the net cash provided by financing activities resulted primarily from approximately $786,000 of proceeds from convertible debt obligations and approximately $885,000 of proceeds from common stock offerings, partially offset by debt and loan repayments of approximately $73,000.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 2 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and development activities and have suffered substantial recurring losses from operations since our inception. Further, while the Company plans to apply to NASDAQ later this year to uplist its common stock following a public offering of equity, should that effort not be successful, the Company would be required, on December 31, 2020, to redeem all Series B Shares that have not been previously converted to common stock. The cost to redeem these shares would likely have a materially adverse effect on the Company’s financial position and would likely require either the liquidation of certain Company assets or an effort to raise new equity or debt financing. Whether the Company would be able to consummate any such transaction, should it need to do so, on economically beneficial terms or otherwise, cannot be presently known. These conditions raise substantial doubt that we will be able to continue operations as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

We are continuing to monitor the outbreak of COVID-19, as described above, and the related impact on our operations, financial position and cash flows, as well as the impact on our employees. Recently, we have temporarily closed our hotel, restaurant as well as golf and tennis operations and have created an e-commerce platform for our wine sales in response to the pandemic. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our future operations and liquidity are uncertain as of the date of this report. While there could ultimately be a material impact on our operations and liquidity, this impact cannot currently be determined.

Based on current cash on hand and subsequent activity as described herein, our cash-on-hand only allows us to operate our business operations on a month-to-month basis. Because of our limited cash availability, we have scaled back our operations to the extent possible. While we are exploring opportunities with third parties and related parties to provide some or all of the capital we need, we have not entered into any agreement to provide us with the necessary capital. Historically, we have been successful in raising funds to support our capital needs. However, if we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations, liquidate assets and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a report which includes an explanatory paragraph relating to our ability to continue as a going concern in conjunction with their audit of our December 31, 2019 and 2018 consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies, estimates and new accounting pronouncements set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K filed with the SEC on March 30, 2020. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2020, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020 and below.

We face significant business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

The ongoing and developing COVID-19 pandemic has caused a broad impact globally. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, any resulting recession or economic slowdown will have a negative impact on our business and results of operations.

We rely on third-party suppliers and manufacturers in Argentina, China, Italy, and the U.S. This outbreak has resulted in the extended shutdown of certain businesses in China and Italy, and as a result, we have had disruptions and delays to our supply chain of materials for our Gaucho products. These may include disruptions from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products. Any disruption of our suppliers and their contract manufacturers will likely impact our sales and operating results. We have tried to mitigate these risks by focusing our manufacturing in Argentina and the United States.

The COVID-19 pandemic has affected the global economy, potentially in a significant adverse manner, resulting in an economic downturn that could impact demand for our Gaucho products and affect tourism in Argentina. As a result, recently, we have temporarily closed our hotel, restaurant as well as golf and tennis operations and have created an e-commerce platform for our wine sales in response to the pandemic. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our future operations and liquidity are uncertain as of the date of this report. While there could ultimately be a material impact on our operations and liquidity, this impact cannot currently be determined.

In addition, any significant disruption of global financial markets, reducing our ability to access capital, could negatively affect our liquidity. The COVID-19 pandemic could also negatively affect our internal controls over financial reporting, as a significant portion of our workforce is required to work from home and standard processes are disrupted. New processes, procedures, and controls may be required to ensure an effective control environment.

We are still assessing the impact the COVID-19 pandemic will have on our business and results of operations, but we anticipate that its impact will be significant. The exact impact is and will remain unknown and largely dependent upon future developments, including but not limited to information on the duration and spread of COVID-19, changes in customer demand, additional mitigation strategies proposed by governmental authorities (including federal, state, or local stay at home or similar orders), restrictions on the activities of our domestic and international suppliers and shipment of goods.

We may not have sufficient funds to continue the business.

The Company presently has enough cash on hand to sustain its operations on a month to month basis.

Because of our limited cash availability, we have scaled back our operations to the extent possible. Further, while the Company plans to apply to NASDAQ later this year to uplist its common stock following a public offering of equity, should that effort not be successful, the Company would be required, on December 31, 2020, to redeem all Series B Shares that have not been previously converted to common stock. The cost to redeem these shares would likely have a materially adverse effect on the Company’s financial position and would likely require either the liquidation of certain Company assets or an effort to raise new equity or debt financing. Whether the Company would be able to consummate any such transaction, should it need to do so, on economically beneficial terms or otherwise, cannot be presently known.

While we are exploring opportunities with third parties and related parties to provide some or all of the capital we need, we have not entered into any agreement to provide us with the necessary capital. Historically, we have been successful in raising funds to support our capital needs. However, if we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations, liquidate assets and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a report which includes an explanatory paragraph relating to our ability to continue as a going concern in conjunction with their audit of our December 31, 2019 and 2018 consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2020, the Board of Directors approved the offer and sale of a series of unsecured convertible promissory notes (the “Convertible Notes”) in an amount up to $1,500,000 and on March 29, 2020, unanimously approved an increase to $3,000,000 to accredited investors with a substantive pre-existing relationship with the Company, in a private placement. The Convertible Notes each have the same terms with a maturity date of December 31, 2020 (the “Maturity Date”) and mandatory conversion into common stock of the Company registered under the Securities Act of 1933, as amended (the “Securities Act”) with a 15% discount price to the offer and sale of the Company’s common shares upon a registered offering and uplist to Nasdaq (the “Mandatory Conversion”). At any time before the Mandatory Conversion but no later than the Maturity Date, holders of the Convertible Notes will have the right to convert the total principal amount of the Convertible Notes, together with all accrued and unpaid interest thereon into shares of unregistered common stock of the Company at the closing price of the Company’s stock as quoted on the over-the-counter market as of the trading day prior to receipt of the notice to convert. Between February 20, 2020 and March 30, 2020, the Company sold Convertible Notes in an aggregate amount of $725,000 to accredited investors who are all stockholders of the Company. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on March 11, 2020.

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

On January 25, 2018, the Company received a bank loan in the amount of $525,000 (the “2018 Loan”), denominated in U.S. dollars. The loan bears interest at 6.75% per annum and is due on January 25, 2023. Principal and interest will be paid in 60 equal monthly installments of $10,311, beginning on February 23, 2018. During 2018, the Company defaulted on certain 2018 Loan payments, and as a result, the 2018 Loan is currently payable upon demand.

As previously reported on the Company’s Annual Reports on Forms 10-K for the years ending December 31, 2017, December 31, 2018, and December 31, 2019, the Company sold convertible promissory notes in the aggregate principal amount of $2,046,730 (together, the “2017 Notes”). The 2017 Notes matured 90 days from the date of issuance, bear interest at 8% per annum and were convertible into the Company’s common stock at $0.63 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. During 2018, principal and interest of $794,875 and $15,000, respectively, were converted into 1,285,517 shares of common stock at a conversion price of $0.63 per share. During 2019, the Company repaid principal and interest of $30,000 and $2,151, respectively, and principal and interest of $51,500 and $1,160, respectively, were converted into 83,587 shares of common stock at a conversion price of $0.63 per share. As of March 31, 2020, principal of $1,170,354 and interest of $190,649 outstanding on the 2017 Notes is past due and is payable on demand. The 2017 Notes are no longer convertible.

As disclosed previously in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company’s subsidiary, Gaucho Group, Inc. (“GGI”) sold convertible promissory notes in the total amount of $2,266,800 to accredited investors (the “GGI Notes”). The maturity date of the notes was March 31, 2019, and at the option of the holder, the principal amount of the note plus accrued interest could be converted into GGI common stock at a 20% discount to the share price in a future offering of common stock by GGI. During 2019, the Company repaid principal and interest $65,500 and $3,256, respectively, of principal and interest due, respectively, and the Company issued a certain noteholder 144,882 shares of its common stock in satisfaction for a note in the principal and accrued interest amount of $50,000 and $709, respectively. On April 14, 2019, GGI Notes representing $2,051,300 of principal and $55,308 of interest converted into 5,226,520 shares of GGI common stock. For this issuance of securities, no general solicitation was used and GGI relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the Securities and Exchange Commission (the “SEC”) on September 18, 2018, an amended Form D was filed on November 20, 2018, and amended Form D was filed on December 10, 2018, an amended Form D was filed on January 17, 2019, an amended Form D was filed on February 8, 2019, and another amended Form D was filed on February 21, 2019.

One GGI Note representing $100,000 of principal and $4,498 of interest is past due as of March 31, 2020 and payable on demand. GGI Notes are no longer convertible since the notes are past their maturity date.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

On March 20, 2020, the Company formed a home luxury goods wholly-owned subsidiary, Bacchus Collection, Inc., which is still in the concept stage and is not yet operational.

Between April 1, 2020 and July 6, 2020, the Company sold Convertible Notes in an aggregate amount of $664,214 to accredited investors who are all stockholders of the Company. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on March 11, 2020 and an amended Form D was filed on May 29, 2020. The Company will file an additional amended Form D with the Commission in close proximity to the filing of this Quarterly Report.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013 [1]
3.2	Amendment to the Amended and Restated Certificate of Incorporation filed September 20, 2018 and effective October 1, 2018*
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed March 1, 2019 and effective March 11, 2019 [9]
3.7	Amended and Restated Bylaws [7]
3.8	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 [10]
4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013 [1]
4.2	Amendment No. 1 to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated February 28, 2017 [2]
4.3	Certificate of Designation of Series B Convertible Preferred Stock, dated February 28, 2017 [2]
4.4	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on December 3, 2019 and filed with the Delaware Secretary of State.[11]
4.5	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on January 30, 2020 and filed with the Delaware Secretary of State. [12]
4.5	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors on March 29 and the Series B Preferred stockholders on March 27, 2020 and filed with the Delaware Secretary of State. [15]
4.6	2016 Stock Option Plan. [3]
4.7	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016. [3]
4.8	2018 Equity Incentive Plan. [8]
4.9	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 [10]
4.10	Amendment to the Company’s 2018 Equity Incentive Plan effective July 8, 2019 as approved by the Board of Directors [13]
10.1	Employment Agreement by and between the Company and Scott L. Mathis dated September 28, 2015 [5]
10.1	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 [15]
10.2	Agreement of Lease between 135 Fifth Avenue LLC and Diversified Biotech Holdings Corp. dated July 1, 2006 and Amendment of Lease between 135 Fifth Avenue LLC and Diversified Private Equity Corp., dated September 1, 2010 [1]
10.3	Second Amendment of Lease between 135 Fifth Avenue LLC and Diversified Private Equity Corp., dated July 10, 2015 [4]
10.4	Investor Relations Consulting Agreement between MZHCI, LLC and the Company, dated April 8, 2016 [6]
10.5	Expense Sharing Agreement between Hollywood Burger Holdings Inc. and the Company, dated April 1, 2010, as last amended on December 27, 2019 [14]
10.5	Loan Agreement between the Company and Santander Bank, N.A., dated May 6, 2020[16]

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2017.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2017.
4.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 30, 2016.
5.	Incorporated by reference from the Company’s Quarterly report on Form 10-Q, filed on November 16, 2015.
6.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 16, 2016.
7.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 20, 2017.
8.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
9.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 14, 2019.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
11.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2019.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2020.
13.	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on August 30, 2019.
14.	Incorporated by reference to the Company’s Amended Registration Statement on Form S-1 filed on January 27, 2020.
15.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020.
16.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2020.
*	Filed herewith.
**	Furnished, not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 6, 2020	GAUCHO GROUP HOLDINGS, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

