Form 10-Q
period 2020-06-30
Gaucho Group Holdings, Inc.
filed 2020-08-19
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 18, 2020, there were 60,271,082 shares of common stock outstanding.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	1

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019	3

Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2020 and 2019	4

Unaudited Condensed Consolidated Statement of Changes in Temporary Equity and Stockholders’ Deficiency for the Three and Six Months Ended June 30, 2020 and 2019	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	31

ITEM 4. Controls and Procedures	31

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings	32

ITEM 1A. Risk Factors	32

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

ITEM 3. Defaults Upon Senior Securities	33

ITEM 4. Mine Safety Disclosures	33

ITEM 5. Other Information	33

ITEM 6. Exhibits	34

Signatures	36

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$150,710	$40,378
Accounts receivable, net of allowance of $142,365 and $126,216 at each of June 30, 2020 and December 31, 2019, respectively	352,272	335,622
Accounts receivable - related parties, net of allowance of $451,680 and $514,087 at each of June 30, 2020 and December 31, 2019, respectively	40,257	39,837
Advances to employees	281,783	281,783
Inventory	1,006,590	1,163,260
Real estate lots held for sale	139,492	139,492
Operating lease right-of-use asset	-	148,581
Investment	63,376	74,485
Prepaid expenses and other current assets	212,627	205,309

Total Current Assets	2,247,107	2,428,747

Long Term Assets
Property and equipment, net	2,839,415	2,914,715
Prepaid foreign taxes, net	493,887	474,130
Investment - related parties	3,918	3,470
Deposits	38,014	99,298

Total Assets	$5,622,341	$5,920,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2020	2019
	(unaudited)
Liabilities, Temporary Equity and Stockholders’ Deficiency
Current Liabilities
Accounts payable	$867,584	$823,762
Accrued expenses, current portion	1,427,630	1,122,345
Deferred revenue	884,515	899,920
Operating lease liabilities	-	157,826
Loans payable, current portion, net of debt discount	749,757	781,719
Loans payable - related parties	707,529	566,132
Debt obligations	1,270,354	1,270,354
Convertible debt obligations	1,358,420	-
Investor deposits	29,950	29,950
Other current liabilities	117,186	85,945
Total Current Liabilities	7,412,925	5,737,953
Long Term Liabilities
Accrued expenses, non-current portion	17,196	86,398
Loans payable, non-current portion, net of debt discount	385,744	96,583
Total Liabilities	7,815,865	5,920,934
Commitments and Contingencies
Series B convertible redeemable preferred stock, par value $0.01 per share; 902,670 shares authorized; 901,070 and 902,670 issued and outstanding at June 30, 2020 and December 31, 2019, respectively. Liquidation preference of $10,719,820 at June 30, 2020.	9,010,824	9,026,824
Stockholders’ Deficiency
Preferred stock, 11,000,000 shares authorized:
Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; no shares are available for issuance.	-	-
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 60,321,615 shares issued and 60,271,082 shares outstanding as of June 30, 2020 and December 31, 2019.	603,215	603,215
Additional paid-in capital	90,881,774	90,675,518
Accumulated other comprehensive loss	(11,981,310)	(12,399,833)
Accumulated deficit	(90,592,519)	(87,886,307)
Treasury stock, at cost, 50,533 shares at June 30, 2020 and December 31, 2019	(46,355)	(46,355)
Total Gaucho Group Holdings, Inc. Stockholders’ Deficiency	(11,135,195)	(9,053,762)
Non-controlling interest	(69,153)	26,364
Total Stockholders’ Deficiency	(11,204,348)	(9,027,398)
Total Liabilities, Temporary Equity and Stockholders’ Deficiency	$5,622,341	$5,920,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Sales	$117,332	$268,733	$414,318	$709,228
Cost of sales	(241,205)	(401,498)	(490,626)	(630,108)
Gross profit	(123,873)	(132,765)	(76,308)	79,120
Operating Expenses
Selling and marketing	12,106	125,369	49,999	236,807
General and administrative	1,253,038	1,551,710	2,482,273	2,929,434
Depreciation and amortization	46,342	62,579	92,503	112,159
Total operating expenses	1,311,486	1,739,658	2,624,775	3,278,400
Loss from Operations	(1,435,359)	(1,872,423)	(2,701,083)	(3,199,280)

Other Expense (Income)
Interest expense, net	90,903	105,406	121,136	227,029
Gains from foreign currency transactions	(20,025)	15,189	(20,490)	(32,334)
Total other expense	70,878	120,595	100,646	194,695
Net Loss	(1,506,237)	(1,993,018)	(2,801,729)	(3,393,975)
Net loss attributable to non-controlling interest	52,872	46,409	95,517	46,409
Series B preferred stock dividends	(182,353)	(179,770)	(362,123)	(357,565)
Net Loss Attributable to Common Stockholders	$(1,635,718)	$(2,126,379)	$(3,068,335)	$(3,705,131)

Net Loss per Common Share	$(0.03)	$(0.04)	$(0.05)	$(0.07)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	60,271,082	52,276,732	60,271,082	50,123,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Net loss	$(1,506,237)	$(1,993,018)	$(2,801,729)	$(3,393,975)
Other comprehensive income:
Foreign currency translation adjustments	290,472	357,078	418,523	365,417
Comprehensive loss	(1,215,765)	(1,635,940)	(2,383,206)	(3,028,558)
Comprehensive loss attributable to non-controlling interests	52,872	46,409	95,517	46,409
Comprehensive loss attributable to controlling interests	$(1,162,893)	$(1,589,531)	$(2,287,689)	$(2,982,149)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

(unaudited)

	Series B									Gaucho
	Convertible Redeemable						Additional	Accumulated Other		Group Holdings	Non	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Deficiency
Balance - January 1, 2020	902,670	$9,026,824	60,321,615	$603,215	50,533	$(46,355)	$90,675,518	$(12,399,833)	$(87,886,307)	$(9,053,762)	$26,364	$(9,027,398)
Options and warrants	-	-	-	-	-	-	103,581	-	-	103,581	-	103,581
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,252,847)	(1,252,847)	(42,645)	(1,295,492)
Other comprehensive income	-	-	-	-	-	-	-	128,051	-	128,051	-	128,051
Balance - March 31, 2020	902,670	9,026,824	60,321,615	603,215	50,533	(46,355)	90,779,099	(12,271,782)	(89,139,154)	(10,074,977)	(16,281)	(10,091,258)

Options and warrants	-	-	-	-	-	-	102,675	-	-	102,675	-	102,675
Repurchase of preferred stock	(1,600)	(16,000)	-	-	-	-	-	-	-	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,453,365)	(1,453,365)	(52,872)	(1,506,237)
Other comprehensive income	-	-	-	-	-	-	-	290,472	-	290,472	-	290,472
Balance - June 30, 2020	901,070	$9,010,824	60,321,615	$603,215	50,533	$(46,355)	$90,881,774	$(11,981,310)	$(90,592,519)	$(11,135,195)	$(69,153)	$(11,204,348)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(unaudited)

	Series B									Gaucho
	Convertible Redeemable						Additional	Accumulated Other		Group Holdings	Non	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Deficiency
Balance - January 1, 2019	902,670	$9,026,824	46,738,533	$467,384	50,533	$(46,355)	$83,814,442	$(13,110,219)	$(81,222,499)	$(10,097,247)	$-	$(10,097,247)
Common stock issued in satisfaction of 401(k) profit sharing liability	-	-	181,185	1,812	-	-	61,603	-	-	63,415	-	63,415
Options and warrants	-	-	-	-	-	-	157,994	-	-	157,994	-	157,994
Common stock issued for cash	-	-	2,527,857	25,279	-	-	859,471	-	-	884,750	-	884,750
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,400,957)	(1,400,957)	-	(1,400,957)
Other comprehensive income	-	-	-	-	-	-	-	8,339	-	8,339	-	8,339
Balance - March 31, 2019	902,670	9,026,824	49,447,575	494,475	50,533	(46,355)	84,893,510	(13,101,880)	(82,623,456)	(10,383,706)	-	(10,383,706)

Options and warrants	-	-	-	-	-	-	68,508	-	-	68,508	-	68,508
Common stock issued for cash	-	-	6,071,428	60,714	-	-	2,064,286	-	-	2,125,000	-	2,125,000
Common stock issued upon conversion of convertible debt and interest	-	-	83,587	836	-	-	51,824	-	-	52,660	-	52,660
Debt converted to common stock of GGI	-	-	-	-	-	-	-	-	-	-	2,106,608	2,106,608
Comprehensive loss:										-		-
Net loss	-	-	-	-	-	-	-	-	(1,946,609)	(1,946,609)	(46,409)	(1,993,018)
Other comprehensive income	-	-	-	-	-	-	-	357,078	-	357,078	-	357,078
Balance - June 30, 2019	902,670	$9,026,824	55,602,590	$556,025	50,533	$(46,355)	$87,078,128	$(12,744,802)	$(84,570,065)	$(9,727,069)	$2,060,199	$(7,666,870)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(2,801,729)	$(3,393,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	18,433	28,844
Options and warrants	206,256	226,502
Gain on foreign currency translation	(20,490)	(32,334)
Net realized and unrealized investment losses	(448)	1,773
Depreciation and amortization	92,503	112,159
Loss on disposal of asset	-	410
Amortization of right-of-use asset	92,862	107,411
Amortization of debt discount	7,102	14,736
Recovery of uncollectible assets	(28,897)	-
Loss on derecognition of right-of-use asset and lease liabilities	39,367	-
Decrease (increase) in assets:
Accounts receivable	(54,914)	(378,729)
Inventory	156,670	(179,889)
Deposits	18,451	-
Prepaid expenses and other current assets	(27,075)	(1,480)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	348,537	182,128
Operating lease liabilities	(98,641)	(92,420)
Deferred revenue	(15,405)	-
Other liabilities	31,241	(14,678)
Total Adjustments	765,552	(25,567)
Net Cash Used in Operating Activities	(2,036,177)	(3,419,542)
Cash Flows from Investing Activities
Purchase of property and equipment	(17,203)	(121,519)
Net Cash Used in Investing Activities	(17,203)	(121,519)
Cash Flows from Financing Activities
Proceeds from loans payable	27,641	-
Proceeds from loans payable - related parties	267,397	-
Repayments of loans payable	(102,756)	(80,235)
Repayments of loans payable - related parties	(126,000)	-
Proceeds from convertible debt obligations	1,358,420	786,000
Repayments of debt obligations	-	(95,500)
Proceeds from common stock offering	-	3,009,750
Proceeds from PPP Loan	242,487	-
Proceeds from SBA Economic Injury Disaster Loan	94,000	-
Repurchase of preferred stock	(16,000)	-
Net Cash Provided by Financing Activities	1,745,189	3,620,015
Effect of Exchange Rate Changes on Cash	418,523	230,722
Net Increase in Cash	110,332	309,676
Cash and Cash Equivalents - Beginning of Period	40,378	58,488
Cash and Cash Equivalents - End of Period	$150,710	$368,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	For the six months ended
	June 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Interest paid	$125,561	$167,313
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Accrued stock-based compensation converted to equity	$-	$63,415
Debt and interest payable converted to equity	$-	$52,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the six months ended June 30, 2020, the Company incurred a net loss of $2,801,729 and used cash in operations of $2,036,177. The Company has an accumulated deficit of $90,592,519 at June 30, 2020. Further, as of June 30, 2020, principal and interest in the amount of $1,270,354 and $541,418, respectively, owed in connection with the Company’s debt obligations are past due and are payable on demand, principal and interest in the amount of $1,358,420 and $18,956 owed in connection with the Company’s convertible debt matures on December 31, 2020, and $1,466,203 represents the current portion of the Company’s loans payable which are payable on demand or for which payments are due within twelve months after June 30, 2020. During the six months ended June 30, 2020 the Company funded its operations with the proceeds of debt financing of $1,989,945.

Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months from the date these financial statements are made available. Further, while the Company plans to apply to NASDAQ later this year to uplist its common stock, should that effort not be successful, the Company would be required, on December 31, 2020, to redeem all Series B Shares that have not been previously converted to common stock. The cost to redeem these shares would likely have a material adverse effect on the Company’s financial position and would likely require either the liquidation of certain Company assets or an effort to raise new equity or debt financing. Whether the Company would be able to consummate any such transaction, should it need to do so, on economically beneficial terms or otherwise, cannot be presently known. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In December 2019, the 2019 novel coronavirus (“COVID-19”) surfaced in Wuhan, China. The World Health Organization declared the outbreak as a global pandemic in March 2020. Recently, we temporarily closed our corporate office, as well as our hotel, restaurant, winery operations, and golf and tennis operations. Further, the Gaucho factories have closed, borders for importing product have been impacted and the Gaucho fulfillment center is also closed. In response, we have reduced costs by negotiating out of our New York lease, renegotiating with our vendors and implementing salary reductions. We have also created an e-commerce platform for our wine sales in response to the pandemic. The Company is continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on the Company’s operations, financial position and cash flows, as well as the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s future operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited consolidated financial statements.

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

(unaudited)

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, the Company must make estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company include the valuation of investments, equity and liability instruments, the value of right-of-use assets and related lease liabilities, the useful lives of property and equipment and reserves associated with the realizability of certain assets.

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

For operations in highly inflationary economies, monetary asset and liabilities are translated at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are translated at historical exchange rates. Under highly inflationary accounting, the Company’s Argentina subsidiaries’ functional currency became the United States dollar. Nonmonetary assets and liabilities existing on July 1, 2018 (the date that the Company adopted highly inflationary accounting) were translated using the Argentina Peso (“ARS”) to United States Dollar exchange rate in effect on June 30, 2018, which was 28.880. Since the adoption of highly inflationary accounting, activity in nonmonetary assets and liabilities is translated using historical exchange rates, monetary assets and liabilities are translated using the exchange rate at the balance sheet date, and income and expense accounts are translated at the weighted average exchange rate in effect during the period. Translation adjustments are reflected in income (loss) on foreign currency translation on the accompanying statements of comprehensive loss. During the three and six months ended June 30, 2020 the Company recorded gains on foreign currency transactions of $20,025 and $20,490, respectively, and during the three and six months ended June 30, 2019, respectively, the Company recorded a $(15,189) and $32,334 (loss) gain, respectively, on foreign currency transactions as a result of the net monetary liability position of its Argentine subsidiaries.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $20,550 and $29,027 at June 30, 2020 and December 31, 2019, respectively, which represents cash held in Argentine bank accounts.

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

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Hotel rooms and events	$3,507	$107,736	$209,762	$367,356
Restaurants	5,864	31,858	65,380	97,781
Winemaking	20,844	12,338	21,887	102,880
Golf, tennis and other	87,117	116,801	116,540	141,211
Clothes and accessories	-	-	749	-
Total revenues	$117,332	$268,733	$414,318	$709,228

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

For the three and six months ended June 30, 2020, the Company did not recognize any revenue related to performance obligations satisfied in previous periods. Contracts related to the sale of wine, agricultural products and hotel services have an original expected length of less than one year. The Company has elected not to disclose information about remaining performance obligations pertaining to contracts with an original expected length of one year or less, as permitted under the guidance.

As of June 30, 2020 and December 31, 2019, the Company had deferred revenue of $841,451 and $838,471, respectively, associated with real estate lot sale deposits, and had $43,064 and $61,449, respectively, of deferred revenue related to hotel deposits. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are excluded from revenues in the condensed consolidated statements of operations.

Convertible Debt

The Company evaluates for the existence of a beneficial conversion feature (“BCF”) related to the issuance of convertible notes, if such instruments are not deemed to be derivative financial instruments, by comparing the commitment date fair value to the effective conversion price of the instrument. The Company records a BCF as debt discount, which is amortized to interest expense over the life of the respective note using the effective interest method. BCFs that are contingent upon the occurrence of a future event are recognized when the contingency is resolved.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2020		2019

Options	8,979,890		7,409,375
Warrants	474,623		992,166
Series B convertible preferred stock	9,010,700		9,026,700
Convertible debt	3,443,439	[1]	-	[2]
Total potentially dilutive shares	21,908,652		17,428,241

[1] As of June 30, 2020, certain of the convertible notes had variable conversion prices and the potentially dilutive shares were estimated based on market conditions. See Note 9 – Convertible Debt Obligations.

[2] As of June 30, 2019, all notes are past their maturity date and no longer convertible. See Note 8 – Debt obligations.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. INVENTORY

Inventory at June 30, 2020 and December 31, 2019 was comprised of the following:

	June 30,	December 31,
	2020	2019

Vineyard in process	$94,753	$304,067
Wine in process	609,954	539,380
Finished wine	5,399	23,467
Clothes and accessories	230,429	224,965
Other	66,055	71,381
Total	$1,006,590	$1,163,260

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Investments at Fair Value:

As of June 30, 2020	Level 1	Level 2	Level 3	Total

Warrants - Affiliates	$-	$-	$3,918	$3,918
Government Bond	63,376	-	-	63,376

As of December 31, 2019	Level 1	Level 2	Level 3	Total

Warrants - Affiliates	$-	$-	$3,470	$3,470
Government Bond	74,485	-	-	74,485

A reconciliation of Level 3 assets is as follows:

Warrants - Affiliates

Balance - January 1, 2020	$3,470
Unrealized gain	448
Balance - June 30, 2020	$3,918

Investment at June 30, 2020, consisted of the Company’s investment in an Argentine government bond, purchased by the Company on December 3, 2019. The bond had an effective interest rate of 48% per annum and matures on December 31, 2020. The decrease in the government bond value was a result from the effects of fluctuations in the foreign currency exchange rate during the period.

Investment – related parties at June 30, 2020, consisted of retained certain affiliate warrants which are marked to market at each reporting date using the Black-Scholes option pricing model. The Company recorded unrealized gains (losses) on the affiliate warrants of $1,405 and $448 during the three and six months ended June 30, 2020, respectively, and $(1,066) and $(1,773) during the three and six months ended June 30, 2019, respectively, which are included in revenues on the accompanying unaudited condensed consolidated statements of operations.

The fair value of the Company’s derivative liabilities as of June 30, 2020 was de minimis (see Note 9 – Convertible Debt Obligations).

6. ACCRUED EXPENSES

Accrued expenses were comprised of the following as of:

	June 30,	December 31,
	2020	2019

Accrued compensation and payroll taxes	$325,217	$210,900
Accrued taxes payable - Argentina	291,913	170,873
Accrued interest	560,374	484,026
Other accrued expenses	250,126	256,546
Accrued expenses, current	1,427,630	1,122,345
Accrued payroll tax obligations, non-current	17,196	86,398
Total accrued expenses	$1,444,826	$1,208,743

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. LOANS PAYABLE

The Company’s loans payable are summarized below:

	June 30, 2020			December 31, 2019
	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount

PPP Loan	$242,487	$-	$242,487	$-	$-	$-
EIDL	94,000	-	94,000	-	-	-
2020 Demand Loan	17,614	-	17,614	-	-	-
2018 Demand Loan	-	-	-	6,678	-	6,678
2018 Loan	310,149	-	310,149	352,395	-	352,395
2017 Loan	21,411	-	21,411	67,491	-	67,491
Land Loan	459,500	(9,660)	449,840	468,500	(16,762)	451,738
Total Loans Payable	1,145,161	(9,660)	1,135,501	895,064	(16,762)	878,302
Less: current portion	758,674	(8,917)	749,757	795,064	(13,345)	781,719
Loans Payable, non-current	$386,487	$(743)	$385,744	$100,000	$(3,417)	$96,583

On March 1, 2020, the Company received a loan in the amount of $27,641 (ARS $1,777,778) (the” 2020 Demand Loan”) which bears interest at 10% per month and is due upon demand of the lender (the “Demand Loan”). Interest is paid monthly.

During the six months ended June 30, 2020, the Company made principal payments on loans payable in the aggregate of $102,756, of which $7,940 was paid on the 2020 Demand Loan, $5,906 was paid on the 2018 Demand Loan, $42,246 was paid on the 2018 Loan, $37,664 was paid on the 2017 Loan and $9,000 was paid on the Land Loan. The remaining decrease in principal balances are the result of the impact of the change in exchange rates during the period.

The Company incurred interest expense related to the loans payable in the amount of $16,087 and $38,707 during the three and six months ended June 30, 2020, respectively, of which $3,777 and $7,102, respectively represented amortization of debt discount, and incurred interest expense of $32,006 and $72,828 during the three and six months ended June 30, 2019, respectively, of which $8,241 and $14,736, respectively represented amortization of debt discount.

PPP Loan

On May 6, 2020, the Company entered into a potentially forgivable loan from the U.S. Small Business Administration (“SBA”) pursuant to the Paycheck Protection Program (“PPP”) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”), resulting in net proceeds of $242,487 (the “PPP Loan”). To facilitate the PPP Loan, the Company entered into a note payable agreement with Santander Bank, N.A. as the lender.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of their respective PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company intends to use the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred for six months after the date of disbursement. While the PPP Loan currently has a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lender.

SBA Economic Injury Disaster Loans

On May 22, 2020, the Company received a loan in the principal amount of $94,000 (the “EIDL Loan”) pursuant to the Economic Injury Disaster Loan (“EIDL”) assistance program offered by the SBA in response to the impact of the COVID-19 pandemic on the Company’s business. The EIDL Loan bears interest at 3.75% per annum and matures on May 22, 2050. Proceeds from the EIDL are being used for working capital purposes. Monthly installment payments of $459, including principal and interest, are due monthly beginning May 22, 2021. The EIDL Loan is secured by a security interest in all of the Company’s assets.

8. DEBT OBLIGATIONS

The Company’s debt obligations are summarized below:

	June 30, 2020			December 31, 2019
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

2010 Debt Obligations	$-	$317,715	$317,715	$-	$305,294	$305,294
2017 Notes	1,170,354	213,957	1,384,311	1,170,354	167,341	1,337,695
Gaucho Notes	100,000	9,746	109,746	100,000	6,260	106,260
Total Debt Obligations	$1,270,354	$541,418	$1,811,772	$1,270,354	$478,895	$1,749,249

[1] Accrued interest is included as a component of accrued expenses on the accompanying condensed consolidated balance sheets.

Each of the debt obligations listed above are past due and are payable on demand. The Company incurred interest expense of $31,261 and $62,523 in connection with its debt obligations during the three and six months ended June 30, 2020, respectively, and incurred interest expense of $35,986 and $104,003 in connection with its debt obligations during the three and six months ended June 30, 2019, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. CONVERTIBLE DEBT OBLIGATIONS

The Company’s convertible debt obligations are summarized below:

	June 30, 2020			December 31, 2019
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

Convertible Notes	$1,358,420	$18,956	$1,377,376	$-	$-	$-
Total Convertible Debt Obligations	$1,358,420	$18,956	$1,377,376	$-	$-	$-

[1] Accrued interest is included as a component of accrued expenses on the accompanying condensed consolidated balance sheets.

During the six months ended June 30, 2020, the Company sold unsecured convertible promissory notes (“Convertible Notes”) in an aggregate amount of $1,358,420 to accredited investors who are all stockholders of the Company. The Convertible Notes mature on December 31, 2020 and bear interest at 7% per annum. Principal and interest outstanding under the Convertible Notes are convertible (i) automatically upon the closing of a firm commitment underwritten public offering registered pursuant to the Securities Act of 1933, as amended (a “Public Offering”, at a conversion price equal to 85% of the price per share of the Company’s common stock sold in the Public Offering (the “Mandatory Conversion Option”), or (ii) at the option of the holder at any time prior to the Public Offering at a conversion price equal to the closing price of the Company’s common stock on the day prior to conversion (the “Holder’s Conversion Option”). The Company incurred total interest expense of $15,595 and $18,956 related to this debt during the three and six months ended June 30, 2020, respectively.

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

As of June 30, 2020, the value of Holders’ Conversion Option was de minimis. The contingently adjustable, non-bifurcated beneficial conversion feature associated with the Mandatory Conversion Option of the Convertible Notes will be accounted for, if necessary, at the time the contingency is resolved upon the occurrence of the Public Offering.

10. RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties in the amount of $40,257 and $39,837 at June 30, 2020 and December 31, 2019, represented the net realizable value of advances made to separate entities under common management.

See Note 5 – Investments and Fair Value of Financial Instruments, for a discussion of the Company’s investment in warrants of a separate entity under common management.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a Related Party to share expenses such as office space, support staff and other operating expenses (the “Related Party ESA”). The agreement was amended on January 1, 2017 to reflect the current use of personnel, office space, professional services. During the three and six months ended June 30, 2020, the Company recorded a contra-expense of $203,941 and $343,857, respectively, and during the three and six months ended June 30, 2019, the Company recorded a contra-expense of $117,968 and $189,889, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During 2019, the Related Party prepaid approximately $566,132 of its future obligations under the Related Party ESA, in exchange for a 15% reduction in the Related Party’s expense obligations under the Related Party ESA until the prepayment has been reduced to $0. During the six months ended June 30, 2020, the Related Party prepaid an additional $267,397 of its future obligations under the Related Party ESA. The Company repaid $126,000 of the amounts owed to the Related Party during the second quarter of 2020. The prepaid balance of $707,529 as of June 30, 2020, is reflected as loans payable – related parties on the accompanying condensed consolidated balance sheet.

The Company had an expense sharing agreement with a different related entity to share expenses such as office space and other clerical services which was terminated in August 2017. The owners of more than 5% of that entity include (i) GGH’s chairman, and (ii) a more than 5% owner of GGH. The entity owed $396,116 to the Company under the expense sharing agreement at December 31, 2019, of which the entire balance was deemed unrecoverable and reserved. During the six months ended June 30, 2020, the Company received payments from the entity in the amount of $62,406 and recorded recovery of the bad debt allowance of $62,406. The balance owed to the Company under this expense sharing agreement as of June 30, 2020 is $333,710 of which the entire balance is deemed unrecoverable and is reserved.

11. BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. For the three and six months ended June 30, 2020, the Company recorded a charge associated with its contribution of $9,925 and $18,433 respectively, and for the three and six months ended June 30, 2019, the Company recorded a charge associated with its contribution of $15,531 and $28,844, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $0.35 per share during 2019). As of June 30, 2020, shares have not yet been issued in satisfaction of the previous year’s 401(k) obligation.

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

On February 18, 2020, GGH repurchased 1,600 shares of the Series B Preferred Stock from a shareholder at $10 per share and paid accrued dividends of $2,451.

The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value (equal to face value of $10 per share), as defined, payable when, as and if declared by the Board of Directors. Dividends earned by the Series B stockholders were $182,360 and $361,987 for the three and six months ended June 30, 2020, respectively, and were $179,770 and $357,565 for the three and six months ended June 30, 2019, respectively. Dividends payable of $82,772 are included in the current portion of other liabilities at June 30, 2020. Cumulative unpaid and undeclared dividends in arrears related to the Series B totaled $1,626,348 and $1,264,361 as of June 30, 2020 and December 31, 2019, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accumulated Other Comprehensive Income

For three and six months ended June 30, 2020, the Company recorded $290,472 and $418,523, respectively, of foreign currency translation adjustments as accumulated other comprehensive income, and for the three and six months ended June 30, 2019, the Company recorded benefits of $357,078 and $365,417, respectively, primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 3 – Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

Warrants

A summary of warrants activity during the six months ended June 30, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2020	566,742	$2.11
Issued	-	-
Exercised	-	-
Cancelled	-	-
Expired	(92,119)	1.38
Outstanding, June 30, 2020	474,623	$2.13	0.9	$-

Exercisable, June 30, 2020	474,623	$2.13	0.9	$-

A summary of outstanding and exercisable warrants as of June 30, 2020 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$2.00	Common Stock	348,332	1.0	348,332
$2.50	Common Stock	126,291	0.7	126,291
	Total	474,623		474,623

Stock Options

During the three and six months ended June 30, 2020, the Company recorded stock-based compensation expense of $102,675 and $206,256, respectively, and during the three and six months ended June 30, 2019, the Company recorded stock-based compensation expense of $68,508 and $226,502, respectively related to the amortization of stock option grants, and which is reflected in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2020, there was $861,664 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.27 years.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of GGH stock options activity during the six months ended June 30, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2020	9,550,640	$0.78
Granted	-	-
Exercised	-	-
Expired	(570,750)	2.18
Forfeited	-	-
Outstanding, June 30, 2020	8,979,890	$0.69	3.2	$66,598

Exercisable, June 30, 2020	3,142,546	$1.06	2.5	$6,094

The following table presents information related to GGH stock options at June 30, 2020:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options

$0.385	4,439,890	3.6	406,251
$0.539	1,500,000	3.2	656,259
$0.770	1,320,000	2.6	742,506
$1.100	1,020,000	2.4	637,530
$2.200	700,000	1.2	700,000
	8,979,890	2.5	3,142,546

Gaucho Group, Inc. Stock Options

As of June 30, 2020, options to purchase 6,570,000 shares of GGI common stock are outstanding under the 2018 Gaucho Plan.

13. LEASES

The Company leased one corporate office in New York, New York, through an operating lease agreement (the “New York Lease”), which was set to expire on August 31, 2020. Effective May 31, 2020, the Company terminated the New York Lease. As consideration of the termination, the landlord is entitled to retain and apply the full amount of the $61,284 security deposit as a partial payment of the rent and the additional rent due and payable under the lease. The Company paid the landlord the following additional amounts: (i) $5,683, representing the additional amount of unpaid rent and additional rent due and payable under the lease through the termination date, and (ii) $11,860, representing the landlord’s cost for the post-termination date cleaning of the premises. The Company recognized a loss of $39,367 in connection with the termination of the lease and the derecognition of the ROU asset and related lease liability.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2020, the Company had no leases that were classified as a financing lease and did not have any additional operating and financing leases that have not yet commenced.

Total operating lease expenses were $96,361 and $154,177, for the three and six months ended June 30, 2020, respectively, and were $57,816 and $115,633 for the three and six months ended June 30, 2019, respectively, Lease expenses are recorded in general and administrative expenses on the unaudited condensed consolidated statements of operations.

Supplemental cash flows information related to leases was as follows:

	For the six months ended
	June 30,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$78,827	$118,998

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$361,020

Weighted Average Remaining Lease Term:
Operating leases	0.00 years	1.17 years

Weighted Average Discount Rate:
Operating leases	8.0%	8.0%

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has recast its financial information and disclosures for the prior period to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented. The following tables present segment information for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30, 2020				For the Six Months Ended June 30, 2020
	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL
Revenues	$117,332	$-	$-	$117,332	$413,570	$749	$-	$414,318
Revenues from Foreign Operations	$117,332	$-	$-	$117,332	$413,570	$-	$-	$413,570
Loss from Operations	$(548,424)	$(251,695)	$(635,239)	$(1,435,359)	$(846,380)	$(569,308)	$(1,285,395)	$(2,701,083)

	For the Three Months Ended June 30, 2019				For the Six Months Ended June 30, 2019
	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL
Revenues	$268,733	$-	$-	$268,733	$709,228	$-	$-	$709,228
Revenues from Foreign Operations	$268,733	$-	$-	$268,733	$709,228	$-	$-	$709,228
Loss from Operations	$(568,053)	$(179,453)	$(1,124,917)	$(1,872,423)	$(590,708)	$(514,861)	$(2,093,711)	$(3,199,280)

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Employment Agreement

On September 28, 2015, the Company entered into an employment agreement with Scott Mathis, the Company’s CEO (the “Employment Agreement”). Among other things, the agreement provided for a three-year term of employment at an annual salary of $401,700 (subject to a 3% cost-of-living adjustment per year), bonus eligibility, paid vacation and specified business expense reimbursements. The agreement sets limits on Mr. Mathis’ annual sales of GGH common stock. Mr. Mathis is subject to a covenant not to compete during the term of the agreement and following his termination for any reason, for a period of twelve months. Upon a change of control (as defined by the agreement), all of Mr. Mathis’ outstanding equity-based awards will vest in full and his employment term resets to two years from the date of the change of control. Following Mr. Mathis’s termination for any reason, Mr. Mathis is prohibited from soliciting Company clients or employees for one year and disclosing any confidential information of GGH for a period of two years. The agreement may be terminated by the Company for cause or by the CEO for good reason, in accordance with the terms of the agreement. The Board of Directors extended the Employment Agreement on various dates such that as of March 29, 2020 the Employment Agreement, as amended, expires on December 31, 2020. All other terms of the Employment Agreement remain the same. The Board of Directors also approved the payment of Mr. Mathis’ cost of living salary adjustment of 3% for the years 2019 and 2020 to be paid in equal monthly installments beginning January 1, 2021, provided the Company has uplisted to a national stock exchange. The Board of Directors granted a retention bonus to Mr. Mathis that consists of the real estate lot on which Mr. Mathis has been constructing a home at Algodon Wine Estates, to vest in one-third increments over the next three years (the “Retention Period”), provided Mr. Mathis’s performance as an employee with the Company continues to be satisfactory, as deemed by the Board of Directors. The current market value of the lot is $115,000, and before ownership of the lot can be transferred to Mr. Mathis, the Company must be legally permitted to issue a deed for the property. Mr. Mathis is eligible to receive a pro-rata portion of the bonus if his employment is terminated before the end of the Retention Period.

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

Convertible Notes

Between July 1, 2020 and August 4, 2020, the Company sold Convertible Notes in an aggregate amount of $577,763 to accredited investors who are all stockholders of the Company. The Convertible Notes mature on December 31, 2020 and bear interest at 7% per annum. Principal and interest outstanding under the Convertible Notes are convertible (i) automatically upon the Public Offering, at a conversion price equal to 85% of the price per share of the Company’s common stock sold in the Public Offering (the “Mandatory Conversion Option”, or (ii) at the option of the holder at any time prior to the Public Offering at a conversion price equal to the closing price of the Company’s common stock on the day prior to conversion (the “Holder’s Conversion Option”).

Foreign Currency Exchange Rates

The Argentine peso to United States dollar exchange rate was 73.0484, 70.3968 and 59.8979 at August 18, June 30, 2020 and December 31, 2019, respectively.

The British pound to United States dollar exchange rate was 0.7633, 0.8137 and 0.7541 at August 18, June 30, 2020, and December 31, 2019, respectively.

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

Recent Developments and Trends

In December 2019, the 2019 novel coronavirus (“COVID-19”) surfaced in Wuhan, China. The World Health Organization declared the outbreak as a global pandemic in March 2020. Recently, we temporarily closed our corporate office, as well as our hotel, restaurant, winery operations, and golf and tennis operations. Further, the Gaucho factories have closed, borders for importing product have been impacted and the Gaucho fulfillment center is also closed. In response, we have negotiated out of our New York lease, renegotiated with our vendors and implemented salary reductions in order to reduce Company costs. We have also created an e-commerce platform for our wine sales in response to the pandemic. We are continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and the changes to behavior intended to reduce its spread, and the related impact on our operations, financial position and cash flows, as well as the impact on our employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our future operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on our operations and liquidity, this impact cannot currently be determined.

Financings

During the six months ended June 30, 2020, we raised approximately $2.1 million of new capital through the issuance of convertible and non-convertible debt, proceeds from the U.S. Small Business Administration (“SBA”) Paycheck Protection Program Loan (the “PPP Loan”), and the Economic Injury Disaster Loan (“EIDL”), partially offset by approximately $0.2 million due to repayments of convertible and non-convertible debt and repurchase of preferred stock from a shareholder. We used the net proceeds from these issuances for general working capital and capital expenditures.

Liquidity and Going Concern

As reflected in our accompanying condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $90 million, raising substantial doubt that we will be able to continue operations as a going concern. In the audit opinion for our financial statements as of and for the year ended December 31, 2019, our independent auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our accumulated deficit and our working capital deficit as of December 31, 2019, and our need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing of our products and continue the development of our real estate holdings.

Our business strategy may not be successful in addressing these issues and there can be no assurance that we will be able to obtain any additional capital. If we cannot execute our business plan on a timely basis (including acquiring additional capital), our stockholders may lose their entire investment in us, because we may have to delay vendor payments and/or initiate cost reductions and possibly sell certain company assets, which would have a material adverse effect on our business, financial condition and results of operations, and we could ultimately be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. The conditions outlined above indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date.

Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the unaudited condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Consolidated Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Overview

We reported net losses of approximately $1.5 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively.

Revenues

Revenues were approximately $117,000 and $269,000 during the three months ended June 30, 2020 and 2019, respectively, representing a decrease of $152,000 or 57%. Decreases in revenue results primarily from a decrease in hotel and restaurant revenues of approximately $126,000 resulting from the temporary closure of our hotel and restaurants due to government restrictions as of a result of COVID-19, and a decrease of approximately $52,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, partially offset by an increase in wine sales of approximately $15,000 as a result of our e-commerce wine sales and an increase in agricultural revenues of approximately $11,000 resulting from the sale of grapes during the quarter.

Gross loss

We generated a gross loss of approximately $124,000 for the three months ended June 30, 2020 as compared to a gross loss of approximately $133,000 for the three months ended June 30, 2019, representing a decrease of $9,000 or 7%, primarily as the result of the decrease in our revenues as described above.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $160,000 from $401,000 for the three months ended June 30, 2019 to $241,000 for the three months ended June 30, 2020. The decrease in cost of sales results from the decrease in hotel and restaurant costs of approximately $146,000 resulting from the temporary closure of our hotel and restaurants due to government restrictions as of a result of COVID-19, and a decrease of approximately $117,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, were partially offset by an increase in the cost of grapes sold during the period of $113,000.

Selling and marketing expenses

Selling and marketing expenses were approximately $12,000 and $125,000 for the three months ended June 30, 2020 and 2019, respectively, representing a decrease of $113,000 or 90% in 2020, primarily resulting from the impact of COVID-19 shut-downs during the quarter, as well as a Gaucho Group marketing event that was held in the second quarter of 2019.

General and administrative expenses

General and administrative expenses were approximately $1,253,000 and $1,552,000 for the three months ended June 30, 2020 and 2019, respectively, representing a decrease of $299,000 or 19%. The decrease results primarily from the decreases of approximately $141,000 in professional fees, approximately $95,000 in travel expenses, and approximately $100,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, partially offset by the $39,000 loss recognized in connection with the termination of the Company’s New York office lease.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $46,000 and $63,000 during the three months ended June 30, 2020 and 2019, respectively, representing a decrease of $17,000 or 27%, primarily resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Interest expense, net

Interest expense, net was approximately $91,000 and $105,000 during the three months ended June 30, 2020 and 2019, respectively, representing a decrease of $14,000 or 13%, primarily resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Overview

We reported net losses of approximately $2.8 million and $3.4 million for the six months ended June 30, 2020 and 2019, respectively.

Revenues

Revenues were approximately $414,000 and $709,000 during the six months ended June 30, 2020 and 2019, respectively, representing a decrease of $295,000 or 42%. Decreases in revenues are primarily due to approximately $196,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, decreases in wine sales of approximately $74,000, and a decrease in hotel and restaurant revenues of approximately $57,000, partially offset by an increase in agricultural revenues of approximately $11,000 resulting from the sale of grapes during the quarter.

Gross (loss) profit

We generated a gross loss of approximately $(76,000) for the six months ended June 30, 2020 as compared to a gross profit of approximately $79,000 for the six months ended June 30, 2019, representing a decrease of $155,000 or 196%, primarily as a result of the decrease in revenues as described above.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $139,000 from $630,000 for the six months ended June 30, 2019 to $491,000 for the six months ended June 30, 2020. The decrease in cost of sales results consists primarily of decrease of approximately $20,000 in hotel and restaurant costs resulting from the decline in revenues as described above, and approximately $226,000 related to the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar, partially offset by an increase in the cost of grapes sold during the period of approximately $113,000.

Selling and marketing expenses

Selling and marketing expenses were approximately $50,000 and $237,000 for the six months ended June 30, 2020 and 2019, respectively, representing a decrease of $187,000 or 79% in 2020, primarily resulting from the impact of COVID-19 shut-downs as well as a Gaucho Group marketing event that was held in the second quarter of 2019.

General and administrative expenses

General and administrative expenses were approximately $2,482,000 and $2,929,000 for the six months ended June 30, 2020 and 2019, respectively, representing a decrease of $447,000 or 15%. The decrease results primarily from the decreases of approximately $264,000 in professional fees, approximately $196,000 in travel expenses, and approximately $249,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, partially offset by an increase of approximately $199,000 in exchange rate losses and $39,000 loss recognized in connection with the termination of the Company’s New York office lease.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $93,000 and $112,000 during the six months ended June 30, 2020 and 2019, respectively, representing a decrease of $19,000 or 17%, primarily resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Interest expense, net

Interest expense, net was approximately $121,000 and $227,000 during the six months ended June 30, 2020 and 2019, respectively, representing a decrease of $106,000 or 47%. The decrease is primarily the result of (i) decrease in the average balance of debt outstanding during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, as a result of principal payments on loans payable and debt obligations of approximately $220,000 and $50,000, respectively, as well as the conversion of approximately $2,107,000 of debt principal and related interest payable into equity of GGI on June 30, 2019, and (ii) the decrease in interest expenses to the Federal Administration of Public Revenues in Argentine due to renegotiating the payment plan.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	June 30, 2020	December 31, 2019

Cash	$150,710	$40,378
Working Capital (Deficiency)	$(5,165,818)	$(3,309,206)

Based upon our working capital deficiency as of June 30, 2020, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

During the six months ended June 30, 2020 and 2019, we have relied primarily on debt and equity offerings to third party independent, accredited investors, related parties, and the government to sustain operations. During the six months ended June 30, 2020, we received proceeds of approximately $1,358,000 from the issuance of convertible debt, proceeds from related party loans payable and non-related party loans payable of approximately $267,000 and $28,000, respectively, proceeds from the PPP Loan of approximately $242,000, and proceeds from the EIDL of $94,000.

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

Sources and Uses of Cash for the Six months ended June 30, 2020 and 2019

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 and 2019 amounted to approximately $2,036,000 and $3,420,000, respectively. During the six months ended June 30, 2020 the net cash used in operating activities was primarily attributable to the net loss of approximately $2,802,000, adjusted for approximately $407,000 of net non-cash expenses, and approximately $359,000 of cash provided by changes in the levels of operating assets and liabilities. During the six months ended June 30, 2019, the net cash used in operating activities was primarily attributable to the net loss of approximately $3,394,000, adjusted for approximately $459,000 of net non-cash expenses, and approximately $485,000 of cash used for changes in the levels of operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30,2020 and 2019 amounted to approximately $17,000 and $122,000, respectively. Cash used in investing activities during the six months ended June 30, 2020 and 2019 resulted entirely from the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30 and 2019 amounted to approximately $1,745,000 and $3,620,000, respectively. For the six months ended June 30, 2020 the net cash provided by financing activities resulted from approximately $1,358,000 of proceeds from convertible debt obligations, approximately $267,000 and $28,000, respectively, from the proceeds from the issuance of related party loans payable and non-related party loans payable, approximately $242,000 of proceeds from the PPP Loan, and $94,000 of proceeds from the EIDL, partially offset by loan repayments of approximately $229,000 and the repurchase of preferred stock of $16,000 from a shareholder. For the six months ended June 30, 2019, the net cash provided by financing activities resulted primarily from approximately $786,000 of proceeds from convertible debt obligations and approximately $3,010,000 of proceeds from common stock offerings, partially offset by debt and loan repayments of approximately $176,000.

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

We are continuing to monitor the outbreak of COVID-19, as described above, and the related impact on our operations, financial position and cash flows, as well as the impact on our employees. Recently, we temporarily closed our corporate office, as well as our hotel, restaurant, winery operations, and golf and tennis operations. Further, the Gaucho factories have closed, borders for importing product have been impacted and the Gaucho fulfillment center is also closed. In response we have reduced costs by negotiating out of our New York lease, renegotiating with our vendors and implementing salary reductions. We have also created an e-commerce platform for our wine sales in response to the pandemic. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our future operations and liquidity are uncertain as of the date of this report. While there could ultimately be a material impact on our operations and liquidity, this impact cannot currently be determined.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2020, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020, our Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the SEC on July 6, 2020 and below.

We face significant business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

To update the risk factors disclosed in our Quarterly Report for the period ended March 31, 2020, the Company has reduced expenses by negotiating an early termination of our office lease at 135 Fifth Avenue in New York City, and all employees and contractors are currently working from home. In addition, we are reviewing our labor needs to run the administrative side of the Company in New York.

Beginning Monday, April 13, 2020, Gaucho – Buenos Aires’s warehouse and fulfillment center, Bergen Logistics, announced it would operate on a four day schedule from Monday through Thursday, allowing for a 72 hour window from Friday through Sunday for any possible surface viruses to self-eliminate. On June 12, Bergen announced that it would increase its warehouse operations to a Sunday through Friday schedule.

Throughout the pandemic, we also experienced significant delays in product development, production, and shipping from our oversees manufacturing partners, many of whom have been on complete lockdown for the safety of their workers. Some of our manufacturing partners have even had to close permanently. Because of this, we are in the process of pursuing new vendors.

Due to the events stated above, it was necessary for us to reduce our email marketing efforts to our customer database, as we were not able to fulfill orders. This resulted in a significant reduction in web traffic and sales.

Although the Company presently has enough cash on hand to sustain its operations on a month to month basis, we are continuing to explore opportunities with third parties and related parties to provide some or all of the capital we need. However, if we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations, liquidate assets and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a report which includes an explanatory paragraph relating to our ability to continue as a going concern in conjunction with their audit of our December 31, 2019 and 2018 consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2020, the Board of Directors approved the offer and sale of a series of unsecured convertible promissory notes (the “Convertible Notes”) in an amount up to $1,500,000 and subsequently on March 29, 2020, unanimously approved an increase to $3,000,000 to accredited investors with a substantive pre-existing relationship with the Company, in a private placement. The Convertible Notes each have the same terms with a maturity date of December 31, 2020 (the “Maturity Date”) and mandatory conversion into common stock of the Company registered under the Securities Act of 1933, as amended (the “Securities Act”) with a 15% discount price to the offer and sale of the Company’s common shares upon a registered offering and uplist to Nasdaq (the “Mandatory Conversion”). At any time before the Mandatory Conversion but no later than the Maturity Date, holders of the Convertible Notes will have the right to convert the total principal amount of the Convertible Notes, together with all accrued and unpaid interest thereon into shares of unregistered common stock of the Company at the closing price of the Company’s stock as quoted on the over-the-counter market as of the trading day prior to receipt of the notice to convert.

Between April 1, 2020 and June 30, 2020, the Company sold Convertible Notes in an aggregate amount of $633,420 to accredited investors who are all stockholders of the Company. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on March 11, 2020, an amended Form D was filed on May 29, 2020, an amended Form D was filed on July 13, 2020, and an amended Form D was filed on August 10, 2020.

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

As previously reported on the Company’s Annual Reports on Forms 10-K for the years ending December 31, 2017, December 31, 2018, and December 31, 2019, the Company sold convertible promissory notes in the aggregate principal amount of $2,046,730 (together, the “2017 Notes”). The 2017 Notes matured 90 days from the date of issuance, bear interest at 8% per annum and were convertible into the Company’s common stock at $0.63 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. As of June 30, 2020, principal of $1,170,354 and interest of $190,649 outstanding on the 2017 Notes is past due and is payable on demand. The 2017 Notes are no longer convertible.

As disclosed previously in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company’s subsidiary, Gaucho Group, Inc. (“GGI”) sold convertible promissory notes in the total amount of $2,266,800 to accredited investors (the “GGI Notes”). The maturity date of the notes was March 31, 2019, and at the option of the holder, the principal amount of the note plus accrued interest could be converted into GGI common stock at a 20% discount to the share price in a future offering of common stock by GGI. One GGI Note representing $100,000 of principal and $4,498 of interest is past due as of June 30, 2020 and payable on demand. GGI Notes are no longer convertible since the notes are past their maturity date.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

Between July 1, 2020 and August 4, 2020, the Company sold Convertible Notes in an aggregate amount of $577,763 to accredited investors who are all stockholders of the Company. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on March 11, 2020, an amended Form D was filed on May 29, 2020, an amended Form D was filed on July 13, 2020, and an amended Form D was filed on August 10, 2020.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013 [1]
3.2	Amendment to the Amended and Restated Certificate of Incorporation filed September 20, 2018 and effective October 1, 2018 [17]
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed March 1, 2019 and effective March 11, 2019 [9]
3.7	Amended and Restated Bylaws [7]
3.8	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 [10]
4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013 [1]
4.2	Amendment No. 1 to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated February 28, 2017 [2]
4.3	Certificate of Designation of Series B Convertible Preferred Stock, dated February 28, 2017 [2]
4.4	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on December 3, 2019 and filed with the Delaware Secretary of State.[11]
4.5	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on January 30, 2020 and filed with the Delaware Secretary of State. [12]
4.5	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors on March 29 and the Series B Preferred stockholders on March 27, 2020 and filed with the Delaware Secretary of State. [15]
4.6	2016 Stock Option Plan. [3]
4.7	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016. [3]
4.8	2018 Equity Incentive Plan. [8]
4.9	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 [10]
4.10	Amendment to the Company’s 2018 Equity Incentive Plan effective July 8, 2019 as approved by the Board of Directors [13]
10.1	Employment Agreement by and between the Company and Scott L. Mathis dated September 28, 2015 [5]
10.1	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 [15]
10.2	Agreement of Lease between 135 Fifth Avenue LLC and Diversified Biotech Holdings Corp. dated July 1, 2006 and Amendment of Lease between 135 Fifth Avenue LLC and Diversified Private Equity Corp., dated September 1, 2010 [1]
10.3	Second Amendment of Lease between 135 Fifth Avenue LLC and Diversified Private Equity Corp., dated July 10, 2015 [4]
10.4	Investor Relations Consulting Agreement between MZHCI, LLC and the Company, dated April 8, 2016 [6]
10.5	Expense Sharing Agreement between Hollywood Burger Holdings Inc. and the Company, dated April 1, 2010, as last amended on December 27, 2019 [14]
10.6	Loan Agreement between the Company and Santander Bank, N.A., dated May 6, 2020[16]

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2017.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2017.
4.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 30, 2016.
5.	Incorporated by reference from the Company’s Quarterly report on Form 10-Q, filed on November 16, 2015.
6.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 16, 2016.
7.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 20, 2017.
8.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
9.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 14, 2019.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
11.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2019.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2020.
13.	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on August 30, 2019.
14.	Incorporated by reference to the Company’s Amended Registration Statement on Form S-1 filed on January 27, 2020.
15.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020.
16.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2020.
17.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 6, 2020.
*	Filed herewith.
**	Furnished, not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2020	GAUCHO GROUP HOLDINGS, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

