Form 10-Q
period 2020-09-30
Gaucho Group Holdings, Inc.
filed 2020-11-16
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020, there were 71,959,401 shares of common stock outstanding.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2020 and 2019	3

Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months ended September 30, 2020 and 2019	4

Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Deficiency for the Three and Nine Months ended September 30, 2020 and 2019	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2020 and 2019	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	30

ITEM 4. Controls and Procedures	31

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings	32

ITEM 1A. Risk Factors	32

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

ITEM 3. Defaults Upon Senior Securities	33

ITEM 4. Mine Safety Disclosures	33

ITEM 5. Other Information	33

ITEM 6. Exhibits	34

Signatures	35

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current Assets
Cash	$1,210,668	$40,378
Accounts receivable, net of allowance of $151,541 and $126,216 at each of September 30, 2020 and December 31, 2019, respectively	319,024	335,622
Accounts receivable - related parties, net of allowance of $450,102 and $514,087 at each of September 30, 2020 and December 31, 2019, respectively	39,837	39,837
Subscription receivable	140,600	-
Advances to employees	282,140	281,783
Inventory	1,111,798	1,163,260
Real estate lots held for sale	139,492	139,492
Operating lease right-of-use asset	-	148,581
Investment	58,568	74,485
Deposits, current	38,014	-
Prepaid expenses and other current assets	226,715	205,309
Total Current Assets	3,566,856	2,428,747
Long Term Assets
Property and equipment, net	2,816,165	2,914,715
Prepaid foreign taxes, net	498,198	474,130
Investment - related parties	1,731	3,470
Deposits, non-current	-	99,298
Total Assets	$6,882,950	$5,920,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2020	2019
	(unaudited)
Liabilities, Temporary Equity and Stockholders’ Deficiency
Current Liabilities
Accounts payable	$767,302	$823,762
Accrued expenses, current portion	1,374,943	1,122,345
Deferred revenue	888,919	899,920
Operating lease liabilities	-	157,826
Loans payable, current portion, net of debt discount	503,935	781,719
Loans payable - related parties	139,157	566,132
Debt obligations	1,270,354	1,270,354
Convertible debt obligations	1,955,389	-
Investor deposits	29,950	29,950
Other current liabilities	88,727	85,945
Total Current Liabilities	7,018,676	5,737,953
Long Term Liabilities
Accrued expenses, non-current portion	14,919	86,398
Loans payable, non-current portion, net of debt discount	336,487	96,583
Total Liabilities	7,370,082	5,920,934
Commitments and Contingencies
Series B convertible redeemable preferred stock, par value $0.01 per share; 902,670 shares authorized; 901,070 and 902,670 issued and outstanding at September 30, 2020 and December 31, 2019, respectively. Liquidation preference of $10,898,050 at September 30, 2020.	9,010,824	9,026,824
Stockholders’ Deficiency
Preferred stock, 11,000,000 shares authorized:
Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; no shares are available for issuance.	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 67,974,891 and 60,321,615 shares issued and 67,924,358 and 60,271,082 shares outstanding as of September 30, 2020 and December 31, 2019, respectively.	679,747	603,215
Additional paid-in capital	93,463,770	90,675,518
Accumulated other comprehensive loss	(11,999,147)	(12,399,833)
Accumulated deficit	(91,493,980)	(87,886,307)
Treasury stock, at cost, 50,533 shares at September 30, 2020 and December 31, 2019	(46,355)	(46,355)
Total Gaucho Group Holdings, Inc. Stockholders’ Deficiency	(9,395,965)	(9,053,762)
Non-controlling interest	(101,991)	26,364
Total Stockholders’ Deficiency	(9,497,956)	(9,027,398)
Total Liabilities, Temporary Equity and Stockholders’ Deficiency	$6,882,950	$5,920,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Sales	$60,228	$231,231	$474,546	$940,459
Cost of sales	(80,995)	(317,602)	(571,621)	(947,710)
Gross loss	(20,767)	(86,371)	(97,075)	(7,251)
Operating Expenses
Selling and marketing	110,687	100,066	160,686	336,873
General and administrative	859,967	1,410,509	3,342,240	4,339,943
Depreciation and amortization	45,906	39,211	138,409	151,370
Gain from insurance settlement	(30,240)	(165,508)	(30,240)	(165,508)
Total operating expenses	986,320	1,384,278	3,611,095	4,662,678
Loss from Operations	(1,007,087)	(1,470,649)	(3,708,170)	(4,669,929)

Other Expense (Income)
Interest expense, net	72,459	29,140	193,595	256,169
Gain on debt restructuring	(130,421)	-	(130,421)	-
Gains from foreign currency translation	(14,826)	(74,179)	(35,316)	(106,513)
Total other (income) expense	(72,788)	(45,039)	27,858	149,656
Net Loss	(934,299)	(1,425,610)	(3,736,028)	(4,819,585)
Net loss attributable to non-controlling interest	32,838	109,106	128,355	155,515
Series B preferred stock dividends	(178,094)	(181,746)	(540,217)	(539,311)
Net Loss Attributable to Common Stockholders	$(1,079,555)	$(1,498,250)	$(4,147,890)	$(5,203,381)

Net Loss per Common Share	$(0.02)	$(0.03)	$(0.07)	$(0.10)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	61,654,100	57,933,937	60,735,452	52,782,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Net loss	$(934,299)	$(1,425,610)	$(3,736,028)	$(4,819,585)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(17,837)	365,350	400,686	730,767
Comprehensive loss	(952,136)	(1,060,260)	(3,335,342)	(4,088,818)
Comprehensive loss attributable to non-controlling interests	32,838	109,106	128,355	155,515
Comprehensive loss attributable to controlling interests	$(919,298)	$(951,154)	$(3,206,987)	$(3,933,303)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(unaudited)

	Series B									Gaucho
	Convertible Redeemable						Additional	Accumulated Other		Group Holdings	Non	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Deficiency
Balance - January 1, 2020	902,670	$9,026,824	60,321,615	$603,215	50,533	$(46,355)	$90,675,518	$(12,399,833)	$(87,886,307)	$(9,053,762)	$26,364	$(9,027,398)
Options and warrants	-	-	-	-	-	-	103,581	-	-	103,581	-	103,581
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,252,847)	(1,252,847)	(42,645)	(1,295,492)
Other comprehensive income	-	-	-	-	-	-	-	128,051	-	128,051	-	128,051
Balance - March 31, 2020	902,670	9,026,824	60,321,615	603,215	50,533	(46,355)	90,779,099	(12,271,782)	(89,139,154)	(10,074,977)	(16,281)	(10,091,258)
Options and warrants	-	-	-	-	-	-	102,675	-	-	102,675	-	102,675
Repurchase of preferred stock	(1,600)	(16,000)	-	-	-	-	-	-	-	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,453,365)	(1,453,365)	(52,872)	(1,506,237)
Other comprehensive income	-	-	-	-	-	-	-	290,472	-	290,472	-	290,472
Balance - June 30, 2020	901,070	9,010,824	60,321,615	603,215	50,533	(46,355)	90,881,774	(11,981,310)	(90,592,519)	(11,135,195)	(69,153)	(11,204,348)
Options and warrants	-	-	-	-	-	-	56,414	-	-	56,414	-	56,414
Common stock issued upon conversion of convertible debt and interest	-	-	3,706,805	37,068	-	-	1,223,246	-	-	1,260,314	-	1,260,314
Common stock issued for cash	-	-	3,532,941	35,329	-	-	1,165,871	-	-	1,201,200	-	1,201,200
Common stock issued for subscription receivable	-	-	413,530	4,135	-	-	136,465	-	-	140,600	-	140,600
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(901,461)	(901,461)	(32,838)	(934,299)
Other comprehensive income	-	-	-	-	-	-	-	(17,837)	-	(17,837)	-	(17,837)
Balance - September 30, 2020	901,070	$9,010,824	67,974,891	$679,747	50,533	$(46,355)	$93,463,770	$(11,999,147)	$(91,493,980)	$(9,395,965)	$(101,991)	$(9,497,956)

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2020	2019

Cash Flows from Operating Activities
Net loss	$(3,736,028)	$(4,819,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	24,945	39,802
Options and warrants	262,670	331,680
Gain on foreign currency translation	(35,316)	(106,513)
Unrealized investment losses	1,739	2,802
Depreciation and amortization	138,409	151,370
Loss on disposal of asset	-	401
Amortization of right-of-use asset	92,862	160,521
Amortization of debt discount	9,335	15,545
Recovery of uncollectible assets	(13,079)	-
Loss on derecognition of right-of-use asset and lease liabilities	39,367	-
Gain on debt restructuring	(130,421)	-
Write-down of inventory	-	111,327
Decrease (increase) in assets:
Accounts receivable	(487,000)	(538,129)
Inventory	51,462	(299,568)
Deposits	18,451	-
Prepaid expenses and other current assets	(45,831)	(206,121)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	232,632	193,425
Operating lease liabilities	(98,641)	(147,809)
Deferred revenue	(11,001)	(10,914)
Other liabilities	2,782	(14,678)
Total Adjustments	53,365	(316,859)
Net Cash Used in Operating Activities	(3,682,663)	(5,136,444)
Cash Flows from Investing Activities
Purchase of property and equipment	(39,859)	(147,944)
Net Cash Used in Investing Activities	(39,859)	(147,944)
Cash Flows from Financing Activities
Proceeds from loans payable	27,641	-
Proceeds from loans payable - related parties	574,000	-
Repayments of loans payable	(266,580)	(163,115)
Repayments of loans payable - related parties	(579,011)	-
Proceeds from convertible debt obligations	3,214,389	786,000
Repayments of debt obligations	-	(95,500)
Proceeds from common stock offering	1,201,200	4,610,700
Proceeds from PPP Loan	242,487	-
Proceeds from SBA Economic Injury Disaster Loan	94,000	-
Repurchase of preferred stock	(16,000)	-
Net Cash Provided by Financing Activities	4,492,126	5,138,085
Effect of Exchange Rate Changes on Cash	400,686	596,187
Net Increase in Cash	1,170,290	449,884
Cash - Beginning of Period	40,378	58,488
Cash - End of Period	$1,210,668	$508,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	For the nine months ended
	September 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Interest paid	$199,632	$251,001
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Accrued stock-based compensation converted to equity	$-	$63,415
Debt and interest payable converted to equity	$1,260,314	$52,660
Notes payable exchanged for common stock of GGI	$-	$2,106,608
Common stock issued in satisfaction of debt obligations	$-	$50,709
Common stock issued for subscription receivable	$140,600	$-

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

As wholly owned subsidiaries of GGH, InvestProperty Group, LLC (“IPG”) and Algodon Global Properties, LLC (“AGP”) operate as holding companies that invest in, develop and operate global real estate and other lifestyle businesses such as wine production and distribution, golf, tennis, and restaurants. GGH operates its properties through its ALGODON® brand. IPG and AGP have invested in two ALGODON® brand projects located in Argentina. The first project is Algodon Mansion, a Buenos Aires-based luxury boutique hotel property that opened in 2010 and is owned by the Company’s subsidiary, The Algodon – Recoleta, SRL (“TAR”). The second project is the redevelopment, expansion and repositioning of a Mendoza-based winery and golf resort property now called Algodon Wine Estates (“AWE”), the integration of adjoining wine producing properties, and the subdivision of a portion of this property for residential development. GGH’s wholly owned subsidiary Algodon Europe, Ltd., is a United Kingdom wine distribution company. GGH also holds a 79% ownership interest in its subsidiary Gaucho Group, Inc. (“GGI”) which began operations in 2019 for the manufacture, distribution and sale of high-end luxury fashion and accessories through an e-commerce platform. On March 20, 2020, the Company formed a wholly-owned subsidiary, Bacchus Collection, Inc., which is still in the concept stage for the production of elegant wine and bar essentials.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2020, the Company had cash of $1,210,668 and a working capital deficit of $3,451,820. During the nine months ended September 30, 2020, the Company incurred a net loss of $3,736,028 and used cash in operations of $3,682,663. The Company has an accumulated deficit of $91,493,980 at September 30, 2020. Further, as of September 30, 2020, principal and interest in the amount of $1,270,354 and $573,150, respectively, owed in connection with the Company’s debt obligations are past due and are payable on demand, principal and interest in the amount of $1,955,389 and $50,686 owed in connection with the Company’s convertible debt matures on December 31, 2020, and $643,092 represents the current portion of the Company’s loans payable which are payable on demand or for which payments are due within twelve months after September 30, 2020. During the nine months ended September 30, 2020 the Company funded its operations with the proceeds of debt and equity financing of $5,353,717.

Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months from the date these financial statements are issued. Further, while the Company plans to extend its current deadline to uplist to NASDAQ, should that effort not be successful, the Company would be required, on December 31, 2020, to redeem all Series B Shares that have not been previously converted to common stock. The cost to redeem these shares would likely have a material adverse effect on the Company’s financial position and would likely require either the liquidation of certain Company assets or an effort to raise new equity or debt financing. Whether the Company would be able to consummate any such transaction, should it need to do so, on economically beneficial terms or otherwise, cannot be presently known. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

In December 2019, the 2019 novel coronavirus (“COVID-19”) surfaced in Wuhan, China. The World Health Organization declared the outbreak as a global pandemic in March 2020. Recently, we closed our corporate office, and temporarily closed our hotel, restaurant, winery operations, and golf and tennis operations. Further, the Gaucho factories have closed, borders for importing product have been impacted and the Gaucho fulfillment center is also closed. In response, we have reduced costs by negotiating out of our New York lease, renegotiating with our vendors, and implementing salary reductions. We have also created an e-commerce platform for our wine sales in response to the pandemic. The Company is continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on the Company’s operations, financial position and cash flows, as well as the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s future operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company presently has enough cash on hand to sustain its operations on a month to month basis. If the Company is not able to obtain additional sources of capital, it may not have sufficient funds to continue to operate the business for twelve months from the date these financial statements are issued. Historically, the Company has been successful in raising funds to support its capital needs. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so. Further, there is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables, reduce overhead and possibly sell certain Company assets until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition, and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy.

These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited consolidated financial statements.

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

Segment Information

The Financial Accounting Standards Board (“FASB”) has established standards for reporting information on operating segments of an enterprise in interim and annual financial statements. The Company currently operates in three segments which are the (i) business of real estate development and manufacture (including hospitality and winery operations, which support the ALGODON® brand) (ii) the sale of high-end fashion and accessories through an e-commerce platform and (iii) its corporate operations. This classification is consistent with how the Company’s chief operating decision maker makes decisions about resource allocation and assesses the Company’s performance.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For operations in highly inflationary economies, monetary asset and liabilities are translated at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are translated at historical exchange rates. Under highly inflationary accounting, the Company’s Argentina subsidiaries’ functional currency became the United States dollar. Nonmonetary assets and liabilities existing on July 1, 2018 (the date that the Company adopted highly inflationary accounting) were translated using the Argentina Peso (“ARS”) to United States Dollar exchange rate in effect on June 30, 2018, which was 28.880. Since the adoption of highly inflationary accounting, activity in nonmonetary assets and liabilities is translated using historical exchange rates, monetary assets and liabilities are translated using the exchange rate at the balance sheet date, and income and expense accounts are translated at the weighted average exchange rate in effect during the period. Translation adjustments are reflected in income (loss) on foreign currency translation on the accompanying statements of comprehensive loss. During the three and nine months ended September 30, 2020, the Company recorded gains on foreign currency transactions of $14,826 and $35,316, respectively, and during the three and nine months ended September 30, 2019, respectively, the Company recorded a $74,179 and $106,513 gain, respectively, on foreign currency transactions as a result of the net monetary liability position of its Argentine subsidiaries.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound) except for the Company’s Argentine subsidiaries since July 1, 2018, as described above. The assets and liabilities of Algodon Europe, LTD are translated from its local currency (British Pound) to the Company’s reporting currency using period end exchange rate while income and expense accounts were translated at the average rate in effect during the during the period. The resulting translation adjustment is recorded as part of other comprehensive loss, a component of stockholders’ deficit. The assets, liabilities and income and expense accounts of the Company’s Argentine subsidiaries are translated as described above. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $961,100 and $29,027, at September 30, 2020 and December 31, 2019, respectively, of which $76,372 and $29,027, respectively, represents cash held in Argentine bank accounts.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Hotel rooms and events	$2,946	$140,778	$212,708	$508,134
Restaurants	22,331	38,954	87,711	136,735
Winemaking	23,212	29,069	45,099	131,949
Golf, tennis and other	11,739	13,870	128,279	155,081
Clothes and accessories	-	-	749	-
Real estate sales	-	8,560	-	8,560
Total revenues	$60,228	$231,231	$474,546	$940,459

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

As of September 30, 2020 and December 31, 2019, the Company had deferred revenue of $845,634 and $838,471, respectively, associated with real estate lot sale deposits, and had $43,285 and $61,449, respectively, of deferred revenue related to hotel deposits. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are excluded from revenues in the condensed consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2020		2019

Options	9,209,586		9,631,890
Warrants	8,061,227		627,404
Series B convertible preferred stock	9,010,700		9,026,700
Convertible debt	3,785,047	[1]	-	[2]
Total potentially dilutive shares	30,066,560		19,285,994

[1] As of September 30, 2020, certain of the convertible notes had variable conversion prices and the potentially dilutive shares were estimated based on market conditions. See Note 9 – Convertible Debt Obligations.

[2] As of September 30, 2019, all notes are past their maturity date and no longer convertible. See Note 8 – Debt Obligations.

New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company adopted ASU 2018-13, effective January 1, 2020, which did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The update also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update can be adopted on either a fully retrospective or a modified retrospective basis. The Company is currently evaluating the impact the adoption of ASU 2020-06 will have on the consolidated financial statements.

4. INVENTORY

Inventory at September 30, 2020 and December 31, 2019 was comprised of the following:

	September 30,	December 31,
	2020	2019

Vineyard in process	$193,050	$304,067
Wine in process	613,039	539,380
Finished wine	9,340	23,467
Clothes and accessories	222,028	224,965
Other	74,341	71,381
Total	$1,111,798	$1,163,260

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Investments at Fair Value:

As of September 30, 2020	Level 1	Level 2	Level 3	Total

Warrants - Affiliates	$-	$-	$1,731	$1,731
Government Bond	58,568	-	-	58,568

As of December 31, 2019	Level 1	Level 2	Level 3	Total

Warrants - Affiliates	$-	$-	$3,470	$3,470
Government Bond	74,485	-	-	74,485

A reconciliation of Level 3 assets is as follows:

Warrants - Affiliates

Balance - January 1, 2020	$3,470
Unrealized gain	(1,739)
Balance - September 30, 2020	$1,731

Investment at September 30, 2020, consisted of the Company’s investment in an Argentine government bond, purchased by the Company on December 3, 2019. The bond had an effective interest rate of 48% per annum and matures on December 31, 2020. The decrease in the government bond value was a result from the effects of fluctuations in the foreign currency exchange rate during the period.

Investment – related parties at September 30, 2020, consisted of retained certain affiliate warrants which are marked to market at each reporting date using the Black-Scholes option pricing model. The Company recorded unrealized losses on the affiliate warrants of $2,187 and $1,739 during the three and nine months ended September 30, 2020, respectively, and $1,029 and $2,802 during the three and nine months ended September 30, 2019, respectively, which are included in revenues on the accompanying unaudited condensed consolidated statements of operations.

The fair value of the Company’s derivative liabilities as of September 30, 2020 was de minimis (see Note 9 – Convertible Debt Obligations).

6. ACCRUED EXPENSES

Accrued expenses were comprised of the following as of:

	September 30,	December 31,
	2020	2019

Accrued compensation and payroll taxes	$213,915	$210,900
Accrued taxes payable - Argentina	293,855	170,873
Accrued interest	625,025	484,026
Other accrued expenses	242,148	256,546
Accrued expenses, current	1,374,943	1,122,345
Accrued payroll tax obligations, non-current	14,919	86,398
Total accrued expenses	$1,389,862	$1,208,743

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. LOANS PAYABLE

The Company’s loans payable are summarized below:

	September 30, 2020			December 31, 2019
	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount

PPP Loan	$242,487	$-	$242,487	$-	$-	$-
EIDL	94,000	-	94,000	-	-	-
2020 Demand Loan	16,278	-	16,278	-	-	-
2018 Demand Loan	-	-	-	6,678	-	6,678
2018 Loan	310,149	-	310,149	352,395	-	352,395
2017 Loan	16,682	-	16,682	67,491	-	67,491
Land Loan	160,826	-	160,826	468,500	(16,762)	451,738
Total Loans Payable	840,422	-	840,422	895,064	(16,762)	878,302
Less: current portion	503,935	-	503,935	795,064	(13,345)	781,719
Loans Payable, non-current	$336,487	$-	$336,487	$100,000	$(3,417)	$96,583

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the nine months ended September 30, 2020, the Company made principal payments on loans payable in the aggregate of $266,580, of which $7,940 was paid on the 2020 Demand Loan, $5,906 was paid on the 2018 Demand Loan, $42,246 was paid on the 2018 Loan, $40,662 was paid on the 2017 Loan and $169,826 was paid on the Land Loan. The remaining decrease in principal balances are the result of the impact of the change in exchange rates during the period.

The Company incurred interest expense related to the loans payable in the amount of $11,855 and $50,562 during the three and nine months ended September 30, 2020, respectively, of which $2,233 and $9,335, respectively represented amortization of debt discount, and incurred interest expense of $23,155 and $95,983 during the three and nine months ended September 30, 2019, respectively, of which $809 and $15,545, respectively represented amortization of debt discount.

Land Loan

On August 19, 2017, the Company purchased 845 hectares of land adjacent to its existing property at AWE. The Company paid $100,000 at the date of purchase and executed a note payable in the amount of $600,000, denominated in U.S. dollars (the “Land Loan”) with a stated interest rate of 0% and with quarterly payments of $50,000 beginning on December 18, 2017 and ending August 18, 2021. At the date of purchase, the Company took possession of the property, with full use and access, but will not receive the deed to the property until after $400,000 of the purchase price has been paid. The Company imputed interest on the note at 7% per annum and recorded a discounted note balance of $517,390 on August 19, 2017, which is being amortized over the term of the loan using the effective interest method. On August 12, 2020, the terms of the Land Loan were amended such that (i) the original maturity date (August 18, 2021) was changed to December 31, 2020 and (ii) the remaining balance was reduced by $137,850 from $459,500 to $321,652. The Company agreed to pay the loan in four equal payments at the end of each month starting August 30, 2020. The amendment was accounted for as a debt restructuring with the future undiscounted cash flows being less than the net carrying value of the original debt. No interest expense is recorded going forward and all future payments reduce the carrying value. A gain of $130,421 was recorded in connection with the restructuring of the Land Loan.

Demand Loan

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

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of their respective PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company intends to use the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred for six months after the date of disbursement. While the PPP Loan currently has a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lender. The Company has applied for forgiveness for the full amount and is waiting for the approval from the bank and the SBA.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. DEBT OBLIGATIONS

The Company’s debt obligations are summarized below:

	September 30, 2020			December 31, 2019
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

2010 Debt Obligations	$-	$324,121	$324,121	$-	$305,294	$305,294
2017 Notes	1,170,354	237,521	1,407,875	1,170,354	167,341	1,337,695
Gaucho Notes	100,000	11,508	111,508	100,000	6,260	106,260
Total Debt Obligations	$1,270,354	$573,150	$1,843,504	$1,270,354	$478,895	$1,749,249

[1] Accrued interest is included as a component of accrued expenses on the accompanying condensed consolidated balance sheets.

Each of the debt obligations listed above are past due and are payable on demand. The Company incurred interest expense of $31,732 and $94,255 in connection with its debt obligations during the three and nine months ended September 30, 2020, respectively, and incurred interest expense of $32,699 and $136,702 in connection with its debt obligations during the three and nine months ended September 30, 2019, respectively.

9. CONVERTIBLE DEBT OBLIGATIONS

The Company’s convertible debt obligations are summarized below:

	September 30, 2020			December 31, 2019
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

Convertible Notes	$1,955,389	$50,686	$2,006,075	$-	$-	$-
Total Convertible Debt Obligations	$1,955,389	$50,686	$2,006,075	$-	$-	$-

[1] Accrued interest is included as a component of accrued expenses on the accompanying condensed consolidated balance sheets.

During the nine months ended September 30, 2020, the Company sold unsecured convertible promissory notes (“Convertible Notes”) in an aggregate amount of $1,955,389 to accredited investors with a substantive pre-existing relationship with the Company. The Convertible Notes mature on December 31, 2020 and bear interest at 7% per annum. Principal and interest outstanding under the Convertible Notes are convertible (i) automatically upon the closing of a firm commitment underwritten public offering registered pursuant to the Securities Act of 1933, as amended (a “Public Offering”, at a conversion price equal to 85% of the price per share of the Company’s common stock sold in the Public Offering (the “Mandatory Conversion Option”), or (ii) at the option of the holder at any time prior to the Public Offering at a conversion price equal to the closing price of the Company’s common stock on the day prior to conversion (the “Holder’s Conversion Option”). The Company incurred total interest expense of $33,044 and $52,000 related to this debt during the three and nine months ended September 30, 2020, respectively.

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

As of September 30, 2020, the value of the Holders’ Conversion Option was de minimis. It was determined that the Mandatory Conversion Option represented a share-settled redemption feature that is not clearly and closely related to its debt host and should be separated as a derivative. However it was determined that the financial statement impact as of and through September 30, 2020 was immaterial.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Between August 25, 2020 and September 2, 2020, the Company sold unsecured convertible promissory notes (“New Convertible Notes”) in an aggregate amount of $1,259,000 to accredited investors with a substantive pre-existing relationship with the Company. The New Convertible Notes mature on December 31, 2020 and bear interest at 7% per annum. Pursuant to the terms of the New Convertible Notes, principal and interest outstanding under the New Convertible Notes automatically convert into Units at a conversion price of $0.34 per Unit at such time when the Company has sufficient shares of common stock authorized. Each Unit consists of one share of common stock and a one-year warrant exercisable at $0.34 per share (“Unit”). The Company incurred total interest expense of $1,314 related to the New Convertible Notes during the three and nine months ended September 30, 2020, respectively. On September 2, 2020, the Company increased the number of authorized shares and issued an aggregate of 3,706,805 shares of its common stock and warrants to accredited investors upon the automatic conversion of principal and interest of $1,259,000 and $1,314, respectively, outstanding under the New Convertible Notes.

10. RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties in the amount of $39,837 at September 30, 2020 and December 31, 2019, represented the net realizable value of advances made to separate entities under common management.

See Note 5 – Investments and Fair Value of Financial Instruments, for a discussion of the Company’s investment in warrants of a separate entity under common management.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a Related Party to share expenses such as office space, support staff and other operating expenses (the “Related Party ESA”). The agreement was amended on January 1, 2017 to reflect the current use of personnel, office space, professional services. During the three and nine months ended September 30, 2020, the Company recorded a contra-expense of $145,777 and $489,634, respectively, and during the three and nine months ended September 30, 2019, the Company recorded a contra-expense of $156,384 and $346,273, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement.

During 2019, the Related Party prepaid $566,132 of its future obligations under the Related Party ESA, in exchange for a 15% reduction in the Related Party’s expense obligations under the Related Party ESA, until the prepayment has been reduced to $0. During the nine months ended September 30, 2020, the Related Party paid an additional $574,000 in connection with the Related Party ESA. The Company applied the contra-expense of $421,964 to its obligations under the Related Party ESA and repaid $579,011 of the amounts owed to the Related Party during the nine months ended September 30, 2020. The prepaid balance of $139,157 as of September 30, 2020, is reflected as loans payable – related parties on the accompanying condensed consolidated balance sheet.

The Company had an expense sharing agreement with a different related entity to share expenses such as office space and other clerical services which was terminated in August 2017. The owners of more than 5% of that entity include (i) GGH’s chairman, and (ii) a more than 5% owner of GGH. The entity owed $396,116 to the Company under the expense sharing agreement at December 31, 2019, of which the entire balance was deemed unrecoverable and reserved. During the nine months ended September 30, 2020, the Company received payments from the entity in the amount of $63,985 and recorded recovery of the bad debt allowance of $63,985. The balance owed to the Company under this expense sharing agreement as of September 30, 2020 is $332,132 of which the entire balance is deemed unrecoverable and is reserved.

11. BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. For the three and nine months ended September 30, 2020, the Company recorded a charge associated with its contribution of $6,512 and $24,945 respectively, and for the three and nine months ended September 30, 2019, the Company recorded a charge associated with its contribution of $10,959 and $39,802, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $0.35 per share during 2019). As of September 30, 2020, shares have not yet been issued in satisfaction of the previous year’s 401(k) obligation.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

Authorized Shares

On September 3, 2020, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 150,000,000.

Units

On September 2, 2020, the Company issued 3,706,805 Units upon the conversion of the New Convertible Notes. (See Note 9 – Convertible Debt Obligations).

During the three and nine months ended September 30, 2020, the Company sold 3,532,941 Units to accredited investors with a substantive pre-existing relationship with the Company for aggregate proceeds of $1,201,200 and issued an aggregate of 413,530 Units to accredited investors in exchange for subscriptions receivable in the aggregate amount of $140,600. All subscriptions receivable were collected in full during October 2020.

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

The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value (equal to face value of $10 per share), as defined, payable when, as and if declared by the Board of Directors. Dividends earned by the Series B stockholders were $181,281 and $540,217 for the three and nine months ended September 30, 2020, respectively, and were $181,746 and $539,311 for the three and nine months ended September 30, 2019, respectively. Dividends payable of $82,772 are included in the current portion of other liabilities at September 30, 2020. Cumulative unpaid and undeclared dividends in arrears related to the Series B totaled $1,804,578 and $1,264,361 as of September 30, 2020 and December 31, 2019, respectively. (See Note 16 – Subsequent Events)

Accumulated Other Comprehensive Income

For three and nine months ended September 30, 2020, the Company recorded a gain (loss) of $(17,837) and $400,686, respectively, of foreign currency translation adjustments as accumulated other comprehensive income, and for the three and nine months ended September 30, 2019, the Company recorded a gain of $365,350 and $730,767, respectively, primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 3 – Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

Warrants

During the nine months ended September 30, 2020, the Company issued one-year warrants for the purchase of 7,653,276 shares of its common stock, together with shares of common stock, as part of the Units sold or issued upon the conversion of convertible debt during the period. (See Note 9, Convertible Debt Obligations). The warrants are exercisable at $0.34 per share.

A summary of warrants activity during the nine months ended September 30, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2020	566,742	$2.11
Issued	7,653,276	0.34
Exercised	-	-
Cancelled	-	-
Expired	(158,791)	0.84
Outstanding, September 30, 2020	8,061,227	$0.43	0.9	$-

Exercisable, September 30, 2020	8,061,227	$0.43	0.9	$-

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of outstanding and exercisable warrants as of September 30, 2020 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$0.34	Common Stock	7,653,276	1.0	7,653,276
$2.00	Common Stock	281,660	0.9	281,660
$2.50	Common Stock	126,291	0.5	126,291
	Total	8,061,227		8,061,227

Stock Options

On September 28, 2020, the Company granted five-year options for the purchase of 1,535,000 shares of the Company’s common stock under the 2018 Plan, of which options for the purchase of 1,135,000 shares of the Company’s common stock were granted to certain employees of the Company, options for the purchase of 300,000 shares of the Company’s common stock were granted to certain members of the Board of Directors and options for the purchase of 100,000 shares of the Company’s common stock were granted to consultants. The options had an exercise price of $0.605 per share and vest 25% at the first anniversary of date of grant, with the remaining shares vesting ratably on a quarterly basis over the following three years. The options had an aggregate grant date fair value of $263,642, which will be recognized ratably over the vesting period.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Assumptions used in applying the Black-Scholes option pricing model during the nine months ended September 30, 2020 are as follows:

	For the Nine Months Ended
	September 30,
	2020	2019

Risk free interest rate	0.16 - 0.26%	1.84 - 2.43%
Expected term (years)	3.6 - 5.0	3.6 - 5.0
Expected volatility	58.00%	52.00%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the nine months ended September 30, 2020 was approximately $0.17 per share. The weighted average estimated fair value of the stock options granted during the nine months ended September 30, 2019 was approximately $0.13 per share.

During the three and nine months ended September 30, 2020, the Company recorded stock-based compensation expense of $56,413 and $262,670, respectively, and during the three and nine months ended September 30, 2019, the Company recorded stock-based compensation expense of $105,178 and $331,680, respectively related to the amortization of stock option grants, and which is reflected in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2020, there was $862,823 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.66 years.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of GGH stock options activity during the nine months ended September 30, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2020	9,550,640	$0.78
Granted	1,535,000	0.61
Exercised	-	-
Expired	(1,287,625)	1.19
Forfeited	(588,429)	0.59
Outstanding, September 30, 2020	9,209,586	$0.70	3.3	$-

Exercisable, September 30, 2020	3,839,088	$0.95	2.5	$-

The following table presents information related to GGH stock options at September 30, 2020:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options

$0.385	3,539,890	3.6	997,474
$0.539	1,290,000	3.0	645,012
$0.605	1,535,000	-	-
$0.770	1,199,690	2.4	807,818
$1.100	945,006	2.1	688,784
$2.200	700,000	1.0	700,000
	9,209,586	2.5	3,839,088

Gaucho Group, Inc. Stock Options

As of September 30, 2020, options to purchase 2,280,000 shares of GGI common stock are outstanding under the 2018 Gaucho Plan.

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

As of September 30, 2020, the Company had no leases that were classified as a financing lease and did not have any additional operating and financing leases that have not yet commenced.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Total operating lease expenses were $0 and $154,177, for the three and nine months ended September 30, 2020, respectively, and were $57,816 and $173,448 for the three and nine months ended September 30, 2019, respectively, Lease expenses are recorded in general and administrative expenses on the unaudited condensed consolidated statements of operations.

Supplemental cash flows information related to leases was as follows:

	For the Nine Months Ended
	September 30,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$78,827	$179,092

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$361,020

Weighted Average Remaining Lease Term:
Operating leases	0.00 years	0.92 years

Weighted Average Discount Rate:
Operating leases	8.0%	8.0%

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has recast its financial information and disclosures for the prior period to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented. The following tables present segment information for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30, 2020				For the Nine Months Ended September 30, 2020
	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL
Revenues	$60,228	$-	$-	$60,228	$473,797	$749	$-	$474,546
Revenues from Foreign Operations	$60,228	$-	$-	$60,228	$473,797	$-	$-	$473,797
Loss from Operations	$(48,463)	$(154,612)	$(804,012)	$(1,007,087)	$(894,842)	$(723,921)	$(2,089,407)	$(3,708,170)

	For the Three Months Ended September 30, 2019				For the Nine Months Ended September 30, 2019
	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL
Revenues	$231,231	$-	$-	$231,231	$940,459	$-	$-	$940,459
Revenues from Foreign Operations	$231,231	$-	$-	$231,231	$940,459	$-	$-	$940,459
Loss from Operations	$(361,267)	$(180,414)	$(928,968)	$(1,470,649)	$(951,975)	$(695,275)	$(3,022,679)	$(4,669,929)

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

Due to economic circumstances related to the global coronavirus outbreak 2019 (COVID-19), on March 13, 2020, Mr. Mathis voluntarily deferred payment of 85% of his salary through August 21, 2020. The Company is accruing all compensation not paid to Mr. Mathis pursuant to his employment agreement until the Company has sufficient funds to pay his full compensation. On August 26, 2020, the Company paid out $68,000 which was owed to Mr. Mathis in connection with his deferred compensation. The balance owed to Mr. Mathis as of September 30, 2020 is $107,485.

16. SUBSEQUENT EVENTS

Management has evaluated all subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued, require adjustment to or disclosure in the accompanying condensed consolidated financial statements.

Common Stock

On October 3, 2020, the Company issued 142,597 shares of common stock at a price per share of $0.37 in settlement of its matching obligations for the year ended December 31, 2019 under the Company’s 401(k) profit sharing plan.

On October 23, 2020, the Company issued 125,000 shares of common stock at a price per share of $0.40 to Middleton White Imports LTD (“Middleton”) as consideration for unpaid consulting services provided by Middleton and James Galtieri.

On October 30, 2020, the Company entered into an advisory agreement and underwriting engagement letter with Kingswood Capital Markets and issued 1,011,643 shares of common stock as consideration, which represents 1% of the fully diluted common stock outstanding of the Company.

Series B Preferred Stock

On October 18, 2020, holders of a majority of the issued and outstanding shares of Series B Shares of the Company approved an amendment to the Certificate of Designation of the Series B Convertible Preferred Stock (the “Amendment”) which allows for dividends to be paid in either cash or shares of common stock. On October 23, 2020, the Board declared a total of $1,626,306 in dividends payable in common stock at a rate equivalent to the average closing price of the common stock on the seven trading days preceding October 23, 2020, and issued an aggregate of 2,755,803 shares of common stock to Series B stockholders for dividends payable.

Units

Between October 14, 2020 and October 29, 2020, the Company sold Units in an aggregate amount of $75,000 to accredited investors with a substantive pre-existing relationship with the Company.

Employment Agreement

On October 2, 2020, the Company paid a total of $73,812 to Mr. Mathis in connection with his deferred compensation. (See Note 15 – Commitments and Contingencies)

Foreign Currency Exchange Rates

The Argentine peso to United States dollar exchange rate was 79.6063, 76.1757 and 59.8979 at November 13, September 30, 2020 and December 31, 2019, respectively.

The British pound to United States dollar exchange rate was 0.7599, 0.7768 and 0.7541 at November 13, September 30, 2020, and December 31, 2019, respectively.

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

Recent Developments and Trends

In December 2019, the 2019 novel coronavirus (“COVID-19”) surfaced in Wuhan, China. The World Health Organization declared the outbreak as a global pandemic in March 2020. Recently, we closed our corporate office, and temporarily closed our hotel, restaurant, winery operations, and golf and tennis operations. Further, the Gaucho factories have closed, borders for importing product have been impacted and the Gaucho fulfillment center is also closed. In response, we have negotiated out of our New York lease, renegotiated with our vendors and implemented salary reductions in order to reduce Company costs. We have also created an e-commerce platform for our wine sales in response to the pandemic. We are continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and the changes to behavior intended to reduce its spread, and the related impact on our operations, financial position and cash flows, as well as the impact on our employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our future operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on our operations and liquidity, this impact cannot currently be determined.

Financings

During the nine months ended September 30, 2020, we raised approximately $5.4 million of new capital through the issuance of convertible and non-convertible debt, proceeds from the U.S. Small Business Administration (“SBA”) Paycheck Protection Program Loan (the “PPP Loan”), and the Economic Injury Disaster Loan (“EIDL”), partially offset by approximately $0.9 million due to repayments of convertible and non-convertible debt and repurchase of preferred stock from a shareholder. We used the net proceeds from these issuances for general working capital and capital expenditures.

Liquidity and Going Concern

As reflected in our accompanying condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $91.5 million, raising substantial doubt that we will be able to continue operations as a going concern. In the audit opinion for our financial statements as of and for the year ended December 31, 2019, our independent auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our accumulated deficit and our working capital deficit as of December 31, 2019, and our need to raise additional funds to meet our obligations and sustain our operations. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we are able to obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing of our products and continue the development of our real estate holdings.

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

Consolidated Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Overview

We reported net losses of approximately $0.9 and $1.4 million for the three months ended September 30, 2020 and 2019, respectively.

Revenues

Revenues were approximately $60,000 and $231,000 during the three months ended September 30, 2020 and 2019, respectively, representing a decrease of $171,000 or 74%. The decrease in revenue resulted primarily from a decrease in hotel and restaurant revenues of approximately $142,000 resulting from the temporary closure of our hotel and restaurants due to government restrictions as of a result of COVID-19, and a decrease of approximately $30,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Gross loss

We generated a gross loss of approximately $21,000 for the three months ended September 30, 2020 as compared to a gross loss of approximately $86,000 for the three months ended September 30, 2019, representing a decrease of $65,000 or 76%, primarily as the result of the decrease in our revenues as described above.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $237,000 from $318,000 for the three months ended September 30, 2019 to $81,000 for the three months ended September 30, 2020. The decrease in cost of sales results from the decrease in hotel and restaurant costs of approximately $92,000 resulting from the temporary closure of our hotel and restaurants due to government restrictions as of a result of COVID-19, a decrease of approximately $97,000 due to the cost of grapes sold during the prior period, and a decrease of approximately $38,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Selling and marketing expenses

Selling and marketing expenses were approximately $111,000 and $100,000 for the three months ended September 30, 2020 and 2019, respectively, representing an increase of $11,000 or 11% in 2020.

General and administrative expenses

General and administrative expenses were approximately $860,000 and $1,411,000 for the three months ended September 30, 2020 and 2019, respectively, representing a decrease of $551,000 or 39%. The decrease results primarily from the decreases of approximately $41,000 in professional fees, approximately $71,000 in travel expenses, approximately $87,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and approximately $324,000 in exchange rate gains.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $46,000 and $39,000 during the three months ended September 30, 2020 and 2019, respectively, representing an increase of $7,000 or 18%.

Gain from insurance settlement

Gain from insurance settlement was approximately $30,000 and $166,000 during the three months ended September 30, 2020 and 2019, respectively, representing a decrease of $136,000 or 82%. Insurance proceeds received during the nine months ended September 30, 2019 were to cover fire damage to property and equipment as a result of a fire at the Company’s hotel. Insurance proceeds received during the nine months ended September 30, 2020 were to cover revenues lost during the rebuilding and repair of the hotel after the fire.

Interest expense, net

Interest expense, net was approximately $72,000 and $29,000 during the three months ended September 30, 2020 and 2019, respectively, representing an increase of $43,000 or 148%, primarily resulting from the increase in the average balance of debt outstanding during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Gain on debt restructuring

Gain on debt restructuring of approximately $130,000 during the three months ended September 30, 2020 represents the gain realized from the restructuring of debt during the period.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Overview

We reported net losses of approximately $3.7 and $4.8 million for the nine months ended September 30, 2020 and 2019, respectively.

Revenues

Revenues were approximately $475,000 and $940,000 during the nine months ended September 30, 2020 and 2019, respectively, representing a decrease of $465,000 or 49%. Decreases in revenues are primarily due to approximately $226,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, decreases in hotel and restaurant revenues of approximately $200,000 resulting from closures as a result of the COVID-19 pandemic, and decreases in wine sales of approximately $68,000.

Gross loss

We generated a gross loss of approximately $97,000 for the nine months ended September 30, 2020 as compared to a gross loss of approximately $7,000 for the nine months ended September 30, 2019, representing an increase of $90,000 or 1,286%, primarily as a result of the decrease in revenues as described above.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $376,000 from $948,000 for the nine months ended September 30, 2019 to $572,000 for the nine months ended September 30, 2020. The decrease in cost of sales results consists primarily of decrease of approximately $246,000 in hotel, restaurant, and wine costs resulting from the decline in revenues as described above, and approximately $265,000 related to the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar, partially offset by an increase in the cost of grapes sold during the period of approximately $112,000.

Selling and marketing expenses

Selling and marketing expenses were approximately $161,000 and $337,000 for the nine months ended September 30, 2020 and 2019, respectively, representing a decrease of $176,000 or 52% in 2020, primarily resulting from the impact of COVID-19 shut-downs as well as a Gaucho Group marketing event that was held in the second quarter of 2019.

General and administrative expenses

General and administrative expenses were approximately $3,342,000 and $4,340,000 for the nine months ended September 30, 2020 and 2019, respectively, representing a decrease of $998,000 or 23%. The decrease results primarily from the decreases of approximately $305,000 in professional fees, approximately $267,000 in travel expenses, approximately $335,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, and approximately $383,000 in exchange rate gains, partially offset by an increase of approximately $116,000 in shipping costs for samples sent to customers, and an increase of approximately $119,000 related to operating costs in excess of wine production allocations, as a result of idle capacity at our wine processing facility.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $138,000 and $151,000 during the nine months ended September 30, 2020 and 2019, respectively, representing a decrease of $13,000 or 9%.

Gain from insurance settlement

Gain from insurance settlement was approximately $30,000 and $166,000 during the nine months ended September 30, 2020 and 2019, respectively, representing a decrease of $136,000 or 82%. Insurance proceeds received during the nine months ended September 30, 2019 were to cover for fire damage to property and equipment as a result of a fire at the Company’s hotel. Insurance proceeds received during the nine months ended September 30, 2020 were to cover revenues lost during the rebuilding and repair period after the fire.

Interest expense, net

Interest expense, net was approximately $194,000 and $256,000 during the nine months ended September 30, 2020 and 2019, respectively, representing a decrease of $62,000 or 24%. The decrease is primarily the result of (i) decrease in the average balance of debt outstanding during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, and (ii) the decrease in interest expenses to the Federal Administration of Public Revenues in Argentine due to renegotiating the payment plan.

Gain on debt restructuring

Gain on debt restructuring of approximately $130,000 during the nine months ended September 30, 2020 represents the gain realized from the restructuring of debt during the period.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	September 30,	December 31,
	2020	2019
Cash	$1,210,668	$40,378
Working Capital (Deficiency)	$(3,451,820)	$(3,309,206)

Based upon our working capital deficiency as of September 30, 2020, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

During the nine months ended September 30, 2020 and 2019, we have relied primarily on debt and equity offerings to third party independent, accredited investors, related parties, and the government to sustain operations. During the nine months ended September 30, 2020, we received proceeds of approximately $3,214,000 from the issuance of convertible debt, proceeds of approximately $1,201,000 from proceeds from common stock offering, proceeds from related party loans payable and non-related party loans payable of approximately $574,000 and $28,000, respectively, and proceeds from the PPP Loan of approximately $242,000, and proceeds from the EIDL of $94,000.

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

Sources and Uses of Cash for the Nine months ended September 30, 2020 and 2019

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 and 2019 amounted to approximately $3,682,000 and $5,136,000, respectively. During the nine months ended September 30, 2020 the net cash used in operating activities was primarily attributable to the net loss of approximately $3,736,000, adjusted for approximately $391,000 of net non-cash expenses, and approximately $337,000 of cash used to fund changes in the levels of operating assets and liabilities. During the nine months ended September 30, 2019, the net cash used in operating activities was primarily attributable to the net loss of approximately $4,820,000, adjusted for approximately $706,000 of net non-cash expenses, and approximately $1,024,000 of cash used for changes in the levels of operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30,2020 and 2019 amounted to approximately $40,000 and $148,000, respectively. Cash used in investing activities during the nine months ended September 30, 2020 and 2019 resulted entirely from the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, and 2019 amounted to approximately $4,492,000 and $5,138,000, respectively. For the nine months ended September 30, 2020 the net cash provided by financing activities resulted from approximately $3,214,000 of proceeds from convertible debt obligations, approximately $1,201,000 of proceeds from common stock offering, approximately $574,000 and $28,000, respectively, from the proceeds from the issuance of related party loans payable and non-related party loans payable, approximately $242,000 of proceeds from the PPP Loan, and $94,000 of proceeds from the EIDL, partially offset by loan repayments of approximately $846,000 and the repurchase of preferred stock of $16,000 from a shareholder. For the nine months ended September 30, 2019, the net cash provided by financing activities resulted primarily from approximately $786,000 of proceeds from convertible debt obligations and approximately $4,611,000 of proceeds from common stock offerings, partially offset by convertible debt and loan repayments of approximately $259,000.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 2 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and development activities and have suffered substantial recurring losses from operations since our inception. Further, while the Company plans to extend its current deadline to uplist to NASDAQ, should that effort not be successful, the Company would be required, on December 31, 2020, to redeem all Series B Shares that have not been previously converted to common stock. The cost to redeem these shares would likely have a materially adverse effect on the Company’s financial position and would likely require either the liquidation of certain Company assets or an effort to raise new equity or debt financing. Whether the Company would be able to consummate any such transaction, should it need to do so, on economically beneficial terms or otherwise, cannot be presently known. These conditions raise substantial doubt that we will be able to continue operations as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2020, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020, our Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the SEC on July 6, 2020, our Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the SEC on August 19, 2020 and below.

We face significant business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

To update the risk factors disclosed in our Quarterly Report for the period ended June 30, 2020, the Company has reduced expenses by negotiating an early termination of our office lease at 135 Fifth Avenue in New York City, and all employees and contractors are currently working from home. In addition, we are reviewing our labor needs to run the administrative side of the Company in New York.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2020, the Board of Directors approved the offer and sale of a series of unsecured convertible promissory notes (the “Convertible Notes”) in an amount up to $1,500,000 and most recently on July 17, 2020, unanimously approved an increase to $8,000,000 to accredited investors with a substantive pre-existing relationship with the Company, in a private placement. The Convertible Notes each have the same terms with a maturity date of December 31, 2020 (the “Maturity Date”) and mandatory conversion into common stock of the Company registered under the Securities Act of 1933, as amended (the “Securities Act”) with a 15% discount price to the offer and sale of the Company’s common shares upon a registered offering and uplist to Nasdaq (the “Mandatory Conversion”). At any time before the Mandatory Conversion but no later than the Maturity Date, holders of the Convertible Notes will have the right to convert the total principal amount of the Convertible Notes, together with all accrued and unpaid interest thereon into shares of unregistered common stock of the Company at the closing price of the Company’s stock as quoted on the over-the-counter market as of the trading day prior to receipt of the notice to convert. Between February 20, 2020 and March 31, 2020, the company sold Convertible Notes in an aggregate amount of $725,000 to accredited investors who are all stockholders of the Company. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on March 11, 2020.

Between April 1, 2020 and June 30, 2020, the Company sold Convertible Notes in an aggregate amount of $633,420 to accredited investors with a substantive pre-existing relationship with the Company. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on March 11, 2020, an amended Form D was filed on May 29, 2020 and an amended Form D was filed on July 13, 2020.

Between July 1, 2020 and August 21, 2020, the Company sold Convertible Notes in an aggregate amount of $596,969 to accredited investors with a substantive pre-existing relationship with the Company. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on March 11, 2020, an amended Form D was filed on May 29, 2020, an amended Form D was filed on July 13, 2020, and an amended Form D was filed on August 10, 2020.

On August 17, 2020 the Board of Directors approved the offer and sale of a series of unsecured convertible promissory notes (the “New Convertible Notes”) in an amount up to $10,000,000 and a subsequent offering of Units at $0.34 per Unit (1 share of common stock and 1 warrant to purchase 1 share of common stock at an exercise price of $0.34, expiring 12 months from the date of issuance of the Units) to accredited investors, each of whom have a substantive pre-existing relationship with the Company. The New Convertible Notes provide for a mandatory conversion into Units upon the authorization by the stockholders of a sufficient number of authorized common stock of the Company, which occurred on September 2, 2020. A total of $1,259,000 of New Convertible Notes were sold between August 25, 2020 and September 1, 2020 and on September 2, 2020, a total of $1,260,314 (of which $1,314 constituted interest on the New Convertible Notes) into Units. Between September 3, 2020 and September 30, 2020, a total of $1,341,800 of New Convertible Notes were sold and automatically converted into Units on the same day of purchase. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on November 12, 2020.

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

As previously reported on the Company’s Annual Reports on Forms 10-K for the years ending December 31, 2017, December 31, 2018, and December 31, 2019, the Company sold convertible promissory notes in the aggregate principal amount of $2,046,730 (together, the “2017 Notes”). The 2017 Notes matured 90 days from the date of issuance, bear interest at 8% per annum and were convertible into the Company’s common stock at $0.63 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. As of September 30, 2020, principal of $1,170,354 and interest of $237,521 outstanding on the 2017 Notes is past due and is payable on demand. The 2017 Notes are no longer convertible.

As disclosed previously in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company’s subsidiary, Gaucho Group, Inc. (“GGI”) sold convertible promissory notes in the total amount of $2,266,800 to accredited investors (the “GGI Notes”). The maturity date of the notes was March 31, 2019, and at the option of the holder, the principal amount of the note plus accrued interest could be converted into GGI common stock at a 20% discount to the share price in a future offering of common stock by GGI. One GGI Note representing $100,000 of principal and $11,508 of interest is past due as of September 30, 2020 and payable on demand. GGI Notes are no longer convertible since the notes are past their maturity date.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

Between October 14, 2020 and October 29, 2020, the Company sold Units in an aggregate amount of $75,000 to accredited investors with a substantive pre-existing relationship with the Company. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D will be filed with the Securities and Exchange Commission subsequent to filing this Quarterly Report..

On October 3, 2020, the Company issued 142,597 shares of common stock at a price per share of $0.37 in settlement of its matching obligations for the year ended December 31, 2019 under the Company’s 401(k) profit sharing plan. For these sales of securities, no general solicitation was used, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.

On October 23, 2020, the Company issued 125,000 shares of common stock at a price per share of $0.40 to Middleton White Imports LTD (“Middleton”) as consideration for unpaid consulting services provided by Middleton and James Galtieri. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales.

On October 30, 2020, the Company entered into an advisory agreement and underwriting engagement letter with Kingswood Capital Markets and issued 1,011,643 shares of common stock as consideration, which represents 1% of the fully diluted common stock outstanding of the Company. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D will be filed with the Securities and Exchange Commission subsequent to filing this Quarterly Report.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation filed September 30, 2013 [1]
3.2	Amendment to the Amended and Restated Certificate of Incorporation filed September 20, 2018 and effective October 1, 2018 [17]
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed March 1, 2019 and effective March 11, 2019 [9]
3.7	Amended and Restated Bylaws [7]
3.8	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 [10]
4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013 [1]
4.2	Amendment No. 1 to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated February 28, 2017 [2]
4.3	Certificate of Designation of Series B Convertible Preferred Stock, dated February 28, 2017 [2]
4.4	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on December 3, 2019 and filed with the Delaware Secretary of State.[11]
4.5	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on January 30, 2020 and filed with the Delaware Secretary of State. [12]
4.6	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors on March 29 and the Series B Preferred stockholders on March 27, 2020 and filed with the Delaware Secretary of State. [15]
4.7	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Convertible Preferred stockholders and filed with the Delaware Secretary of State on October 27, 2020.[4]
4.8	2016 Stock Option Plan. [3]
4.9	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016. [3]
4.10	2018 Equity Incentive Plan. [8]
4.11	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 [10]
4.12	Amendment to the Company’s 2018 Equity Incentive Plan effective July 8, 2019 as approved by the Board of Directors [13]
10.1	Employment Agreement by and between the Company and Scott L. Mathis dated September 28, 2015 [5]
10.1	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 [15]
10.2	Agreement of Lease between 135 Fifth Avenue LLC and Diversified Biotech Holdings Corp. dated July 1, 2006 and Amendment of Lease between 135 Fifth Avenue LLC and Diversified Private Equity Corp., dated September 1, 2010 [1]
10.3	Investor Relations Consulting Agreement between MZHCI, LLC and the Company, dated April 8, 2016 [6]
10.4	Expense Sharing Agreement between Hollywood Burger Holdings Inc. and the Company, dated April 1, 2010, as last amended on December 27, 2019 [14]
10.5	Loan Agreement between the Company and Santander Bank, N.A., dated May 6, 2020[16]

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2017.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2017.
4.	Incorporated by reference from the Company’s amended Current Report on Form 8-K/A, filed on October 29, 2020.
5.	Incorporated by reference from the Company’s Quarterly report on Form 10-Q, filed on November 16, 2015.
6.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 16, 2016.
7.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 20, 2017.
8.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
9.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 14, 2019.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
11.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2019.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2020.
13.	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on August 30, 2019.
14.	Incorporated by reference to the Company’s Amended Registration Statement on Form S-1 filed on January 27, 2020.
15.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020.
16.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2020.
17.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 6, 2020.
*	Filed herewith.
**	Furnished, not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2020	GAUCHO GROUP HOLDINGS, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

