Form 10-K
period 2020-12-31
Gaucho Group Holdings, Inc.
filed 2021-04-12
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-55209

Gaucho Group Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2158952
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1445 16th Street, Suite 403, Miami Beach, Florida	33139
(Address of Principal Executive Offices)	(Zip Code)

(212) 739-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: N/A

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	VINO	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by the check mark whether the registration has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (4,005,517 shares, adjusted for the Company’s 15:1 reverse stock split, and the conversion of all Series B Convertible Preferred Stock, each of which were effective February 16, 2021) computed by reference to the price at which the common equity was last sold as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter ($6.00), was $24,031,901. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of April 12, 2021, there were 7,475,758 shares of the registrant’s common stock outstanding.

INDEX

Forward Looking Statements

PART I

Certain statements included or incorporated by reference in this annual report constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this annual report that are not clearly historical in nature are forward-looking, and the words “anticipate”, “believe”, “continue”, “expect”, “estimate”, “intend”, “may”, “plan”, “will”, “shall” and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management’s expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and prospective investors should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this annual report or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this annual report or as of the date specified in the documents incorporated by reference herein, as the case may be. Important factors that could cause such differences include, but are not limited to:

●	the uncertainties associated with the ongoing COVID-19 pandemic, including, but not limited to uncertainties surrounding the duration of the pandemic, government orders and travel restrictions, and the effect on the global economy and consumer spending;
●	the risks and additional expenses associated with international operations and operations in a country (Argentina) which has had significantly high inflation in the past;
●	the uncertainties raised by a fluid political situation and fundamental policy changes that could be affected by presidential elections;
●	the risks associated with a business that has never been profitable, whose business model has been restructured from time to time, and which continues to have and has significant working capital needs;
●	the possibility of external economic and political factors preventing or delaying the acquisition, development or expansion of real estate projects, or adversely affecting consumer interest in our real estate offerings;
●	changes in external market factors, as they relate to our emerging e-commerce business;
●	changes in the overall performance of the industries in which our various business units operate;
●	changes in business strategies that could be necessitated by market developments as well as economic and political considerations;
●	possible inability to execute the Company’s business strategies due to industry changes or general changes in the economy generally;
●	changes in productivity and reliability of third parties, counterparties, joint venturers, suppliers or contractors; and
●	the success of competitors and the emergence of new competitors.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on forward-looking statements contained in this annual report.

We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws.

In evaluating the Company, its business and any investment in the Company, readers should carefully consider the following factors:

Risk Factors Summary

●	We face significant business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations, including, but not limited to, the closure of the Algodon Mansion, operated by our indirectly owned Argentinian subsidiary, The Algodon - Recoleta S.R.L. (“TAR”), and the disruption of the operations of the Algodon Wine Estates, operated by our indirectly owned Argentinian subsidiary, Algodon Wine Estates S.R.L. (“SWE”).

●	Due to the economic hardships presented by the COVID-19 pandemic, we obtained a loan from the Paycheck Protection Program (“PPP Loan”) from the U.S. Small Business Administration (“SBA”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Although the SBA forgave the PPP Loan in full on March 26, 2021, we may not be entitled to forgiveness under state law for the PPP Loan which could negatively impact our cash flow.
●	Economic and political instability in Argentina may adversely and materially affect our business, results of operations and financial condition.
●	Argentina’s economy may not support foreign investment or our business.
●	The Company is exposed to the risk of changes in foreign exchange rates.
●	The stability of the Argentine banking system is uncertain.
●	Government measures to preempt or respond to social unrest may adversely affect the Argentine economy and our business.
●	We are exposed to risks in relation to compliance with anti-corruption and anti-bribery laws and regulations overseas and in the U.S. Although we have internal policies and procedures designed to ensure compliance with applicable anti-corruption and anti-bribery laws and regulations, there can be no assurance that such policies and procedures will be sufficient.
●	The real estate market is uncertain in Argentina and the investment in Argentine real property is subject to economic and political risks.
●	There are limitations on the ability of foreign persons to own Argentinian real property.
●	Our business is subject to extensive domestic and foreign regulation, including regulations and laws imposed by the U.S. and Argentine governments, and additional regulations may be imposed in the future.
●	There is limited public information about real estate in Argentina.
●	The Company may be subject to certain losses that are not covered by insurance.
●	Historically, the Company’s hotel incurs overhead costs higher than the total gross margin.
●	The profitability of Algodon Wine Estates operated by SWE will depend on consumer demand for leisure and entertainment.
●	Development of the Company’s projects will proceed in phases and is subject to unpredictability in costs and expenses.
●	Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business, operations or financial performance, and water scarcity or poor water quality could negatively impact our production costs and capacity.
●	Various diseases, pests, contamination, certain weather conditions, and natural disasters may negatively affect our business, operations or financial performance, including the business, operations or financial performance of SWE relating to the operation of the Algodon Wine Estates.
●	GGI has no significant operating history and no revenue and we may not recognize any revenue from the Gaucho – Buenos Aires™ line of business in the future.
●	The markets in which we operate, and which plan to operate in are highly competitive, and such competition could cause our business to be unsuccessful.
●	Our business is subject to risks associated with importing products, and the imposition of additional duties and any changes to international trade agreements could have a material adverse effect on our business, results of operations and financial condition.
●	We may not be able to protect our intellectual property rights, which may cause us to incur significant costs.
●	GGI is only in the beginning stages of its advertising campaign.
●	Labor laws and regulations may adversely affect the Company.
●	Insiders continue to have substantial control over the Company.
●	The loss of our Chairman, President and Chief Executive Officer could adversely affect the Company’s businesses.
●	Revenues are currently insufficient to pay operating expenses and costs which may result in the inability to execute the Company’s business concept.
●	The Company is dependent upon additional financing which it may not be able to secure in the future.
●	Our level of debt may adversely affect our operations and our ability to pay our debt as it becomes due.
●	Our financial controls and procedures may not be sufficient to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
●	We are an “emerging growth company” and our election of reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
●	Although we qualify as an emerging growth company, we also qualify as a smaller reporting company and under the smaller reporting company rules we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.
●	Raising additional funds through debt or equity financing could be dilutive and may cause the market price of our common stock to decline. We still may need to raise additional funding which may not be available on acceptable terms, or at all. Failure to obtain additional capital may force us to delay, limit, or terminate our product development efforts or other operations.
●	We cannot assure you that the market price of our common stock will remain high enough to comply with Nasdaq’s ongoing listing requirements.
●	You may experience immediate and substantial dilution in the book value per share of the units you purchase.

Please see “Risk Factors” beginning on page 23 for more details.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and currently intend to rely on the following provisions of the JOBS Act that contain exceptions from disclosure and other requirements that otherwise are applicable to companies that conduct initial public offerings and file periodic reports with the SEC. These provisions include, but are not limited to:

●	being permitted to present only two years of audited financial statements in this prospectus and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic reports and registration statements, including this prospectus;

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”);

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, including in this prospectus; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will remain an emerging growth company until:

●	the first to occur of the last day of the fiscal year (i) that follows February 19, 2026, (ii) in which we have total annual gross revenue of at least $1.07 billion or (iii) in which we are deemed to be a “large accelerated filer,” as defined in the Exchange Act, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; or

●	if it occurs before any of the foregoing dates, the date on which we have issued more than $1 billion in non-convertible debt over a three-year period.

We have elected to take advantage of certain of the reduced disclosure obligations in this prospectus and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than what you might receive from other public reporting companies in which you hold equity interests.

We have elected to avail ourselves of the provision of the JOBS Act that permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards until those standards apply to private companies. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies.

For additional information, see the section titled “Risk Factors — Risks of being an Emerging Growth Company — We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

ITEM 1. BUSINESS

Recent Business Developments

●	Due to COVID-19, temporary closure of our hotel, restaurant, winery operations, and golf and tennis operations. Subsequent reopening of the Algodon Mansion as of November 11, 2020 and recently our winery and golf and tennis facilities with COVID-19 measures implemented.
●	Also due to COVID-19, construction on homes was temporarily halted from March to September but has resumed.
●	As of March 20, 2021, international tourism by foreign residents, except those foreign residents with direct family contact with an Argentinian, remains prohibited through April 9, 2021.
●	Reduced expenses by early termination of our office lease at 135 Fifth Avenue in New York City.

●	On May 6, 2020, entered into a PPP Loan from the SBA pursuant to the Paycheck Protection Program (“PPP”). On March 26, 2021, the SBA forgave the PPP Loan in full.
●	In November 2020, hired a communications agency, Skoog Co., to provide exposure to all of our brands.
●	In December 2020, the independent members of our Board approved an extension to our President and CEO’s employment agreement to expire on June 30, 2021. Please see “Executive Compensation” for additional information.
●	In January 2021, Wine Enthusiast rated and reviewed our Algodon 2012 PIMA Red Blend Mendoza and awarded it 91 points.
●	On February 14, 2021, the Board approved a reverse stock split of common shares of the Company, par value of $0.01 per share, wherein each stockholder received one common share in exchange for each fifteen common shares previously held (the 15:1 reverse stock split, the “Reverse Split”).
●	On February 16, 2021, the Company effected its Reverse Stock Split and uplisted its shares to Nasdaq under the symbol “VINO,” with trading commencing on February 17, 2021.
●	On February 19, 2021, the Company sold and issued an aggregate of 1,333,334 shares of common stock and 1,533,333 warrants, for approximate gross proceeds of $8.0 million pursuant to a Form S-1 registration statement, before deducting underwriting discounts and commissions and estimated offering expenses, and issued the representative of such underwriters a common stock purchase warrant exercisable for up to 15,333 shares of common stock.
●	On March 26, 2021, the Company received notice that the SBA has forgiven the PPP Loan in full. However, the Company may be subject to tax on the forgiveness under state law.
●	On April 7, 2021, the Company paid a total of $58,001 to Mr. Mathis in connection with his voluntarily deferred compensation between March 13, 2020 and August 21, 2020.
●	On April 8, 2021, the Company’s subsidiary, Gaucho Group, Inc., entered into a seven-year lease for retail space located in Miami, Florida to sell its Gaucho – Buenos Aires™ products.

For a more thorough discussion of the Company’s business, see “Business” on page 5 and “Recent Developments and Trends” on page 50.

Company Overview

Gaucho Group Holdings, Inc. (the “Company”) was incorporated on April 5, 1999. Effective October 1, 2018, the Company changed its name from Algodon Wines & Luxury Development, Inc. to Algodon Group, Inc., and effective March 11, 2019, the Company changed its name from Algodon Group, Inc. to Gaucho Group Holdings, Inc. (“GGH”). Through its wholly-owned subsidiaries, GGH invests in, develops and operates real estate projects in Argentina. GGH operates a hotel, golf and tennis resort, vineyard and producing winery in addition to developing residential lots located near the resort. In 2016, GGH formed a new subsidiary, Gaucho Group, Inc. and in 2018, established an e-commerce platform for the manufacture and sale of high-end fashion and accessories. The activities in Argentina are conducted through its operating entities: InvestProperty Group, LLC, Algodon Global Properties, LLC, The Algodon – Recoleta S.R.L, Algodon Properties II S.R.L., and Algodon Wine Estates S.R.L. Algodon distributes its wines in Europe under the name Algodon Wines (Europe). Most recently, the Company formed a wholly-owned subsidiary, Bacchus Collection, Inc. on March 20, 2020, which is still in the concept stage for the production of elegant wine and bar essentials.

GGH’s mission is to increase our scalability, diversify the Company’s assets, and minimize our political risk. We believe our goal of becoming the LVMH of South America (Moët Hennessy Louis Vuitton) can help us to achieve that. While we continue making excellent wine, upgrading our rooms at the Algodon Mansion, and completing the infrastructure at the vineyard, our growth area is in e-commerce through Gaucho – Buenos Aires™ because of the potential for immediate revenues and growth/scale on a global basis. The Gaucho brand also diversifies our business outside of Argentina and helps insulate us from political risk. Together with our wines, these aspects of our business have the potential to insulate us from both the economic and political fluctuations in Argentina. However, we also refer to our Risk Factors on page 23 regarding the lack of revenues of the Gaucho—Buenos Aires™ brand and its ability to generate revenue in the future.

The below table provides an overview of GGH’s operating entities.

Entity Name	Abbreviation	Jurisdiction & Date of Formation	Ownership	Business
Gaucho Group, Inc.	GGI	Delaware, September 12, 2016	79% by GGH	Luxury fashion and leather accessories brand and e-commerce platform

InvestProperty Group, LLC (“InvestProperty Group”)	IPG	Delaware, October 27, 2005	100% by GGH	Real estate acquisition and management in Argentina

Algodon Global Properties, LLC	AGP	Delaware, March 17, 2008	100% by GGH	Holding company

The Algodon - Recoleta S.R.L.	TAR	Argentina, September 29, 2006	100% by GGH through IPG, AGP and APII	Hotel owner and operating entity in Buenos Aires

Algodon Properties II S.R.L.	APII	Argentina, March 13, 2008	100% by GGH through IPG and AGP	Holding company in Argentina

Algodon Wine Estates S.R.L.	AWE	Argentina, July 16, 1998	100% by GGH through IPG, AGP, APII and TAR	Resort complex including real estate development and wine making in Argentina; owns vineyard, hotel, restaurant, golf and tennis resort in San Rafael, Mendoza, Argentina

As noted above, Algodon Wine Estates S.R.L. Algodon distributes its wines in Europe under the name Algodon Wines (Europe). The previous entity acting as the Company’s wine distributor in Europe, Algodon Europe Ltd., was dissolved on August 13, 2019. In addition, the Company formed a wholly-owned subsidiary, Bacchus Collection, Inc. on March 20, 2020, which is not yet operational.

Gaucho - Buenos Aires™

Gaucho – Buenos Aires™ is a luxury leather goods and accessories brand, with a strategic focus on growing its e-commerce business, that is the result of more than a decade’s investment in Argentina’s heart and soul, featuring luxury products that merge the traditional Gaucho style with a modern twist, infused with uniqueness and modern Buenos Aires glamour. With Gaucho – Buenos Aires, GGH adds a high-end leather goods and accessories e-commerce sector to its collection of luxury assets. Our e-commerce platform is able to process and fulfill orders in the United States and internationally, and we believe this asset has the potential to achieve significant scale and add value to our company. Gaucho – Buenos Aires connects buyers with some of Argentina’s best creative talents that harness the country’s unique heritage and artisanship of products such as woven fabrics, leather goods and precious metal jewelry.

With Argentina’s recent re-engagement with importing and exporting, we believe that it is beginning to regain its status as a global cultural enclave. Once dubbed the “Paris of South America” for its exquisite Belle Époque style and entering what we believe will be a new golden age. We believe that evolving politics and tastes suggest the time is now for Buenos Aires to once again align itself with Milan, New York, Paris and London as a global fashion capital – and for Gaucho – Buenos Aires to become its ambassador. We believe there may be a sizeable appetite in the USA and beyond for our luxury products, such as fine leather goods, accessories and apparel, that deliver and reflect a unique and unmistakable Argentine point of view.

Seen in the intricate stitching of handmade leather, or the workmanship of an embossed belt buckle, the “Gaucho” style is a world-renowned symbol of Argentine craftsmanship. Though rooted in the traditions of Argentine culture, Gaucho – Buenos Aires intends to become a brand in which Argentine luxury finds its contemporary expression: merging the traditional Gaucho style with a modern twist, infused with uniqueness and modern Buenos Aires glamour.

We believe that Gaucho – Buenos Aires reflects the very spirit of Argentina – its grand history and its revival as a global center of luxury. Our goal is to reintroduce the world to the grandeurs of the city’s elegant past, intertwined with an altogether deeper cultural connection: the strength, honor and integrity of the Gaucho.

On September 12, 2019, during New York Fashion Week, Gaucho – Buenos Aires had its U.S. debut and press launch.

Most recently in April 2021, GGI entered into a seven-year lease for retail space located at 112 N.E. 41st Street, Suite 106, in Miami, Florida to sell its Gaucho – Buenos Aires™ products.

Our Products

GGI’s Gaucho – Buenos Aires™ primarily sells what Argentina is well known for: leather goods and accessories, all defining the style, quality, and uniqueness of Argentina.

Gaucho – Buenos Aires’s fully optimized e-commerce platform (www.gauchobuenosaires.com) offers a commercial line of designer clothing, with an emphasis on leather goods accessories, including leather jackets, branded hoodies, t-shirts, polo shirts and ponchos. In the following 18 months, we also anticipate a strategic roll-out introducing other new products such as fragrances, a Gaucho Kids clothing line, Gaucho Casa (home goods), and Gaucho Residences as the natural evolution of the brand’s growth.

Blending the quality of a bygone era with what we believe to be a sophisticated, modern, global outlook, the brand’s handcrafted clothing and accessories herald the birth of what we hope will become Argentina’s finest designer label.

Fragrances: Homme (Men), Femme (Women), Vamos Sport (Unisex)

The fragrance collection of Gaucho – Buenos Aires™ was created by Firmenich, the world’s largest privately-owned company in the fragrance and flavor business. Founded in Geneva, Switzerland in 1895, it has created many of the world’s best-known perfumes that consumers the world over enjoy each day, including Giorgio Armani, Hugo Boss, Ralph Lauren, Kenzo, and Dolce & Gabbana. Its passion for smell and taste is at the heart of its success. It is renowned for its world-class research and creativity, as well as its thought leadership in sustainability and exceptional understanding of consumer trends. Each year, it invests 10% of its revenues in research and innovation, reflecting its continuous desire to understand, develop and distill the best that nature has to offer.

Gaucho – Buenos Aires has three fragrances ready for packaging, including a men’s fragrance Homme, a women’s fragrance Femme, and a unisex fragrance Vamos Sport.

Sales and Marketing Strategy / Competitive Edge

During the economic crisis in Argentina, iconic international fashion chains left the country. As scarcity is the mother of invention, this gave rise to local brands that made up for that absence. Despite the fact that, in our view, Argentina’s fashion scene is today thriving, the country lacks any international mainstream exposure. Argentina’s continuing challenges with inflation and unemployment have made it difficult for local labels to break into the global fashion landscape, and today there is not a single Argentine fashion brand that is a household name. We believe Gaucho – Buenos Aires has the ability to fill that void. Our intention is to become the leading fashion and leather accessories brand out of South America.

We have assembled a talented team who speak in the unique voice most representative of Argentina’s local fashion scene, and we believe we have the opportunity, the aptitude and the vision not only to successfully introduce this voice to the world’s fashion scene, but to become a major player in that landscape.

Our U.S.-based e-commerce website has been designed to deliver Argentine luxury goods to the U.S. marketplace and elsewhere around the globe. We believe the devaluation of the peso can have positive ramifications for the tourism industry (and Algodon’s hospitality businesses). Tourists from outside Argentina can spend more money at hotels, restaurants and other attractions with a favorable exchange rate. We intend to take advantage of the historic low and deep devaluation of the Argentine peso by producing many of our products and wine in Argentina, thereby paying for product and labor in pesos, we then intend to sell to consumers at a favorable exchange rate in USD to the U.S. and the world.

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

Business Advisors

John I. Griffin, Board Advisor. Mr. Griffin is Chairman, President, Chief Executive Officer, and the sole shareholder of Maurice Pincoffs Company, Inc. headquartered in Houston, Texas USA. Pincoffs began product trading operations in 1880 and today specializes in international trade, marketing, and distribution of various products. Following 13 years of active and reserve duty, he retired from the United States Navy as Lieutenant Commander. Mr. Griffin was employed by Corning Glass Works where he was involved in plant management and international business activities and then worked outside of the United States for 13 years, first in Tokyo as President of Graco Japan K.K., a metal related manufacturing and marketing joint venture. This was followed by seven years in Paris as Vice President of Graco Inc. where he managed manufacturing and marketing companies throughout Europe as President Directeur General of Graco France S.A. and Fogautolube S.A. (France). Stationed in Brussels for two years, Mr. Griffin was President of Monroe Auto Equipment S.A. with manufacturing facilities in Belgium and Spain and marketing companies throughout Europe and the Middle East. With the acquisition of Maurice Pincoffs Company in 1978, he assumed his current position.

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

David Gilmour, Board Advisor. We believe that Mr. Gilmour is an ideal fit for our advisory board due to his shared values of product quality and philosophy, and his broad experience and successes; including having founded Fiji Water, the health & wellness products of Wakaya Perfection, as well as for cofounding with Peter Munk one of the largest gold companies in the world, Barrick Gold, and South Pacific Hotel Corporation, one of the largest hotel chains in the south pacific. Mr. Gilmour has also won multiple awards for his product packaging and designs. In the wake of the global pandemic, the world is looking more at health and wellness than ever before. With this in mind, Mr. Gilmour has taken a keen interest in the Company’s subsidiaries, including Algodon Wine Estates’ (www.algodonwineestates.com) wine, wellness, culinary and sport resort and e-commerce products, as well as its focus on promoting healthier lifestyles, wellness and rejuvenation of the mind, body and spirit. These values are strongly aligned with Mr. Gilmour’s own most recent venture of the organic wellness products of Wakaya Perfection, LLC, a purveyor of and nutritional products. As a health and wellness advocate, Mr. Gilmour’s Wakaya Perfection (www.wakaya.com) is a mission-driven wellness enterprise on the 2,200-acre island paradise of Wakaya in the Fiji archipelago which, due to its high-nutrient virgin volcanic soil, served as the brand’s very first location in the cultivation of its exclusive formula. Volcanic soil is hailed for its purity and multi-faceted rejuvenating properties that can naturally enhance the quality of lives. The brand’s production has since branched out to the main island of Fiji, as well as to Nicaragua, which possess the same high nutrient volcanic ash soil. The company continues to seek out the best volcanic ash soil in the world to continue cultivating products of the highest caliber and service global demand. Wakaya Perfection’s product line includes hand-cultivated organic ginger, turmeric, teas, and sea salts, all indigenous to the island of Wakaya. Wakaya Perfection seeks to create the world’s most powerful health and wellness commodities for the consumer of today seeking integrity in their product selection; from the quality of its source, to the soil it is grown in, and then on to the shelves. Wakaya Perfection products have been distributed through luxury hotels, resorts, fine-dining establishments and luxury department stores.

John Dunagan, Business Advisor. John Dunagan, a West Texas native, is an experienced professional in manufacturing and bottling industry. After finding success bottling with Coca-Cola, Mr. Dunagan traveled all over the United States, Europe and Asia, creating similarly focused manufacturing facilities for the drinks industry. John is now an investor and serves on the board of several companies in the Real Estate, Oil and Gas Exploration, and Defense industries. After receiving his degree from Harvard Business School, John joined the Peace Corps in Cali, Colombia, and shortly thereafter founded several companies across the country - among them Rica Rondo, a major meat processor. Between his first and second years at Harvard Business School Business School, he received a Rotary Foundation Fellowship to study at the University of Buenos Aires, Argentina. John received his Bachelor’s degree from University of Texas at Austin.

Juliano de Rossi, Creative Solutions Consultant. Juliano serves as a consultant providing valuable guidance to the GGI team, having significant experience in the high-end fashion world. We entered into an oral consulting contract with Juliano on an independent contractor basis in July 2017 for project-based work. The amount paid to Juliano is not considered material because of the project-by-project basis. He currently serves as Creative Solutions Consultant to the Net-a-Porter Group. De Rossi has 15 years’ experience in marketing and advertising for global brands and luxury retailers. He has resided in London for the past five years, working in marketing, content production and brand partnership campaigns for MatchesFashion.com and at the YOOX Net-a-Porter Group where he was responsible for leading the in-house creative solutions (design and production teams) managing multiple content productions served across all YOOX Net-a-Porter Group digital platforms, print publications and social channels. At Mr Porter, Net-A-Porter, Porter Magazine and Matchesfashion.com, he oversaw the production of top-rate campaigns, driving the content vision for the management of branded content productions including fashion shoots and video series productions for brands such as BMW, Johnnie Walker Blue Label, American Express, Piaget, Cartier, IWC, Marc Jacobs, Burberry Prorsum, Fendi, Lanvin, Crème De La Mer, Chloe, Stella McCartney, Michael Kors, and Helmut Lang.

Social Media Strategy

Our digital marketing efforts will include ongoing search engine optimization (“SEO”) campaigns and initiatives to increase website conversions and brand awareness, social media marketing via Instagram, Facebook, Amazon and Google Marketplace using micro and macro/celebrity influencers, and public relations firms specializing in the international fashion scene.

Our communications firm, Skoog Co., is currently creating an action plan to generate buzz about our brand, our designers, and our e-commerce platform. Social media star, Neels Visser, is also contacting his broad network of social influencers and micro influencers to lay the groundwork for potential partnerships and brand affiliates/ambassadors.

GGI’s Gaucho – Buenos Aires will primarily be an e-commerce store targeting U.S. customers. However we do plan on pursuing reselling retail venues both online and brick and mortar. For example, in the wake of our press launch, we received unsolicited inquiries from several high-end boutiques in Brazil interested in carrying the Gaucho – Buenos Aires™ line. There are of course numerous avenues for us to explore involving brick and mortar opportunities alone, via agencies or direct solicitation.

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

Our online marketing efforts will also include SEO initiatives, social media marketing via Instagram, Facebook, Amazon and Google Marketplace, and retargeting ads.

Post-COVID-19, we anticipate presenting at fashion shows in in New York City, London, Paris, Milan and several other targeted cities. Gaucho – Buenos Aires presents an opportunity for global press to talk about Argentina finding its foothold once again on the global fashion scene, spotlighting our designers, our designs, and our concentration on leather goods. As there are few brands launching out of Argentina, and certainly fewer with global intentions, the press reaction to Gaucho – Buenos Aires has been extremely positive and encouraging.

Press

In early 2019, Gaucho – Buenos Aires garnered the front cover pages of Marie Claire Argentina and Vogue Italia, one of the most iconic fashion magazines on the globe, who states that Gaucho – Buenos Aires is currently “among the most interesting brands on the Argentinian scene.” Our recent press clippings since our Argentina debut in October 2018 include appearances in some of the most widely read fashion magazines in Latin American fashion, including Forbes Argentina, Revista L’Officiel, Revista Luz, Women’s Wear Daily, Nista, and others.

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

Within six months of the Notice of Allowance date, or August 12, 2019, we were required to file a satisfactory Statement of Use if use has occurred, or file for an extension of time. The mark was then in use with some of the goods, but not others. As a result, on August 6, 2019, we filed to divide the application for the goods that were in use for which a Statement of Use was filed, and filed an Extension Request in the existing application for the remaining goods. On April 28, 2020 and October 20, 2020, the trademarks were officially registered with the United States Patent and Trademark Office. The details of the registrations are:

Registration No. 6,043,175

Registration Date: April 28, 2020

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

Registration No. 6,180,633

Registration Date: October 20, 2020

Classes: 3 and 24

Goods:

Class 3 – Fragrances; perfumes

Class 24 – Bed and table linen; bed blankets; bed sheets; pillowcases; comforters; duvets; bath linen

In August 2019, the Company received a notice from Markaria S.A. regarding the use of Gaucho—Buenos Aires in Argentina alleging that such mark may infringe with Markaria’s work clothing brand Gaucho. At this time Markaria has only requested a nullity of the company’s trademark application in Argentina. The Company is working with its Argentine legal counsel to negotiate, distinguish and defend its use of Gaucho—Buenos Aires in Argentina. Since the COVID-19 pandemic suspended all legal cases in Argentina, there have been no notifications of any advancement of this request. The use of the mark in the United States has not been affected, which is the targeted market for the Company.

Argentina Activities

GGH, through its wholly-owned subsidiary and holding company, InvestProperty Group (“IPG”), identifies and develops specific investments in the boutique hotel, hospitality and luxury property markets and in other lifestyle businesses such as wine production and distribution, golf, tennis and real estate development. GGH also operates hotel, hospitality and related properties and is actively seeking to expand its real estate investment portfolio by acquiring additional properties and businesses in Argentina, or by entering into strategic joint ventures. Using GGH’s fine wines as its ambassador, GGH’s mission is to develop a group of real estate projects under its ALGODON® brand with the goal of developing synergies among its luxury properties.

In 2016, GGH formed a new wholly-owned subsidiary, Gaucho Group, Inc. (“GGI”), and in 2019, the entity began developing a platform and infrastructure to manufacture, distribute and sell high end products created in Argentina under the brand name Gaucho – Buenos Aires™. See Gaucho – Buenos Aires™ on page 54 above.

GGH’s senior management is based in New York City. GGH’s local operations are managed by professional staff with substantial hotel, hospitality and resort experience in Buenos Aires and San Rafael, Argentina.

Until May 31, 2020, the Company’s senior management was based at its corporate office in New York City. Due to COVID-19, we have terminated the corporate office lease and senior management works remotely. GGH’s local operations are managed by professional staff with substantial hotel, hospitality and resort experience in Buenos Aires and San Rafael, Argentina.

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

Both pre- and post-COVID-19, we aim at increasing our activity, occupancy and presence in the market by using direct marketing actions (Facebook and Google Ads, Trip Advisor, Online Travel Agencies, internet presence), and expanding our net of travel agencies and operators, introducing effective changes in our direct sales capacity (new sales-oriented webpages, joint ventures with other hotel organizations, training of our reservations employees, implementing new reservation software). We have also reached out to travel industry media operators to develop new strategic relationships and we are implementing a new commercial management operation for a more aggressive approach with a sales-oriented objective. GGH has built a team of industry professionals to assist in implementing its vision toward repositioning real estate assets. See “Directors, Executive Officers and Corporate Governance” on page 60.

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

Roll-up Strategy

We believe we are now positioned to utilize the Company’s listing on Nasdaq in a sort of “roll-up strategy” to acquire other companies that fall squarely within or complement the Company’s existing and planned lines of business. For example, we might seek to acquire businesses that offer high-end fashion and accessories, or other luxury products and/or experiential hospitality experiences, the quality of which is consistent with the GGH brand. We seek to become the LVMH (“Louis Vuitton Moet Hennessy”) of South America, with the goal of becoming its most well-known luxury brand.

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

Cobranding and Strategic Alliances

One of GGH’s goals includes positioning its brand ALGODON® as one of luxury. In the past we have formed strategic alliances with well-established luxury brands that have strong followings to create awareness of the GGH brand and help build customer loyalty. Since its inception, GGH has been associated or co-branded with several world-class luxury brands including Relais & Châteaux, Veuve Clicquot Champagne (owned by Louis Vuitton Moët Hennessy), Nespresso, Porsche, Chanel, Hermès, Art Basel, and Andrew Harper Travel.

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

Gaucho Casa

Gaucho Casa challenges traditional lifestyle collections with its luxury textiles and home accessories rooted in the singular spirit of the gaucho aesthetic. Using high-quality natural materials sourced from countries that are pioneers in the field of eco production, such as New Zealand, Iceland and, of course, Argentina, each piece within the line embodies the rarefied heritage of Buenos Aires and its deep-rooted connection to artisanship.

Celebrating the equestrian culture that “gaucho country” is world-renowned for, we believe that the collection’s silver-plated trays, bottle accessories and more elegant homeware pieces featuring elaborate horn detailing are a perfect embodiment of the contemporary glamour of Buenos Aires. Naturally, the epic wild landscapes have had their own influences, with a curated edit of sheepskin rugs, Tibetan cashmere cushions, mohair throws and Brazilian cow-hide cushions, providing the perfect partnership of form and function – and a chic complement to the more modern details in your home. Whether you’re looking to embrace the gaucho lifestyle or bring a touch of the country to the city, Gaucho Casa offers an organic design DNA for every interior space, ideal for modern living.

In recent years, there has been a rise of boutique hotel home goods collections such as by Marriott, who led the way with its debut of Autograph Collection. Others that have followed include Curio by Hilton (Starwood’s Tribute Portfolio), and The Unbound Collection (part of the Hyatt Hotels group). We envision the possibility of Gaucho – Buenos Aires utilizing Algodon Mansion as a launch point for a collection of hotel bedding, pillows, linens and robes. Likewise, Argentina’s “La Belle Époque” could serve as a reliable source of inspiration for a multitude of luxury consumer goods, including home soft-furnishings. Argentina’s rich Polo heritage might also serve as a reliable foundation for a collection of high-end, contemporary leather home furnishings for anything from armchairs and sofas to lamps and photo frames.

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

Gaucho – Buenos Aires Boutique at Algodon Mansion

Located in the ground floor lobby of Algodon Mansion, the future location (anticipated opening in the fourth quarter of 2021) of our boutique store is just a stroll away from the city’s main shopping boulevards on Alvear. The Gaucho – Buenos Aires boutique will be open to receive direct foot traffic from shoppers along Montevideo. Emulating the great boutiques and ateliers of Europe’s fashion capitals, we believe that Algodon Mansion is an inspiring space in which to shop our collection. Built in 1912, the building connects us to the bygone glamor of the city’s golden age – and plays an important role in defining Gaucho Buenos Aires’ ethos and aesthetic.

Popup Shops

Popup shops are a popular trend that can be a low cost means of creating a temporary store front focusing on spreading brand awareness, communicating brand values, collecting customer data, and providing personalized experiences. This can also provide a way for Gaucho – Buenos Aires build a relationship with customers in person, while driving conversion on more cost-effective digital channels. We envision popup shops in U.S. cities such as Aspen, Austin, Dallas and Houston, Miami, Los Angeles, New York City, Berlin and Barcelona. With popup shops, we can work with local PR companies to get the word out, as these opportunities are typically promoted via direct mail, PR and digital marketing efforts, as well as word of mouth and strategic geographic positioning. We also anticipate installing a popup shop during the summer season in Punta Del Este, Uruguay, which is a popular vacation spot for wealthy Argentines and other Latin Americans.

Currency Devaluation

A currency devaluation can help Argentina tourism, enticing foreign holidaymakers seeking to make their vacation money stretch further. Vacationers looking for the most representative souvenirs of Argentina and its culture may know the country is best known for its leather. With hundreds of domestic tanneries, Argentina’s has high quality production of cow, sheep and goat leather goods such as jackets, shoes and handbags.

A devalued peso may also aid Argentina’s wine exporters by improving market competitiveness and leading to higher revenues. Additionally, non-leveraged real estate can be a hedge against inflation, and we believe that over time our land values may perform well.

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

Further, our real estate and hotel operations are stated in U.S. dollars, which can be seen as less desirable than stating in pesos and could have a negative effect on demand for those parts of our business.

The ALGODON® Brand

We believe that the force and power of brand is of paramount importance in the luxury real estate/hotel market. GGH has developed the ALGODON® brand, which is inspired by both the Cotton Club days of the Roaring 20’s and the distinctive style and glamour of the 50’s Rat Pack when travel and leisure was synonymous with cultural sophistication. This brand concept was taken from the Spanish word for “cotton” and we believe that this connotes a clean and pure appreciation for the good life, a sense of refined culture, and ultimately a destination where the best elements of the illustrious past meet the affluent present. GGH is looking to attract attention and upscale demographic visitors to the ALGODON® properties and to round out the brand experience in various other forms including music, dining, wine, sports and apparel, by marketing themes that highlight active lifestyles and the pleasures of life. Management believes that these types of brand extensions will serve to reinforce the overall brand recognition and further build upon GGH’s presence in the luxury hotel segment.

Description of Specific Investment Projects

GGH has invested in two ALGODON® brand properties located in Argentina. The first property is Algodon Mansion, a Buenos Aires-based luxury boutique hotel that opened in 2010 and is owned by IPG’s subsidiary, The Algodon – Recoleta S.R.L. (“TAR”). The second property, owned by Algodon Wine Estates S.R.L., is a Mendoza-based winery and golf resort called Algodon Wine Estates, consisting of 4,138 acres, which was subdivided for residential development and expanded by acquiring adjoining wine producing properties.

Algodon Mansion

The Company, through TAR, has renovated a hotel in the Recoleta section of Buenos Aires called Algodon Mansion, a six-story mansion (including roof-top facilities and basement) located at 1647 Montevideo Street, a tree-lined street in Recoleta, one of the most desirable neighborhoods in Buenos Aires. The property is approximately 20,000 square feet and is a ten-suite high-end luxury hotel with a lounge/living room area, a patio area featuring a glass ceiling and fireplace, and a private wine tasting room. The property also includes a rooftop that houses a luxury spa and terrace pool. Each guest room is an ultra-luxury two-to-three room suite, each approximately 510-1,200 square feet. Recoleta is Buenos Aires’ embassy and luxury hotel district and has fashionable boutiques, high-end restaurants, cafés, art galleries, and opulent belle époque architecture.

Below is a table showing occupancy data, average daily rate and revenue per available room (“RevPAR”) for Algodon Mansion:

	TAR - Buenos Aires
	USD				ARS
	For the year ended				For the year ended
	December 31, 2019	December 31, 2020	Δ amount	Δ %	December 31, 2019	December 31, 2020	Δ amount	Δ %
Occupancy level	54%	14%	-40%	-74%	54%	14%	-40%	-74%
Average daily Rate (ADR)	337	356	19	6%	16,324	21,369	5,045	31%
RevPAR	182	50	-132	-73%	8,815	2,992	-5,823	-66%

Occupancy level:	It is a Hotel KPI calculation that shows the percentage of available rooms or beds being sold for a certain period of time.

It is important for hotels to keep track of this data on a daily basis to identify the average daily rate, forecast and apply revenue management.

This ratio decreased by 74% which is explained by the Government regulations about the closing of the international border due to the intent for stop the COVID-19. TAR compared to AWE Lodge depends on international tourism.

Average daily Rate (ADR):	This is a metric widely used in the hospitality industry to indicate the average realized room rental per day.

This is calculated by taking the average revenue earned from rooms and dividing it by the number of rooms sold. It excludes complimentary rooms and rooms occupied by staff.

2020 ADR in USD increased in comparison with previous year from USD 337 to USD 356. The same ratio in ARS has increased by 31% due to the effect of the devaluation

RevPAR:	Revenue per available room (RevPAR) is a performance metric used in the hotel industry. It is calculated by multiplying a hotel’s average daily room rate (ADR) by its occupancy rate.

2020 RevPAR in USD has decreased in comparison with previous year from USD 182 to USD 50 due to the low level of occupation during 2020

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

Algodon Wine Estates features Algodon Villa, a private lodge originally built in 1921, that has been fully restored and refurbished to its original farmhouse design of adobe walls and cane roof. The lodge offers three suites, a gallery for private gatherings, a living area that may also serve as a dining and conference room, swimming pool, and adjacent vine-covered picnic area. The Algodon Villa offers five-star service and is situated for vacationing families, business conferences, retreat travelers, golfing companions, or wine route globe trekkers. Algodon Wine Estates has also recently completed the construction of a new lodge which lies adjacent to the original one. The new lodge features six additional suites and a gallery with two fireplaces and a bar.

Below is a table showing occupancy data, ADR and RevPAR for Algodon Wine Estates:

	AWE - San Rafael
	USD				ARS
	For the year ended				For the year ended
	December 31, 2019	December 31, 2020	Δ amount	Δ %	December 31, 2019	December 31, 2020	Δ amount	Δ %
Occupancy level	20%	13%	-7%	-35%	20%	13%	-7%	-35%
Average daily Rate (ADR)	219	215	-4	-2%	10,318	15,180	4,862	47%
RevPAR	44	28	-16	-36%	2,064	1,973	-91	-4%

Occupancy level:	It is a Hotel KPI calculation that shows the percentage of available rooms or beds being sold for a certain period of time.

It is important for hotels to keep track of this data on a daily basis to identify the average daily rate, forecast and apply revenue management.

This ratio decreased by 35% which is explained by the Government regulations about the quarantine which was set from March 19th, 2020 to late October 2020 in order to stop COVID-19 spreading. AWE compared to STAR depends on domestic tourism who was looking for open areas.

Average daily Rate (ADR):	This is a metric widely used in the hospitality industry to indicate the average realized room rental per day.

This is calculated by taking the average revenue earned from rooms and dividing it by the number of rooms sold. It excludes complimentary rooms and rooms occupied by staff.

2020 ADR in USD is similar with previous year (USD 219 vs USD 215). The same ratio in ARS has increased by 47% due to the effect of the devaluation.

RevPAR:	Revenue per available room (RevPAR) is a performance metric used in the hotel industry. It is calculated by multiplying a hotel’s average daily room rate (ADR) by its occupancy rate.

2020 RevPAR in USD has decreased in comparison with previous year from USD 44 to USD 28 due to the low level of occupation during 2020. However the same 2020 ratio in ARS is similar than 2019 because the low occupation was compensated by the devaluation.

In 2018, Algodon Wine Estates was inducted to TripAdvisor’s Hall of Fame, a distinction given to recognize hotels that have won its Certificate of Excellence award for five consecutive years. Algodon Wine Estates won the Certificate of Excellence award for the years 2014 through 2019. The Certificate of Excellence award celebrates businesses that have continually delivered a quality customer experience, taking into account the quality, quantity and recency of reviews submitted by travelers on TripAdvisor over a 12-month period. To qualify, a business must maintain an overall TripAdvisor bubble rating of at least four out of five, have a minimum number of reviews and must have been listed on TripAdvisor for at least 12 months.

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

In an effort to increase distribution of its wines, Algodon Wine Estates is working with a number of importers operating in some of the world’s chief markets for premium wines. In Europe, Algodon Wine Estates warehouses its wines in Amsterdam for central distribution to clients in Germany and in the U.K. through Condor Wines (www.condorwines.co.uk), which works with regional distribution partners throughout the U.K. such as hotel and restaurant chains, regional and national brewers, pub companies, wholesalers and wine merchants. In the United States, Algodon Fine Wines is available for sale online at Sherry-Lehmann.com (which ships to 39 states), at Sherry-Lehmann’s iconic retail store in New York City, at Spec’s Wines, Spirits and Finer Foods retail stores in Texas, and Wally’s Wine & Spirits retail store located in Los Angeles. GGH’s Fine Wine’s Malbec has been featured on the esteemed wine lists of West London’s The Fat Duck, a Michelin 3-Star Restaurant, and arguably the U.K.’s most famous eatery, as well as London’s Restaurant Gordon Ramsay, A Michelin 3-Star Restaurant, also the exclusive London wine club, 67 Pall Mall, and the exclusive wine list of Buenos Aires’ fine dining restaurant, Parrilla Don Julio, one of Argentina’s most high-profile eateries.

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

Seaview’s philosophy in building Algodon as a brand in the United States has been to select high-profile, quality-oriented retailers whom we believe have high credibility in speaking to their wine constituency. We believe it is reasonable to conclude that consumer confidence (within the fine wine industry) can be positively influenced by the endorsement of a well-respected wine merchant. These “Algodon Brand Ambassadors” can not only promote Algodon, its history and vision, but can serve as the go-to wine shop for the shareholders, friends and family of Algodon aficionados. In tandem with building a network of brand ambassador retailers, an additional initiative is to engage a fine wine distributor in select cosmopolitan markets that can provide smaller independent retail and on-premise (restaurant) coverage.

Current Distribution Markets (as of the fourth quarter of 2020)

1.	California – Vinporter Retail Holdings, LLC
2.	California – dba Hollywood Burger
3.	California – dba Salvatore Italian Restaurant
4.	California – dba Sherry- Lehmann West, LLC
5.	California – dba Wally’s Wine and Spirits

6.	California – Golden State Wine & Spirits
7.	California – Peach Systems Inc.
8.	Florida – Greystone
9.	Georgia – Georgia Crown Distributing - Atlanta
10.	Illinois – Louis Glunz Wines Inc
11.	Minnesota – Bellboy Corporation
12.	Maryland – Lanterna Distributors, Inc.
13.	New Jersey – dba Wine Chateau
14.	New Jersey – dba Wine Chateau / Le Malt
15.	New Jersey – Port Washington Imports
16.	New York – Independence Wine & Spirits of NY, LLC
17.	New York – dba Ambassador Wine & Spirits
18.	New York – dba Beekman Wine & Liquor
19.	New York – dba Estancia 460
20.	New York – dba Nirvana
21.	New York – dba Pascalou
22.	New York – dba Tuscany Steakhouse
23.	New York – dba Friars National Association Inc.
24.	New York – dba Mister Wright
25.	New York – dba Sherry Lehman Inc.
26.	Nevada – Franco Wine
27.	Oklahoma – Elite Wine & Spirits
28.	Texas – United Wine and Spirits, LLC

Markets - scheduled by Seaview for 2021

1.	New Jersey – Gary’s Wine & Marketplace (+ local wholesaler)
2.	Washington DC – Calvert Woodley
3.	Massachusetts – Table & Vine (+ local wholesaler)
4.	Oklahoma – Elite Wines & Spirits
5.	Colorado – Argonaut
6.	Minnesota – Haskell’s
7.	Missouri – Brown Derby
8.	Indiana – 21st Amendment
9.	Nevada – Lee

None of the understandings with wine importers constitute a binding commitment by either party to produce, import or export the Company’s wines; performance by any of the parties is dependent upon numerous factors such as economic and political climate, consumer spending, weather, the Company’s ability to continue wine production operations, the market acceptance of the Company’s products, and other matters described in “Risk Factors” on page 23.

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

In the third quarter of 2020, Algodon Fine Wines launched e-commerce websites in both the U.S. and Argentina.

In September 2020, Algodon Fine Wines announced the launch of an e-commerce initiative servicing patrons in Argentina, at AlgodonWines.com.ar. The e-commerce store sells and ships Algodon wines direct from its San Rafael, Mendoza winery to consumers living in Argentina. This debut is part of an expanded effort to rollout the brand’s premium Malbec-based wines, as well as the rest of the Algodon portfolio of award-winning varietals and blends.

In September 2020, Algodon Fine Wines also launched an e-commerce initiative servicing the United States, with the backend warehousing and fulfillment provided by the California-based distributer VinPorter Wine Merchants, at AlgodonFineWines.com. The e-commerce store, powered by VinPorter, links to a virtual storefront showcasing the Algodon wines currently distributed in the U.S. This debut is part of an expanded U.S. rollout for Premium Malbec-based wines, as well as the rest of the Algodon portfolio of award-winning varietals and blends. In addition to the Algodon Fine Wines site powered by VinPorter, Algodon wines are also available throughout the U.S. both in-store and online at such retailers as Spec’s, Sherry-Lehmann, The Noble Grape and Wine-Searcher.com (among others).

Algodon’s premium wines have received a number of top awards and ratings from the world’s foremost tasting competitions including Gold Medals from the prestigious Global Masters Wine Competition, comprised of master sommeliers. Algodon’s Black Label Reserves represent the best selection from Algodon with 100% microvinified blends whose low yield produces full concentration of fruit and flavor. Algodon’s complete portfolio of fine wines is currently available in wine bars, wine shops, restaurants and hotels in Buenos Aires, Mendoza, Germany, Switzerland, Guernsey, U.K., the Netherlands and the United States.

Algodon Wine Estates – Real Estate Development

AWE has acquired a total of 4,3138 acres of contiguous real estate surrounding its project in Mendoza, Argentina. This land was purchased with the purpose of developing a vineyard-resort and attracting investment in second or third homes for the well-to-do from around the world. GGH continues to invest in the ongoing costs of building out infrastructure and anticipates that sales of lots will gradually improve and accelerate as worldwide economic conditions improve.

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

GGH is developing lots for sale to third party builders and is not engaged in any construction activity. To date, twenty-five lots have been sold. The Company has closed on the sale of all 25 lots and recorded revenue of $1,468,000. As of December 31, 2019, the Company has $838,471 of deposits for pending sales and as of December 31, 2020, the Company has $849,828 of deposits for pending sales.

Potential Value Creation

After an official “arm’s length” evaluation of the entire property (including the additional recently acquired 2,000 acres), we estimate the discovery and potential development of underground aquifers could help increase the value of the parcel. Due to the prohibition of developing new wells in Mendoza City Metro Area, it may be positive to take advantage of the lack of regulations in San Rafael. Additionally, the current administration of Mendoza Province has asked (upon approval of the Company) to construct a major road through the far reaches of the property in an effort to link the popular tourist destinations of Valle Grande, and Los Reyunos. This development could in effect raise the commercial value of the land significantly, as well as open up potential rental-income opportunities from storefronts, gas stations, and other businesses.

In November 2020, we began the process of drilling two water wells at Algodon Wine Estates, which we believe can significantly increase the value of the land. This initiative can allow us direct access to natural aquifers that can be utilized for a variety of infrastructural and landscape initiatives including crop production capabilities, residential and commercial development potential, or property resale. In the future, we intend to apply for permits to add an additional six water wells throughout the 4,138 acre property.

Owning real estate in Argentina is subject to risk. For more information see “Risk Factors.”

Projects and Business Initiatives in Development

GGH’s luxury branded assets include fine experiences through our award-winning wines and exceptional luxury destinations. Our U.S.-based e-commerce website GauchoBuenosAires.com is designed to deliver Argentine luxury goods to the U.S. marketplace and elsewhere around the globe. We believe the potential for scale here is particularly significant as Argentina is now making noteworthy re-entry to international trade. With Argentina in the process of re-opening its borders, we believe it is poised to regain its status as a cultural and fashion exporter, and that there may be a sizeable appetite in the U.S. and elsewhere for luxury products that feature a distinctly Argentine point of view. We are excited about the potential for scale here.

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

With respect to the Company’s wine production, please see “Risk Factors” on page 23. Additional information may be found here: https://www.ttb.gov/itd/international-imports-exports-requirements.

Human Capital Resources

Our experienced employees and management team are some of our most valuable resources, and we are committed to attracting, motivating, and retaining top professionals. Including the operating subsidiaries in Argentina, as of the date of this prospectus, the Company has approximately 65 full-time employees. In Argentina, GGH also employs temporary, seasonal employees during the busy harvest season. In the United States, GGH employs approximately 4 full-time employees as of the date of this annual report. None of the employees in the United States are covered by a collective bargaining agreement and management believes it has good relations with its employees.

Our success is directly related to the satisfaction, growth, and development of our employees. We strive to offer a work environment where employee opinions are valued and allow our employees to use and augment their professional skills. To achieve our human capital goals, we intend to remain focused on providing our personnel with entrepreneurial opportunities to expand our business within their areas of expertise and continue to provide our personnel with personal and professional growth. The Company emphasizes several measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation and pay equity.

COVID-19 and Employee Safety and Wellness. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. These measures include allowing all employees to work from home. We believe in supporting our employees’ health and well-being. Our goal is to help employees make informed decisions about their health by providing the tools and resources necessary to achieve a healthier lifestyle. We offer our employees a wide array of benefits such as life and health (medical, dental, and vision) insurance, paid time off and retirement benefits, as well as emotional well-being services through our health insurance program.

Diversity and Inclusion and Ethical Business Practices. We believe that a company culture focused on diversity and inclusion is a crucial driver of creativity and innovation. We also believe that diverse and inclusive teams make better business decisions, ultimately driving better business outcomes. We are committed to recruiting, retaining, and developing high-performing, innovative and engaged employees with diverse backgrounds and experiences. This commitment includes providing equal access to, and participation in, equal employment opportunities, programs, and services without regard to race, religion, color, national origin, disability, sex, sexual orientation, gender identity, stereotypes, or assumptions based thereon. We welcome and celebrate our teams’ differences, experiences, and beliefs, and we are investing in a more engaged, diverse, and inclusive workforce.

We also foster a strong corporate culture that promotes high standards of ethics and compliance for our business, including policies that set forth principles to guide employee, officer, director, and vendor conduct, such as our Code of Business Conduct and Ethics. We also maintain a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of our businesses, employees, officers, directors, or vendors.

Due to the pandemic, on May 31, 2020 Gaucho Group Holdings, Inc. terminated its office lease at 135 Fifth Avenue in New York City. All senior management of Gaucho Group Holdings, Inc. have been working remotely since then. The Company’s current mailing address is 1445 16th Street, Suite 403, Miami Beach, Florida 33139. The telephone number remains the same at +1-212-739-7700. The Company is licensed to do business in New York and Florida.

Ticker Symbol

The Company uplisted its common stock on the Nasdaq Capital Market (“Nasdaq”) effective as of February 16, 2021, and the common stock commenced trading on Nasdaq effective as of February 17, 2021 under the symbol “VINO”.

Available Information

Effective upon the uplist of the Company’s common stock to Nasdaq, we have updated our corporate governance policies. We maintain a website at http://www.gauchogroup.com. The information contained on, or accessible through, our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC.

In addition, we maintain our corporate governance documents on our website here: https://ir.gauchoholdings.com/corporate-governance/governance-documents, including:

●	a Code of Business Conduct and Ethics for Directors, Officers and Employees which contains information regarding our whistleblower procedures,

●	our Insider Trading Policy,

●	our Audit Committee Charter,

●	our Compensation Committee Charter,

●	our Nomination Guidelines,

●	our Trading Blackout Policy, and

●	our Related Party Transaction Policy.

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

Risks Relating to the COVID-19 Pandemic

We face significant business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

We temporarily closed our hotel, restaurant, winery operations, and golf and tennis operations. On October 19, 2020, we re-opened our winery and golf and tennis facilities with COVID-19 measures implemented. Most recently, we reopened the Algodon Mansion as of November 11, 2020 with COVID-19 measures implemented. However, on March 15, 2020, the Argentine government announced the closing of its borders to foreigners. As of March 20, 2021, international tourism by foreign residents, except those foreign residents with direct family contact with an Argentinian, remains prohibited through April 9, 2021. Due to COVID-19, construction on homes was temporarily halted from March to September but has resumed.

The Company reduced expenses by negotiating an early termination of our office lease at 135 Fifth Avenue in New York City, and all employees and contractors are currently working from home. In addition, we are reviewing our labor needs to run the administrative side of the Company in New York.

Beginning Monday, April 13, 2020, GGI’s warehouse and fulfillment center, Bergen Logistics, announced it would operate on a four-day schedule from Monday through Thursday, allowing for a 72-hour window from Friday through Sunday for any possible surface viruses to self-eliminate. On June 12, 2020 Bergen Logistics announced that it would increase its warehouse operations to a Sunday through Friday schedule. The warehouse stores and ships all of the items that are for sale on our e-commerce website. Any e-commerce orders that may be received during the time of shutdown are only be fulfilled once the fulfillment center re-opens. Likewise, during their shutdown, the warehouse would not be able to receive and process any returned merchandise from customers, nor would the warehouse be able to receive any merchandise from our manufacturers.

Throughout the pandemic, we also experienced significant delays in product development, production, and shipping from our overseas manufacturing partners, many of whom have been on complete lockdown for the safety of their workers. Some of our manufacturing partners have even had to close permanently. Because of this, we are in the process of pursuing new vendors.

Due to the events stated above, it was necessary for us to reduce our email marketing efforts to our customer database, as we were not able to fulfill orders. This resulted in a significant reduction in our web traffic and sales.

Although the Company presently has enough cash on hand to sustain its operations on a month to month basis, we are continuing to explore opportunities with third parties and related parties to provide some or all of the capital that we need. However, if we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations, liquidate assets and/or seek reorganization under the U.S. bankruptcy code.

The Company is continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on the Company’s operations, financial position and cash flows, as well as the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s future operations and liquidity is uncertain. While there could ultimately be a material impact on operations and liquidity of the Company, as of the date of this annual report, the impact cannot be determined at this time.

Due to the economic hardships presented by the COVID-19 pandemic, we obtained a loan from the Paycheck Protection Program (“PPP Loan”) from the U.S. Small Business Administration (“SBA”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We may not be entitled to forgiveness under state law for the PPP Loan which could negatively impact our cash flow.

On May 6, 2020, the Company received a potentially forgivable loan from the SBA pursuant to the PPP enacted by Congress under the CARES Act, resulting in net proceeds of $242,487. To facilitate the PPP Loan, the Company entered into a note payable agreement with Santander Bank, N.A. as the lender. On March 26, 2021, the SBA forgave the PPP Loan in full.

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of their respective PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company used the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan under state law in whole or in part. It is possible that under state law, the loan may not be forgiven in full, which could have a negative impact on the Company’s cash flow.

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

The Argentine economy has experienced significant volatility in recent decades, characterized by periods of low or negative GDP growth, high and variable levels of inflation and currency depreciation and devaluation. The economy has experienced high inflation and GDP growth has been sluggish in the last few years. In October of 2020, the International Monetary Fund (IMF) published the “World Economic Outlook” report. The IMF noted that after contracting 2.1 percent in 2019, the Argentine Real GDP is expected to further contract by 11.8 percent in 2020, with a growth of 4.9 percent forecasted in 2021.

In its October 12, 2020 Staff Statement on Argentina, the IMF noted that Argentina is facing economic and social difficulties relating to the unprecedented health crisis created by COVID-19. The IMF stated that the resulting recession is contributing to an increase in already elevated poverty and unemployment levels.

The IMF projected the 2019 inflation rate to be approximately 40 percent. The actual inflation rate was 53.8 percent. The IMF did not make projections for the inflation rate for 2020 or 2021, as the variables used in the forecasts are linked to still-pending IMF program negotiations. However, in March 2020, NASDAQ reported that the inflation rate was projected to be 40 percent in 2020 and 30.5 percent in 2021, according to a central bank poll of analysts. The actual inflation rate, as reported by the Organization for Economic Cooperation and Development (OECD) was 35.8 percent as of November 2020.

The operating environment in Argentina continues to be a challenging business environment, including the continuing significant devaluation of Argentina’s currency, high inflation and economic recession. Volatility and declines in the exchange rate are expected in the future, which could have an adverse impact on our Argentine revenues, net earnings, cash flows and net monetary asset position.

On December 10, 2015, Mauricio Macri took office as the new president of Argentina, along with his former finance minister Alfonso Prat-Gay and Luis Caputo, who replaced Prat-Gay in late 2016. President Macri has made a number of decisions in pursuit of economic reform, including removing currency controls. Following Prat-Gray’s December 2015 announcement that the currency controls would be lifted, the exchange rate of the peso fell from 9.8 pesos per U.S. dollar to 14 pesos per U.S. dollar, resulting in a 30% devaluation of the peso. By August 2019, inflation had risen to more than 50%. Mr. Macri’s approach to the economy has been one of gradualism, but the economy has suffered and his structural economic reforms have hurt poor and middle-class families in Argentina. As a result, Alberto Fernández won the election as President on October 27, 2019 and Cristina Fernández de Kirchner won as Vice President and both took office on December 10, 2019. In late December of 2019, President Fernández’s emergency economic reform package was passed by Congress and was intended to decrease poverty and reduce inflation. The economic reform package included, among other things, tax increases, restrictions on the currency market, and debt renegotiations.

Given the political climate and the ongoing COVID-19 health crisis, it is not certain what other changes may take place or what the impact of the changes may be on the economy of Argentina. Our discussion below is based on recent history.

Economic and Political Risks Specific to Argentina

The Argentinian economy has been characterized by frequent and occasionally extensive intervention by the Argentinian government and by unstable economic cycles. The Argentinian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of Argentina’s economy, and taken other actions which do, or are perceived to weaken the nation’s economy especially as it relates to foreign investors and other overall investment climate. The Argentine peso has devalued significantly against the U.S. dollar, from about 6.1 Argentine pesos per dollar in December 2013 to approximately 88.17 pesos per dollar in February 2021, as published by Bloomberg.

The overall state of Argentinian politics and the Argentina economy have resulted in numerous investment reports, including the United Nations Conference on Trade and Development (UNCTAD) 2020 World Investment Report, the World Bank’s 2020 Doing Business Report, the U.S. Department of State’s 2020 Investment Climate Statement on Argentina, and a report by Santander Trade, that discuss the risks of foreign investment in Argentina. In February 2019, the Morgan Stanley Capital International (MSCI) index allowed Argentina to remain in the frontier emerging market despite the country technically being ineligible based on available 2017 Gross National Income data. In May 2019, MSCI classified Argentina as an emerging market rather than a pure frontier market. Nonetheless, investors considering an investment in GGH should be mindful of these potential political and financial risks.

Argentina’s economy may not support foreign investment or our business.

Currently there is significant inflation, labor unrest, and currency deflation, in addition to a potential recession brought on by the COVID-19 pandemic. There has also been significant governmental intervention into the Argentine economy, including price controls, foreign currency restrictions, and debt restructuring negotiations. As a result, uncertainty remains as to whether economic growth in Argentina is sustainable and whether foreign investment will be successful.

Since July 1, 2018, Argentina has had a highly inflationary economy, which may continue to increase our accounting and legal costs.

The International Practices Task Force (“IPTF”) of the Center for Audit Quality discussed the inflationary status of Argentina at its meeting on May 16, 2018 and, as further described in its May 16, 2018 Document for Discussion, it categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%. Therefore, the Company has transitioned its Argentine operations to highly inflationary status as of July 1, 2018. As a result, the Company was required to change the functional currency of its Argentine operations to the U.S. dollar, effective as of July 1, 2018. For operations in highly inflationary economies, monetary asset and liabilities are translated at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are translated at historical exchange rates. Income and expense accounts are translated at the weighted average exchange rate in effect during the period. Translation adjustments are reflected in loss on foreign currency translation on the accompanying statements of operations.

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

As a result of the primary held in August 2019, where Mr. Macri earned only 32% of the vote in primary elections due to voters’ anger over austerity measures, the deep recession and soaring inflation, the peso fell about 17% against the dollar and Argentina’s bonds and stocks plunged. On October 27, 2019, Alberto Fernández won as President of Argentina with Ms. de Kirchner becoming Vice President. Ms. de Kirchner has remained a prominent political figure in Argentina, and there has been speculation surrounding the influence that Ms. de Kirchner may have over Mr. Fernández’s policies. In June of 2020, President Fernández announced his plan to nationalize Vicentin SAIC, a major Argentine soybean processor. There is no assurance that any investment in GGH will be safe from government control or nationalization.

Due to the Company’s operations in Argentina, the Company is exposed to the risk of changes in foreign exchange rates.

Due to the international nature of Gaucho Group Holdings’ business, movements in foreign exchange rates may impact the consolidated statements of operations, consolidated balance sheets and cash flows of the Company. Since almost all of the Company’s sales are located in Argentina, the Company’s consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar as compared to Argentina’s currencies. Additionally, movements in the foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity. In October 2020, Argentina’s central bank introduced measures to tighten controls on the movement of foreign currency, which resulted in a decline of the Argentine peso. The Argentine peso is stated at approximately 88.17 Argentine pesos per US dollar as of February 2021, as published by Bloomberg.

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

In August 2020, Argentina reported that it had successfully negotiated a restructuring of close to $65 billion in debt with large US investment firms. The government predicted that the deal will bring in billions of dollars in financial relief over the 2020-2030 term and help cut interest rates on foreign bonds by 4%. However, only weeks after the restructuring, investors criticized the Argentine government’s mismanagement of the economy, and bonds issued in September had already fallen 25 percent. Most recently, Argentina has begun working with the IMF to repackage close to $45 billion of debt owed to the fund. In a December 3, 2020 IMF press briefing, the IMF stated that the discussions with Argentina were ongoing with no precise timeline of any eventual agreement.

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

Recently, the Argentine central bank has restricted access to dollars, prohibiting private citizens from buying more than $200 in foreign currency per month on the official exchange market. Argentine officials have suggested that they will relax controls when the economic has stabilized. These restrictions may have a negative effect on the economy and on our business if imposed in an economic environment where access to local capital is constrained.

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

We are exposed to risks in relation to compliance with foreign and domestic anti-corruption and anti-bribery laws and regulations.

Our operations are subject to various foreign and domestic anti-corruption and anti-bribery laws and regulations, including the Argentine Corporate Criminal Liability Law 27,401 effective March 1, 2018 (the “Corporate Criminal Liability Law”) and the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”). Both the Corporate Criminal Liability Law and the FCPA impose liability against companies who engage in bribery of government officials, either directly or through intermediaries. The Corporate Criminal Liability Law establishes a system of criminal liability of private legal persons which include companies created under any legal form (LLCs, PLCs, partnerships, etc.) whether of national or foreign capital for criminal offenses against public administration and national and cross-border bribery committed by, among others, its shareholders, attorneys-in-fact, directors, managers, employees, or representatives. Such anti-corruption laws generally prohibit providing anything of value to government officials for the purposes of obtaining or retaining business or securing any improper business advantage. In January of 2019, the National Executive enacted Emergency Decree No. 62/2019, which allows for the confiscation of assets that were acquired from drug trafficking, smuggling, money laundering, and other corruption crimes, where there is proof that the assets do not reasonably correspond to the person’s income. Additionally, on April 10, 2019, President Macri approved Decree No. 258/2019, which implemented the National Anti-corruption Plan (2019-2023). The plan is intended to consolidate progress in fighting corruption, and includes various initiatives divided into three main categories: (1) initiatives on transparency and open government; (2) initiatives to prevent money laundering; and (3) investigation and sanctions initiatives. As part of our business, we may deal with entities in which the employees are considered government officials. We have a compliance program that is designed to manage the risks of doing business in light of these new and existing legal and regulatory requirements.

Although we have internal policies and procedures designed to ensure compliance with applicable anti-corruption and anti-bribery laws and regulations, there can be no assurance that such policies and procedures will be sufficient. Violations of anti-corruption laws and sanctions regulations could lead to financial penalties being imposed on us, limits being placed on our activities, our authorizations and licenses being revoked, damage to our reputation and other consequences that could have a material adverse effect on our business, results of operations and financial condition. Further, litigation or investigations relating to alleged or suspected violations of anti-corruption laws and sanctions regulations could be costly.

Real Estate Considerations and Risks Associated with the International Projects that GGH Operates

The Real Estate Industry and International Investing

Investments in our real estate projects are subject to numerous risks, including the following:

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

President Macri had attempted to boost the real estate market in Argentina by lifting various currency restrictions. However, the real estate market has not rebounded from the crippling effect of past currency controls, and the Argentine government has recently imposed additional currency controls under new President Alberto Fernández. As a result on the currency controls and the decline in the Argentine peso, the real estate market in Argentina is uncertain. Continued investment in real estate in Argentina is very risky and could never materialize in the way our business model plans. However, waiting to act on certain real estate endeavors will have negative consequences if the market sees an increase in competitiveness. The main competitive factors in the real estate development business include availability and location of land, price, funding, design, quality, reputation and partnerships with developers. Although there is little to no leverage used to acquire real estate in Argentina, thereby greatly lessening the impact of foreclosures in the market, the practice of cash acquisitions can be a barrier to entry in the real estate market. A number of residential and commercial developers and real estate services companies may desire to enter the market and compete with the Company in seeking land for acquisition, financial resources for development and prospective purchasers. To the extent that one or more of the Company’s competitors are able to acquire and develop desirable properties, as a result of greater financial resources or otherwise, the Company’s business could be materially and adversely affected. If the Company is not able to acquire and develop sought-after property as promptly as its competitors, or should the level of competition increase, its financial position and results of operations could be adversely affected.

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

In December 2011, the Argentine Congress passed Law 26,737 (Regime for Protection of National Domain over Ownership, Possession or Tenure of Rural Land) limiting foreign ownership of rural land, even when not in border areas, to a maximum of 15 percent of all national, provincial or departmental productive land. Ownership by the same foreign owner (i.e., foreign individuals, foreign entities or local entities controlled by a foreign person) may not exceed 1,000 hectares (2,470 acres) of the ‘core area’ or the ‘equivalent surface’ determined according to the location of the lands. The Interministerial Council of Rural Lands, the enforcement agency, defines the ‘equivalent surface’ taking into consideration: (1) the proportion of the ‘rural lands’ in relation to the municipality, department and province; and (2) the potential and quality of the rural lands for their use and exploitation. Every non-Argentine national must request permission from the National Land Registry of Argentina in order to acquire non-urban real property.

As approved, the law has been in effect since February 28, 2012 but is not retroactive. Furthermore, the general limit of 15 percent ownership by non-nationals must be reached before the law is applicable and each provincial government may establish its own maximum area of ownership per non-national.

Pursuant to Executive Order No. 550/13, as published on the Official Bulletin on May 9, 2013, in the Mendoza province, the maximum area allowed per type of production and activity per non-national is as follows: Mining—25,000 hectares (61,776 acres), cattle ranching—18,000 hectares (44,479 acres), cultivation of fruit or vines—15,000 hectares (37,066 acres), horticulture—7,000 hectares (17,297 acres), private lot—200 hectares (494 acres), and other—1,000 hectares (2,471 acres). A hectare is a unit of area in the metric system equal to approximately 2.471 acres. However, these maximums will only be considered if the total 15 percent is reached. Currently, the Company owns approximately 4,138 acres of Argentine rural land through AWE, 2,050 acres are considered land held for cultivation of fruit or vines and 2,088 was purchased during 2017 to provide additional access to AWE. Because the maximum area for this type of land allowed per non-national is 25,000 hectares, the Company is compliant with the law’s limit, were it to apply today. Costs of compliance with the law may be significant in the future. Although currently, as reported by La Nación, the area under foreign ownership in Mendoza is approximately 8.45 percent, this law may apply to the Company in the future and could affect the Company’s ability to acquire additional real property in Argentina. The inability to acquire additional land could curtail the Company’s growth strategy. Management is not currently aware of any change that would require the Company to divest itself of its properties.

Our business is subject to extensive regulation in Argentina and the U.S. and additional regulations may be imposed in the future.

Many aspects of the Company’s businesses face substantial government regulation and oversight. Our activities are subject to Argentine federal, state and municipal laws, and to regulations, authorizations and licenses required with respect to construction, zoning, use of the soil, environmental protection and historical patrimony, consumer protection, antitrust and other requirements, all of which affect our ability to acquire land, buildings and shopping malls, develop and build projects and negotiate with customers.

Additionally, hotel properties are subject to numerous laws, including those relating to the preparation and sale of food and beverages, including alcohol and those governing relationships with employees such as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Additionally, hotel properties may be subject to various laws relating to the environment and fire and safety. Compliance with these laws may be time consuming and costly and may adversely affect hotel operations in Argentina.

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

Our construction projects may be subject to delays in completion due to the COVID-19 pandemic.

Due to COVID-19, construction on homes was temporarily halted from March to September but has resumed. Algodon Wine Estates has required significant redevelopment construction (including potentially building residential units for Algodon Wine Estates). The quality of the construction and the timely completion of these projects are factors affecting operations and significant delays or cost overruns could materially adversely affect the Company’s operations. Delays in construction or defects in materials and/or workmanship have occurred due to the COVID-19 pandemic and may continue to occur pending the course of the pandemic. In addition, defects could delay completion of one or all of the projects or, if such defects are discovered after completion, expose the Company to liability. In addition, construction projects may also encounter delays due to adverse weather conditions, natural disasters, fires, delays in the provision of materials or labor, accidents, labor disputes, unforeseen engineering, environmental or geological problems, disputes with contractors and subcontractors, or other events. If any of these materialize, there may be a delay in the commencement of cash flow and/or an increase in costs that may adversely affect the Company.

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

Boutique Hotel

Algodon Mansion closed to the public on March 18, 2020 due to the COVID-19 pandemic, which resulted in a decrease in revenues. Algodon Mansion reopened for business on November 11, 2020 with COVID-19 measures implemented, but the operation of the mansion will continue to be affected by governmental restrictions on business and travel, which remain uncertain.

In addition to the risks relating to COVID-19 and the risks that apply to all real estate investments, hotel and hospitality investments are generally subject to additional risks which include:

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

Algodon Wine Estates and Land Development

The profitability of Algodon Wine Estates will depend on consumer demand for leisure and entertainment, and such demand has been severely impacted by the COVID-19 pandemic.

Algodon Wine Estates is dependent on demand from leisure and business travelers, which may be seasonal and fluctuate based on numerous factors. Business and leisure travel patterns have been severely disrupted, and remain disrupted as a result of COVID-19. Governments have imposed quarantines and travel restrictions, which have led to a significant decrease in both business and leisure travel. COVID-19 has also negatively impacted the global economy, which will likely result in a decrease in discretionary consumer spending. As a result, the consumer demand for leisure travel will decline. The duration of the COVID-19 pandemic and its effect on travel is uncertain, but the Company anticipates that COVID-19 will continue to negatively impact Algodon Wine Estates through 2021 and possibly beyond.

Demand may also decrease with increases in energy costs, airline fares and other expenses related to travel, which may deter travel. Business and leisure travel patterns may be disrupted due to perceived fears of local unrest or terrorism both abroad and in Argentina. General and local economic conditions and their effects on travel may adversely affect Algodon Wine Estates.

The tourism industry is highly competitive and may affect the success of the Company’s projects.

The success of the tourism and real estate development projects underway at Algodon Wine Estates depends primarily on recreational and secondarily on business tourists and the extent to which the Company can attract tourists to the region and to its properties. The U.S. Centers for Disease Control website currently states that travelers should avoid all travel to Argentina due to the COVID-19 pandemic. On March 15, 2020, the Argentine government announced the closing of its borders to foreigners. As of March 20, 2021, international tourism by foreign residents, except those foreign residents with direct family contact with an Argentinian, remains prohibited through April 9, 2021.

Generally, the Company is in competition with other hotels and developers based upon brand affiliations, room rates, customer service, location, facilities, and the condition and upkeep of the lodging in general, and in relation to other lodges/hotels/investment opportunities in the local market. Algodon Wine Estates operates as a multi-functional resort and winery and serves a niche market, which may be difficult to target. Algodon Wine Estates may also be disadvantaged because of its geographical location in the greater Mendoza region. While the San Rafael area continues to increase in popularity as a tourist destination, it is currently less traveled than other regions of Mendoza, where tourism is more established.

The profitability of Algodon Wine Estates will depend on consumer demand for leisure and entertainment.

Algodon Wine Estates is dependent on demand from leisure and business travelers, which may be seasonal and fluctuate based on numerous factors. Business and leisure travel patterns have been severely disrupted, and remain disrupted as a result of COVID-19, which may adversely affect Algodon Wine Estates and consequently, our revenues. Demand may decrease with increases in energy costs, airline fares and other expenses related to travel, which may deter travel. Business and leisure travel patterns may be disrupted due to perceived fears of local unrest or terrorism both abroad and in Argentina. General and local economic conditions and their effects on travel may adversely affect Algodon Wine Estates and our revenues.

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

Algodon Wine Estates—Vineyard and Wine Production

The COVID-19 pandemic affected the sales of the Company’s wines by driving demand online.

The COVID-19 pandemic did not adversely affect Algodon’s wine production at Algodon Wine Estate’s winery in San Rafael, Mendoza, but did spur the Company to avoid losses from in-person sales by expediting the build and launch of e-commerce platforms in Argentina (algodonwines.com.ar) and in the U.S. (algodonfinewines.com). As the status of retail stores selling our wines remains uncertain due to COVID-19 restrictions, we may see a drop in in-person sales of our wines.

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

Gaucho Group—Buenos Aires

(e-commerce, fashion & leather accessories brand)

Gaucho Group, Inc. (“GGI”) has a limited operating history and no revenue and we may not recognize any revenue from the Gaucho – Buenos Aires™ line of business in the future.

Though a majority-owned subsidiary of GGH, GGI operates as a standalone business, responsible for its own financing and operations and therefore subject to all the risks inherent in a newly established business venture. GGI began operations in 2019 and has few assets and a limited operating history. It has not yet had any significant sales or been able to confirm that its business model can or will be successful. It has not had any significant revenue from inception through December 31, 2020. Our projections for its growth have been developed internally and may not prove to be accurate. As such, given its start-up status with an unproven business model, there is a substantial risk regarding GGI’s ability to succeed and the risk that neither we nor GGI ever recognize revenue in the future from the Gaucho – Buenos Aires™ line of business. The risk of a total loss exists when dealing with start-up companies.

The markets in which GGI operates and plans to operate are highly competitive, and such competition could cause its business to be unsuccessful.

We expect GGI to face intense competition for its Argentine-sourced and designed products. There are many companies around the world that produce similar high-end products, though not necessarily with the Gaucho style that we plan to incorporate into GGI’s products. However, whether or not consumers find our products superior or more desirable than other high-end producers, including many branded products with established worldwide reputations and brands, such as Coach, Ralph Lauren, Hermès, Louis Vuitton, Gucci, Prada, Kate Spade and Calvin Klein, cannot yet be determined. In addition, GGI faces competition through third party distribution channels, such as e-commerce, department stores and specialty stores.

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

In addition, many of GGI’s anticipated competitors will be significantly larger and more diversified than it and will likely have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than it does. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the high-end product sector in which GGI plans to compete. They may also be able to compete more effectively on the basis of price and production, and to develop new products more quickly. The general availability of manufacturing contractors and agents also allows new entrants easy access to the markets in which GGI competes, which may increase the number of its competitors and adversely affect its competitive position and its business. Any increased competition, or GGI’s or our failure to adequately address any of these competitive factors, could result in the ability to generate significant revenues, which could adversely affect our business, results of operations and financial condition.

If we or GGI are unable to continue to compete effectively on any of the factors mentioned above, GGI may never be able to generate operating profits and our business, financial condition and results of operations would be adversely affected.

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

The success of our future business will in part be dependent on intellectual property rights. We rely primarily on copyright, trade secret and trademark law to protect our intellectual property. For example, the process for obtaining federal trademark registration of our service mark “Gaucho—Buenos Aires™” was completed and the service mark was registered on April 28, 2020. However, a third party may copy or otherwise obtain and use our proprietary information without our authorization. Policing unauthorized use of our intellectual property is difficult, particularly in light of the global nature of the Internet and because the laws of other countries may afford us little or no effective protection of our intellectual property. Potentially expensive litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.

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

Additionally, we hope to enter new markets in which we may have limited or no operating experience. There can be no assurance that we will be able to achieve success and/or profitability in our new markets. The success of these new markets will be affected by the different competitive conditions, consumer tastes, and discretionary spending patterns within the new markets, as well as by our ability to generate market awareness of GGI’s Gaucho Group brand. When we enter highly competitive new markets or territories in which we have not yet established a market presence, the realization of our revenue targets and desired profit margins may be more susceptible to volatility and/or more prolonged than anticipated.

GGI is only in the beginning stages of its advertising campaign.

GGI briefly ran digital ad campaigns in the third and fourth quarters of 2019, and has relied since then on word-of-mouth and social media to generate attention to its new brand and to attract customers. In November 2020, GGI relaunched its digital ad campaign, with a limited budget, with the goal of attracting new customers. In the future, it is likely that management will conclude that additional paid advertising and marketing is necessary to attract and retain customers, in which case operating expenses could increase and financial results could be adversely affected.

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

The employees of TAR and AWE are members of a labor unions in Argentina. The terms of any collective bargaining agreement(s) could result in increased labor costs. In addition, any failure to negotiate an agreement in a timely manner could result in an interruption of operations, which would materially and adversely affect the business, results of operations and its financial condition.

GGI relies on its suppliers to maintain consistent quality.

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

Risks of Being an Emerging Growth Company

We are an “emerging growth company” and our election of reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, (2) reduced disclosure obligations regarding executive compensation in this annual report and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this annual report. We could be an emerging growth company for up to 5 years following the completion of this Offering, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we could still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including: (1) the reduced disclosure obligations regarding executive compensation, and (2) being required to provide only two years of audited financial statements.

General Corporate Business Considerations

Insiders continue to have substantial control over the Company.

As of March 30, 2021, the Company’s directors and executive officers hold the current right to vote approximately 5.5% of the Company’s outstanding common stock. Of this total, 4.1% is owned or controlled, directly or indirectly by Company’s CEO, Scott Mathis. In addition, the Company’s directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Mathis acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm a future market price of the shares by:

●	Delaying, deferring or preventing a change in control of the Company;

●	Impeding a merger, consolidation, takeover or other business combination involving the Company; or

●	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

The loss of our Chairman, President and Chief Executive Officer could adversely affect the Company’s businesses.

We depend on the continued performance of Scott Mathis, our Chairman, President and Chief Executive Officer, who has contributed significantly to the expertise of our team and the position of our business. If we lose the services of Mr. Mathis, and are unable to locate a suitable replacement in a timely manner, it could have a material adverse effect on our business. We currently hold key man life insurance for Mr. Mathis the benefit of the Company.

Revenues are currently insufficient to pay operating expenses and costs which may result in the inability to execute the Company’s business concept.

The Company’s operations have to date generated significant operating losses, as reflected in the financial information included in this registration statement. Management’s expectations in the past regarding when operations would become profitable have been not been realized, and this has continued to put a strain on working capital. Business and prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stages of operations. If the Company is not successful in addressing these risks, its business and financial condition will be adversely affected. In light of the uncertain nature of the markets in which the Company operates, it is impossible to predict future results of operations.

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

The Company has not paid dividends to date on its common stock. The Company does not contemplate or anticipate declaring or paying any dividends with respect to its common stock. Due to the continuing devaluation of the peso, the Company has concluded in that it must still tread cautiously and manage its available cash resources prudently and the decisions were made to not declare any additional cash dividends with respect to its common stock.

The Company reserves the right to declare dividends when operations merit. However, payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors. It is anticipated that earnings, if any, will be used to finance the development and expansion of the Company’s business.

The Chief Executive Officer and the Chief Financial Officer of GGH are also involved in outside businesses which may affect their ability to fully devote their time to the Company.

Scott Mathis, Chairman of the Board of Directors of GGH, Chief Executive Officer, President and Treasurer of GGH is also the Chairman and Chief Executive Officer of Hollywood Burger Holdings, Inc., a private company he founded which is developing Hollywood-themed fast food restaurants in the United States. His duties as CEO of Hollywood Burger Holdings, Inc. consume less than 10% of his time, but which may interfere with Mr. Mathis’ duties as the CEO of GGH.

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

The Company may have to spend significant resources indemnifying its officers and directors or paying for damages caused by their conduct. The Company’s amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”), exculpates the Board of Directors and its affiliates from certain liability, and the Company has procured directors’ and officers’ liability insurance to reduce the potential exposure to the Company in the event damages result from certain types of potential misconduct. Furthermore, the General Corporation Law of the State of Delaware (the “DGCL”) provides for broad indemnification by corporations of their officers and directors, and the Company’s Certificate of Incorporation implement this indemnification to the fullest extent permitted under applicable law as it currently exists or as it may be amended in the future. Consequently, subject to the applicable provisions of the DGCL and to certain limited exceptions in the Certificate of Incorporation, the Company’s officers and directors will not be liable to the Company or to its stockholders for monetary damages resulting from their conduct as an officer or director.

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

Currently, we qualify as both a “smaller reporting company” and an “emerging growth company” as defined by Rule 12b-2 of the Exchange Act. However, we have elected to provide disclosure under the smaller reporting company rules and therefore we are able to provide simplified executive compensation disclosures in our filings and have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

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

We cannot assure you that the market price of our common stock will remain high enough to comply with Nasdaq’s minimum bid price requirement and if we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our common stock.

There can be no assurance that the market price of our common stock will remain at the level required for continuing compliance with that requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. Other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and thus jeopardize our ability to meet or maintain the Nasdaq’s minimum bid price requirement.

In order to maintain our listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with such applicable listing standards.

Compliance with public reporting requirements will affect the Company’s financial resources.

The Company is subject to certain public reporting obligations as required by federal securities laws, regulations and agencies. The compliance with such reporting requirements will require the company to incur significant legal, accounting and other administrative expenses. Additionally, because the Company’s stock is now trading on Nasdaq, the Company is subject to additional rules and disclosure obligations as required by Nasdaq, increasing compliance expenses further. The expenses the Company may incur will have a significant impact on the Company’s financial resources and may lead to a decrease in the value and price of our common stock.

In the event that our common stock is delisted from Nasdaq, U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock because they may be considered penny stocks and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares of common stock have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares of common stock and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

Stockholders should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

You may experience future dilution as a result of future debt or equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock that could result in further dilution to investors purchasing our common stock in this Offering or result in downward pressure on the price of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring debt, making capital expenditures or declaring dividends. We may sell shares of our common stock or other securities in other offerings at prices that are higher or lower than the prices paid by investors in this Offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

Raising additional funds through debt or equity financing could be dilutive and may cause the market price of our common stock to decline. We still may need to raise additional funding which may not be available on acceptable terms, or at all. Failure to obtain additional capital may force us to delay, limit, or terminate our product development efforts or other operations.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Furthermore, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our therapeutic candidates.

We estimate that our current cash and cash equivalents, which includes the net proceeds from the Offering, as well as the forecasted cash generated from operating activities which includes projected increases in revenues, will fund our operations for at least 12 months after the issuance date of these financial statements. Without giving effect to the anticipated net proceeds from this Offering, our existing capital resources are not sufficient to meet our projected operating requirements beyond the first quarter of 2021. This raises substantial doubt about our ability to continue as a going concern one year from the date of our consolidated financial statements issued on September 30, 2020. The net proceeds from this Offering may remove such doubt regarding our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In addition, the expected net proceeds of this Offering may not be sufficient for us to fund any of our product candidates through regulatory approval, and we may need to raise substantial additional capital to complete the development and commercialization of our product candidates. We may continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed, as a result of insufficient authorized shares or otherwise, could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

There is no public market for our warrants.

There is no established public trading market for our warrants, and we do not expect a market to develop. In addition, we do not intend to apply to list such warrants on any national securities exchange or other nationally recognized trading system, including Nasdaq. Without an active market, the liquidity of such warrants will be limited.

Holders of the warrants will not have rights of holders of our shares of common stock until such warrants are exercised.

Our warrants do not confer any rights of share ownership on their holders, but rather merely represent the right to acquire shares of our common stock at a fixed price. Until holders of warrants acquire shares of our common stock upon exercise of the warrants, holders of warrants will have no rights with respect to our shares of common stock underlying such warrants.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

GGH and its operating subsidiaries currently do not have physical corporate headquarters due to the termination of the Company’s lease in May 2020 and COVID-19 restrictions. All employees and consultants are currently working from home. Management plans to search for new office space once the COVID-19 pandemic is under control.

The Algodon – Recoleta, SRL (“TAR”) owns a hotel in the Recoleta section of Buenos Aires called Algodon Mansion, located at 1647 Montevideo Street. The hotel is approximately 20,000 square feet and has ten suites, a restaurant, a dining room, and a luxury spa and pool.

Algodon Wine Estates owns and operates a resort property located Ruta Nacional 144 Km 674, Cuadro Benegas, San Rafael (5603) in Argentina which consists of 4,138 acres. The property has a winery, 9-hole golf course (the remaining 9 of 18 holes to be developed), tennis courts, dining and a hotel.

TAR has guaranteed a loan of $600,000 for the Algodon Mansion and the resort property and the properties are subject to encumbrances.

On April 8, 2021, GGI entered into a seven-year lease for retail space located at 112 N.E. 41st Street, Suite 106, in Miami, Florida to sell its Gaucho – Buenos Aires™ products. The space is approximately 1,530 square feet.

ITEM 3. LEGAL PROCEEDINGS

From time to time, GGH and its subsidiaries and affiliates are subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by its insurance coverage, and even if they are, if claims against GGH and its subsidiaries are successful, they may exceed the limits of applicable insurance coverage. We are not involved in any litigation that we believe is likely, individually or in the aggregate, to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is presently quoted on Nasdaq effective as of February 16, 2021, and the common stock commenced trading on Nasdaq effective as of February 17, 2021 under the symbol “VINO”. On April 8, 2021, the closing bid price of our common stock on the Nasdaq was $4.31 per share.

A 15:1 reverse stock split of the Company’s common stock was effected on February 16, 2021 (the “Reverse Stock Split”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated. The following table sets forth the range of high and low bids on a post-split basis as reported on the OTC Markets. The prices reflect inter-dealer prices, do not include retail mark-ups, markdowns or commissions, and may not necessarily reflect actual transactions.

Fiscal Year 2020	High	Low

First Quarter	$6.00	$3.18
Second Quarter	$6.00	$3.20
Third Quarter	$9.75	$3.45
Fourth Quarter	$9.30	$3.00

Fiscal Year 2019	High	Low

First Quarter	$7.20	$3.75
Second Quarter	$9.60	$1.92
Third Quarter	$9.00	$3.78
Fourth Quarter	$6.99	$3.66

During the years ended 2020 and 2019, the Company declared $1,626,306 and $0, respectively, of dividends on its Series B Preferred Stock and issued shares of common stock of the Company in the amount of $1,534,086 to holders of Series B Preferred Stock, due to some holders waiving their right to receive the dividends. The Company has not declared any dividends with respect to its common stock.

There were approximately 800 holders of record of the Company’s common stock as of April 9, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2016 Plan	189,562	$18.47	-
2018 Plan	437,017	7.10	7,243,624
Equity compensation plans not approved by security holders	-	-	-
Total	626,579	$10.54	7,243,624

The above table does not include securities of GGI available for issuance under the 2018 Gaucho Plan.

Recent Sales of Unregistered Securities.

The following is a summary of all securities that we have sold in the last year, since January 1, 2020 without registration under the Securities Act of 1933, as amended (the “Securities Act”).

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

Between July 1, 2020 and August 21, 2020, the Company sold Convertible Notes in an aggregate amount of $604,499 to accredited investors with a substantive pre-existing relationship with the Company. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on March 11, 2020, an amended Form D was filed on May 29, 2020, an amended Form D was filed on July 13, 2020, and an amended Form D was filed on August 10, 2020.

On October 1, 2020, the Company converted all its remaining Convertible Notes into Units at a price of $5.10 per Unit (1 share of common stock and 1 warrant to purchase 1 share of common stock at an exercise price equal to the purchase of the Unit, expiring 12 months from the date of issuance of the Units), such that the Company issued an aggregate of 395,136 Units to accredited investors upon the automatic conversion of principal and interest of $1,962,919 and $52,164, respectively, outstanding under the New Convertible Notes. A Form D was filed with the Securities and Exchange Commission on March 11, 2020, an amended Form D was filed on May 29, 2020, an amended Form D was filed on July 13, 2020, and an amended Form D was filed on August 10, 2020.

On August 17, 2020 the Board of Directors approved the offer and sale of a series of unsecured convertible promissory notes (the “New Convertible Notes”) in an amount up to $10,000,000 and a subsequent offering of Units at $5.10 per Unit to accredited investors, each of whom have a substantive pre-existing relationship with the Company. The New Convertible Notes provide for a mandatory conversion into Units upon the authorization by the stockholders of a sufficient number of authorized common stock of the Company, which occurred on September 2, 2020. A total of $1,259,000 of New Convertible Notes were sold between August 25, 2020 and September 1, 2020 and on September 2, 2020, a total of $1,260,314 (of which $1,314 constituted interest on the New Convertible Notes) were automatically converted into Units. Between September 3, 2020 and September 30, 2020, a total of $1,341,800 of New Convertible Notes were sold and automatically converted into Units on the same day of purchase. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on November 12, 2020.

Between October 14, 2020 and December 31, 2020, the Company conducted an offering of Units and received an aggregate amount of $230,000 from accredited investors with a substantive pre-existing relationship with the Company. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D for this offering was filed with the Securities and Exchange Commission on December 7, 2020, and amended Form D filings for this offering were filed on January 5, 2021, January 14, 2021, and February 22, 2021.

On October 3, 2020, the Company issued 9,509 shares of common stock at a price per share of $5.55 in settlement of its matching obligations for the year ended December 31, 2019 under the Company’s 401(k) profit sharing plan. For these sales of securities, no general solicitation was used, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.

On October 23, 2020, the Company issued 8,334 shares of common stock at a price per share of $4.95 to Middleton White Imports LTD (“Middleton”) as consideration for unpaid consulting services provided by Middleton and James Galtieri. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales.

Also on October 23, 2020, the Board of Directors declared a dividend for holders of Series B Convertible Preferred Shares (relating to the nine consecutive calendar quarters with the first being June 30, 2018 and the last being June 30, 2020), payable in common stock at a rate equivalent to the average closing price of the common stock on the seven trading days preceding October 23, 2020. The Company issued 183,700 shares of common stock at a price per share of $8.36 to the Series B holders for a total of $1,534,086 in dividends. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on January 11, 2021.

On October 30, 2020, the Company entered into an advisory agreement with Kingswood Capital Markets and issued 67,693 shares of common stock as consideration, which represents 1% of the fully diluted common stock outstanding of the Company. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the Securities and Exchange Commission on December 7, 2020.

As part of the Company’s convertible note financing in early 2018, the Company sold promissory notes totaling $1,163,354 to John I. Griffin and his wholly owned company JLAL Holdings Ltd. The notes have a 90-day maturity, bear interest at 8% per annum and were convertible into the Company’s common stock at a 10% discount to the price used for the sale of the Company’s common stock in the Company’s next private placement offering. These notes matured on June 30, 2019. On January 8, 2021, the Company issued 237,012 shares of common stock and warrants to purchase 237,012 shares of common stock in total to Mr. Griffin and JLAL Holdings Ltd., reflecting a conversion of $1,163,354 in principal and $258,714 in interest. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the SEC on May 23, 2018.

Please refer to Item 9B—Other Information regarding sales of unregistered securities of the Company in 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Other than as set forth herein or in the Company’s current reports on Form 8-K or quarterly reports on Form 10-Q, there have not been any purchases of equity securities by the Company or its affiliated persons for the year ended December 31, 2020.

Use of Proceeds from Registered Offering

On February 16, 2021, the SEC declared effective our registration statement on Form S-1 (File No. 333-233586), as amended, filed in connection with an underwritten public offering (the “Offering”) of units (“Units”) at an offering price of $6.00 per Unit, each consisting of one share of common stock, par value $0.01 per share (“Common Stock”), and one common stock purchase warrant to purchase one share of Common Stock (the “Warrant”) pursuant to that certain underwriting agreement, dated February 16, 2021, between the Company and the underwriters named therein. We filed a prospectus with the SEC on February 18, 2021 (the “Prospectus”).

On February 19, 2021, the Company closed the Offering and sold and issued an aggregate of 1,333,334 shares of Common Stock and 1,533,333 Warrants, for approximate gross proceeds of $8.0 million, before deducting underwriting discounts and commissions and estimated offering expenses of $715,000, for net proceeds of approximately $7,285,000. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We issued the representative of such underwriters a five-year common stock purchase warrant exercisable at $7.50 per share for up to 15,333 shares of Common Stock, exercisable as of August 19, 2021.

The sole book-running managing underwriter of the offering was Kingswood Capital Markets, a division of Benchmark Investments, Inc. R.F. Lafferty Co., Inc. also participated in the offering.

Upon receipt, the net proceeds from the Offering were held in cash and cash equivalents, primarily bank deposits and money market funds. Through March 30, 2021, we have used a portion of the net proceeds from our Offering for working capital and for general corporate purposes, which include, but are not limited to, inventory production and marketing for the Company’s subsidiary, Gaucho Group, Inc., costs of this Offering, and operating expenses. There has been no material change in the planned use of proceeds from our Offering from those disclosed in the Prospectus.

ITEM 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this prospectus. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Gaucho Group Holdings, Inc., a Delaware corporation, and its subsidiaries. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. See “Special Note - Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this prospectus. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

A 15:1 reverse stock split of the Company’s common stock was effected on February 16, 2021 (the “Reverse Stock Split”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Special Note Regarding Emerging Growth Company Status and Smaller Reporting Company Status

Currently we qualify as both an “emerging growth company” and as a “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act). We are allowed and have elected to comply with the smaller reporting company rules which allows us to omit certain information, including three years of year-to-year comparisons and tabular disclosure of contractual obligations, from this Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, we have provided all information for the periods presented that we believe to be appropriate and necessary.

Overview

Gaucho Group Holdings, Inc. (“GGH” or the “Company”) positions its e-commerce leather goods, accessories, and fashion brand, Gaucho – Buenos Aires™, as one of luxury, creating a platform for the global consumer to access their piece of Argentine style and high-end products. With a concentration on leather goods, ready-to-wear and accessories, this is the luxury brand in which Argentina finds its contemporary expression. By the end of the first quarter of 2021, the Company anticipates launching Gaucho Casa, a Home & Living line of luxury textiles and home accessories, which will be marketed and sold on the Gaucho – Buenos Aires e-commerce platform. Gaucho Casa challenges traditional lifestyle collections with its luxury textiles and home accessories rooted in the singular spirit of the gaucho aesthetic. GGH seeks to grow its direct-to-consumer online products to global markets in the United States, Asia, the United Kingdom, Europe, and Argentina. We intend to focus on e-commerce and scalability of the Gaucho – Buenos Aires and Gaucho Casa brands, as real estate in Argentina is politically sensitive.

GGH’s goal is to become recognized as the LVMH (“Louis Vuitton Moët Hennessy”) of South America’s leading luxury brands. Through one of its wholly owned subsidiaries, GGH also owns and operates legacy investments in the boutique hotel, hospitality and luxury vineyard property markets. This includes a golf, tennis and wellness resort, as well as an award winning, wine production company concentrating on Malbecs and Malbec blends. Utilizing these wines as its ambassador, GGH seeks to further develop its legacy real estate, which includes developing residential vineyard lots located within its resort.

Until May 31, 2020, the Company’s senior management was based at its corporate office in New York City. Due to COVID-19, we have terminated the corporate office lease and senior management works remotely. GGH’s local operations are managed by professional staff with substantial hotel, hospitality and resort experience in Buenos Aires and San Rafael, Argentina.

Recent Developments and Trends

We temporarily closed our hotel, restaurant, winery operations, and golf and tennis operations. Recently, we have been able to reopen the Algodon Mansion as of November 11, 2020 with COVID-19 measures implemented. We have also been able to reopen our winery and golf and tennis facilities recently with COVID-19 measures implemented. Also due to COVID-19, construction on homes was temporarily halted from March to September but has resumed. However, as of December 21, 2020, international tourism by foreign residents, except those foreign residents of neighboring countries, is prohibited through January 31, 2021. Additionally, on December 24, 2020, Argentina removed the exception for foreign residents of neighboring countries through January 9, 2021.

We reduced expenses by negotiating an early termination of our office lease at 135 Fifth Avenue in New York City, and all employees and contractors are currently working from home. In addition, we are reviewing our labor needs to run the administrative side of the Company in New York.

On April 13, 2020, GGI’s warehouse and fulfillment center, Bergen Logistics, announced it would operate on a four-day schedule from Monday through Thursday, allowing for a 72-hour window from Friday through Sunday for any possible surface viruses to self-eliminate. On June 12, 2020, Bergen Logistics announced that it would increase its warehouse operations to a Sunday through Friday schedule. The warehouse stores and ships all of the items that are for sale on our e-commerce website. Any e-commerce orders that may be received during the time of shutdown are only be fulfilled once the fulfillment center re-opens. Likewise, during their shutdown, the warehouse would not be able to receive and process any returned merchandise from customers, nor would the warehouse be able to receive any merchandise from our manufacturers.

Throughout the COVID-19 pandemic, we also experienced significant delays in product development, production, and shipping from our overseas manufacturing partners, many of whom have been on complete lockdown for the safety of their workers. Some of our manufacturing partners have even had to close permanently. Because of this, we are in the process of pursuing new vendors.

Due to the events stated above, it was necessary for us to reduce our email marketing efforts to our customer database, as we were not able to fulfill orders. This resulted in a significant reduction in our web traffic and sales.

We expect that the cash on hand, which includes the net proceeds from the Offering, as well as the forecasted cash generated from operating activities which includes projected increases in revenues, will fund our operations for a least 12 months after the issuance date of these financial statements.

Since inception, our operations have primarily been funded through proceeds received in equity and debt financings. We believe we have access to capital resources and continue to evaluate additional financing opportunities. There is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds we might raise will enable us to complete our development initiatives or attain profitable operations.

The Company is continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on the Company’s operations, financial position and cash flows, as well as the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s future operations and liquidity is uncertain. While there could ultimately be a material impact on operations and liquidity of the Company, as of the date of this prospectus, the impact cannot be determined at this time.

On May 6, 2020, the Company entered into a potentially forgivable loan from the U.S. Small Business Administration (“SBA”) pursuant to the Paycheck Protection Program (“PPP”) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”), resulting in net proceeds of $242,487 (the “PPP Loan”). To facilitate the PPP Loan, the Company entered into a note payable agreement with Santander Bank, N.A. as the lender. On March 26, 2021, the SBA forgave the PPP Loan in full

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of their respective PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company used the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness under state law of the PPP Loan in whole or in part. It is possible that the loan may not be forgiven in full under state law, which could have a negative impact on the Company’s cash flow.

The extent of the impact, if any, will depend on future developments, including actions taken to contain COVID-19. See also “Risk Factors” for more information.

In December 2020, the independent members of our Board approved an extension to our President and CEO’s employment agreement to expire on June 30, 2021. Please see “Executive Compensation” for additional information.

In January 2021, Wine Enthusiast rated and reviewed our Algodon 2012 PIMA Red Blend Mendoza and awarded it 91 points.

Investment in foreign real estate requires consideration of certain risks typically not associated with investing in the United States. Such risks include, trade balances and imbalances and related economic policies, unfavorable currency exchange rate fluctuations, imposition of exchange control regulation by the United States or foreign governments, United States and foreign withholding taxes, limitations on the removal of funds or other assets, policies of governments with respect to possible nationalization of their industries, political difficulties, including expropriation of assets, confiscatory taxation and economic or political instability in foreign nations or changes in laws which affect foreign investors. See also Risk Factors for more information.

Over the past nine months, GGH has been the process of pivoting operations to focus primarily on e-commerce sales of our Gaucho—Buenos Aires brand, in addition to our wines which also serve as ambassador to our 4,138-acre wine and real estate development. We believe that the change in focus and ongoing restructuring of our Argentine operations can have a positive impact and overall improvement on our business.

Our goal for 2021 is to focus on actions that can result in immediate revenues, such as e-commerce sales, continued deeding of lots and real estate sales and greater distribution of our wines by supporting our importer and their network partners. We began our big push of e-commerce sales through our launch of the Gaucho—Buenos Aires brand at New York Fashion Week on September 12, 2019 to create momentum through the holiday season and bring in revenue.

In November 2020, we hired a communications agency, Skoog Co., to provide exposure to all of our brands. Skoog Co. specializes in brand strategy, communications, media relations, and social and digital content development, and their goals for us is to create a wholistic marketing campaign to drive awareness and sales for Gaucho – Buenos Aires, Gaucho Casa, Algodon Fine Wines, as well as our real estate business segments.

In the fourth quarter of 2020 we micro tested U.S. markets and focus groups to gauge demand and iron out early details of our digital marketing strategy. We continue to test campaigns with micro audiences in the first quarter of 2021, in anticipation of a larger roll out of campaigns after the offering closes.

In the third quarter of 2021, we anticipate launching a popup shop in Los Angeles for the summer season, assuming our production schedule is on track to receive our products here in the U.S. With popup shops, we can for example, work with local public relations (“PR”) companies to get the word out, as these opportunities are typically promoted via direct mail, PR and digital marketing efforts, as well as word of mouth and strategic geographic positioning. See page 57 below for more information on popup shops.

In 2021, we expect that our Gaucho brand sales will grow to represent a majority of our revenue, with our wine and real estate business making up the remainder.

Financings

In 2020 and 2019, we raised, net of repayments, approximately $4,687,000 and $5,700,000, respectively of new capital through the issuance of debt and equity. We used the net proceeds from the closings of these private placement offerings for general working capital and capital expenditures.

On February 19, 2021, the Company closed on an underwritten public offering of 1,333,334 Units at $6.00 per unit for approximate gross proceeds of $8 million, before deducting underwriting discounts and commissions and estimated offering expenses. We used the net proceeds for general working capital and capital expenditures.

Initiatives

We have implemented a number of initiatives designed to expand revenues and control costs. Revenue enhancement initiatives include expanding marketing, investment in additional winery capacity and developing new real estate development revenue sources. Our goal for 2021 is to focus on actions that can result in immediate revenues, such as e-commerce sales, continued deeding of lots and real estate sales and greater distribution of our wines by supporting our importer and their network partners.

Cost reduction initiatives include investment in equipment that will decrease our reliance on subcontractors, plus outsourcing and restructuring of certain functions. Further, we have begun to reduce operational expenses by approximately $800,000 per year by reducing administrative costs including non-renewal of the lease in August 2020 for our New York headquarters and reduction in workforce hours and marketing expenses. Some of these significant savings will be immediate, others will be unfolding throughout time. Our goal is ultimately to reduce expenses of between $1-2 million in 2021. Our goal is to become more self-sufficient and less dependent on outside financing.

Consolidated Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following table represents selected items in our consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively:

	For the Years Ended
	December 31,
	2020	2019

Sales	$635,789	$1,284,437
Cost of sales	(726,686)	(1,040,339)
Gross (loss) profit	(90,897)	244,098
Operating Expenses (Income)
Selling and marketing	320,768	482,677
General and administrative	4,814,312	6,428,625
Depreciation and amortization	170,189	196,438
Gain from insurance settlement	(30,240)	(165,508)
Total operating expenses	5,275,029	6,942,232
Loss from Operations	(5,365,926)	(6,698,134)

Other Expense (Income)
Interest expense, net	245,174	360,413
Loss on extinguishment of debt	355,602	-
Gain on debt restructuring	(130,421)	-
Gain on settlement of payables	(2,100)	-
Gains from foreign currency translation	(52,498)	(101,732)
Total other expense	415,757	258,681
Net Loss	(5,781,683)	(6,956,815)
Net loss attributable to non-controlling interest	133,162	293,007
Series B preferred stock dividends	(721,752)	(721,057)
Net Loss Attributable to Common Stockholders	$(6,370,273)	$(7,384,865)

Overview

We reported net losses of approximately $5.8 million and $7.0 million for the years ended December 31, 2020 and 2019, respectively. The increase in net loss is primarily the result of the decrease in revenues as described below.

Revenues

Revenues from operations were approximately $636,000 and $1,284,000 during the years ended December 31, 2020 and 2019, respectively, reflecting a decrease of approximately $648,000 or 50%. Decreases in revenues are primarily due to approximately $329,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar and decreases in hotel and restaurant revenues of approximately $321,000 resulting from closures as a result of the COVID-19 pandemic. The average exchange rate of the Argentina peso increased from 48.1676 for the year ended December 31, 2019 to 73.5358 for the year ended December 31, 2020, which represents a decrease in the average worth of the Argentine peso from US $0.02 to $0.01.

Total sales from Argentina were approximately ARS $42.7 million during the year ended December 31, 2020 as compared to approximately ARS $58.1 million during the year ended December 31, 2019, reflecting a net decrease of approximately ARS $15.4 million or 27%. Hotel room and event revenues were approximately ARS $16.8 million and ARS $35.7 million during years ended December 31, 2020 and 2019, respectively, representing a decrease of approximately ARS $18.9 million, or 53% resulting from closures as a result of the COVID-19 pandemic. Restaurant revenues were approximately ARS $8.9 million and ARS 7.9 million during the years ended December 31, 2020 and 2019, respectively, representing an increase of approximately ARS $1.0 million or 13%. Argentine winemaking revenues were approximately ARS $6.9 million and ARS $6.0 million during the years ended December 31, 2020 and 2019, respectively, representing an increase of approximately ARS $0.9 million or $15%. Other revenues, including golf, tennis and agricultural revenues, were ARS $9.7 million and ARS $8.5 million during the years ended December 31, 2020 and 2019, respectively, representing an increase of approximately ARS $1.2 million or 14%, of which approximately ARS $0.6 million represents an increase in agricultural revenues, approximately ARS $1.7 million represents an increase in maintenance fees, partially offset by approximately ARS $1.1 million represents a decrease in other operating income.

Gross profit

We generated a gross loss of approximately $91,000 for the year ended December 31, 2020 as compared to a gross profit of approximately $244,000 for the year ended December 31, 2019, representing a decrease of $335,000 or 137%, primarily as a result of the decrease in revenues as described above and from grapes which were sold at a loss. Due to COVID-19 during 2020, we had to temporarily close our hotel, restaurant, winery operations, and golf and tennis operations. The gross loss during 2020 was primarily due to the hotel and restaurants fixed costs included in the cost of sales which did not decrease during the COVID-19.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $313,000 from $1,040,000 for the year ended December 31, 2019 to $727,000 for the year ended December 31, 2020. Decreases in cost of sales are primarily due to approximately $367,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar, and a decrease of approximately $84,000 in hotel and restaurant costs resulting from the temporary closure of our hotel and restaurants due to government restrictions as of a result of COVID-19, partially offset by an increase in the cost of grapes sold during the period of approximately $121,000.

Selling and marketing expenses

Selling and marketing expenses were approximately $321,000 and $483,000, for the years ended December 31, 2020 and 2019, respectively, representing a decrease of approximately $162,000 or 34%, primarily resulting from the impact of COVID-19 shut-downs as well as a Gaucho Group marketing event that was held in the second quarter of 2019.

General and administrative expenses

General and administrative expenses were approximately $4,814,000 and $6,429,000 from operations for the years ended December 31, 2020 and 2019, respectively, representing a decrease of approximately $1,615,000 or 25%. The decrease results primarily from the decreases of approximately $261,000 in professional fees, approximately $292,000 in travel expenses, approximately $483,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar, and approximately $592,000 in exchange rate gains.

Depreciation and amortization expense

Depreciation and amortization expense were approximately $170,000 and $196,000 during the years ended December 31, 2020 and 2019, respectively, representing a decrease of approximately $26,000 or 13%.

Gain from insurance settlement

Gain from insurance settlement was approximately $30,000 and $166,000 during the years ended December 31, 2020 and 2019, respectively, representing a decrease of $136,000 or 82%. Insurance proceeds received during the year ended December 31, 2019 were to cover for fire damage to property and equipment as a result of a fire at the Company’s hotel. Insurance proceeds received during the year ended December 31, 2020 were to cover revenues lost during the rebuilding and repair period after the fire.

Interest expense, net

Interest expense was approximately $245,000 and $360,000 during the years ended December 31, 2020 and 2019, respectively, representing a decrease of approximately $115,000 or 32%. The decrease is primarily the result of (i) decrease in the average balance of debt outstanding during the year ended December 31, 2020 as compared to the year ended December 31, 2019, and (ii) the decrease in interest expenses to the Federal Administration of Public Revenues in Argentine due to renegotiating the payment plan.

Loss on extinguishment of debt

Loss on extinguishment of debt of approximately $356,000 during the year ended December 31, 2020 represents the loss realized from the debt extinguishment due to the modification of convertible debt.

Gain on debt restructuring

Gain on debt restructuring of approximately $130,000 during the year ended December 31, 2020 represents the gain realized from the restructuring of debt during the period.

Gain on settlement of payables

Gain on settlement of payables of approximately $2,000 during the year ended December 31, 2020 represents the gain realized from the settlement of accounts payable during the period.

Liquidity and Capital Resources

We measure our liquidity in variety of ways, including the following:

	For the Years Ended
	December 31,
	2020	2019

Cash	$134,536	$40,378

Working Capital Deficiency	$(2,574,361)	$(3,309,206)

Loans Payable	$748,322	$1,444,434

Debt Obligations	$1,270,354	$1,270,354

During the years ended December 31, 2020 and 2019, we financed our activities from proceeds derived from debt and equity financings occurring in prior periods. A significant portion of the funds have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

During the years ended December 31, 2020 and 2019, we have relied primarily on debt and equity offerings to third party independent, accredited investors, related parties, and the government to sustain operations. During the year ended December 31, 2020, we received proceeds of approximately $3,222,000 from the issuance of convertible debt, proceeds of approximately $1,572,000 from proceeds from common stock offering, proceeds from related party loans payable and non-related party loans payable of approximately $574,000 and $28,000, respectively, and proceeds from the PPP Loan of approximately $242,000, and proceeds from the EIDL of $94,000.

As of December 31, 2020, we had cash, working capital deficiency, and an accumulated deficit of $134,536, $2,574,361 and $93,534,828, respectively. During the years ended December 31, 2020 and 2019, we incurred a net loss of $5,781,683 and $6,956,815, respectively, and used cash in operating activities of $4,943,758 and $6,080,411, respectively.

On February 19, 2021, the Company closed on an underwritten public offering and sold and issued an aggregate of 1,333,334 shares of common stock and 1,533,333 warrants to purchase common stock at $6.00 per share for approximate gross proceeds of $8 million, before deducting underwriting discounts and commissions and estimated offering expenses. See Note 18 – Subsequent Events.

The proceeds from these financing activities were used to fund our existing operating deficits, legal and accounting expenses associated with being a public company and the general working capital needs of the business.

We expect that the cash on hand, which includes the net proceeds from the Offering, as well as the forecasted cash generated from operating activities which includes projected increases in revenues, will fund our operations for a least 12 months after the issuance date of these financial statements.

Since inception, our operations have primarily been funded through proceeds received in equity and debt financings. We believe we have access to capital resources and continue to evaluate additional financing opportunities. There is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds we might raise will enable us to complete our development initiatives or attain profitable operations.

Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

Sources and Uses of Cash for the Years Ended December 31, 2020 and 2019

Net Cash Used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2020 and 2019, amounted to approximately $4,944,000 and $6,080,000, respectively. During the year ended December 31, 2020, the net cash used in operating activities was primarily attributable to the net loss of approximately $5,782,000, adjusted for approximately $980,000 of non-cash expenses and $142,000 of cash used to fund changes in the levels of operating assets and liabilities. During the year ended December 31, 2019, the net cash used in operating activities was primarily attributable to the net loss of approximately $6,957,000, adjusted for approximately $1,141,000 of non-cash expenses and $264,000 of cash used to fund changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2020 and 2019 amounted to approximately $115,000 and $214,000, respectively. During the year ended December 31, 2020 the net cash used in investing activities was primarily attributable to the purchase of property and equipment of approximately $115,000. During the year ended December 31, 2019 the net cash used in investing activities was primarily attributable to the purchase of property and equipment of approximately $139,000 and a purchase of an Argentine government bond of approximately $75,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2020 and 2019 amounted to approximately $ 4,687,000 and $5,700,000, respectively. For the year ended December 31, 2020, the net cash provided by financing activities resulted from approximately $3,222,000 of proceeds from convertible debt obligations, approximately $1,572,000 of proceeds from common stock offering, approximately $574,000 and $28,000, respectively, from the proceeds from the issuance of related party loans payable and non-related party loans payable, approximately $242,000 of proceeds from the PPP Loan, and $94,000 of proceeds from the EIDL, partially offset by loan repayments of approximately $1,029,000 and the repurchase of preferred stock of $16,000 from a shareholder. For the year ended December 31, 2019, the net cash provided by financing activities resulted primarily from approximately $786,000 of proceeds from convertible debt obligations, approximately $4,611,000 of proceeds from common stock offerings, approximately $566,000 from the proceeds from the issuance of related party loans payable, and proceeds from investor deposits of approximately $30,000, partially offset by convertible debt and loan repayments of approximately $293,000.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information required by paragraph (a)(5) of this Item.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which it relies are reasonably based upon information available to us at the time that it makes these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 3 – Summary of Significant Accounting Policies, in our financial statements included elsewhere in this annual report.

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

Income Taxes

We account for income taxes pursuant to the asset and liability method of accounting for income taxes pursuant to FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for taxable temporary differences and operating loss carry forwards. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

We adopted ASC 842, “Leases” (“ASC 842”) effective January 1, 2019 and elected to apply the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. ASC 842 requires us to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to lease evaluation. These changes include updated accounting policies affected by ASC 842 as well as redesigned internal controls over financial reporting related to ASC 842 implementation. Additionally, we have expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements. The standard had an impact on our consolidated balance sheets but did not have an impact on our consolidated statements of operations or consolidated statements of cash flows upon adoption

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Accounting Officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Accounting Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2020, there were no material changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

As part of the Unit offering that commenced in October 2020, the Company received $439,000 between January 1, 2021 and terminating on January 8, 2021 from accredited investors with a substantive pre-existing relationship with the Company. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D for this offering was filed with the Securities and Exchange Commission on December 7, 2020, and amended Form D filings for this offering were filed on January 5, 2021, January 14, 2021, and February 22, 2021.

As part of the Company’s convertible note financing in early 2018, the Company sold promissory notes totaling $1,163,354 to John I. Griffin and his wholly owned company JLAL Holdings Ltd. The notes have a 90-day maturity, bear interest at 8% per annum and were convertible into the Company’s common stock at a at a 10% discount to the price used for the sale of the Company’s common stock in the Company’s next private placement offering. These notes matured on June 30, 2019. On January 8, 2021, the Company issued 237,012 shares of common stock and warrants to purchase 237,012 shares of common stock in total to Mr. Griffin and JLAL Holdings Ltd., reflecting a conversion of $1,163,354 in principal and $258,714 in interest. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the SEC on May 23, 2018.

On February 19, 2021, the Company sold and issued an aggregate of 1,333,334 shares of common stock and 1,533,333 warrants, for approximate gross proceeds of $8.0 million pursuant to a Form S-1 registration statement, before deducting underwriting discounts and commissions and estimated offering expenses, and issued the representative of such underwriters a common stock purchase warrant exercisable for up to 15,333 shares of common stock. Two directors participated in the offering, purchasing a total of 11,666 Units at $6.00 per share.

On March 26, 2021, the Company received notice that the SBA has forgiven the PPP Loan in full. However, the Company may be subject to tax on the forgiveness under state law.

On April 7, 2021, the Company paid a total of $58,001 to Mr. Mathis in connection with his voluntarily deferred compensation between March 13, 2020 and August 21, 2020.

On April 8, 2021, GGI entered into a seven-year lease for retail space located at 112 N.E. 41st Street, Suite 106, in Miami, Florida to sell its Gaucho – Buenos Aires™ products.

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

Name	Age	Entity	Title	Year Appointed
Scott L. Mathis	58	GGH	Chairman, Class III Director, Chief Executive Officer, President	April 1999
		TAR	General Manager (1)	December 2007
		APII	General Manager (1)	March 2009
		AWE	General Manager (1)	July 2007
		GGI	Chairman, Chief Executive Officer, President	September 2016

Maria I. Echevarria	41	GGH	Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Compliance Officer	April 2015
		AEU	Chief Financial Officer	April 2015
		GGI	Chief Financial Officer, Treasurer and Secretary	January 2017

Sergio O. Manzur Odstrcil	51	TAR	Chief Financial Officer, Chief Operating Officer (2)	March 2011
		APII	Chief Financial Officer	March 2011
		AWE	Chief Financial Officer, Chief Operating Officer (2)	September 2010

Peter J.L. Lawrence	87	GGH	Class II Director	April 1999
		AEU	Director	November 2009
		GGI	Director	November 2018

Steven A. Moel	77	GGH	Class I Director	April 2019
		GGI	Director	November 2018

Reuben Cannon	74	GGH	Class I Director	July 2020

Marc Dumont	77	GGH	Class I Director	February 2021

Edie Rodriguez	59	GGH	Class I Director	February 2021

(1)	Translation of Argentine statutory corporate office.
(2)	Mr. Manzur Odstrcil was appointed Chief Operating Officer of TAR and AWE on April 11, 2015.

Executive Officers

Scott L. Mathis. Mr. Mathis is the founder of GGH and has served as Chief Executive Officer and Chairman of the Board of Directors since its inception in April 1999. Mr. Mathis is also the founder and, CEO and Chairman of the Board of Directors of GGI. Mr. Mathis has over five years’ experience serving as Chief Executive Officer and Chairman of the Board of Directors of Mercari Communications Group, Ltd., a public company. Mr. Mathis is also the founder, Chief Executive Officer, and Chairman of IPG, AGP and various other affiliated entities of GGH. Since July 2009, Mr. Mathis has served as the Chief Executive Officer and Chairman of Hollywood Burger Holdings, Inc., a company he founded which is developing Hollywood-themed American fast food restaurants in Argentina and the United States. Since June 2011, Mr. Mathis has also served as the Chairman and Chief Executive Officer of InvestBio, Inc., a former subsidiary of GGH that was spun off in 2010. Including his time with GGH and its subsidiaries, Mr. Mathis worked for over 25 years in the securities brokerage field. From 1995-2000, he worked for National Securities Corporation and The Boston Group, L.P. Before that, he was a partner at Oppenheimer and Company and a Senior Vice President and member of the Directors Council at Lehman Brothers. Mr. Mathis also worked with Alex Brown & Sons, Gruntal and Company, Inc. and Merrill Lynch. Mr. Mathis received a Bachelor of Science degree in Business Management from Mississippi State University. The determination was made that Mr. Mathis should serve on GGH’s Board of Directors due to his executive level experience working in the real estate development industry and in several consumer-focused businesses. He has also served on the board of directors of a number of non-public companies in the biotechnology industry.

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

Additional Key Personnel

Sergio O. Manzur Odstrcil. Mr. Odstrcil is Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”) of Algodon Mansion & Algodon Wine Estates. Mr. Manzur Odstrcil is an Argentina Certified Public Accountant whose professional experience includes administration and management positions with companies in Argentina, Brazil, Mexico and Chile. As CFO and COO for all of GGH’s Argentine subsidiaries, he is responsible for day-to-day management including financial planning and analysis, overseeing the implementation of financial strategies for the corporation, and for ensuring prudent corporate governance. Prior to joining GGH, Mr. Manzur Odstrcil was the Administration and Finance Director for Bodega Francois Lurton since May 2007, where he was responsible for the design and development of a financial debt strategy and negotiations with banks and strategic suppliers to obtain credits. He was also responsible for the organization of new funding to the company for $4 million and also served as a member of the company’s executive committee. From March 2002 to September 2006 he previously held the position of Country Controller for the Boston Scientific Corporation (BSC) in Chile, and prior to that he served as Controller for Southern Cone BSC in Buenos Aires and Mexico City. He also served as Senior Financial Analyst for BSC’s Latin American Headquarters in Buenos Aires, as well as in Sao Paulo, Brazil, and prior to that he served as BSC’s Accountant Analyst in Buenos Aires. Mr. Manzur Odstrcil began his career at Cerveceria y Malteria Quilmes in Argentina from 1997 to 1998. He obtained his MBA at INCAE in Costa Rica in 1996, and received his CPA from the Universidad Nacional de Tucumán, San Miguel de Tucumán, Argentina in 1994.

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

Steven A. Moel, M.D., J.D. Dr. Moel began serving as a director of GGH in April 2019 and has served as a director of GGI as of November 2018. Previously, Dr. Moel served as a Senior Business Advisor for GGH. Dr. Moel is a medical doctor and licensed attorney (currently inactive). Dr. Moel had a private legal practice as a business and transactional attorney and is a member of the California and American Bar Associations and has served as legal counsel to many corporations. The Board has determined that he would be a valuable member of the Board due to his extensive and broad experience and knowledge in business. In addition to serving as a member of the Company’s Board of Advisors, Dr. Moel is presently a member of the board of directors of Hollywood Burger Holdings, Inc., a related party to the Company (International Fast Food Restaurants).

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

Reuben Cannon. Mr. Cannon has been a stockholder of the Company for several years and is a producer and casting director who has helped shape and guide some of the most critically acclaimed film and television projects in Hollywood during the past 30 years. The Company believes Mr. Cannon is uniquely qualified to serve as a director of the Company because of running his successful long-term business in Hollywood and connections to promote the Company’s luxury brand goods.

Mr. Cannon worked at Universal Studios from 1970 to 1978, eventually becoming a casting director. He also was the head of television casting for Warner Brothers from 1977 to 1978. In 1978, Mr. Cannon started his own casting agency called Reuben Cannon & Associates. His agency has cast nearly one hundred television series and films. Projects include “The Color Purple” (11 Oscar nominations), “Columbo,” “Alfred Hitchcock Presents,” “The A Team,” the 1990s remake of “Perry Mason”, the Emmy-Award winning comedy series “The Bernie Mac Show,” “My Wife and Kids,” and “Boondocks.” Producing credits include “The Women of Brewster Place” and “Brewster Place” (in collaboration with Oprah Winfrey), “Down in the Delta” (directed by Dr. Maya Angelou), and “Get on the Bus” (with Spike Lee). In 2004, Mr. Cannon formed a production alliance with Tyler Perry Studios and is currently Executive Producer for Tyler Perry’s “House of Payne.” In addition to two Emmy nominations, he has received numerous awards including an Honorary Doctorate of Human Letters from Morehouse College, and the “Behind the Lens Award” for outstanding contributions in entertainment in the areas of film and television. He has been credited with launching the careers of many of today’s major film and television stars. He is also a producer in both film and television. Mr. Cannon attended Southeast City College.

Marc Dumont. Mr. Dumont became a director of the Company upon the listing of our common stock to Nasdaq on February 16, 2021. He is an Independent Investment Banker and International Financial Consultant. He is also Chairman and CEO of Château de Messey Wineries, Meursault, France. Mr. Dumont previously served as the President of PSA International SA (a PSA Peugeot Citroen Group company) from January 1981 to March 1995. He consults and advises international clients in Europe and Asia, as well as the United States. He is also the Chairman of Sanderling Ventures (a European affiliate of a U.S. venture capital firm) since 1993, managing five biotechnology funds. Mr. Dumont is also a Board member of Lightwave Systems Inc., Santa Barbara, California (since 1997) and Caret Industries, Oxnard, California (since 1995) and a Board member of SenesTech, Inc. since 2016. He has served on many other boards including Finterbank Zurich, Banque Internationale a Luxemborg, Xiphias International Investment Fund Limited (an alternative investment fund), and also Irvine Sensors Corporation where he was member/Chairman of their Audit, Nominating, and Corporate Governance, and Compensation Committees. Mr. Dumont holds a Degree in Electrical Engineering and Applied Economics from the University of Louvain, Belgium and an MBA from the University of Chicago. The Company believes Mr. Dumont is uniquely qualified to serve as a director of the Company because of his background in finance, the wine industry, and diverse experience as a board member for multiple companies.

Edie Rodriguez. Ms. Rodriguez became a director of the Company upon the listing of our common stock to Nasdaq on February 16, 2021. She is a globally respected thought leader on Luxury and Luxury Branding and frequent speaker on Fox News, Fox Business News, CNN, CNBC and Bloomberg TV in the U.S., U.K., and Hong Kong. She is a Member of the Board of Directors for the Saudi Tourism Authority (SAT) and is also the Chair of the SAT’s Nominating and Renumeration Committee. Ms. Rodriguez is also a Director for RAND Corporation’s Center for Global Risk and Security (CGRS). As an Advisory Board Member she provides governance and fiduciary guidance, advising from billion-dollar corporations’ perspectives. She received a significant honor in 2018 when she was hand selected by The Kingdom of Saudi Arabia to be a Founding Steering Committee Member and Executive Committee Member for The KSA Public Investment Fund (PIF) for a project that was integral for their strategic #SaudiVision2030 plan.

From October 2017 to April 2020, she was Americas Brand Chairwoman for the world’s leading Luxury Yacht Expedition Cruise Company, Ponant Cruises – a subsidiary of the multi-billion dollar luxury leader Groupe Artemis/Kering, where she provided strategy, direction and implementation road maps.

Previously, she led as CEO and President of Crystal Cruises Corporation, a multi-billion dollar global brand with ocean cruise ships, river vessels, yacht expedition vessels, private charter air traveling worldwide. She guided the company’s strategy, operations, finance, and customer focus. During her tenure with Crystal Cruises Corporation she was a member of the BoD of Cruise Line International Association (CLIA).

She is an Advisory Board Member for The Retail Summit, advising on the convergence of technology, digital disruption, hospitality, corporate social responsibility and global luxury experiences. She has completed Wharton Business School’s Executive Management Program, Boards that Lead, Stanford University’s Executive Management Program, Finance for C-Suite Executives, Harvard Business School Women’s Leadership Forum and holds a Bachelor of Science Degree from Nova Southeastern University. The Company believes Ms. Rodriguez is uniquely qualified to serve as a director of the Company because of her previous experience as Chairwomen of one of the top luxury cruise lines in the world, for her experience in the industries of international luxury travel and hospitality, and for her diverse experience member of the board of directors and board of advisors for multiple companies, as well as for her committee membership for The KSA Public Investment Fund (PIF), which is the sovereign wealth fund of Saudi Arabia and among the largest sovereign wealth funds in the world with total estimated assets of $382 billion.

Family Relationships

There are no family relationships among any of our executive officers and any current or proposed directors.

Term of Office

At the Company’s 2020 annual stockholder meeting on September 2, 2020, the stockholders elected Dr. Moel and Mr. Cannon as Class I directors (both terms expire at the Company’s 2023 annual meeting of stockholders). The following directors continue to serve the Company: Mr. Lawrence as a Class II director (his term expires at the Company’s 2021 annual meeting of stockholders) and Mr. Mathis as a Class III director (his term expires at the Company’s 2022 annual meeting of stockholders). All directors will hold office until his term has expired and until his successor is elected and qualified or until his earlier resignation or removal. Upon the Company’s uplisting of its common stock to Nasdaq on February 16, 2021, Mr. Dumont and Ms. Rodriguez became Class I directors (their terms expiring at the Company’s 2021 annual meeting of stockholders).

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

FINRA Enforcement Action (2004-2015): In May 2007, InvestPrivate (now known as DPEC Capital), Scott Mathis and two other InvestPrivate officers entered into a settlement of a disciplinary action filed in May 2004 by the NASD (now known as the Financial Industry Regulatory Authority, Inc. (“FINRA”)), the regulatory body that had primary jurisdiction over InvestPrivate. As part of the settlement, the NASD expressly withdrew numerous allegations and charges, and also resolved almost all of the remaining charges in the case. Mr. Mathis received a 30-day suspension from acting in a principal capacity for InvestPrivate, and InvestPrivate was suspended for 60 days from accepting new engagements to offer private placements. The settling parties paid fines totaling $215,000, and InvestPrivate was also required to engage an independent consultant to evaluate InvestPrivate’s practices and procedures relating to private placement offerings, and to make necessary changes in response to the consultant’s recommendations.

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

Review and Approval of Transactions with Related Parties

The Board of Directors adopted a policy to comply with Item 404 of Regulation S-K of the Exchange Act as well as the Nasdaq Rules requiring that disinterested directors approve transactions with related parties which are not market-based transactions.

Generally, the Board of Directors will approve transactions only to the extent the disinterested directors believe that they are in the best interests of GGH and on terms that are fair and reasonable (in the judgment of the disinterested directors) to GGH. Our policy is available on our Company website at https://ir.gauchoholdings.com/governance-docs.

Audit Committee

The Board of Directors established the Audit Committee on April 15, 2015 and revised the charter as of March 25, 2021. Effective upon the uplisting of our common stock to Nasdaq on February 16, 2021, our Audit Committee charter complies with Section 3(a)(58)(A) of the Exchange Act and Nasdaq Rule 5605. The Audit Committee was established to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The members of our Audit Committee are Messrs. Lawrence, Dumont, Cannon, Dr. Moel, and Ms. Rodriguez. The Board of Directors determined that Messrs. Lawrence, Dumont, Cannon, Dr. Moel, and Ms. Rodriguez are independent under SEC Rule 10A-3(b)(1) and Nasdaq Rule 5605(a)(2). The Board has determined that all current members of the Audit Committee are “financially literate” as interpreted by the Board in its business judgment. No members of the Audit Committee have been qualified as an audit committee financial expert, as defined in the applicable rules of the SEC because the Board believes that the Company’s status as a smaller reporting company does not require expertise beyond financial literacy.

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

No Nominating Committee

GGH has not established a nominating committee, however the Company adopted its nomination guidelines compliant under Nasdaq rules effective April 15, 2015 and most recently updated them on March 25, 2021. Pursuant to Nasdaq Rule 5605, nominations must be made by a majority of the independent directors. Our independent directors are currently Messrs. Lawrence, Dumont, Cannon, Dr. Moel and Ms. Rodriguez. Eligible stockholders may nominate a person to the Board of Directors based on the procedure set forth in the nomination guidelines. The nomination guidelines are available on our website at https://ir.gauchoholdings.com/governance-docs.

Compensation Committee

The Board of Directors established the Compensation Committee effective upon the uplisting of our common stock to Nasdaq and amended the same effective March 25, 2021. Such committee is in compliance with Nasdaq Rule 5605(d). The Compensation Committee consists of only independent directors in accordance with Nasdaq Rule 5605(a)(2) and all non-employee directors for purposes of Rule 16b-3 of the Exchange Act. The compensation of our CEO, Mr. Mathis, must be determined by the Compensation Committee and the CEO may not be present during voting or deliberations for his compensation.

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

Code of Business Conduct and Ethics and Whistleblower Policy

On March 24, 2015, our Board of Directors adopted a Code of Business Conduct and Whistleblower Policy effective April 15, 2015 and amended on March 25, 2021 (the “Code of Conduct”). Our Code of Conduct is applicable to all of the Company’s and its subsidiaries’ employees, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Compliance Office. The Code of Conduct contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code. A copy of our Code of Business Conduct and Whistleblower Policy of the Company is posted at our website at https://ir.gauchoholdings.com/governance-docs.

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

Stockholder Communications to the Board

Stockholders who are interested in communicating directly with members of the Board, or the Board as a group, may do so by writing directly to the individual Board member c/o Secretary, Gaucho Group Holdings, Inc., 1445 16th Street, Suite 403, Miami Beach, Florida 33139. The Company’s Secretary will forward communications directly to the appropriate Board member. If the correspondence is not addressed to the particular member, the communication will be forwarded to a Board member to bring to the attention of the Board. The Company’s Secretary will review all communications before forwarding them to the appropriate Board member.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for our named executive officers, the compensation earned in the years ended December 31, 2020 and 2019:

Summary Compensation Table for Executive Officers
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Scott L. Mathis(2)	2020	465,680	115,000	-	-	-	580,680
Chairman of the Board and Chief Executive Officer	2019	408,513	-	-	345,681	-	754,194

Maria I Echevarria(3)	2020	180,000	35,000	-	-	-	215,000
Chief Financial Officer and Chief Operating Officer	2019	163,876	31,000	-	30,561	-	225,437

1)	Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in the Company’s consolidated financial statements. Refer to the Outstanding Equity Awards at Fiscal Year End schedule regarding option details on an award-by-award basis. The above table does not include any options granted under the 2018 Gaucho Plan.

2)	On September 28, 2015, we entered into a new employment agreement with Scott Mathis, our CEO (the “Employment Agreement”). Among other things, the agreement provides for a three-year term of employment at an annual salary of $401,700 (subject to a 3% cost-of-living adjustment per year), bonus eligibility, paid vacation and specified business expense reimbursements. The agreement sets limits on the Mr. Mathis’ annual sales of GGH common stock. Mr. Mathis is subject to a covenant not to compete during the term of the agreement and following his termination for any reason, for a period of twelve months. Upon a change of control (as defined by the agreement), all of Mr. Mathis’ outstanding equity-based awards will vest in full and his employment term resets to two years from the date of the change of control. Following Mr. Mathis’s termination for any reason, Mr. Mathis is prohibited from soliciting Company clients or employees for one year and disclosing any confidential information of GGH for a period of two years. The agreement may be terminated by the Company for cause or by the CEO for good reason, in accordance with the terms of the agreement. On September 20, 2018, the Board of Directors extended the Employment Agreement on the same terms for a period of 120 days. On January 31, 2019, the Board of Directors of the Company extended Scott Mathis’ employment agreement to expire on April 30, 2019 and on April 29, 2019, Mr. Lawrence, the sole independent director present at the meeting of the Board of Directors extended his employment agreement to expire on June 30, 2019. On July 12, 2019, the Board of Directors extended Mr. Mathis’ employment agreement to expire on August 31, 2019 and on September 11, 2019, the Board extended the agreement to expire on October 31, 2019. On March 29, 2020, the Board of Directors further entered into an employment retention bonus agreement with Mr. Mathis, which offered him a retention bonus in recognition for his continued service with GGH for an additional three years. The retention bonus consists of the real estate lot on which Mr. Mathis has been constructing a home at Algodon Wine Estates, to vest in one-third increments over the next three years (the “Retention Period”), provided Mr. Mathis’s performance as an employee with the Company continues to be satisfactory, as deemed by the Board of Directors. On March 29, 2020, the independent members of the Board of Directors extended the agreement until December 31, 2020. On December 29, 2020, the independent members of the Board of Directors most recently extended the agreement until June 30, 2021. All other terms of the Employment Agreement remain the same.

3)	Maria Echevarria was appointed Chief Financial Officer, Chief Operating Officer, Secretary and Compliance Officer effective April 13, 2015.

Outstanding Equity Awards at Fiscal Year End

The following table provides information as to option awards on a post-split basis granted by the Company and held by each of the named executive officers of GGH as of December 31, 2020. There have been no stock awards made to Mr. Mathis or Ms. Echevarria as of December 31, 2020.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Scott L. Mathis	13,125	(1)	16,875	(1)	5.78	1/31/2024
	46,040	(2)	101,286	(2)	5.78	7/8/2024
	15,000	(3)	5,000	(3)	16.50	11/17/2022
	45,834	(4)	20,833	(4)	11.55	2/14/2023
	27,188	(5)	21,146	(5)	8.09	9/20/2023

Maria I. Echevarria	3,230	(6)	7,104	(6)	5.78	7/8/2024
	2,500	(7)	834	(7)	16.50	11/17/2022
	1,146	(8)	521	(8)	11.55	2/14/2023
	1,125	(9)	875	(9)	8.09	9/20/2023
	2,188	(10)	2,812	(10)	5.78	1/31/2024

The above table does not include any options granted under the 2018 Gaucho Plan.

(1)	On January 31, 2019, Mr. Mathis was granted an option to acquire 30,000 shares of the Company’s common stock, of which 7,500 shares underlying the option vest on January 31, 2020, and 1,875 shares vest every three months thereafter.
(2)	On July 8, 2019, Mr. Mathis was granted an option to acquire 147,326 shares of the Company’s common stock, of which 36,832 shares underlying the option vest on July 8, 2020, 9,208 shares vest on October 8, 2020, and 9,208 shares vest every three months thereafter.
(3)	On November 17, 2017, Mr. Mathis was granted an option to acquire 20,000 shares of the Company’s common stock, of which 5,000 shares underlying the option vest on December 17, 2018, and 1,250 shares vest every three months thereafter.
(4)	On February 14, 2018, Mr. Mathis was granted an option to acquire 66,667 shares of the Company’s common stock, of which 16,667 shares underlying the option vest on February 14, 2019, and 4,167 shares vest every three months thereafter.
(5)	On September 20, 2018, Mr. Mathis was granted an option to acquire 48,334 shares of the Company’s common stock, of which 12,084 shares underlying the option vest on September 20, 2019, and 3,021 shares vest every three months thereafter.
(6)	On July 8, 2019, Ms. Echevarria was granted an option to acquire 10,334 shares of the Company’s common stock, of which 2,584 shares underlying the option vest on July 8, 2020, 647 shares underlying the option vest on October 8, 2020, and 646 shares vest every three months thereafter.
(7)	On November 17, 2017, Ms. Echevarria was granted an option to acquire 3,334 shares of the Company’s common stock, of which 834 shares underlying the option vest on December 17, 2018, and 209 shares vest every three months thereafter.
(8)	On February 14, 2018, Ms. Echevarria was granted an option to acquire 1,667 shares of the Company’s common stock, of which 418 shares underlying the option vest on February 14, 2019, and 105 shares vest every three months thereafter.
(9)	On September 20, 2018, Ms. Echevarria was granted an option to acquire 2,000 shares of the Company’s common stock, of which 500 shares underlying the option vest on September 20, 2019, and 125 shares vest every three months thereafter.
(10)	On January 31, 2019, Ms. Echevarria was granted an option to acquire 5,000 shares of the Company’s common stock, of which 1,250 shares underlying the option vest on January 31, 2020, and 313 shares vest on April 30, 2020, and 313 shares vest every three months thereafter.

Director Compensation

The following table sets forth compensation received by our non-employee directors:

		Director Compensation
		Fees Earned or Paid in Cash	Bonus	Stock Awards	Option Awards(1)	Total
	Year	($)	($)	($)	($)	($)
Peter Lawrence (2)	2020	-	-	-	16,944	16,944
	2019	-	-	-	26,292	26,292
Steven A. Moel (3)	2020	-	-	-	16,944	16,944
	2019	-	-	-	8,543	8,543
Reuben Cannon (4)	2020	-	-	-	16,944	16,944
	2019	-	-	-	-	-

The above table does not include any options granted under the 2018 Gaucho Plan.

(1)	Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in the Company’s consolidated financial statements.
(2)	As of December 31, 2020, Mr. Lawrence held options to acquire 50,003 shares of the Company’s common stock, of which 27,918 were vested and exercisable.
(3)	As of December 31, 2020, Dr. Moel held options to acquire 16,002 shares of the Company’s common stock, of which 5,459 were vested and exercisable. Of that total, options to acquire 3,334 shares of the Company’s common stock were issued to Dr. Moel on November 17, 2017 as compensation for his services on the Board of Advisors.
(4)	As of December 31, 2020, Mr. Cannon held options to acquire 7,667 shares of the Company’s common stock, of which 563 were vested and exercisable. Of that total, options to acquire 6,667 shares of the Company’s common stock which were issued to Mr. Cannon on September 28, 2020 as compensation for his services on the Board of Directors.

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

On July 27, 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by the Company’s shareholders on September 28, 2018. The 2018 Plan provides for grants for the purchase of up to an aggregate of 100,000 including incentive and non-qualified stock options, restricted and unrestricted stock, loans and grants, and performance awards. The number of shares available under the 2018 Plan will automatically increase on January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. Further, any shares subject to an award issued under the 2018 Plan, the 2016 Plan or the 2008 Plan that are canceled, forfeited or expired shall be added to the total number of shares available under the 2018 Plan.

On July 8, 2019, the stockholders approved an increase in the number of shares available for awards under the 2018 Plan to 275,987, plus an increase every January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. Subsequently on July 8, 2019, the Board of Directors approved an increase in the number of shares available for awards under the 2018 Plan to 396,463 plus an increase every January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. As of December 31, 2020, there were 75,027 shares of common stock available for issuance in connection with awards under the 2018 Plan.

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

The committee may amend, alter, suspend, discontinue or terminate the 2018 Plan at any time; provided, however, that, without the approval of the stockholders of the Company, no such amendment, alteration, suspension, discontinuation or termination shall be made that, absent such approval: (i) violates the rules or regulations of FINRA or any other securities exchange that are applicable to the Company; (ii) causes the Company to be unable, under the Internal Revenue Code, to grant incentive stock options under the 2018 Plan; (iii) increases the number of shares authorized under the 2018 Plan other than the 2.5% increase per year; or (iv) permits the award of options or stock appreciation rights at a price less than 100% of the fair market value of a share on the date of grant of such award, as prohibited by the 2018 Plan or the repricing of options or stock appreciation rights, as prohibited by the 2018 Plan.

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

As of December 31, 2020, options to purchase 5,720,000 shares of GGI common stock remain outstanding under the 2018 Gaucho Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 9, 2021, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children. The above table does not include any options granted under the 2018 Gaucho Plan.

Security Ownership of Certain Beneficial Owners and Management

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock at Closing of Offering (1)
More than 5% Stockholders
John I. Griffin, 4221 Way Out West Dr, Suite 100 Houston, TX 77092	860,091	(2)	11.1%

Directors and Named Executive Officers
Scott L. Mathis, 1445 16th Street, Suite 403, Miami Beach, Florida	488,481	(3)	6.4%
Maria I. Echevarria, 14 Benmore Ter., Bayonne, NJ 07002	13,535	(4)	0.2%
Steven A. Moel, 7934 La Mirada Drive, Boca Raton, FL 33433	32,009	(5)	0.4%
Peter J.L. Lawrence, 5 Landsdowne Crescent, London WII 2NH, England	43,675	(6)	0.6%
Reuben Cannon, 280 S. Beverly Drive, #208, Beverly Hills, CA 90212	11,214	(7)	0.1%
Marc Dumont, 43 rue de la Prétaire, CH-1936, Verbier, Switzerland	54,075	(8)	0.7%
Edie Rodriguez, 1764 Victoria Pointe Circle, Weston, FL 33327	16,666	(9)	0.2%
All directors and executive officers as a group	659,655	(10)	8.6%

* Less than one percent

(1)	Based on 7,479,127 shares of common stock and 7,475,758 shares of common stock issued and outstanding as of April 9, 2021.
(2)	Consists of (a) 305,592 shares of common stock held by Mr. Griffin individually; (b) 264,570 shares of common stock held by JLAL Holdings Ltd., an entity wholly controlled by Mr. Griffin; (c) 174,248 warrants held by Mr. Griffin individually and 112,764 warrants held by JLAL Holdings Ltd.; and (d) 2,917 shares of our common stock issuable upon the exercise of stock options.
(3)	Consists of (a) 37,225 shares of our common stock owned by Mr. Mathis directly; (b) 251,829 shares owned by The WOW Group, LLC, of which Mr. Mathis is a controlling member; (c) 17,470 shares owned by Mr. Mathis’s 401(k) account; and (c) the right to acquire 181,957 shares of common stock subject to the exercise of options.
(4)	Consists of (a) 886 shares owned by Mrs. Echevarria’s 401(k) account and (b) 12,649 shares of our common stock issuable upon the exercise of stock options.
(5)	Consists of (a) 10,100 shares owned by Dr. Moel directly; (b) 11,770 shares held by Dr. Moel’s Roth IRA; (c) 1,780 shares held by Andrew Moel, his son; (d) 1,900 shares held by Erin Moel, his daughter; and (e) 6,459 shares issuable upon the exercise of stock options.
(6)	Consists of (a) 12,332 shares of our common stock owned by Mr. Lawrence directly; (b) 716 shares owned by Mr. Lawrence and his spouse as trustees for the Peter Lawrence 1992 Settlement Trust; and (c) 30,627 shares of our common stock issuable upon the exercise of stock options.
(7)	Consists of (a) 3,333 shares held by Mr. Cannon individually; (b) 1,961 shares owned by Reuben Cannon Productions; (c) 626 shares issuable upon the exercise of stock options; (d) 3,333 shares issuable upon the exercise of warrants held by Mr. Cannon individually; and (e) 1,961 shares issuable upon the exercise of warrants held by Reuben Cannon Productions.
(8)	Consists of (a) 30,000 shares owned by Mr. Dumont, his wife Vinciane Dumont, and his daughter Catherine Dumont, JTWROS; (b) 19,283 shares held by Mr. & Mrs. Dumont and Patrick Dumont, JTWROS; and (c) 4,792 shares issuable upon the exercise of stock options.
(9)	Consists of (a) 8,333 shares owned directly; and (b) warrants to purchase 8,333 shares of common stock directly.
(10)	Consists of 408,911 shares of our common stock, 236,479 shares of our common stock issuable upon the exercise of stock options, and 13,627 shares of our common stock issuable upon the exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a description of transactions during the last two fiscal years in which the transaction involved an amount that exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year end and in which any of the Company’s directors, executive officers or holders of more than 5% of GGH common stock and Series B Preferred Stock on an as-converted basis had or will have a direct or indirect material interest, other than compensation which is described under “Executive Compensation.”

●	Accounts receivable – related parties. On April 1, 2010, the Company entered into an expense sharing agreement (“ESA”) with a related, but independent, entity under common management, Hollywood Burger Holdings, Inc. (“HBH”), to share expenses with GGH such as office space, support staff and other operating expenses. HBH is a private company founded by Scott Mathis which is developing Hollywood-themed fast food restaurants in the United States. Mr. Mathis is Chairman and Chief Executive Officer of HBH, and Maria Echevarria is Chief Financial Officer. The ESA was amended on April 1, 2011 and last amended on December 27, 2019 to reflect the current use of personnel, office space, professional services and additional general office expenses. Under this agreement, HBH owed $246,125 and $0 as of December 31, 2020 and 2019, respectively.

On or about December 27, 2019, the Board of Directors of both HBH and GGH approved an amendment to the ESA such that HBH would prepay expenses under the ESA to cover GGH’s financing needs. GGH has agreed to reduce HBH’s expense obligations under the ESA by 15% until such time that its prepayment has been reduced to zero. Upon successful completion of a public offering under certain terms, GGH will refund a majority of the amount HBH has prepaid under the ESA and the full amount to the extent it has available funds. During 2019, the Related Party prepaid $566,132 of its future obligations under the Related Party ESA and prepaid an additional $574.000 during 2020. The Company applied the contra-expense of $466,582 to its obligations under the Related Party ESA and repaid $673,550 of the amounts owed to the Related Party during the year ended December 31, 2020.

●	Shares held by affiliates in subsidiaries. Mr. Mathis, who is also the Chairman, CEO & President of the Gaucho Group, Inc., holds 18,736 shares of common stock of GGI, reflecting a conversion of $7,300 in principal and $194 in interest from his GGI Note. Reuben Cannon, as a director of the Company, holds 25,670 shares of common stock of GGI, reflecting a conversion of $10,000 in principal and $268 in interest from his GGI Note. Marc Dumont, as a director of the Company upon our intended Nasdaq uplisting, holds 511,156 shares of common stock of GGI with his son, reflecting a conversion of $200,000 in principal and $4,462 in interest from their GGI Notes.

●	Ownership in affiliates. Mr. Mathis is a managing member and holds a controlling interest in The WOW Group, LLC. Non-managing members include certain former DPEC Capital employees and certain GGH stockholders. The WOW Group’s only asset is its interest in GGH as of December 31, 2020 and December 31, 2019.

●	Accounts payable – related parties. As part of the Company’s convertible note financing in early 2018, the Company sold promissory notes totaling $1,163,354 to John I. Griffin and his wholly owned company JLAL Holdings Ltd. Mr. Griffin is an advisor to the Company. The notes have a 90-day maturity, bear interest at 8% per annum and were convertible into the Company’s common stock at a at a 10% discount to the price used for the sale of the Company’s common stock in the Company’s next private placement offering. These notes matured on June 30, 2019. On January 8, 2021, the Company issued 237,012 shares of common stock and warrants to purchase 237,012 shares of common stock in total to Mr. Griffin and JLAL Holdings Ltd., reflecting a conversion of $1,163,354 in principal and $ 258,714 in interest.

Director Independence

Our Board of Directors has undertaken a review of its composition and the independence of each director. Based on the review of each director’s background, employment and affiliations, including family relationships, the Board of Directors has determined that five of our six directors (Peter J.L. Lawrence, Steven A. Moel, Reuben Cannon, Marc Dumont, and Edie Rodriguez) are “independent” under the rules and regulations of the SEC and Section 5062(a)(2) of the Nasdaq Rules. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of the Company’s capital stock. Mr. Mathis was not deemed independent as a result of his service as our Chief Executive Officer, and his significant stock ownership.

All related party transactions must be approved by the independent directors of the Board. A transaction is deemed to be a related party transaction if one or more of the directors, officers or holders of more than 5% of GGH common stock and Series B Preferred Stock on an as-converted basis is involved and the transaction exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end. A related party transaction will only be approved if the independent directors determine that the terms are fair and beneficial to the Company. This policy is not written but the Board has repeatedly practiced this approval process.

Indemnification Agreements

Our Certificate of Incorporation requires us to indemnify our directors to the fullest extent permitted by Delaware law.

Information related to the independence of our directors is provided under the section titled “Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Marcum, LLP, our independent registered public accounting firm, for the years ended December 31, 2020 and 2019:

	2020	2019

Audit fees (1)	$317,918	$294,281
Audit-related fees(2)	-	62,004
Tax fees	-	55,255
	$317,918	$411,540

(1)	Represents fees for services performed in connection with our public offering, the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2020 and 2019, and the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q during 2020 and 2019.
(2)	Represents primarily travel costs associated with the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2020 and 2019.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10-K.

Exhibit	Description
1.1	Underwriting Agreement, dated February 16, 2021 (10)
1.2	Warrant Agreement, including the form of Warrant, made as of February 19, 2021, between the Company and Continental. (11)
3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State effective February 16, 2021(10)
3.2	Amended and Restated Bylaws (1)
3.3	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 (5)
4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013(1)
4.2	Amendment No. 1 to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated February 28, 2017 (2)
4.3	Certificate of Designation of Series B Convertible Preferred Stock, dated February 28, 2017 (2)
4.4	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on December 3, 2019 and filed with the Delaware Secretary of State.(6)
4.5	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on January 30, 2020 and filed with the Delaware Secretary of State. (7)
4.6	2016 Stock Option Plan. (3)
4.7	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016. 3
4.8	2018 Equity Incentive Plan. (4)
4.9	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 (5)
4.1	Amendment to the Company’s 2018 Equity Incentive Plan effective July 8, 2019 as approved by the Board of Directors (8)
4.2	Underwriters’ Warrant (10)
4.3	Form of Unit Warrant (9)
4.4	Description of Capital Stock of the Company*
10.2	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 (13)
10.3	Commercial Lease Agreement between Gaucho Group, Inc. and Design District Development Partners, LLC, dated April 8, 2021*
14.1	Amended Code of Business Conduct and Ethics and Whistleblower Policy *
14.2	Audit Committee Charter*
14.3	Compensation Committee Charter*

21.1	Subsidiaries of Gaucho Group Holdings, Inc.*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Algodon Wine Estates Property Map*
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2017.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2017.
4.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2019.
7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2020.
8.	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on August 30, 2019.
9.	Incorporated by reference to the Company’s Amended Registration Statement on Form S-1 filed on January 27, 2020.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2021.
11.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2021.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2020.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020.
*	Filed herewith.
**	Furnished, not filed herewith.

ITEM 16. FORM 10-K SUMMARY

This Item is optional and the registrant is not required to furnish this information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAUCHO GROUP HOLDINGS, INC.

Dated: April 12, 2021	By:	/s/ Scott L. Mathis
Scott L. Mathis
Principal Executive Officer

Dated: April 12, 2021	By:	/s/ Maria I. Echevarria
Maria I. Echevarria
Principal Financial and Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 12, 2021	By:	/s/ Scott L. Mathis
Scott L. Mathis Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: April 12, 2021	By:	/s/ Maria I. Echevarria
Maria I. Echevarria
Chief Financial Officer (principal financial and accounting officer)

Dated: April 12, 2021	By:	/s/ Peter J.L. Lawrence
Peter J.L. Lawrence
Director

Dated: April 12, 2021	By:	/s/ Steven A. Moel
Steven A. Moel
Director

Dated: April 12, 2021	By:	/s/ Reuben Cannon
Reuben Cannon
Director

Dated: April 12, 2021	By:	/s/ Edie Rodriguez
Edie Rodriguez
Director

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Gaucho Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gaucho Group Holdings, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in temporary equity and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2013.

New York, NY

April 12, 2021

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

Assets
Current Assets
Cash	$134,536	$40,378
Accounts receivable, net of allowance of $180,941 and $126,216 at December 31, 2020 and 2019, respectively	255,720	335,622
Accounts receivable - related parties, net of allowance of $332,130 and $514,087 at December 31, 2020 and 2019, respectively	252,852	39,837
Advances to employees	282,508	281,783
Inventory	1,172,775	1,163,260
Real estate lots held for sale	139,492	139,492
Operating lease right-of-use asset	-	148,581
Investment	53,066	74,485
Deposits, current	35,854	-
Prepaid expenses and other current assets	196,539	205,309
Total Current Assets	2,523,342	2,428,747
Long Term Assets
Property and equipment, net	2,860,222	2,914,715
Prepaid foreign taxes, net	519,499	474,130
Investment - related parties	457	3,470
Deferred offering costs	67,016	-
Deposits, non-current	-	99,298
Total Assets	$5,970,536	$5,920,360

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2020	2019

Liabilities, Temporary Equity and Stockholders’ Deficiency
Current Liabilities
Accounts payable	$891,168	$823,762
Accrued expenses, current portion	1,401,402	1,122,345
Deferred revenue	933,941	899,920
Operating lease liabilities	-	157,826
Loans payable, current portion, net of debt discount of $0 and $13,345 at December 31, 2020 and 2019, respectively	437,731	781,719
Loans payable - related parties	-	566,132
Debt obligations	1,270,354	1,270,354
Investor deposits	29,950	29,950
Other current liabilities	131,895	85,945
Total Current Liabilities	5,096,441	5,737,953
Long Term Liabilities
Accrued expenses, non-current portion	169,678	86,398
Loans payable, non-current portion, net of debt discount of $0 and $3,417 at December 31, 2020 and 2019, respectively	310,591	96,583
Total Liabilities	5,576,710	5,920,934
Commitments and Contingencies (Note 17)
Series B convertible redeemable preferred stock, par value $0.01 per share; 902,670 shares authorized; 901,070 and 902,670 issued and outstanding at December 31, 2020 and 2019, respectively. Liquidation preference of $9,543,260 at December 31, 2020.	9,010,824	9,026,824
Stockholders’ Deficiency
Preferred stock, 11,000,000 shares authorized:
Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; no shares are available for issuance.	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 5,234,406 and 4,021,470 shares issued and 5,231,037 and 4,018,101 shares outstanding as of December 31, 2020 and 2019, respectively.	52,344	40,215
Additional paid-in capital	96,951,440	91,238,518
Accumulated other comprehensive loss	(11,932,801)	(12,399,833)
Accumulated deficit	(93,534,828)	(87,886,307)
Treasury stock, at cost, 3,369 shares at December 31, 2020 and 2019	(46,355)	(46,355)
Total Gaucho Group Holdings, Inc. Stockholders’ Deficiency	(8,510,200)	(9,053,762)
Non-controlling interest	(106,798)	26,364
Total Stockholders’ Deficiency	(8,616,998)	(9,027,398)
Total Liabilities, Temporary Equity and Stockholders’ Deficiency	$5,970,536	$5,920,360

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2020	2019

Sales	$635,789	$1,284,437
Cost of sales	(726,686)	(1,040,339)
Gross loss	(90,897)	244,098
Operating Expenses (Income)
Selling and marketing	320,768	482,677
General and administrative	4,814,312	6,428,625
Depreciation and amortization	170,189	196,438
Gain from insurance settlement	(30,240)	(165,508)
Total operating expenses	5,275,029	6,942,232
Loss from Operations	(5,365,926)	(6,698,134)

Other Expense (Income)
Interest expense, net	245,174	360,413
Loss on extinguishment of debt	355,602	-
Gain on debt restructuring	(130,421)	-
Gain on settlement of payables	(2,100)	-
Gains from foreign currency translation	(52,498)	(101,732)
Total other expense	415,757	258,681
Net Loss	(5,781,683)	(6,956,815)
Net loss attributable to non-controlling interest	133,162	293,007
Series B preferred stock dividends	(721,752)	(721,057)
Net Loss Attributable to Common Stockholders	$(6,370,273)	$(7,384,865)

Net Loss per Common Share	$(1.47)	$(2.03)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	4,310,440	3,643,342

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2020	2019

Net loss	$(5,781,683)	$(6,956,815)
Other comprehensive income:
Foreign currency translation adjustments	467,032	710,386
Comprehensive loss	(5,314,651)	(6,246,429)
Comprehensive loss attributable to non-controlling interests	133,162	293,007
Comprehensive loss attributable to controlling interests	$(5,181,489)	$(5,953,422)

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND
STOCKHOLDERS’ DEFICIENCY

	Series B Convertible							Accumulated		Gaucho Group
	Redeemable						Additional	Other		Holdings	Non	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Deficiency
Balance - January 1, 2019	902,670	$9,026,824	3,115,902	$31,159	3,369	$(46,355)	$84,250,667	(13,110,219)	(81,222,499)	(10,097,247)	-	(10,097,247)
Stock-based compensation:
Common stock issued in satisfaction of 401(k) profit sharing liability	-	-	12,079	121	-	-	63,293	-	-	63,414	-	63,414
Options and warrants	-	-	-	-	-	-	432,187	-	-	432,187	-	432,187
Common stock issued for cash	-	-	878,257	8,783	-	-	4,601,917	-	-	4,610,700	-	4,610,700
Common stock issued upon conversion of convertible debt and interest	-	-	5,573	56	-	-	52,604	-	-	52,660	-	52,660
Debt converted to common stock of GGI	-	-	-	-	-	-	1,787,237	-	-	1,787,237	319,371	2,106,608
Common stock issued in satisfaction of debt obligations	-	-	9,659	96	-	-	50,613	-	-	50,709	-	50,709
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(6,663,808)	(6,663,808)	(293,007)	(6,956,815)
Other comprehensive income	-	-	-	-	-	-	-	710,386	-	710,386	-	710,386
Balance - December 31, 2019	902,670	9,026,824	4,021,470	40,215	3,369	(46,355)	91,238,518	(12,399,833)	(87,886,307)	(9,053,762)	26,364	(9,027,398)
Stock-based compensation:
Common stock issued in satisfaction of 401(k) profit sharing liability	-	-	9,509	95	-	-	52,637	-	-	52,732	-	52,732
Options and warrants	-	-	-	-	-	-	361,253	-	-	361,253	-	361,253
Common stock issued for services	-	-	76,027	760	-	-	107,506	-	-	108,266	-	108,266
Common stock and warrants issued for cash	-	-	301,441	3,014	-	-	1,568,787	-	-	1,571,801	-	1,571,801
Common stock and warrants issued upon conversion of convertible debt and interest	-	-	642,259	6,423	-	-	3,624,576	-	-	3,630,999	-	3,630,999
Dividends declared on Series B convertible redeemable preferred stock	-	-	-	-	-	-	(1,534,086)	-	-	(1,534,086)	-	(1,534,086)
Common stock issued in satisfaction of dividends payable	-	-	183,700	1,837	-	-	1,532,249	-	-	1,534,086	-	1,534,086
Repurchase of preferred stock	(1,600)	(16,000)	-	-	-	-	-	-	-	-	-	-
Comprehensive loss:										-		-
Net loss	-	-	-	-	-	-	-	-	(5,648,521)	(5,648,521)	(133,162)	(5,781,683)
Other comprehensive income	-	-	-	-	-	-	-	467,032	-	467,032	-	467,032
Balance - December 31, 2020	901,070	$9,010,824	5,234,406	$52,344	3,369	$(46,355)	$96,951,440	$(11,932,801)	$(93,534,828)	$(8,510,200)	$(106,798)	$(8,616,998)

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2020	2019

Cash Flows from Operating Activities
Net loss	$(5,781,683)	$(6,956,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	31,778	55,196
Options and warrants	361,253	432,187
Common stock	31,350	-
Gain on foreign currency translation	(52,498)	(101,732)
Unrealized investment losses	3,013	4,370
Depreciation and amortization	170,189	196,438
Loss on disposal of asset	-	401
Amortization of right-of-use asset	92,862	212,441
Amortization of debt discount	9,335	21,336
Provision for uncollectible assets	70,535	126,157
Loss on derecognition of right-of-use asset and lease liabilities	39,367	-
Gain on debt restructuring	(130,421)	-
Gain on settlement of payables	(2,100)	-
Loss on extinguishment of debt	355,602	-
Write-down of inventory	-	193,564
Decrease (increase) in assets:
Accounts receivable	(798,446)	(181,247)
Inventory	(9,515)	(322,929)
Deposits	20,611	(38,014)
Prepaid expenses and other current assets	(40,018)	(116,563)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	703,698	615,792
Operating lease liabilities	(98,641)	(203,196)
Deferred revenue	34,021	(3,841)
Other liabilities	45,950	(13,956)
Total Adjustments	837,925	876,404
Net Cash Used in Operating Activities	(4,943,758)	(6,080,411)
Cash Flows from Investing Activities
Purchase of property and equipment	(115,454)	(139,271)
Purchase of investment	-	(74,485)
Net Cash Used in Investing Activities	(115,454)	(213,756)
Cash Flows from Financing Activities
Proceeds from loans payable	27,641	-
Proceeds from loans payable - related parties	574,000	566,132
Repayments of loans payable	(355,583)	(197,034)
Repayments of loans payable - related parties	(673,550)	-
Proceeds from convertible debt obligations	3,221,919	786,000
Repayments of debt obligations	-	(95,500)
Proceeds from common stock offering	1,571,801	4,610,700
Proceeds from PPP Loan	242,487	-
Proceeds from SBA Economic Injury Disaster Loan	94,000	-
Proceeds from investor deposits	-	29,950
Repurchase of preferred stock	(16,000)	-
Net Cash Provided by Financing Activities	4,686,715	5,700,248
Effect of Exchange Rate Changes on Cash	466,655	575,809
Net Increase (Decrease) in Cash	94,158	(18,110)
Cash - Beginning of Year	40,378	58,488
Cash - End of Year	$134,536	$40,378

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended
	December 31,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Interest paid	$252,772	$333,091
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Accrued stock-based compensation converted to equity	$52,732	$63,414
Debt and interest payable converted to equity	$3,630,999	$52,660
Notes payable exchanged for common stock of GGI	$-	$2,106,608
Common stock issued in satisfaction of debt obligations	$-	$50,709
Common stock issued in satisfaction of payable	$9,900	$-
Common stock issued as deferred offering costs	$67,016	$-
Dividends declared on Series B Convertible Redeemable Preferred Stock	$1,534,086	$-
Common stock issued to satisfy dividends payable	$1,534,086	$-

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS AND RISKS AND UNCERTAINTIES

Organization and Operations

Through its subsidiaries, Gaucho Group Holdings, Inc. (“Company”, “GGH”), a Delaware corporation that was incorporated on April 5, 1999, currently invests in, develops, and operates a collection of luxury assets, including real estate development, fine wines, and a boutique hotel in Argentina, as well as an e-commerce platform for the sale of high-end fashion and accessories.

As wholly owned subsidiaries of GGH, InvestProperty Group, LLC (“IPG”) and Algodon Global Properties, LLC (“AGP”) operate as holding companies that invest in, develop and operate global real estate and other lifestyle businesses such as wine production and distribution, golf, tennis, and restaurants. GGH operates its properties through its ALGODON® brand. IPG and AGP have invested in two ALGODON® brand projects located in Argentina. The first project is Algodon Mansion, a Buenos Aires-based luxury boutique hotel property that opened in 2010 and is owned by the Company’s subsidiary, The Algodon – Recoleta, SRL (“TAR”). The second project is the redevelopment, expansion and repositioning of a Mendoza-based winery and golf resort property now called Algodon Wine Estates (“AWE”), the integration of adjoining wine producing properties, and the subdivision of a portion of this property for residential development. GGH also holds a 79% ownership interest in its subsidiary Gaucho Group, Inc. (“GGI”) which began operations in 2019 for the distribution and sale of high-end luxury fashion and accessories through an e-commerce platform. On March 20, 2020, the Company formed a wholly-owned subsidiary, Bacchus Collection, Inc., which is still in the concept stage for the production of elegant wine and bar essentials.

Risks and Uncertainties

In December 2019, the 2019 novel coronavirus (“COVID-19”) surfaced in Wuhan, China. The World Health Organization declared the outbreak as a global pandemic in March 2020. Recently, we temporarily closed our corporate office, as well as our hotel, restaurant, winery operations, and golf and tennis operations. Further, the outsourced factories which Gaucho ordered products have closed, borders for importing product have been impacted and the Gaucho fulfillment center is also closed. In response, we have reduced costs by negotiating out of our New York lease, renegotiating with our vendors, and implementing salary reductions. We have also created an e-commerce platform for our wine sales in response to the pandemic. On October 19, 2020, we re-opened our winery and golf and tennis facilities with COVID-19 measures implemented. Most recently, we reopened the Algodon Mansion as of November 11, 2020 with COVID-19 measures implemented. Additionally, the construction on homes were temporarily halted from March to September but has resumed. The Company is continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on the Company’s operations, financial position and cash flows, as well as the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s future operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined.

Reverse Stock Split

A 15:1 reverse stock split of the Company’s common stock was effected on February 16, 2021 (the “Reverse Stock Split”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of Gaucho Group Holdings, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Non-Controlling Interest

As a result of the conversion of certain convertible debt into shares of GGI common stock, GGI investors obtained a 21% ownership interest in GGI, which is recorded as a non-controlling interest. The profits and losses of GGI are allocated between the controlling interest and the non-controlling interest in the same proportions as their membership interest. (See Note 10 – Debt Obligations)

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

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

Liquidity

As of December 31, 2020, the Company had cash, working capital deficit and an accumulated deficit of $134,536, $2,574,361 and $93,534,828, respectively. During the year ended December 31, 2020 and 2019, the Company incurred a net loss of $5,781,683 and $6,956,815, respectively, and used cash in operating activities of $4,943,758 and $6,080,411, respectively.

On February 19, 2021, the Company closed on an underwritten public offering of 1,333,334 Units at $6.00 per unit for approximate gross proceeds of $8 million, before deducting underwriting discounts and commissions and estimated offering expenses. See Note 18 – Subsequent Events.

The Company expects that its cash on hand, as well as the forecasted cash generated from operating activities which includes projected increases in revenues, will fund its operations for a least 12 months after the issuance date of these financial statements.

Since inception, the Company’s operations have primarily been funded through proceeds received in equity and debt financings. The Company believes it has access to capital resources and continues to evaluate additional financing opportunities. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations.

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings.

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

For operations in highly inflationary economies, monetary asset and liabilities are translated at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are translated at historical exchange rates. Under highly inflationary accounting, the Company’s Argentina subsidiaries’ functional currency became the United States dollar. Nonmonetary assets and liabilities existing on July 1, 2018 (the date that the Company adopted highly inflation accounting) were translated using the “Argentina Peso (“ARS”)” to United States Dollar exchange rate in effect on June 30, 2018, which was 28.880. Since the adoption of highly inflationary accounting, activity in nonmonetary assets and liabilities is translated using historical exchange rates, monetary assets and liabilities are translated using the exchange rate at the balance sheet date, and income and expense accounts are translated at the weighted average exchange rate in effect during the period. Translation adjustments are reflected in income (loss) on foreign currency translation on the accompanying statements of operations. During the years ended December 31, 2020 and 2019, the Company recorded gains on foreign currency translations of $52,498 and $101,732, respectively, as a result of the net monetary liability position of its Argentine subsidiaries.

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

Accounts Receivable

Accounts receivable primarily represent receivables from hotel guests who occupy rooms and wine sales to commercial customers. The Company provides an allowance for doubtful accounts when it determines that it is more likely than not a specific account will not be collected. Bad debt expense for the years ended December 31, 2020 and 2019 was $70,535 and $126,157, respectively. Write-offs of accounts receivable for the years ended December 31, 2020 and 2019 were $151,082 and $516, respectively.

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

In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. The Company carries inventory at the lower of cost or net realizable value in accordance with Accounting Standards Codification (“ASC”) 330 “Inventory” and reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. The Company records an allowance for excess, slow moving, and obsolete inventory, calculated as the difference between the cost of inventory and net realizable value. Inventory allowances are charged to cost of sales and establish a lower cost basis for the inventory. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. During the years ended December 31, 2020 and 2019, the Company recorded $0 and $193,564 of write-down related to obsolete and excess inventory.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Real Estate Lots Held for Sale

As the development of a real estate lot is completed and the lot becomes available for immediate sale in its present condition, the lot is marketed for sale and is included in real estate lots held for sale on the Company’s balance sheet. Real estate lots held for sale are reported at the lower of carrying value or fair value less cost to sell. If the carrying value of a real estate lot held for sale exceeds its fair value less estimated selling costs, an impairment charge is recorded. The Company did not record any impairment charge in connection with real estate lots held for sale during the years ended December 31, 2020 or 2019.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $54,681 and $29,027 at December 31, 2020 and 2019, respectively, which represents cash held in Argentine bank accounts.

Foreign Operations

The following summarizes key financial metrics associated with the Company’s continuing operations (these financial metrics are immaterial for the Company’s operations in the United Kingdom):

	For the Years Ended
	December 31,
	2020	2019
Assets - Argentina	$5,064,401	$5,020,787
Assets - U.S.	906,135	899,573
Total Assets	$5,970,536	$5,920,360

Liabilities - Argentina	$1,979,719	$2,373,203
Liabilities - U.S.	3,596,991	3,547,731
Total Liabilities	$5,576,710	$5,920,934

	For the Years Ended
	December 31,
	2020	2019
Sales - Argentina	$632,628	$1,272,772
Sales - U.S.	3,161	11,665
Total Revenues	$635,789	$1,284,437

Net loss - Argentina	$(1,040,681)	$(1,559,766)
Net loss - U.S.	(4,741,002)	(5,397,049)
Total Net Loss	$(5,781,683)	$(6,956,815)

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, the Company performs an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. There were no impairments of long-lived assets for the years ended December 31, 2020 and 2019, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 provides a single comprehensive model to use in accounting for revenue arising from contracts with customers, and gains and losses arising from transfers of non-financial assets including sales of property and equipment, real estate, and intangible assets.

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

The following table summarizes the revenue recognized in the Company’s consolidated statements of operations:

	For the Years Ended
	December 31,
	2020	2019

Hotel rooms and events	$258,607	$740,284
Restaurants	127,335	169,600
Winemaking	101,630	180,692
Golf, tennis and other	140,545	182,196
Clothes and accessories	7,672	11,665
Total revenues	$635,789	$1,284,437

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

As of December 31, 2020 and 2019, the Company had deferred revenue of $849,828 and $838,471, respectively, associated with real estate lot sale deposits and had $84,113 and $61,449, respectively, of deferred revenue related to hotel deposits. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Years Ended
	December 31,
	2020	2019

Options	626,579	636,750
Warrants	969,827	37,790
Series B convertible preferred stock	600,713	601,780
Total potentially dilutive shares	2,197,119	1,276,320

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted ASC 842, “Leases” (“ASC 842”) effective January 1, 2019 and elected to apply the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. ASC 842 requires the Company to make significant judgments and estimates. As a result, the Company implemented changes to its internal controls related to lease evaluation. These changes include updated accounting policies affected by ASC 842 as well as redesigned internal controls over financial reporting related to ASC 842 implementation. Additionally, the Company has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements. The standard had an impact on the Company’s consolidated balance sheets but did not have an impact on the Company’s consolidated statements of operations or consolidated statements of cash flows upon adoption. The most significant impact was the recognition of ROU assets and lease liabilities of $361,020 for operating leases, while the Company’s accounting for finance leases remained substantially unchanged. The adoption of ASC 842 did not have a material impact on the Company’s results of operations or cash flows in the current year and prior year comparative periods and as a result, a cumulative-effect adjustment was not required.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2020 and 2019 was $306,710 and $319,919, respectively.

New Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company adopted ASU 2018-13, effective January 1, 2020, which did not have a material effect on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2019-12, effective January 1, 2021, which did not have a material effect on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The update also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update can be adopted on either a fully retrospective or a modified retrospective basis. The Company adopted ASU 2020-06, effective January 1, 2021, which did not have a material effect on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company will adopt ASU 2020-10 as of the reporting period beginning January 1, 2021. The adoption of this update is not expected to have a material effect on the Company’s consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVENTORY

Inventory at December 31, 2020 and 2019 was comprised of the following:

	December 31,
	2020	2019

Vineyard in process	$286,491	$304,067
Wine in process	576,801	539,380
Finished wine	39,549	23,467
Clothes and accessories	215,951	224,965
Other	53,983	71,381
Total	$1,172,775	$1,163,260

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2020	2019
Buildings and improvements	$1,915,965	$2,026,657
Real estate development	748,764	669,167
Land	660,315	522,225
Furniture and fixtures	349,729	347,819
Vineyards	204,636	199,816
Machinery and equipment	490,169	487,618
Leasehold improvements	-	164,375
Computer hardware and software	230,648	231,228
	4,600,226	4,648,905
Less: Accumulated depreciation and amortization	(1,740,004)	(1,734,190)
Property and equipment, net	$2,860,222	$2,914,715

During the year ended December 31, 2020, upon terminating its New York City lease, the Company wrote-off approximately $164,000 of fully amortized leasehold improvements.

Depreciation and amortization of property and equipment was $170,189 and $196,438 for the years ended December 31, 2020 and 2019, respectively. Most of the Company’s property and equipment is located in Argentina and gross asset costs and accumulated depreciation reported in US dollars are impacted by the devaluation of the Argentine peso relative to the U.S. dollar.

5. PREPAID FOREIGN TAXES

Prepaid foreign taxes, net, of $519,499 and $474,130 at December 31, 2020 and 2019, respectively, consists primarily of prepaid VAT credits. VAT credits are recovered through VAT collections on subsequent sales of products by the Company. Prepaid VAT tax credits do not expire. Prepaid foreign taxes also include Argentine minimum presumed income tax (“MPIT”) credits, which are deemed unrealizable and are fully reserved. MPIT credits expire after ten years.

In assessing the realization of the prepaid foreign taxes, management considers whether it is more likely than not that some portion or all of the prepaid foreign taxes will not be realized. Management considers the historical and projected revenues, expenses and capital expenditures in making this assessment. Based on this assessment, management has recorded a valuation allowance related to MPIT credits of $193,798 and $231,441 as of December 31, 2020 and 2019, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments at Fair Value:

As of December 31, 2020	Level 1	Level 2	Level 3	Total

Warrants - Affiliates	$-	$-	$457	$457
Government Bond	53,066	-	-	53,066

As of December 31, 2019	Level 1	Level 2	Level 3	Total

Warrants - Affiliates	$-	$-	$3,470	$3,470
Government Bond	74,485	-	-	74,485

A reconciliation of Level 3 assets is as follows:

Warrants - Affiliates

Balance - January 1, 2019	$7,840
Unrealized loss	(4,370)
Balance - December 31, 2019	3,470
Unrealized loss	(3,013)
Balance - December 31, 2020	$457

Investment at December 31, 2020 consists of the Company’s investment in an Argentine government bond, purchased by the Company on December 3, 2019. The bond had an effective interest of 48% per annum and matures on December 31, 2020. There were no material unrealized gains or losses related to the Argentine government bond during the year ended December 31, 2020. The bond was purchased to settle specific Argentine taxes with interest and penalties, of which majority of the amount was used on the date of purchase. As of December 31, 2020, the Company issued a legal claim with the government to seek a resolution to apply the remaining amount to another debt or to receive a refund.

Investment – related parties at December 31, 2020, consisted of retained certain affiliate warrants which are marked to market at each reporting date using the Black-Scholes option pricing model. The Company recorded unrealized losses on the affiliate warrants of $3,013 and $4,370 during the twelve months ended December 31, 2020 and 2019, respectively, which are included in revenues on the accompanying consolidated statements of operations.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s other short-term financial instruments include cash, accounts receivable, advances and loans to employees, accounts payable, accrued expenses, other liabilities, loans payable and debt obligations. The carrying values of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

7. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	December 31,
	2020	2019

Accrued compensation and payroll taxes	$169,164	$210,900
Accrued taxes payable - Argentina	201,704	170,873
Accrued interest	609,725	484,026
Other accrued expenses	420,809	256,546
Accrued expenses, current	1,401,402	1,122,345
Accrued payroll tax obligations, non-current	169,678	86,398
Total accrued expenses	$1,571,080	$1,208,743

On November 27,2020, the Company entered into various payment plans, under which it agreed to pay its Argentine payroll tax obligations over a period of 60 to 120 months. On The current portion of payments due under the plan is $144,283 and $134,989 as of December 31, 2020 and 2019, respectively, which is included in accrued compensation and payroll taxes above. The non-current portion of accrued expenses represents payments under the plan that are scheduled to be paid after twelve months. The Company incurred interest expenses of $29,043 and $75,704 during the years ended December 31, 2020 and 2019, respectively, related to this payment plan.

8. DEFERRED REVENUES

Deferred revenues are comprised of the following:

	For the Years Ended
	December 31,
	2020	2019

Real estate lot sales deposits	$849,828	$838,471
Other	84,113	61,449
Total	$933,941	$899,920

The Company accepts deposits in conjunction with agreements to sell real estate building lots at Algodon Wine Estates in the Mendoza wine region of Argentina. These lot sale deposits are generally denominated in U.S. dollars. No additional agreements for the sale of real estate building lots were executed during 2020 and 2019. To date, twenty-five lots have been sold. Revenue is recorded when the sale closes, and the deeds are issued.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. LOANS PAYABLE

The Company’s loans payable are summarized below:

	December 31, 2020			December 31, 2019
	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount	Gross Principal Amount	Debt Discount	Loans Payable, Net of Debt Discount

PPP Loan	$242,486	$-	$242,486	$-	$-	$-
EIDL	94,000	-	94,000	-	-	-
2020 Demand Loan	14,749	-	14,749	-	-	-
2018 Demand Loan	-	-	-	6,678	-	6,678
2018 Loan	301,559	-	301,559	352,395	-	352,395
2017 Loan	15,115	-	15,115	67,491	-	67,491
Land Loan	80,413	-	80,413	468,500	(16,762)	451,738
Total Loans Payable	748,322	-	748,322	895,064	(16,762)	878,302
Less: current portion	437,731	-	437,731	795,064	(13,345)	781,719
Loans Payable, non-current	$310,591	$-	$310,591	$100,000	$(3,417)	$96,583

During the years ended December 31, 2020 and 2019, the Company made principal payments on loans payable in the aggregate of $355,583 and $197,034, respectively, of which $7,940 and $0, respectively, were paid on the 2020 Demand Loan, $5,906 and $0, respectively, were paid on the 2018 Demand Loan, $50,836 and $112,255, respectively, were paid on the 2018 Loan, $40,662 and $53,279, respectively, were paid on the 2017 Loan, and $250,239 and $31,500, respectively, were paid on the Land Loan. The remaining decrease in principal balances are the result of the impact of the change in exchange rates during the period.

The Company incurred interest expense related to the loans payable in the amount of $57,633 and $130,311 during the years ended December 31, 2020 and 2019, respectively, of which $9,335 and $21,336, respectively represented amortization of debt discount.

Future minimum principal payments under the loans payable are as follows:

Total
Years ending December 31,	Payment
2021	$437,731
2022	217,091
2023	2,037
2024	2,105
2025	2,195
Thereafter	87,163
$748,322

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of their respective PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company intends to use the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred to the earlier of (i) when the Small Business Administration remits the forgiven amount to the lender or notifies the lender that no forgiveness is allowed or (ii) October 31, 2021. While the Company’s PPP Loan currently has a two-year maturity, the amended law will permit the Company to request a five-year maturity, subject to the approval of the counterparty. On March 26, 2021, the Company was approved for the forgiveness on the full amount of the PPP Loan. (See Note 18 – Subsequent events).

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. DEBT OBLIGATIONS

The Company’s debt obligations as of December 31, 2020 and 2019 are summarized below:

	December 31, 2020			December 31, 2019
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

2010 Debt Obligations	$-	$330,528	$330,528	$-	$305,294	$305,294
2017 Notes	$1,170,354	$261,085	1,431,439	1,170,354	167,341	1,337,695
Gaucho Notes	$100,000	$13,270	113,270	100,000	6,260	106,260
Total Debt Obligations	$1,270,354	$604,883	$1,875,237	$1,270,354	$478,895	$1,749,249

[1] Accrued interest is included as a component of accrued expenses on the accompanying consolidated balance sheets (see Note 7 – Accrued Expenses).

During an offering that ended on September 30, 2010, IPG issued convertible notes with an interest rate of 8% and an amended maturity date of March 31, 2011 (the “2010 Debt Obligations”). During 2017, the Company repaid the remaining principal balance of $162,500, such that as of December 31, 2017, there is no principal balance owed on the 2010 Debt Obligations. Accrued interest of $330,528 and $305,294 owed on the 2010 Debt Obligations remained outstanding as of December 31, 2020 and 2019, respectively. The Company incurred interest expense of $25,234 and $25,559 during the years ended December 31, 2020 and 2019, respectively, on the 2010 Debt Obligations. Accrued interest on the 2010 Debt Obligations is not convertible.

On December 31, 2017, the Company sold a convertible promissory note in the amount of $20,000 to an accredited investor, and during 2018, the Company sold additional convertible promissory notes in the aggregate principal amount of $2,026,730 (together, the “2017 Notes”). The 2017 Notes mature 90 days from the date of issuance, bear interest at 8% per annum and were convertible into the Company’s common stock at $0.63 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. The conversion option represented a beneficial conversion feature in the amount of $227,414 which was recorded as a debt discount with a corresponding credit to additional paid-in capital. Debt discount is amortized over the term of the loan using the effective interest method. During 2019, the Company repaid principal and interest of $30,000 and $2,151, respectively, and principal and interest of $51,500 and $1,160, respectively, were converted into 5,573 shares of common stock at a conversion price of $9.45 per share. The Company incurred total interest expense of $93,744 and $95,641 related to this debt during the years ended December 31, 2020 and 2019, respectively. The remaining principal balance owed on the 2017 Notes of $1,170,354 is past due as of December 31, 2020. The 2017 Notes matured on June 30, 2019. The principal balance outstanding on the 2017 Notes at December 31, 2020 is no longer convertible, since the notes are past their maturity date. Interest continues to accrue based on the interest rate stated above.

During 2018, the Company’s subsidiary, Gaucho Group, Inc., sold convertible promissory notes in the amount of $1,480,800 to accredited investors. Between January 1, 2019 and March 12, 2019, Gaucho Group, Inc. sold convertible promissory notes in the amount of $786,000 to accredited investors (together, the “Gaucho Notes”). In January 2019, management of GGI gave the option to the noteholders of extending the maturity date from December 31, 2018 to March 31, 2019 of their specific Gaucho Notes. The Gaucho Notes, as amended, bear interest at 7% per annum and mature and became due on March 31, 2019. All holders of Gaucho Notes agreed to extend the maturity date to March 31, 2019. The Gaucho Notes and related accrued interest were convertible into GGI common stock at the option of the holder, at a price representing 20% discount to the share price in a future offering of GGI common stock. During 2019, the Company repaid $65,500 and $3,256 of principal and interest due, respectively, and the Company issued a certain noteholder 9,659 shares of its common stock in satisfaction for a note in the principal and accrued interest amount of $50,000 and $709, respectively. On April 14, 2019, the Company made a one-time offer to the holders of Gaucho Notes to convert the Gaucho Notes into shares of common stock of GGI at a price per share of $0.40, and on June 30, 2019, $2,051,300 and $55,308 of principal and interest, respectively, was converted into 5,266,520 shares of GGI common stock, representing a 21% non-controlling interest in GGI. As of December 31, 2020, principal and interest of $100,000 and $13,270 remain outstanding under the Gaucho Notes. The Company incurred total interest expense of $7,010 and $46,746 related to the Gaucho Notes during the years ended December 31, 2020 and 2019, respectively. The principal balance of the Gaucho Notes at December 31, 2020 is no longer convertible, since the notes are past their maturity date. Interest continues to accrue based on the interest rate stated above.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. CONVERTIBLE DEBT OBLIGATIONS

Between August 25, 2020 and September 2, 2020, the Company sold unsecured convertible promissory notes (“New Convertible Notes”) in an aggregate amount of $1,259,000 to accredited investors with a substantive pre-existing relationship with the Company. The New Convertible Notes matured on December 31, 2020 and bear interest at 7% per annum. Pursuant to the terms of the New Convertible Notes, principal and interest outstanding under the New Convertible Notes automatically convert into Units at a conversion price of $5.10 per Unit at such time when the Company has sufficient shares of common stock authorized. Each Unit consists of one share of common stock and a one-year warrant exercisable at a price equal to the purchase of the Unit, expiring 12 months from the date of issuance (“Unit”). The Company incurred total interest expense of $1,314 related to the New Convertible Notes during the year ended December 31, 2020, respectively. On September 2, 2020, the Company increased the number of authorized shares and issued an aggregate of 247,123 Units to accredited investors upon the automatic conversion of principal and interest of $1,259,000 and $1,314, respectively, outstanding under the New Convertible Notes.

During the year ended December 31, 2020, the Company sold unsecured convertible promissory notes (“Convertible Notes”) in an aggregate amount of $1,962,919 to accredited investors with a substantive pre-existing relationship with the Company. The Convertible Notes matured on December 31, 2020 and bear interest at 7% per annum. Principal and interest outstanding under the Convertible Notes are convertible (i) automatically upon the closing of a firm commitment underwritten public offering registered pursuant to the Securities Act of 1933, as amended (a “Public Offering”, at a conversion price equal to 85% of the price per share of the Company’s common stock sold in the Public Offering (the “Mandatory Conversion Option”), or (ii) at the option of the holder at any time prior to the Public Offering at a conversion price equal to the closing price of the Company’s common stock on the day prior to conversion (the “Holder’s Conversion Option”). The Company incurred total interest expense of $52,164 related to this debt during the nine months ended September 30, 2020.

On October 1, 2020, the Company converted all its remaining Convertible Notes into Units at a price of $5.10 per Unit, such that the Company issued an aggregate of 395,136 Units to accredited investors upon the automatic conversion of principal and interest of $1,962,919 and $52,164, respectively, outstanding under the New Convertible Notes. The Company accounted for the transaction as a debt extinguishment and, a result, recognized a loss on extinguishment of $355,602.

12. INCOME TAXES

The Company files tax returns in United States (“U.S.”) Federal, state and local jurisdictions, plus Argentina and the United Kingdom (“U.K.”).

United States and international components of loss before income taxes were as follows:

	For the Years Ended
	December 31,
	2020	2019
United States	$(4,741,002)	$(5,397,049)
International	(1,040,681)	(1,559,766)
Loss before income taxes	$(5,781,683)	$(6,956,815)

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision (benefit) consisted of the following:

	For the Years Ended
	December 31,
	2020	2019
Federal
Current	$-	$-
Deferred	(238,985)	(745,677)

State and local
Current	-	-
Deferred	5,778,140	425,387

Foreign
Current	-	-
Deferred	130,114	326,017

	5,669,269	5,727
Change in valuation allowance	(5,669,269)	(5,727)
Income tax provision (benefit)	$-	$-

For the years ended December 31, 2020 and 2019, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For the Years Ended
	December 31,
	2020	2019
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	0%	(0.1)%
Permanent differences	1.4%	0.7%
Write-off of deferred tax asset	115.4%	18.9%
Prior period adjustments	1.5%	2.4%
Other	0.8%	(0.9)%
Change in valuation allowance	(98.1)%	(0.1)%

Income tax provision (benefit)	0.0%	0.0%

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020 and 2019, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	For the Years Ended
	December 31,
	2020	2019
Net operating loss	$14,520,050	$19,732,170
Stock based compensation	166,082	349,027
Argentine tax credits	70,201	109,610
Accruals and other	6,720	37,144
Receivable allowances	263,563	469,017
Total deferred tax assets	15,026,616	20,696,968
Valuation allowance	(15,026,520)	(20,695,788)
Deferred tax assets, net of valuation allowance	96	1,180
Excess of book over tax basis of warrants	(96)	(1,180)
Net deferred tax assets	$-	$-

As of December 31, 2020, the Company has approximately $69,100,000 of gross U.S. federal net operating losses (“NOLs”), which includes approximately $1,500,000 of GGI 2019 NOLs which is no longer part of the consolidated tax group because GGH’s ownership interest is now less than 80%. Approximately $52,400,000 of the federal NOLs will expire from 2021 to 2037 and approximately $16,700,000 have no expiration date. These NOL carryovers are subject to annual limitations under Section 382 of the U.S. Internal Revenue Code because there was a greater than 50% ownership change, as determined under the regulations, on or about June 30, 2012. We have determined that, due to those annual limitations under Section 382, an additional $6,300,000 of NOLs will expire unused and are not included in the available NOLs stated above. Therefore, we have reduced the related deferred tax asset for NOL carryovers by approximately $2,810,000 from June 30, 2012 forward. The Company’s NOLs generated through the date of the ownership change on June 30, 2012 are subject to an annual limitation of approximately $1,000,000. The Company remains subject to the possibility that a greater than 50% ownership change could trigger additional annual limitations on the usage of NOLs.

As of December 31, 2020, the Company has approximately $53,700,000 and $30,100,000 of gross New York State and New York City NOLs, each of which includes approximately $1,500,000 of GGI 2019 NOLs. All of the state and local NOLs will expire from 2035 to 2038. During the year ended December 31, 2020, the Company wrote-off all of the approximately $3,500,000 and $1,900,000 of state and local deferred tax assets (and reduce the valuation allowance by a corresponding amount) associated with the state and local NOLs because the Company no longer has taxable income or losses which are apportioned to New York State or New York City and, at the present time, doesn’t expect to realize the benefits of those NOLs.

As of December 31, 2020, the Company has approximately $450,000 of gross U.K. NOL carryovers, which do not expire. During the year ended December 31, 2020, the Company wrote-off all of the approximately $90,000 of deferred tax assets (and reduce the valuation allowance by a corresponding amount) associated with the U.K. NOLs because the Company no longer has operations subject to UK income taxes and, at the present time, doesn’t expect to realize the benefits of those NOLs. In addition, the Company had approximately $70,000 of Argentine tax credits which may be carried forward 10 years and begin to expire in 2021.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized. The valuation allowances for the years ended December 31, 2020 and 2019 decreased by approximately $5,669,000 (which was impacted by the write-offs described above) and $6,000, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2020 and 2019. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company has U.S. tax returns subject to examination by tax authorities beginning with those filed for the year ended December 31, 2017 (or the year ended December 31, 2001 if the Company were to utilize its NOLs). No tax audits were commenced or were in process during the years ended December 31, 2020 and 2019. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has recast its financial information and disclosures for the prior period to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented. The following tables present segment information for the year ended December 31, 2020 and 2019:

	For the Year ended December 31, 2020				For the Year ended December 31, 2019
	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL
Revenues	$632,628	$3,161	$-	$635,789	$1,272,772	$11,665	$-	$1,284,437
Revenues from Foreign Operations	$632,628	$-	$-	$632,628	$1,272,772	$-	$-	$1,272,772
Depreciation and Amortization	$127,692	$2,147	$40,350	$170,189	$146,398	$1,901	$48,139	$196,438
Loss from Operations	$(1,162,615)	$(745,298)	$(3,458,013)	$(5,365,926)	$(1,469,438)	$(1,230,285)	$(3,998,411)	$(6,698,134)
Interest Expense, net	$60,986	$7,010	$177,178	$245,174	$192,060	$47,034	$121,319	$360,413
Net Loss	$(1,040,681)	$(752,308)	$(3,988,694)	$(5,781,683)	$(1,559,766)	$(1,277,319)	$(4,119,730)	$(6,956,815)
Capital Expenditures	$116,033	$(1,360)	$781	$115,454	$129,325	$9,946	$-	$139,271
Total Property and Equipment, net	$2,855,444	$4,538	$240	$2,860,222	$2,866,861	$8,044	$39,810	$2,914,715
Total Property and Equipment, net in Foreign Countries	$2,855,444	$-	$-	$2,855,444	$2,866,861	$-	$-	$2,866,861
Total Assets	$5,064,401	$238,491	$667,644	$5,970,536	$5,020,788	$286,658	$612,914	$5,920,360

14. RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties of $252,852 and $39,837 at December 31, 2020 and 2019, respectively, represents the net realizable value of advances made to separate entities under common management.

See Note 6 – Investments and Fair Value of Financial Instruments, for a discussion of the Company’s investment in warrants of a separate entities under common management.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a Related Party to share expenses such as office space, support staff and other operating expenses (the “Related Party ESA”). The agreement was amended on January 1, 2017 to reflect the current use of personnel, office space, professional services. During the years ended December 31, 2020 and 2019, the Company recorded a contra-expense of $705,912 and $493,944, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2019, the Related Party prepaid $566,132 of its future obligations under the Related Party ESA, in exchange for a 15% reduction in the Related Party’s expense obligations under the Related Party ESA, until the prepayment has been reduced to $0. During the year ended December 31, 2020, the Related Party prepaid an additional $574,000 in connection with the Related Party ESA. The Company applied the contra-expense of $466,582 to its obligations under the Related Party ESA and repaid $673,550 of the amounts owed to the Related Party during the year ended December 31, 2020.

The Company had an expense sharing agreement with a different related entity to share expenses such as office space and other clerical services which was terminated in August 2017. The owners of more than 5% of that entity include (i) GGH’s chairman, and (ii) a more than 5% owner of GGH. The entity owed $396,116 to the Company under the expense sharing agreement at December 31, 2019, of which the entire balance was deemed unrecoverable and reserved. During the year ended December 31, 2020, the Company received payments from the entity in the amount of $63,985 and recorded recovery of the bad debt allowance of $63,985. The balance owed to the Company under this expense sharing agreement as of December 31, 2020 is $332,131 of which the entire balance is deemed unrecoverable and is reserved.

15. BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. For the years ended December 31, 2020 and 2019, the Company recorded a charge associated with its contribution of $31,778 and $55,196, respectively. This charge has been included as a component of general and administrative expenses in the accompanying consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $5.55 and $5.25 per share during 2020 and 2019, respectively.)

16. TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

Authorized Shares

The Company is authorized to issue up to 150,000,000 shares of common stock, $0.01 par value per share. On September 3, 2020, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 80,000,000 to 150,000,000. As of December 31, 2020 and 2019, there were 5,234,406 and 4,021,470 shares of common stock issued, and 5,231,037 and 4,018,101 shares outstanding, respectively.

The Company is authorized to issue up to 11,000,000 shares of preferred stock, $0.01 par value per share, of which 10,097,330 shares are designated as Series A convertible preferred stock, and 902,670 shares are designated as Series B convertible preferred stock. As of December 31, 2020, and 2019 there were 901,070 and 902,670, shares of Series B preferred stock outstanding, respectively. There were no shares of Series A preferred stock outstanding at December 31, 2020 or 2019, and no additional shares of Series A preferred stock are available to be issued.

Equity Incentive Plans

On July 27, 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by the Company’s shareholders on September 28, 2018. The 2018 Plan provides for grants for the purchase of up to an aggregate of 100,000 shares, including incentive and non-qualified stock options, restricted and unrestricted stock, loans and grants, and performance awards. The number of shares available under the 2018 Plan will automatically increase on January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. Further, any shares subject to an award issued under the 2018 Plan, the 2016 Stock Option Plan or the 2008 Stock Option Plan that are canceled, forfeited or expired shall be added to the total number of shares available under the 2018 Plan.

On July 8, 2019, the Board of Directors approved an increase in the number of shares available for awards under the 2018 Plan to 396,463, plus an increase every January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. As of December 31, 2020, 75,027 shares remain available to be issued under the 2018 Plan.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 5, 2018, GGH, as the sole stockholder of GGI, and the Board of Directors of GGI approved the Gaucho 2018 Equity Incentive Plan (the “2018 Gaucho Plan”). The 2018 Gaucho Plan provides for grants for the purchase of up to an aggregate of 8,000,000 shares of GGI’s common stock, including incentive and non-qualified stock options, restricted stock, performance awards and other stock-based awards. On August 5, 2019, the Company granted options for the purchase of 100,000 shares of GGI’s common stock. As of December 31, 2020, there are 2,280,000 shares of GGI’s common stock available to be issued under the 2018 Gaucho Plan.

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

On October 18, 2020, holders of a majority of the issued and outstanding shares of Series B Shares of the Company approved an amendment to the Certificate of Designation of the Series B Convertible Preferred Stock (the “Fourth Amendment”) which allows for dividends to be paid in either cash or shares of common stock.

On December 30, 2020, the Company’s Board of Directors as well as the holders of the Series B Convertible Preferred Stock approved an amendment (the “Fifth Amendment”) to extend the period to June 30, 2021. In addition, the Series B Amendment extends the date upon which the Company shall redeem all then-outstanding Series B Shares and all unpaid accrued and accumulated dividends to June 30, 2021.

On February 18, 2020, GGH repurchased 1,600 shares of the Series B Preferred Stock from a shareholder at $10 per share and paid accrued dividends of $2,451.

The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value (equal to face value of $10 per share), as defined, payable when, as and if declared by the Board of Directors. Dividends earned by the Series B stockholders were $721,752 and $721,057 during the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company declared $1,626,306 of dividends on its Series B Preferred Stock and issued 183,700 shares of common stock valued at $8.36 per share to holders of Series B Preferred Stock, due to some holders waiving their right to receive the dividends. Dividends payable of $82,772 and $85,945 are included in other current liabilities at December 31, 2020 and 2019. Cumulative unpaid and undeclared dividends in arrears related to the Series B totaled $449,788 and $1,264,361 as of December 31, 2020 and 2019, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each share of Series B stock is entitled to the number of votes determined by dividing $10 by the fair market value of the Company’s common stock on the date that the Series B shares were issued, up to a maximum of ten votes per share of Series B stock. Each Series B share is convertible at the option of the holder into 10 shares of the Company’s common stock and is automatically converted into common stock upon the uplisting of the Company’s common stock to a national securities exchange. Pursuant to the amendment approved by the Board of Directors on December 29, 2020 and by the holders of a majority of the Series B stock on March 30, 2020, if the Series B has not automatically converted to common stock upon the uplisting of the Company’s common stock to a national exchange by June 30, 2021, the Company will redeem all then-outstanding Series B shares at a price equal to the liquidation value of $10 per share, plus all unpaid accrued and accumulated dividends. As a result of this redemption feature and the fact that the Series B shares contain a substantive conversion option, the Series B shares are classified as temporary equity. Any adjustment to the Company’s common stock for purposes of a stock split will be applied after conversion of the Series B shares to common stock on a 1 for 10 basis. Subsequent to December 31, 2020, as a result of the listing of the Common Stock on Nasdaq, all outstanding shares of Series B were converted into shares of Common Stock on a 1 for 10 basis and then adjusted for the reverse stock split on a 15 for 1 basis. See Note 18 – Subsequent Events.

Common Stock

On March 13, 2019, the Company issued 12,079 shares of common stock at $5.25 per share to employees for the year ended December 31, 2018 of the 401(k) profit sharing plan.

During the year ended December 31, 2019, the Company sold 878,257 shares of common stock at $5.25 per share for aggregate proceeds of $4,610,700.

Between April 1, 2019 and June 30, 2019, the Company issued 5,573 shares of its common stock upon the conversion of 2017 Notes (see Note 10 – Debt Obligations).

Between July 1, 2019 and August 30, 2019, the Company issued 9,659 shares of its common stock in satisfaction of debt obligations (see Note 10 – Debt Obligations).

On October 3, 2020, the Company issued 9,509 shares of common stock at $5.55 per share to employees for the year ended December 31, 2019 of the 401(k) profit sharing plan.

On October 23, 2020, the Company issued 183,700 shares of common stock in satisfaction of preferred stock dividends (see Series B Preferred Stock above).

On October 29, 2020, the Company issued an aggregate of 8,334 shares of its common stock at $4.95 for consulting service received of $31,350 and to settle accounts payable of $12,000.

On October 30, 2020, the Company issued 67,693 shares of its common stock with an issuance date fair value of $335,080 to Kingswood Capital Markets, division of Benchmark Investments, Inc., for advisory services in connection with the Company’s capital raising efforts pursuant to an advisory agreement, dated October 30, 2020. Of the shares issued, 20% of the shares were vested immediately (accordingly, $67,016 was recorded as deferred offering cost) and 80% vest upon the successful closing of a qualified offering within 180 days of the execution of the agreement (no accounting recognition through December 31, 2020, however, the shares vested on February 16, 2021 the shares when the Offering was completed).

Units

On September 2, 2020, the Company issued 247,123 Units upon the conversion of the New Convertible Notes. (See Note 11 – Convertible Debt Obligations).

On October 1, 2020, the Company issued 395,136 Units upon the conversion of the Convertible Notes. (See Note 11 – Convertible Debt Obligations).

During the year ended December 31, 2020, the Company sold an aggregate of 301,441 Units to accredited investors with a substantive pre-existing relationship with the Company for aggregate proceeds of $1,571,800.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss

For years ended December 31, 2020 and 2019, the Company recorded a gain of $467,032 and $710,386, respectively, of foreign currency translation adjustments as accumulated other comprehensive income, primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 2 – Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

Warrants

On July 23, 2019, pursuant to agreements with certain warrant holders, the Company canceled warrants for the purchase of 24,309 shares of common stock, with exercise prices between $30.00 and $37.50 per share, which includes warrants for the purchase of 10,094 shares of common stock held by the Company’s President and CEO.

A summary of warrant activity during the year ended December 31, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2020	37,790	$31.67
Issued	943,700	5.14
Exercised	-	-
Cancelled	-	-
Expired	(11,663)	30.41
Outstanding, December 31, 2020	969,827	$5.87	0.7	$-

Exercisable, December 31, 2020	969,827	$5.87	0.7	$-

A summary of outstanding and exercisable warrants as of December 31, 2020 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$5.10	Common Stock	905,362	0.7	905,362
$6.00	Common Stock	38,338	0.9	38,338
$30.00	Common Stock	18,345	0.6	18,345
$37.50	Common Stock	7,782	0.3	7,782
	Total	969,827	0.7	969,827

Stock Options

On January 31, 2019, the Company granted five-year options for the purchase of 90,006 shares of the Company’s common stock under the 2018 Plan, of which options for the purchase of 73,336 shares of the Company’s common stock were granted to certain employees of the Company, options for the purchase of 6,668 shares of the Company’s common stock were granted to certain members of the Board of Directors and options for the purchase of 10,002 shares of the Company’s common stock were granted to consultants. The options had an exercise price of $5.78 per share and vest 25% at the first anniversary of date of grant, with the remaining shares vesting ratably on a quarterly basis over the following three years. The options had an aggregate grant date fair value of $200,092, which will be recognized ratably over the vesting period.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to agreements with certain option holders, on May 13, 2019, the Company canceled options for the purchase of 209,330 shares of common stock, which had been granted under the Company’s 2008 Equity Incentive Plan and were exercisable at prices between $33.00 and $37.20 per share, including options for the purchase of 140,660 shares of common stock held by the Company’s President & CEO, options for the purchase of 10,000 shares of common stock held by the Company’s CFO, and options for the purchase of 10,000 shares of common stock held by a member of the Company’s board of directors.

On July 8, 2019, the Company granted options for the purchase of 209,328 shares of common stock at an exercise price of $5.78 per share to certain employees and consultants under the 2018 Stock Option Plan, which includes options for the purchase of 147,326 common shares granted to the Company’s President and CEO, options for the purchase of 10,334 common shares granted to the Company’s CFO, and options for the purchase of 10,000 shares granted to a member of the Company’s board of directors. The options vest 25% on the first anniversary of the date of grant with the remainder vesting quarterly over the next three years. The options had an aggregate grant date fair value of $398,199, which will be recognized ratably over the vesting period.

On September 28, 2020, the Company granted five-year options for the purchase of 102,346 shares of the Company’s common stock under the 2018 Plan, of which, options for the purchase of 75,678 shares of the Company’s common stock were granted to certain employees of the Company, options for the purchase of 20,001 shares of the Company’s common stock were granted to certain members of the Board of Directors and options for the purchase of 6,667 shares of the Company’s common stock were granted to consultants. The options had an exercise price of $9.08 per share and vest 25% at the first anniversary of date of grant, with the remaining shares vesting ratably on a quarterly basis over the following three years. The options had an aggregate grant date fair value of $263,642, which will be recognized ratably over the vesting period.

Between October 30, 2020 and December 18, 2020, the Company granted five-year options for the purchase of 13,335 shares of the Company’s common stock under the 2018 Plan to consultants. The options had an exercise price between $8.85 and 9.00 per share and vest 25% at the first anniversary of date of grant, with the remaining shares vesting ratably on a quarterly basis over the following three years. The options had an aggregate grant date fair value of $56,797, which will be recognized ratably over the vesting period.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. The weighted average grant date fair value per share of options granted by GGH during the years ended December 31, 2020 and 2019 was $0.18 and $0.10, respectively. Assumptions used in applying the Black-Scholes option pricing model during years ended December 31, 2020 and 2019, respectively, are as follows:

	For the Years Ended
	December 31,
	2020	2019

Risk free interest rate	0.16 - 0.39%	1.84 - 2.43%
Expected term (years)	3.6 - 5.0	3.6 - 5.0
Expected volatility	58.00%	51.00 - 52.00%
Expected dividends	0.00%	0.00%

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2020 and 2019, the Company recorded stock-based compensation expense of $361,253 and $432,187, respectively, related to stock option grants, which is reflected as general and administrative expenses (classified in the same manner as the grantees’ wage compensation) in the consolidated statements of operations. As of December 31, 2020, there was $821,049 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.56 years.

A summary of GGH stock options activity during the year ended December 31, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2020	636,750	$13.11
Granted	115,681	9.07
Exercised	-	-
Expired	(86,187)	17.86
Forfeited	(39,665)	8.80
Outstanding, December 31, 2020	626,579	$10.54	3.1	$-

Exercisable, December, 2020	283,465	$13.70	2.3	$-

The following table presents information related to GGH stock options as of December 31, 2020:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options

$5.78	235,998	3.4	81,256
$8.09	85,338	2.7	48,003
$8.85	3,334	-	-
$9.00	10,001	-	-
$9.08	102,346	-	-
$11.55	79,981	2.1	58,210
$16.50	62,908	2.0	49,323
$33.00	46,673	0.7	46,673
	626,579	2.3	283,465

Gaucho Group, Inc. Stock Options

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

As of December 31, 2020, options to purchase 5,720,000 shares of GGI common stock are outstanding under the 2018 Gaucho Plan.

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

Employment Agreement

On September 28, 2015, the Company entered into an employment agreement with Scott Mathis, the Company’s CEO (the “Employment Agreement”). Among other things, the agreement provided for a three-year term of employment at an annual salary of $401,700 (subject to a 3% cost-of-living adjustment per year), bonus eligibility, paid vacation and specified business expense reimbursements. The agreement sets limits on Mr. Mathis’ annual sales of GGH common stock. Mr. Mathis is subject to a covenant not to compete during the term of the agreement and following his termination for any reason, for a period of twelve months. Upon a change of control (as defined by the agreement), all of Mr. Mathis’ outstanding equity-based awards will vest in full and his employment term resets to two years from the date of the change of control. Following Mr. Mathis’s termination for any reason, Mr. Mathis is prohibited from soliciting Company clients or employees for one year and disclosing any confidential information of GGH for a period of two years. The agreement may be terminated by the Company for cause or by the CEO for good reason, in accordance with the terms of the agreement. The Board of Directors extended the Employment Agreement on various dates such that as of December 29, 2020 the Employment Agreement, as amended, expires on June 30, 2021. All other terms of the Employment Agreement remain the same. The Board of Directors also approved the payment of Mr. Mathis’ cost of living salary adjustment of 3% for the years 2019 and 2020 to be paid in equal monthly installments beginning January 1, 2021, provided the Company has uplisted to a national stock exchange. The Board of Directors granted a retention bonus to Mr. Mathis that consists of the real estate lot on which Mr. Mathis has been constructing a home at Algodon Wine Estates, to vest in one-third increments over the next three years (the “Retention Period”), provided Mr. Mathis’s performance as an employee with the Company continues to be satisfactory, as deemed by the Board of Directors. The current market value of the lot is $115,000, and before ownership of the lot can be transferred to Mr. Mathis, the Company must be legally permitted to issue a deed for the property. Mr. Mathis is eligible to receive a pro-rata portion of the bonus if his employment is terminated before the end of the Retention Period.

Due to economic circumstances related to the global coronavirus outbreak 2019 (COVID-19), on March 13, 2020, Mr. Mathis voluntarily deferred payment of 85% of his salary through August 21, 2020. The Company is accruing all compensation not paid to Mr. Mathis pursuant to his employment agreement until the Company has sufficient funds to pay his full compensation. Between August 26, 2020 and October 14, 2020, the Company paid out $141,812 which was owed to Mr. Mathis in connection with his deferred compensation. During December, Mr. Mathis voluntarily deferred an additional $24,328 of his salary. The balance owed to Mr. Mathis as of December 31, 2020 is $58,001, which was paid in full on April 7, 2021 (see Note 18 – Subsequent Events).

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, the Company had no leases that were classified as a financing lease and did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses were $154,177 and $232,471, years ended December 31, 2020 and 2019, respectively. Lease expenses are recorded in general and administrative expenses on the consolidated statements of operations.

Supplemental cash flow information related to leases was as follows:

	For the Years Ended
	December 31,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$78,827	$240,375

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$361,020

Weighted Average Remaining Lease Term:
Operating leases	0.00 years	0.67 years

Weighted Average Discount Rate:
Operating leases	8.0%	8.0%

18. SUBSEQUENT EVENTS

Foreign Currency Exchange Rates

The Argentine Peso to United States Dollar exchange rate was 92.3194, 84.0747 and 59.8979 at April 11, 2021, December 31, 2020 and December 31, 2019, respectively.

The British pound to United States dollar exchange rate was 0.7293, 0.7325 and 0.7541 at April 11, 2021, December 31, 2020 and December 31, 2019, respectively.

Units

As part of the Unit offering that commenced in October 2020, the Company received $439,000 between January 1, 2021 and terminating on January 8, 2021, from accredited investors with a substantive pre-existing relationship with the Company.

On February 19, 2021, the Company closed an underwritten public offering Units at an offering price of $6.00 per Unit. The Company sold and issued an aggregate of 1,333,334 shares of common stock and 1,533,333 warrants, for approximate gross proceeds of $8.0 million, before deducting underwriting discounts and commissions and estimated offering expenses, and issued the representative of such underwriters a common stock purchase warrant exercisable for up to 15,333 shares of common stock.

Common Stock

Effective February 16, 2021, the Company filed an Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect a reverse stock split of the Common Stock at a ratio of 15-for-1 (the “Reverse Split”).

There were no fractional shares issued as a result of the Reverse Split. All fractional shares as a result of the Reverse Split were rounded up to the nearest whole number. The total number of the Company’s authorized shares of Common Stock or preferred stock was not be affected by the foregoing. As a result, after giving effect to the Reverse Split, the Company remains authorized to issue a total of 150,000,000 shares of Common Stock.

On January 8, 2021, the Company issued 237,012 shares of common stock and warrants to purchase 237,012 shares of common stock in total to Mr. Griffin and JLAL Holdings Ltd., reflecting a conversion of $1,163,354 in principal and $258,714 in interest.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Stock

Effective February 16, 2021, as a result of the listing of the Common Stock on Nasdaq, all outstanding shares of Series B were converted into 600,713 shares of Common Stock.

Public Offering

On February 19, 2021, the Company closed on an underwritten public offering of 1,333,334 Units at $6.00 per unit for approximate gross proceeds of $8 million, before deducting underwriting discounts and commissions and estimated offering expenses.

The closing of the Offering occurred on February 19, 2021. In connection with the Offering, the Company uplisted its Common Stock on the Nasdaq Capital Market (“Nasdaq”) effective as of February 16, 2021, and the Common Stock commenced trading on Nasdaq effective as of February 17, 2021 under the symbol “VINO”.

Employment Agreement

On April 7, 2021, the Company paid a total of $58,001 to Mr. Mathis in connection with his deferred compensation. (See Note 17 – Commitments and Contingencies)

PPP Loan

On March 26, 2021, the Company obtained forgiveness on the PPP Loan in full. However, the Company may still be subject to state income tax on such forgiveness.

Lease Agreement

On April 8, 2021, GGI entered into a lease agreement to lease a retail space in Miami, Florida for 7 years at $26,758 per month, plus applicable sales tax. The base rent is subject to increase at the beginning of the second and each subsequent lease year during the term by an amount equal to 3% of the base rent.

