Form 10-Q
period 2021-03-31
Gaucho Group Holdings, Inc.
filed 2021-05-17
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

1445 16th Street, Suite 403, Miami Beach, Florida

Miami Beach, FL 33139

(Address of principal executive offices)

212-739-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	VINO	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated fi ler,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2021, there were 7,596,095 shares of common stock outstanding.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020	1
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020	3
Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2021 and 2020	4
Unaudited Condensed Consolidated Statement of Changes in Temporary Equity and Stockholders’ Equity (Deficiency) for the Three Months Ended March 31, 2021	5
Unaudited Condensed Consolidated Statement of Changes in Temporary Equity and Stockholders’ Deficiency for the Three Months Ended March 31, 2020	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020	7
Notes to Unaudited Condensed Consolidated Financial Statements	9
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	26
ITEM 4. Controls and Procedures	26
PART II
OTHER INFORMATION
ITEM 1. Legal Proceedings	27
ITEM 1A. Risk Factors	27
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
ITEM 3. Defaults Upon Senior Securities	28
ITEM 4. Mine Safety Disclosures	29
ITEM 5. Other Information	29
ITEM 6. Exhibits	30
Signatures	31

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current Assets
Cash	$5,467,448	$134,536
Accounts receivable, net of allowance of $188,377 and $180,941 at each of March 31, 2021 and December 31, 2020, respectively	232,054	255,720
Accounts receivable - related parties, net of allowance of $339,503 and $332,130 each of March 31, 2021 and December 31, 2020, respectively	362,589	252,852
Advances to employees	282,778	282,508
Inventory	1,258,600	1,172,775
Real estate lots held for sale	139,492	139,492
Investment	48,499	53,066
Deposits	15,269	35,854
Prepaid expenses and other current assets	278,177	196,539
Total Current Assets	8,084,906	2,523,342
Long Term Assets
Property and equipment, net	2,840,168	2,860,222
Prepaid foreign taxes, net	534,954	519,499
Investment - related parties	58	457
Deferred offering costs	-	67,016
Total Assets	$11,460,086	$5,970,536

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2021	2020
	(unaudited)
Liabilities, Temporary Equity and Stockholders’ Equity (Deficiency)
Current Liabilities
Accounts payable	$783,532	$891,168
Accrued expenses, current portion	629,826	1,401,402
Deferred revenue	929,695	933,941
Loans payable, current portion	328,853	437,731
Debt obligations	107,000	1,270,354
Investor deposits	29,950	29,950
Other current liabilities	126,244	131,895
Total Current Liabilities	2,935,100	5,096,441
Long Term Liabilities
Accrued expenses, non-current portion	148,519	169,678
Loans payable, non-current portion	94,000	310,591
Total Liabilities	3,177,619	5,576,710
Commitments and Contingencies (Note 12)
Series B convertible redeemable preferred stock, par value $0.01 per share; 902,670 shares authorized; 0 and 901,070 issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	-	9,010,824
Stockholders’ Equity (Deficiency)
Preferred stock, 11,000,000 shares authorized:
Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; no shares are available for issuance.	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 7,478,632 and 5,234,406 shares issued and 7,475,263 and 5,231,037 shares outstanding as of March 31, 2021 and December 31, 2020, respectively.	74,786	52,344
Additional paid-in capital	114,802,647	96,951,440
Accumulated other comprehensive loss	(11,833,821)	(11,932,801)
Accumulated deficit	(94,647,679)	(93,534,828)
Treasury stock, at cost, 3,369 shares at March 31, 2021 and December 31, 2020	(46,355)	(46,355)
Total Gaucho Group Holdings, Inc. Stockholders’ Equity (Deficiency)	8,349,578	(8,510,200)
Non-controlling interest	(67,111)	(106,798)
Total Stockholders’ Equity (Deficiency)	8,282,467	(8,616,998)
Total Liabilities, Temporary Equity and Stockholders’ Equity (Deficiency)	$11,460,086	$5,970,536

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Sales	$275,039	$296,986
Cost of sales	(159,466)	(249,421)
Gross profit	115,573	47,565
Operating Expenses
Selling and marketing	116,516	37,893
General and administrative	1,357,997	1,229,235
Depreciation and amortization	36,930	46,161
Total operating expenses	1,511,443	1,313,289
Loss from Operations	(1,395,870)	(1,265,724)

Other Expense (Income)
Interest expense, net	5,979	30,233
Forgiveness of PPP Loan	(242,486)	-
Gains from foreign currency translation	(19,003)	(465)
Total other (income) expense	(255,510)	29,768
Net Loss	(1,140,360)	(1,295,492)
Net loss attributable to non-controlling interest	27,509	42,645
Series B preferred stock dividends	-	(179,770)
Net Loss Attributable to Common Stockholders	$(1,112,851)	$(1,432,617)

Net Loss per Common Share	$(0.18)	$(0.35)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,343,134	4,062,747

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Net loss	$(1,140,360)	$(1,295,492)
Other comprehensive income:
Foreign currency translation adjustments	98,980	128,051
Comprehensive loss	(1,041,380)	(1,167,441)
Comprehensive loss attributable to non-controlling interests	27,509	42,645
Comprehensive loss attributable to controlling interests	$(1,013,871)	$(1,124,796)

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND

STOCKHOLDERS’ (DEFICIENCY) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(unaudited)

	Series B Convertible Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Gaucho Group Holdings Stockholders’	Non- controlling	Total Stockholders’ (Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Equity
Balance - January 1, 2021	901,070	$9,010,824	5,234,406	$52,344	3,369	$(46,355)	$96,951,440	$(11,932,801)	$(93,534,828)	$(8,510,200)	$(106,798)	$(8,616,998)
Stock-based compensation:
Options and warrants	-	-	-	-	-	-	101,453	-	-	101,453	67,196	168,649
Common stock and warrants issued for cash, in public offering, net of offering costs [1]	-	-	1,333,334	13,333	-	-	6,589,008	-	-	6,602,341	-	6,602,341
Common stock and warrants issued for cash	-	-	73,167	732	-	-	438,268	-	-	439,000	-	439,000
Common stock and warrants issued to underwriter in public offering	-	-	-	-	-	-	297,963	-	-	297,963	-	297,963
Common stock and warrants issued upon exchange of debt and accrued interest	-	-	237,012	2,370	-	-	1,419,698	-	-	1,422,068	-	1,422,068
Common stock issued upon conversion of Series B Convertible Preferred Stock	(901,070)	(9,010,824)	600,713	6,007	-	-	9,004,817	-	-	9,010,824	-	9,010,824
Effect of reverse stock split	-	-	495	-	-	-	-	-	-	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,112,851)	(1,112,851)	(27,509)	(1,140,360)
Other comprehensive income	-	-	-	-	-	-	-	98,980	-	98,980	-	98,980
Balance - March 31, 2021	-	$-	7,479,127	$74,786	3,369	$(46,355)	$114,802,647	$(11,833,821)	$(94,647,679)	$8,349,578	$(67,111)	$8,282,467

[1] Includes gross proceeds of $8,002,004, less offering costs of $1,399,663 ($1,034,684 of cash and $364,979 of non-cash).

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND

STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(unaudited)

	Series B Convertible Redeemable						Additional	Accumulated Other		Gaucho Group Holdings	Non-	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Deficiency
Balance - January 1, 2020	902,670	$9,026,824	4,021,470	$40,215	3,369	$(46,355)	$91,238,518	$(12,399,833)	$(87,886,307)	$(9,053,762)	$26,364	$(9,027,398)
Options and warrants	-	-	-	-	-	-	103,581	-	-	103,581	-	103,581
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,252,847)	(1,252,847)	(42,645)	(1,295,492)
Other comprehensive income	-	-	-	-	-	-	-	128,051	-	128,051	-	128,051
Balance - March 31, 2020	902,670	$9,026,824	4,021,470	$40,215	3,369	$(46,355)	$91,342,099	$(12,271,782)	$(89,139,154)	$(10,074,977)	$(16,281)	$(10,091,258)

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(1,140,360)	$(1,295,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	16,462	8,507
Options and warrants	168,649	103,581
Gain on foreign currency translation	(19,003)	(465)
Unrealized investment losses	399	957
Depreciation and amortization	36,930	46,161
Amortization of right-of-use asset	-	55,717
Amortization of debt discount	-	3,325
(Recovery of) provision for uncollectible assets	(6,284)	9,609
Forgiveness of PPP Loan	(242,486)	-
Decrease (increase) in assets:
Accounts receivable	(148,579)	(16,115)
Inventory	(85,825)	(13,448)
Deposits	20,585	-
Prepaid expenses and other current assets	(59,836)	(23,627)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(605,840)	110,573
Operating lease liabilities	-	(59,185)
Deferred revenue	(4,246)	(2,712)
Other liabilities	(5,651)	12,617
Total Adjustments	(934,725)	235,495
Net Cash Used in Operating Activities	(2,075,085)	(1,059,997)
Cash Flows from Investing Activities
Purchase of property and equipment	(16,856)	(16,789)
Net Cash Used in Investing Activities	(16,856)	(16,789)
Cash Flows from Financing Activities
Proceeds from loans payable	-	27,641
Proceeds from loans payable - related parties	-	368,335
Repayments of loans payable	(80,413)	(20,677)
Proceeds from convertible debt obligations	-	725,000
Proceeds from underwritten public offering, net of offering costs [1]	7,287,004	-
Payment of offering costs	(319,684)	-
Proceeds from sale of common stock and warrants	439,000	-
Net Cash Provided by Financing Activities	7,325,907	1,100,299
Effect of Exchange Rate Changes on Cash	98,946	128,051
Net Increase in Cash	5,332,912	151,564
Cash - Beginning of Period	134,536	40,378
Cash - End of Period	$5,467,448	$191,942

[1] Includes gross proceeds of $8,002,004, less offering costs of $715,000.

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Interest paid	$325,402	$58,147
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Common stock and warrants issued upon exchange of debt and accrued interest	$1,422,068	$-
Series B Preferred stock converted to common stock	$9,010,824	$-
Reclassification of deferred offering cost to additional paid in capital	$67,016	$-
Common stock and warrants issued to underwriter in public offering	$297,963	$-

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES AND REVERSE STOCK SPLIT

Organization and Operations

Through its subsidiaries, Gaucho Group Holdings, Inc. (“Company”, “GGH”), a Delaware corporation that was incorporated on April 5, 1999, currently invests in, develops, and operates a collection of luxury assets, including real estate development, fine wines, and a boutique hotel in Argentina, as well as an e-commerce platform for the sale of high-end fashion and accessories.

As wholly owned subsidiaries of GGH, InvestProperty Group, LLC (“IPG”) and Algodon Global Properties, LLC (“AGP”) operate as holding companies that invest in, develop and operate global real estate and other lifestyle businesses such as wine production and distribution, golf, tennis, and restaurants. GGH operates its properties through its ALGODON® brand. IPG and AGP have invested in two ALGODON® brand projects located in Argentina. The first project is Algodon Mansion, a Buenos Aires-based luxury boutique hotel property that opened in 2010 and is owned by the Company’s subsidiary, The Algodon – Recoleta, SRL (“TAR”). The second project is the redevelopment, expansion and repositioning of a Mendoza-based winery and golf resort property now called Algodon Wine Estates (“AWE”), the integration of adjoining wine producing properties, and the subdivision of a portion of this property for residential development. GGH also holds a 79% ownership interest in its subsidiary Gaucho Group, Inc. (“GGI”) which began operations in 2019 for the distribution and sale of high-end luxury fashion and accessories through an e-commerce platform.

Risks and Uncertainties

In December 2019, the 2019 novel coronavirus (“COVID-19”) surfaced in Wuhan, China. The World Health Organization declared the outbreak as a global pandemic in March 2020. Recently, we temporarily closed our corporate office, as well as our hotel, restaurant, winery operations, and golf and tennis operations. Further, the outsourced factories which Gaucho ordered products have closed, borders for importing product have been impacted and the Gaucho fulfillment center is also closed. In response, we have reduced costs by negotiating out of our New York lease, renegotiating with our vendors, and implementing salary reductions. We have also created an e-commerce platform for our wine sales in response to the pandemic. On October 19, 2020, we re-opened our winery and golf and tennis facilities with COVID-19 measures implemented. Most recently, we reopened the Algodon Mansion as of November 11, 2020 with COVID-19 measures implemented. Additionally, the construction on homes were temporarily halted from March to September but has resumed. The Company is continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on the Company’s operations, financial position and cash flows, as well as the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s future operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined.

Reverse Stock Split

A 15:1 reverse stock split of the Company’s common stock was effected on February 16, 2021 (the “Reverse Stock Split”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies included in the audited consolidated financial statements as of December 31, 2020 and 2019 and for the years then ended, which were included the Annual Report filed on Form 10-K on April 12, 2021, except as disclosed in this note.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2021 and for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on April 12, 2021.

Liquidity

As of March 31, 2021, the Company had cash and working capital of $5,467,448 and $5,149,806, respectively. During the three months ended March 31, 2021, the Company incurred a net loss of $1,140,360 and used cash in operating activities of $2,075,085.

See Note 13 - Subsequent Events for details associated with a common stock purchase agreement that the Company entered into with Tumum Stone Capital LLC.

The Company expects that its cash on hand, as well as the forecasted cash generated from operating activities which includes projected increases in revenues, will fund its operations for a least 12 months after the issuance date of these financial statements.

Since inception, the Company’s operations have primarily been funded through proceeds received in equity and debt financings. The Company believes it has access to capital resources and continues to evaluate additional financing opportunities. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations.

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings.

Highly Inflationary Status in Argentina

During the three months ended March 31, 2021 and 2020, the Company recorded gains on foreign currency transactions of $19,003 and $465, respectively, as a result of the net monetary liability position of its Argentine subsidiaries.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $5,164,181 and $54,681 at March 31, 2021 and December 31, 2020, respectively, of which, $246,647 and $54,681, respectively, represents cash held in Argentine bank accounts.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 provides a single comprehensive model to use in accounting for revenue arising from contracts with customers, and gains and losses arising from transfers of non-financial assets including sales of property and equipment, real estate, and intangible assets.

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

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For The Three Months Ended
	March 31,
	2021	2020

Hotel rooms and events	$105,179	$206,255
Restaurants	128,018	59,516
Winemaking	18,665	1,043
Golf, tennis and other	16,618	29,423
Clothes and accessories	6,559	749
Total revenues	$275,039	$296,986

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

As of March 31, 2021 and December 31, 2020, the Company had deferred revenue of $853,830 and $849,828, respectively, associated with real estate lot sale deposits and had $75,865 and $84,113, respectively, of deferred revenue related to hotel deposits. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the condensed consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2021	2020

Options	601,263	622,126
Warrants	2,824,840	35,889
Series B convertible preferred stock	-	601,780
Convertible debt	-	167,439
Total potentially dilutive shares	3,426,103	1,427,234

[1] As of March 31, 2020, certain of the convertible notes had variable conversion prices and the potentially dilutive shares were estimated based on market conditions.

New Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2019-12 effective January 1, 2021, which did not have a material effect on the Company’s condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The update also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update can be adopted on either a fully retrospective or a modified retrospective basis. The Company adopted ASU 2020-06 effective January 1, 2021, which did not have a material effect on the Company’s condensed consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company adopted ASU 2020-10 effective January 1, 2021, which did not have a material effect on the Company’s condensed consolidated financial statements.

3. INVENTORY

Inventory at March 31, 2021 and December 31, 2020 was comprised of the following:

	March 31,	December 31,
	2021	2020

Vineyard in process	$404,400	$286,491
Wine in process	547,112	576,801
Finished wine	35,571	39,549
Clothes and accessories	210,892	215,951
Other	60,625	53,983
Total	$1,258,600	$1,172,775

4. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investments at Fair Value:

As of March 31, 2021	Level 1	Level 2	Level 3	Total

Warrants - Affiliates	$-	$-	$58	$58
Government Bond	48,499	-	-	48,499

As of December 31, 2020	Level 1	Level 2	Level 3	Total

Warrants - Affiliates	$-	$-	$457	$457
Government Bond	53,066	-	-	53,066

A reconciliation of Level 3 assets is as follows:

Warrants - Affiliates

Balance - January 1, 2021	$457
Unrealized loss	(399)
Balance - March 31, 2021	$58

Investment at March 31, 2021, consisted of the Company’s investment in an Argentine government bond, purchased by the Company on December 3, 2019. The bond had an effective interest of 48% per annum and matured on December 31, 2020. There were no material unrealized gains or losses related to the Argentine government bond during the three months ended March 31, 2021. The bond was purchased to settle specific Argentine taxes with interest and penalties, of which majority of the amount was used on the date of purchase. As of March 31, 2021, the Company issued a legal claim with the government to seek a resolution to apply the remaining amount to another debt or to receive a refund.

Investment – related parties at March 31, 2021, consisted of retained certain affiliate warrants which are marked to market at each reporting date using the Black-Scholes option pricing model. The Company recorded unrealized losses on the affiliate warrants of $399 and $957 during the three months ended March 31, 2021 and 2020, respectively, which are included in revenues on the accompanying unaudited condensed consolidated statements of operations.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. ACCRUED EXPENSES

Accrued expenses were comprised of the following as of:

	March 31,	December 31,
	2021	2020

Accrued compensation and payroll taxes	$300,674	$169,164
Accrued taxes payable - Argentina	240,915	201,704
Accrued interest	37,079	609,725
Other accrued expenses	51,158	420,809
Accrued expenses, current	629,826	1,401,402
Accrued payroll tax obligations, non-current	148,519	169,678
Total accrued expenses	$778,345	$1,571,080

6. LOANS PAYABLE

The Company’s loans payable are summarized below:

	March 31,	December 31,
	2021	2020

PPP Loan	$-	$242,486
EIDL	94,000	94,000
2020 Demand Loan	13,480	14,749
2018 Loan	301,559	301,559
2017 Loan	13,814	15,115
Land Loan	-	80,413
Total loans payable	422,853	748,322
Less: current portion	328,853	437,731
Loans payable, non-current	$94,000	$310,591

During the three months ended March 31, 2021, the Company paid off the Land Loan in full and obtained forgiveness of the PPP Loan, which was recognized as other income on the condensed consolidated statement of operations. The remaining decrease in principal balances on the loans payable are the result of the impact of the change in exchange rates during the period.

The Company incurred interest expense related to the loans payable in the amount of $5,968 and $22,530 during the three months ended March 31, 2021 and 2020, respectively, of which, $0 and $3,325, respectively represented amortization of debt discount.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. DEBT OBLIGATIONS

The Company’s debt obligations are summarized below:

	March 31, 2021			December 31, 2020
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

2010 Debt Obligations	$-	$13,416	$13,416	$-	$330,528	$330,528
2017 Notes	7,000	4,547	11,547	1,170,354	261,085	1,431,439
Gaucho Notes	100,000	14,994	114,994	100,000	13,270	113,270
Total debt obligations	$107,000	$32,957	$139,957	$1,270,354	$604,883	$1,875,237

[1]	Accrued interest is included as a component of accrued expenses on the accompanying condensed consolidated balance sheets.

Each of the debt obligations listed above are past due and are payable on demand. The Company incurred interest expense of $4,158 and $31,262 in connection with its debt obligations during the three months ended March 31, 2021 and 2020, respectively, and repaid interest of $317,371 during the three months ended March 31, 2021.

On January 8, 2021, the Company issued 237,012 shares of common stock and warrants to purchase 237,012 shares of common stock to Mr. Griffin and JLAL Holdings Ltd with an aggregate issuance date fair value of $1,422,068 in exchange for notes payable with an aggregate of $1,163,354 in principal and $258,714 in accrued interest.

8. RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties in the amounts of $362,589 and $252,852 at March 31, 2021 and December 31, 2020, respectively, represent the net realizable value of advances made to related, but independent, entities under common management.

See Note 4 – Investments and Fair Value of Financial Instruments, for a discussion of the Company’s investment in warrants of a related, but independent, entity.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a Related Party to share expenses such as office space, support staff and other operating expenses (the “Related Party ESA”). The agreement was amended on January 1, 2017 to reflect the current use of personnel, office space, professional services. During the three months ended March 31, 2021 and 2020, the Company recorded a contra-expense of $93,021 and $139,915, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement.

The Company had an expense sharing agreement with a different related entity to share expenses such as office space and other clerical services which was terminated in August 2017. The owners of more than 5% of that entity include (i) GGH’s chairman, and (ii) a more than 5% owner of GGH. The balance owed to the Company under this expense sharing agreement as of March 31, 2021 is $339,503, of which, the entire balance is deemed unrecoverable and is reserved.

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

A participant is always fully vested in their account, including the Company’s contribution. For the three months ended March 31, 2021 and 2020, the Company recorded a charge associated with its contribution of $16,462 and $8,507, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair market value of its common stock on the date the shares are issued.

10. TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

Series B Preferred Stock

The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value (equal to face value of $10 per share), as defined, payable when, as and if declared by the Board of Directors. Dividends earned by the Series B stockholders were $0 and $179,770 during the three months ended March 31, 2021 and 2020, respectively.

Effective February 16, 2021, as a result of the listing of the Common Stock on Nasdaq, all outstanding shares of Series B preferred stock were converted into 600,713 shares of Common Stock.

Common Stock

Effective February 16, 2021, the Company filed an Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect a reverse stock split of the Common Stock at a ratio of 15-for-1 (the “Reverse Split”).

There were no fractional shares issued as a result of the Reverse Split. All fractional shares as a result of the Reverse Split were rounded up to the nearest whole number. The total number of the Company’s authorized shares of Common Stock or preferred stock was not be affected by the foregoing. As a result, after giving effect to the Reverse Split, the Company remains authorized to issue a total of 150,000,000 shares of Common Stock.

Units

See Note 7 – Debt Obligations for details of additional issuances of units.

On January 8, 2021, the Company issued an aggregate of 73,167 shares of common stock and warrants to purchase 73,167 shares of common stock at an exercise price of $6.00 per share to accredited investors with a substantive pre-existing relationship with the Company for aggregate gross proceeds of $439,000.

Public Offering

On February 19, 2021, the Company closed an underwritten public offering of Units at an offering price of $6.00 per Unit. The Company sold and issued an aggregate of 1,333,334 shares of common stock and 1,533,333 warrants at an exercise price of $6.00 per share for approximate gross and net proceeds of $8.0 million and $6.6 million, respectively, which includes offering costs of $1.4 million that include underwriting discounts and commissions and other offering expenses. In connection with the public offering, the Company issued the representative of such underwriters a common stock purchase warrant exercisable for up to 15,333 shares of common stock at an exercise price of $7.50 per share, having a fair value of $29,899.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Due to the successful closing of the public offering, 54,154 shares of the Company’s common stock previously issued to Kingswood Capital Markets became fully vested on February 19, 2021. As a result, the Company recognized the fair value of $268,064 as offering costs, which was recognized as a debit and credit to additional paid in capital.

Warrants

See Note 7 – Debt Obligations and elsewhere in Note 10 – Temporary Equity and Stockholders’ Equity for details on the issuances of warrants.

A summary of warrants activity during the three months ended March 31, 2021 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2021	969,827	$5.87
Issued	1,858,845	6.01
Exercised	-	-
Cancelled	-	-
Expired	(3,832)	37.50
Outstanding, March 31, 2021	2,824,840	$5.92	1.0	$-

Exercisable, March 31, 2021	2,809,507	$5.91	1.0	$-

A summary of outstanding and exercisable warrants as of March 31, 2021 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$5.10	Common Stock	905,362	0.5	905,362
$6.00	Common Stock	1,881,850	1.3	1,881,850
$7.50	Common Stock	15,333	-	-
$30.00	Common Stock	18,345	0.4	18,345
$37.50	Common Stock	3,950	0.1	3,950
	Total	2,824,840	0.7	2,809,507

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

During the three months ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense of $101,453 and $103,581, respectively, related to the amortization of stock option grants, which is reflected in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2021, there was $718,646 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.39 years.

11. SEGMENT DATA

The Company’s financial position and results of operations are classified into three reportable segments, consistent with how the Chief Operating Decision Maker (“CODM”) makes decisions about resource allocation and assesses the Company’s performance.

●	Real Estate Development, through AWE and TAR, including hospitality and winery operations, which support the ALGODON® brand.
●	Fashion (e-commerce), through GGI, including the manufacture and sale of high-end fashion and accessories sold through an e-commerce platform.
●	Corporate, consisting of general corporate overhead expenses not directly attributable to any one of the business segments.

The Company has recast its financial information and disclosures for the prior period to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented. The following tables present segment information for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31, 2021				For the Three Months Ended March 31, 2020
	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL
Revenues	$268,481	$6,558	$-	$275,039	$296,237	$749	$-	$296,986
Revenues from Foreign Operations	$268,481	$-	$-	$268,481	$296,237	$-	$-	$296,237
Loss from Operations	$(103,125)	$(125,751)	$(1,166,994)	$(1,395,870)	$(297,956)	$(317,613)	$(650,155)	$(1,265,724)

(1) Unallocated corporate operating losses resulting from general corporate overhead expenses not directly attributable to any one of the business segments.

12. COMMITMENTS AND CONTINGENCIES

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

13. SUBSEQUENT EVENTS

Management has evaluated all subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued, require adjustment to or disclosure in the accompanying condensed consolidated financial statements.

Foreign Currency Exchange Rates

The Argentine peso to United States dollar exchange rate was 94.0062, 91.9605, and 84.0747 at May 14, March 31, 2021 and December 31, 2020, respectively.

The British pound to United States dollar exchange rate was 0.7104, 0.7264, and 0.7325 at May 14, March 31, 2021 and December 31, 2020, respectively.

Employment Agreement

On April 7, 2021, the Company paid a total of $58,001 to Mr. Mathis in connection with his deferred compensation. (See Note 17 – Commitments and Contingencies)

Lease Agreement

On April 8, 2021, GGI entered into a lease agreement to lease a retail space in Miami, Florida for 7 years at $26,758 per month, plus applicable sales tax. The base rent is subject to increase at the beginning of the second and each subsequent lease year during the term by an amount equal to 3% of the base rent.

Common Stock Purchase Agreement and Registration Rights Agreement

On May 6, 2021, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Tumim Stone Capital LLC (“Tumim Stone Capital”). Pursuant to the Purchase Agreement, the Company has the right to sell to Tumim Stone Capital up to the lesser of (i) $50,000,000 of newly issued shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the term of the Purchase Agreement. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company and the Company is under no obligation to sell securities pursuant to this arrangement. Shares of Common Stock may be sold by the Company pursuant to this arrangement over a period of up to 36 months after Commencement (as defined below).

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Upon the satisfaction of the conditions in the Purchase Agreement, including that a registration statement that we agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement is declared effective by the SEC and a final prospectus in connection therewith is filed with the SEC (such event, the “Commencement”), we will have the right, but not the obligation, from time to time at our sole discretion over the 36-month period from and after the Commencement, to direct Tumim Stone Capital to purchase up to a fixed maximum amount of shares of Common Stock as set forth in the Purchase Agreement (each, a “Fixed Purchase”) on any trading day, so long as, (i) the daily volume weighted average price for the Common Stock for such trading day is not the lowest daily volume weighted average price for the Common Stock during the 10-consecutive trading day period ending on and including such trading day (the “Valuation Period”), (ii) the closing sale price of the Common Stock on such trading day is greater than each of (A) the specified threshold price set forth in the Purchase Agreement and (B) the arithmetic average of the 10-daily volume weighted average prices for the Common Stock during the Valuation Period, (iii) at least three trading days shall have elapsed since the trading day on which the most recent prior notice to purchase Common Stock under the Purchase Agreement was delivered by the Company to Tumim Stone Capital, and (iv) all shares of Common Stock subject to all prior purchases by Tumim Stone Capital under the Purchase Agreement have theretofore been received by Tumim Stone Capital electronically as set forth in the Purchase Agreement. The purchase price of the shares of Common Stock that we elect to sell to Tumim Stone Capital pursuant to the Purchase Agreement will be determined by reference to the market prices of the Common Stock during the Valuation Period at the time of such purchases as set forth in the Commitment Purchase Agreement, less a fixed 7% discount.

In addition to Fixed Purchases, as described above, we will have the right, but not the obligation, from time to time at our sole discretion over the 36-month period from and after the Commencement, to direct Tumim Stone Capital to purchase additional amounts of our Common Stock as VWAP purchases as set forth in the Purchase Agreement (each, a “VWAP Purchase”) on any trading day, so long as, (i) the closing sale price of the Common Stock on such trading day is greater than the specified threshold price set forth in the Purchase Agreement, (ii) at least three trading days shall have elapsed since the trading day on which the most recent prior notice to purchase Common Stock under the Purchase Agreement was delivered by the Company to Tumim Stone Capital, and (iii) all shares of Common Stock subject to all prior purchases by Tumim Stone Capital under the Purchase Agreement have theretofore been received by Tumim Stone Capital electronically as set forth in the Purchase Agreement. The Company may not deliver a notice for a Fixed Purchase and a notice for a VWAP Purchase to Tumim Stone Capital on the same trading day.

From and after Commencement, the Company will control the timing and amount of any sales of Common Stock to Tumim Stone Capital. Actual sales of shares of our Common Stock to Tumim Stone Capital under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

As consideration for Tumim Stone Capital’s irrevocable commitment to purchase shares of Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, concurrently with the execution and delivery of the Purchase Agreement, the Company issued to Tumim Stone Capital 120,337 shares of Common Stock (the “Commitment Shares”). The Company has also agreed to reimburse Tumim Stone Capital for the fees and expenses of its counsel, up to a maximum of $35,000.

Under the applicable rules of The Nasdaq Stock Market LLC (“Nasdaq”), in no event may we issue to Tumim Stone Capital under the Purchase Agreement more than 1,949,404 shares of our Common Stock (including the Commitment Shares), which represents 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) we obtain stockholder approval to issue shares of Common Stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of Common Stock to Tumim Stone Capital under the Purchase Agreement equals or exceeds the lower of (i) the Nasdaq official closing price immediately preceding the execution of the Purchase Agreement or (ii) the arithmetic average of the five Nasdaq official closing prices for the Common Stock immediately preceding the execution of the Purchase Agreement, plus an incremental amount of $0.322, such that the transactions contemplated by the Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules. In any event, the Purchase Agreement specifically provides that we may not issue or sell any shares of our Common Stock under the Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of the Nasdaq.

In all instances, we may not sell shares of our Common Stock to Tumim Stone Capital under the Purchase Agreement if it would result in Tumim Stone Capital beneficially owning more than 4.99% of the Common Stock.

Kingswood Capital Markets, division of Benchmark Investments, Inc. acted as the exclusive placement agent in connection with the transactions contemplated by the Purchase Agreement, for which the Company will pay to Kingswood a cash placement fee equal to 8.0% of the amount of the Total Commitment actually paid by Tumim Stone Capital to the Company pursuant to the Purchase Agreement.

The Purchase Agreement will automatically terminate on the earliest to occur of (i) the first day of the month next following the 36-month anniversary after Commencement (which term may not be extended by the parties), (ii) the date on which Tumim Stone Capital shall have purchased the Total Commitment worth of shares of Common Stock, (iii) the date on which the Common Stock shall have failed to be listed or quoted on The Nasdaq Capital Market or any other “Eligible Market” (as defined in the Purchase Agreement), and (iv) the date on which the Company commences a voluntary bankruptcy proceeding or any Person commences a proceeding against the Company, a Custodian is appointed for the Company or for all or substantially all of its property, or the Company makes a general assignment for the benefit of its creditors. The Company has the right to terminate the Purchase Agreement at any time after Commencement, at no cost or penalty, upon 10 trading days’ prior written notice to Tumim Stone Capital. Neither the Company nor Tumim Stone Capital may assign or transfer its rights and obligations under the Purchase Agreement or the Registration Rights Agreement, and no provision of the Purchase Agreement or the Registration Rights Agreement may be modified or waived by the parties.

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

A 15:1 reverse stock split of the Company’s common stock was effected on February 16, 2021 (the “Reverse Stock Split”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Unless the context requires otherwise, references in this document to “GGH”, “we”, “our”, “us” or the “Company” are to Gaucho Group Holdings, Inc. and its subsidiaries.

Please note that because we qualify as an emerging growth company and as a smaller reporting company, we have elected to follow the smaller reporting company rules in preparing this Quarterly Report on Form 10-Q.

Overview

Gaucho Group Holdings, Inc. (“GGH” or the “Company”) positions its e-commerce leather goods, accessories, and fashion brand, Gaucho – Buenos Aires™, as one of luxury, creating a platform for the global consumer to access their piece of Argentine style and high-end products. With a concentration on leather goods, ready-to-wear and accessories, this is the luxury brand in which Argentina finds its contemporary expression. By the end of the second quarter of 2021, the Company anticipates launching Gaucho Casa, a Home & Living line of luxury textiles and home accessories, which will be marketed and sold on the Gaucho – Buenos Aires e-commerce platform and at the flagship retail location in Miami’s Design District shopping mall. Gaucho Casa challenges traditional lifestyle collections with its luxury textiles and home accessories rooted in the singular spirit of the gaucho aesthetic. GGH seeks to grow its direct-to-consumer online products to global markets in the United States, Asia, the United Kingdom, Europe, and Argentina. We intend to focus on e-commerce and scalability of the Gaucho – Buenos Aires and Gaucho Casa brands, as real estate in Argentina is politically sensitive.

GGH’s goal is to become recognized as the LVMH (“Louis Vuitton Moët Hennessy”) of South America’s leading luxury brands. Through one of its wholly owned subsidiaries, GGH also owns and operates legacy investments in the boutique hotel, hospitality and luxury vineyard property markets. This includes a golf, tennis and wellness resort, as well as an award winning, wine production company concentrating on Malbecs and Malbec blends. Utilizing these wines as its ambassador, GGH seeks to further develop its legacy real estate, which includes developing residential vineyard lots located within its resort.

Due to COVID-19, we have terminated the corporate office lease and senior management works remotely. GGH’s local operations are managed by professional staff with substantial hotel, hospitality and resort experience in Buenos Aires and San Rafael, Argentina.

Recent Developments and Trends

In January 2021, Wine Enthusiast rated and reviewed our Algodon 2012 PIMA Red Blend Mendoza and awarded it 91 points.

PPP Loan Forgiveness

On May 6, 2020, we entered into a potentially forgivable loan from the U.S. Small Business Administration (“SBA”) pursuant to the Paycheck Protection Program (“PPP”) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”), resulting in net proceeds of $242,487 (the “PPP Loan”). To facilitate the PPP Loan, we entered into a note payable agreement with Santander Bank, N.A. as the lender. On March 26, 2021, the SBA forgave the PPP Loan in full

Public Offering

On February 19, 2021, we closed an underwritten public offering of Units at an offering price of $6.00 per Unit. We sold and issued an aggregate of 1,333,334 shares of common stock and 1,533,333 warrants at an exercise price of $6.00 per share for approximate gross and net proceeds of $8.0 million and $6.6 million, respectively, which includes offering costs of $1.4 million that include underwriting discounts and commissions and other offering expenses. In connection with the public offering, we issued the representative of such underwriters a common stock purchase warrant exercisable for up to 15,333 shares of common stock at an exercise price of $7.50 per share.

Due to the successful closing of the public offering, 54,154 shares of GGH’s common stock previously issued to Kingswood Capital Markets became fully vested on February 19, 2021.

Series B Preferred Stock Conversion

Effective February 16, 2021, as a result of the listing of the Common Stock on Nasdaq, all outstanding shares of Series B preferred stock were converted into 600,713 shares of Common Stock.

Unit Issuances

On January 8, 2021, we issued an aggregate of 73,167 shares of common stock and warrants to purchase 73,167 shares of common stock at an exercise price of $6.00 per share to accredited investors with a substantive pre-existing relationship with GGH for aggregate gross proceeds of $439,000.

Initiatives

We have implemented a number of initiatives designed to expand revenues and control costs. Revenue enhancement initiatives include expanding marketing, investment in additional winery capacity and developing new real estate development revenue sources. Our goal for 2021 is to focus on actions that can result in immediate revenues, such as e-commerce sales, continued deeding of lots and real estate sales and greater distribution of our wines by supporting our importer and their network partners.

Cost reduction initiatives include investment in equipment that will decrease our reliance on subcontractors, plus outsourcing and restructuring of certain functions. Further, we have begun to reduce operational expenses by approximately $800,000 per year by reducing administrative costs including non-renewal of the lease in August 2020 for our New York headquarters and reduction in workforce hours and marketing expenses. Some of these significant savings will be immediate, others will be unfolding throughout time. Our goal is ultimately to reduce expenses of between $1-2 million in 2021. Our goal is to become more self-sufficient and less dependent on outside financing.

Consolidated Results of Operations

Three months March 31, 2021 compared to three months ended March 31, 2020

Overview

We reported net losses of approximately $1.1 million and $ 1.3 million for the three months ended March 31, 2021 and 2020, respectively.

Revenues

Revenues from operations were approximately $275,000 and $297,000 during the three months ended March 31, 2021 and 2020, respectively, reflecting a decrease of approximately $22,000 or 7%. Decreases in revenues are primarily due to approximately $116,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar and decreases in hotel revenues of approximately $55,000 resulting from the hotels reopening with COVID-19 measures implemented as a result of the COVID-19 pandemic, which were partially offset by an increase in restaurant revenues of approximately $125,000 and an increase in wine sales of approximately $23,000 resulting from the Argentine government’s efforts to promote tourism and revitalize local businesses by subsidizing a portion of sales.

Gross profit

We generated a gross profit of approximately $116,000 for the three months ended March 31, 2021 as compared to a gross profit of approximately $48,000 for the three months ended March 31, 2020, representing an increase of $68,000 or 142%. Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $90,000 from $249,000 for the three months ended March 31, 2020 to $159,000 for the three months ended March 31,2021. The decrease in cost of sales resulted from the decrease in hotel costs of approximately $21,000, and a decrease of approximately $69,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Selling and marketing expenses

Selling and marketing expenses were approximately $117,000 and $38,000 for the three months ended March 31, 2021 and 2020, respectively, representing an increase of $79,000 or 208% in 2021, primarily resulting from entering into new contracts during the three months ended March 31, 2021 related to investor and public relations.

General and administrative expenses

General and administrative expenses were approximately $1,358,000 and $1,229,000 for the three months ended March 31, 2021 and 2020, respectively, representing an increase of $129,000 or 10%. The increase results primarily from the increases of approximately $193,000 in professional fees, partially offset by a decrease of approximately $87,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $37,000 and $46,000 during the three months ended March 31, 2021 and 2020, respectively, representing a decrease of $9,000 or 20%.

Interest expense, net

Interest expense, net was approximately $6,000 and $30,000 during the three months ended March 31, 2021 and 2020, respectively, representing a decrease of $24,000 or 80%. The decrease is primarily related to the decrease in the average balance of debt outstanding during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Forgiveness of PPP Loan

We recognized a gain on forgiveness of PPP Loan of approximately $242,000 during the three months ended March 31, 2021.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	March 31, 2021	December 31, 2020
	(unaudited)

Cash	$5,467,448	$134,536

Working Capital (Deficiency)	$5,149,806	$(2,573,099)

Loans Payable	$422,853	$748,322

Debt Obligations	$107,000	$1,270,354

During the three months ended March 31, 2021 and 2020, we financed our activities from proceeds derived from debt and equity financings occurring in prior periods. A significant portion of the funds have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

Net cash used in operating activities for the three months ended March 31, 2021 and 2020 amounted to approximately $2,075,000 and $1,060,000, respectively. During the three months ended March 31, 2021, the net cash used in operating activities was primarily attributable to the net loss of approximately $1,140,000, adjusted for approximately $45,000 of net non-cash income, and approximately $890,000 of cash used to fund changes in the levels of operating assets and liabilities. During the three months ended March 31, 2020, the net cash used in operating activities was primarily attributable to the net loss of approximately $1,295,000, adjusted for approximately $227,000 of net non-cash expenses, partially offset by approximately $8,000 of cash provided by changes in the levels of operating assets and liabilities.

Cash used in investing activities for the three months ended March 31, 2021 and 2020 amounted to approximately $17,000, which resulted entirely from the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2021 and 2020 amounted to approximately $7,326,000 and $1,100,000, respectively. For the three months ended March 31, 2021, the net cash provided by financing activities resulted from approximately $7,287,000 of proceeds provided by the sale of common stock and warrants in a public offering and $439,000 from the proceeds from the sale of common stock and warrants to accredited investors, partially offset by payments of offering costs related to the public offering of approximately $320,000 and loan repayments of approximately $80,000. For the three months ended March 31, 2020, the net cash provided by financing activities resulted primarily from approximately $725,000 of proceeds from convertible debt obligations and approximately $368,000 and $28,000 from the proceeds from the issuance of related party loans and non-related party loans payable, respectively, partially offset by loan repayments of approximately $21,000.

As of March 31, 2021, we had cash and working capital of $5,467,448 and $5,149,806, respectively. During the three months ended March 31, 2021, we incurred a net loss of $1,005,360.

See Note 13 - Subsequent Events for details associated with a common stock purchase agreement that the Company entered into with Tumum Stone Capital LLC.

We expect that the cash on hand as well as the forecasted cash generated from operating activities which includes projected increases in revenues, will fund our operations for a least 12 months after the issuance date of these financial statements.

Since inception, our operations have primarily been funded through proceeds received in equity and debt financings. We believe we have access to capital resources and continue to evaluate additional financing opportunities. There is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds we might raise will enable us to complete our development initiatives or attain profitable operations.

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

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies, estimates and new accounting pronouncements set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K filed with the SEC on April 12, 2021. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2021, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time GGH and its subsidiaries and affiliates are subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by its insurance coverage, and even if they are, if claims against GGH and its subsidiaries are successful, they may exceed the limits of applicable insurance coverage. We are not involved in any litigation that we believe is likely, individually or in the aggregate, to have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 12, 2021.

We face significant business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

We temporarily closed our hotel, restaurant, winery operations, and golf and tennis operations. On October 19, 2020, we re-opened our winery and golf and tennis facilities with COVID-19 measures implemented. Most recently, we reopened the Algodon Mansion as of November 11, 2020 with COVID-19 measures implemented. However, on March 15, 2020, the Argentine government announced the closing of its borders to foreigners. As of May 10, 2021, Argentina’s borders continue to be closed to non-resident foreign nationals. Due to COVID-19, construction on homes was temporarily halted from March to September but has resumed. On April 30, 2021, Argentina announced that COVID restrictions would be extended until May 21, 2021.

The Company reduced expenses by negotiating an early termination of our office lease at 135 Fifth Avenue in New York City, and all employees and contractors are currently working from home. In addition, we are reviewing our labor needs to run the administrative side of the Company in New York.

Throughout the pandemic, we also experienced significant delays in product development, production, and shipping from our overseas manufacturing partners, many of whom have been on complete lockdown for the safety of their workers. Some of our manufacturing partners have even had to close permanently. Because of this, we are in the process of pursuing new vendors.

Due to the events stated above, it was necessary for us to reduce our email marketing efforts to our customer database, as we were not able to fulfill orders. This resulted in a significant reduction in our web traffic and sales.

Although the Company presently has enough cash on hand to sustain its operations on a month to month basis, we are continuing to explore opportunities with third parties and related parties to provide some or all of the capital that we need. However, if we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations, liquidate assets and/or seek reorganization under the U.S. bankruptcy code.

The Company is continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on the Company’s operations, financial position and cash flows, as well as the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s future operations and liquidity is uncertain. While there could ultimately be a material impact on operations and liquidity of the Company, as of the date of this annual report, the impact cannot be determined at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a summary of all securities that we have sold since January 1, 2021 without registration under the Securities Act of 1933, as amended (the “Securities Act”).

As part of the Company’s convertible note financing in early 2018, the Company sold promissory notes totaling $1,163,354 to John I. Griffin and his wholly owned company JLAL Holdings Ltd. The notes have a 90-day maturity, bear interest at 8% per annum and were convertible into the Company’s common stock at a 10% discount to the price used for the sale of the Company’s common stock in the Company’s next private placement offering. These notes matured on June 30, 2019. On January 8, 2021, the Company issued 237,012 shares of common stock and warrants to purchase 237,012 shares of common stock in total to Mr. Griffin and JLAL Holdings Ltd., reflecting a conversion of $1,163,354 in principal and $258,714 in interest. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the SEC on May 23, 2018.

As part of the Unit offering that commenced in October 2020, the Company received $439,000 between January 1, 2021 and terminating on January 8, 2021 from accredited investors with a substantive pre-existing relationship with the Company. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D for this offering was filed with the Securities and Exchange Commission on December 7, 2020, and amended Form D filings for this offering were filed on January 5, 2021, January 14, 2021, and February 22, 2021.

Item 3. Defaults upon Senior Securities

On March 31, 2017, the Company received a bank loan in the amount of $519,156 (ARS $8,000,000) (the “2017 Loan”). The loan bears interest at 24.18% per annum and became due on March 1, 2021. Due to the COVID-19, the bank extended the maturity date to March 31, 2021. Principal and interest will be paid in forty-two monthly installments beginning on October 1, 2017 and ending on March 1, 2021. During 2018, the Company defaulted on certain 2017 Loan payments, and as a result, the 2017 Loan is currently payable upon demand.

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

As previously reported on the Company’s Annual Reports on Forms 10-K for the years ending December 31, 2017, December 31, 2018, and December 31, 2019, the Company sold convertible promissory notes in the aggregate principal amount of $2,046,730 (together, the “2017 Notes”). The 2017 Notes matured 90 days from the date of issuance, bear interest at 8% per annum and were convertible into the Company’s common stock at $0.63 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. During the three months ended principal and interest of $1,163,354 and $258,714 were exchanged for common stock and warrants with an aggregate fair value of $1,422,068. As of March 31, 2021, principal of $7,000 and interest of $4,546 outstanding on the 2017 Notes is past due and is payable on demand. The 2017 Notes are no longer convertible.

As disclosed previously in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company’s subsidiary, Gaucho Group, Inc. (“GGI”) sold convertible promissory notes in the total amount of $2,266,800 to accredited investors (the “GGI Notes”). The maturity date of the notes was March 31, 2019, and at the option of the holder, the principal amount of the note plus accrued interest could be converted into GGI common stock at a 20% discount to the share price in a future offering of common stock by GGI. One GGI Note representing $100,000 of principal and $14,994 of interest is past due as of March 31, 2021 and payable on demand. GGI Notes are no longer convertible since the notes are past their maturity date.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

On February 16, 2021, the Company filed an Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock at a ratio of 15-for-1 (the “Reverse Split”). There were no fractional shares issued as a result of the Reverse Split. All fractional shares as a result of the Reverse Split were rounded up to the nearest whole number. The total number of the Company’s authorized shares of common stock or preferred stock was not affected by the foregoing. As a result, after giving effect to the Reverse Split, the Company remains authorized to issue a total of 150,000,000 shares of common stock.

On February 16, 2021, as a result of the listing of the Company’s common stock on Nasdaq, all outstanding shares of Series B were converted into 600,713 shares of common stock.

On March 26, 2021, the Company received notice that the U.S. Small Business Administration forgave the Paycheck Protection Program loan to the Company in full. However, the Company may be subject to tax on the debt forgiveness under state law.

On April 7, 2021, the Company paid a total of $58,001 to Mr. Mathis in connection with his voluntarily deferred compensation between March 13, 2020 and August 21, 2020.

On April 8, 2021, GGI entered into a seven-year lease for retail space located at 112 N.E. 41st Street, Suite 106, in Miami, Florida to sell its Gaucho – Buenos Aires™ products.

On May 6, 2021, in connection with entering into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Tumim Stone Capital LLC (“Tumim Stone Capital”), the Company issued 120,337 shares of common stock to Tumim Stone Capital. The details of the Purchase Agreement and the Registration Rights Agreement are available in the notes to our financial statements herein and in our Current Report on Form 8-K filed on May 7, 2021. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D will be filed with the SEC shortly after the filing of this Quarterly Report.

Use of Proceeds from Registered Offering

On February 16, 2021, the SEC declared effective our registration statement on Form S-1 (File No. 333-233586), as amended, filed in connection with an underwritten public offering (the “Offering”) of units (“Units”) at an offering price of $6.00 per Unit, each consisting of one share of common stock, par value $0.01 per share (“Common Stock”), and one common stock purchase warrant to purchase one share of Common Stock (the “Warrant”) pursuant to that certain underwriting agreement, dated February 16, 2021, between the Company and the underwriters named therein. We filed a prospectus with the SEC on February 18, 2021 (the “Prospectus”).

On February 19, 2021, the Company closed the Offering and sold and issued an aggregate of 1,333,334 shares of Common Stock and 1,533,333 Warrants, for approximate gross proceeds of $8,002,004, before deducting underwriting discounts and commissions and estimated offering expenses of $1,399,663, for net proceeds of $6,602,341. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We issued the representative of such underwriters a five-year common stock purchase warrant exercisable at $7.50 per share for up to 15,333 shares of Common Stock, exercisable as of August 19, 2021.

The sole book-running managing underwriter of the offering was Kingswood Capital Markets, a division of Benchmark Investments, Inc. R.F. Lafferty Co., Inc. also participated in the offering.

Upon receipt, the net proceeds from the Offering were held in cash and cash equivalents, primarily bank deposits and money market funds. Through March 30, 2021, we have used a portion of the net proceeds from our Offering for working capital and for general corporate purposes, which include, but are not limited to, inventory production and marketing for the Company’s subsidiary, Gaucho Group, Inc., costs of this Offering, and operating expenses. There has been no material change in the planned use of proceeds from our Offering from those disclosed in the Prospectus.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
1.1	Underwriting Agreement, dated February 16, 2021 (10)
1.2	Warrant Agreement, including the form of Warrant, made as of February 19, 2021, between the Company and Continental. (11)
3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State effective February 16, 2021(10)
3.2	Amended and Restated Bylaws (1)
3.3	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 (5)
4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013(1)
4.2	Amendment No. 1 to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated February 28, 2017 (2)
4.3	Certificate of Designation of Series B Convertible Preferred Stock, dated February 28, 2017 (2)
4.4	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on December 3, 2019 and filed with the Delaware Secretary of State.(6)
4.5	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on January 30, 2020 and filed with the Delaware Secretary of State. (7)
4.6	2016 Stock Option Plan. (3)
4.7	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016. (3)
4.8	2018 Equity Incentive Plan. (4)
4.9	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 (5)
4.10	Amendment to the Company’s 2018 Equity Incentive Plan effective July 8, 2019 as approved by the Board of Directors (8)
4.11	Form of Unit Warrant (9)
10.1	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 (12)
10.2	Commercial Lease Agreement between Gaucho Group, Inc. and Design District Development Partners, LLC, dated April 8, 2021(13)
10.3	Common Stock Purchase Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated May 6, 2021(14)
10.4	Registration Rights Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated May 6, 2021(14)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Algodon Wine Estates Property Map(13)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2017.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2017.
4.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2019.
7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2020.
8.	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on August 30, 2019.
9.	Incorporated by reference to the Company’s Amended Registration Statement on Form S-1 filed on December 8, 2020.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2021.
11.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2021.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020.
13.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 12, 2021.
14.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 7, 2021.
*	Filed herewith.
**	Furnished, not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2021	GAUCHO GROUP HOLDINGS, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

