Form 10-Q
period 2021-06-30
Gaucho Group Holdings, Inc.
filed 2021-08-16
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of August 16, 2021, there were 8,698,249 shares of common stock outstanding.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020	3
Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2021 and 2020	4
Unaudited Condensed Consolidated Statement of Changes in Temporary Equity and Stockholders’ Equity (Deficiency) for the Three and Six Months Ended June 30, 2021	5
Unaudited Condensed Consolidated Statement of Changes in Temporary Equity and Stockholders’ Deficiency for the Three and Six Months Ended June 30, 2020.	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	7
Notes to Unaudited Condensed Consolidated Financial Statements	9
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	33
ITEM 4. Controls and Procedures	33
PART II
OTHER INFORMATION
ITEM 1. Legal Proceedings	35
ITEM 1A. Risk Factors	35
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
ITEM 3. Defaults Upon Senior Securities	36
ITEM 4. Mine Safety Disclosures	37
ITEM 5. Other Information	37
ITEM 6. Exhibits	38
Signatures	39

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current Assets
Cash	$3,215,580	$134,536
Accounts receivable, net of allowance of $196,837 and $180,941 as of June 30, 2021 and December 31, 2020, respectively	292,245	255,720
Accounts receivable - related parties, net of allowance of $339,503 and $332,130 as of June 30, 2021 and December 31, 2020, respectively	545,960	252,852
Subscription receivable	1,377,150	-
Advances to employees	314,350	282,508
Inventory	1,189,745	1,172,775
Real estate lots held for sale	132,629	139,492
Operating lease right-of-use asset, current portion	318,106	-
Investment	46,615	53,066
Deposits, current	15,269	35,854
Prepaid expenses and other current assets	358,331	196,539
Total Current Assets	7,805,980	2,523,342
Long Term Assets
Property and equipment, net	3,015,983	2,860,222
Operating lease right-of-use asset, non-current portion	1,471,233	-
Prepaid foreign taxes, net	569,977	519,499
Investment - related parties	1,000,000	457
Deferred offering costs	39,000	67,016
Deposits, non-current	56,130	-
Total Assets	$13,958,303	$5,970,536

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2021	2020
	(unaudited)
Liabilities, Temporary Equity and Stockholders’ Equity (Deficiency)
Current Liabilities
Accounts payable	$484,233	$891,168
Accrued expenses, current portion	509,839	1,401,402
Deferred revenue	967,433	933,941
Operating lease liabilities, current portion	263,292	-
Loans payable, current portion	281,006	437,731
Debt obligations	7,000	1,270,354
Investor deposits	29,950	29,950
Other current liabilities	314,885	131,895
Total Current Liabilities	2,857,638	5,096,441
Long Term Liabilities
Accrued expenses, non-current portion	136,432	169,678
Operating lease liabilities, non-current portion	1,535,869	-
Loans payable, non-current portion	94,000	310,591
Total Liabilities	4,623,939	5,576,710
Commitments and Contingencies (Note 13)
Series B convertible redeemable preferred stock, par value $0.01 per share; 902,670 shares authorized; 0 and 901,070 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	9,010,824
Stockholders’ Equity (Deficiency)
Preferred stock, 11,000,000 shares authorized:
Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; no shares are available for issuance	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 8,088,864 and 5,234,406 shares issued and 8,085,495 and 5,231,037 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	80,888	52,344
Additional paid-in capital	116,984,958	96,951,440
Accumulated other comprehensive loss	(11,697,161)	(11,932,801)
Accumulated deficit	(95,895,413)	(93,534,828)
Treasury stock, at cost, 3,369 shares at June 30, 2021 and December 31, 2020	(46,355)	(46,355)
Total Gaucho Group Holdings, Inc. Stockholders’ Equity (Deficiency)	9,426,917	(8,510,200)
Non-controlling interest	(92,553)	(106,798)
Total Stockholders’ Equity (Deficiency)	9,334,364	(8,616,998)
Total Liabilities, Temporary Equity and Stockholders’ Equity (Deficiency)	$13,958,303	$5,970,536

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Sales	$340,360	$117,332	$615,399	$414,318
Cost of sales	(280,100)	(241,205)	(439,566)	(490,626)
Gross profit (loss)	60,260	(123,873)	175,833	(76,308)
Operating Expenses
Selling and marketing	118,695	12,106	235,211	49,999
General and administrative	1,205,633	1,253,038	2,563,630	2,482,273
Depreciation and amortization	30,992	46,342	67,922	92,503
Total operating expenses	1,355,320	1,311,486	2,866,763	2,624,775
Loss from Operations	(1,295,060)	(1,435,359)	(2,690,930)	(2,701,083)

Other Expense (Income)
Interest expense, net	32,584	90,903	38,563	121,136
Forgiveness of PPP Loan	-	-	(242,486)	-
Gains from foreign currency translation	(9,858)	(20,025)	(28,861)	(20,490)
Total other expense (income)	22,726	70,878	(232,784)	100,646
Net Loss	(1,317,786)	(1,506,237)	(2,458,146)	(2,801,729)
Net loss attributable to non-controlling interest	70,052	52,872	97,561	95,517
Series B preferred stock dividends	-	(182,353)	-	(362,123)
Net Loss Attributable to Common Stockholders	$(1,247,734)	$(1,635,718)	$(2,360,585)	$(3,068,335)

Net Loss per Common Share	$(0.16)	$(0.41)	$(0.34)	$(0.76)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	7,565,530	4,018,101	6,957,709	4,018,101

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net loss	$(1,317,786)	$(1,506,237)	$(2,458,146)	$(2,801,729)
Other comprehensive income:
Foreign currency translation adjustments	136,660	290,472	235,640	418,523
Comprehensive loss	(1,181,126)	(1,215,765)	(2,222,506)	(2,383,206)
Comprehensive loss attributable to non-controlling interests	70,052	52,872	97,561	95,517
Comprehensive loss attributable to controlling interests	$(1,111,074)	$(1,162,893)	$(2,124,945)	$(2,287,689)

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND

STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(unaudited)

	Series B Convertible							Accumulated		Gaucho Group		Total
	Redeemable						Additional	Other		Holdings	Non-	Stockholders’
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	(Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Equity
Balance - January 1, 2021	901,070	$9,010,824	5,234,406	$52,344	3,369	$(46,355)	$96,951,440	$(11,932,801)	$(93,534,828)	$(8,510,200)	$(106,798)	$(8,616,998)
Stock-based compensation:
Options and warrants	-	-	-	-	-	-	101,453	-	-	101,453	67,196	168,649
Common stock and warrants issued for cash, in public offering, net of offering costs [1]	-	-	1,333,334	13,333	-	-	6,589,008	-	-	6,602,341	-	6,602,341
Common stock and warrants issued for cash	-	-	73,167	732	-	-	438,268	-	-	439,000	-	439,000
Common stock and warrants issued to underwriter in public offering	-	-	-	-	-	-	297,963	-	-	297,963	-	297,963
Common stock and warrants issued upon exchange of debt and accrued interest	-	-	237,012	2,370	-	-	1,419,698	-	-	1,422,068	-	1,422,068
Common stock issued upon conversion of Series B Convertible Preferred Stock	(901,070)	(9,010,824)	600,713	6,007	-	-	9,004,817	-	-	9,010,824	-	9,010,824
Effect of reverse stocksplit	-	-	495	-	-	-	-	-	-	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,112,851)	(1,112,851)	(27,509)	(1,140,360)
Other comprehensive income	-	-	-	-	-	-	-	98,980	-	98,980	-	98,980
Balance - March 31, 2021	-	-	7,479,127	74,786	3,369	(46,355)	114,802,647	(11,833,821)	(94,647,679)	8,349,578	(67,111)	8,282,467
Stock-based compensation:
Options and warrants	-	-	-	-	-	-	101,453	-	-	101,453	44,610	146,063
Common stock issued to placement agent as commitment fees	-	-	120,337	1,208	-	-	498,792	-	-	500,000	-	500,000
Common stock issued for cash, net of offering costs [2]	-	-	489,400	4,894	-	-	1,582,066	-	-	1,586,960	-	1,586,960
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,247,734)	(1,247,734)	(70,052)	(1,317,786)
Other comprehensive income	-	-	-	-	-	-	-	136,660	-	136,660	-	136,660
Balance - June 30, 2021	-	$-	8,088,864	$80,888	3,369	$(46,355)	$116,984,958	$(11,697,161)	$(95,895,413)	$9,426,917	$(92,553)	$9,334,364

[1]	Includes gross proceeds of $8,002,004, less offering costs of $1,399,663 ($1,034,684 of cash and $364,979 of non-cash).

[2]	Includes gross proceeds of $2,303,211, less offering costs of $716,251 ($216,251 of cash and $500,000 of non-cash). As of June 30, 2021, the Company had not received gross proceeds of $1,377,150 related to the sale of 300,000 shares of common stock and, accordingly, such amount was included in subscription receivable on the condensed consolidated balance sheet.

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND

STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

(unaudited)

	Series B Convertible							Accumulated		Gaucho Group
	Redeemable						Additional	Other		Holdings	Non	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Deficiency
Balance - January 1, 2020	902,670	$9,026,824	4,021,470	$40,215	3,369	$(46,355)	$91,238,518	$(12,399,833)	$(87,886,307)	$(9,053,762)	$26,364	$(9,027,398)
Options and warrants	—	—	—	—	—	—	103,581	—	—	103,581	—	103,581
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(1,252,847)	(1,252,847)	(42,645)	(1,295,492)
Other comprehensive income	—	—	—	—	—	—	—	128,051	—	128,051	—	128,051
Balance - March 31, 2020	902,670	9,026,824	4,021,470	40,215	3,369	(46,355)	91,342,099	(12,271,782)	(89,139,154)	(10,074,977)	(16,281)	(10,091,258)

Options and warrants	—	—	—	—	—	—	102,675	—	—	102,675	—	102,675
Repurchase of preferred stock	(1,600)	(16,000)	—	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(1,453,365)	(1,453,365)	(52,872)	(1,506,237)
Other comprehensive income	—	—	—	—	—	—	—	290,472	—	290,472	—	290,472
Balance - June 30, 2020	901,070	$9,010,824	4,021,470	$40,215	3,369	$(46,355)	$91,444,774	$(11,981,310)	$(90,592,519)	$(11,135,195)	$(69,153)	$(11,204,348)

See Notes to the Condensed Consolidated Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(2,458,146)	$(2,801,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	20,437	18,433
Options	314,712	206,256
Gain on foreign currency translation	(28,861)	(20,490)
Unrealized investment losses (gains)	457	(448)
Depreciation and amortization	67,922	92,503
Amortization of right-of-use asset	53,704	92,862
Amortization of debt discount	-	7,102
Provision for (recovery of) uncollectible assets	9,338	(28,897)
Loss on derecognition of right-of-use asset and lease liabilities	-	39,367
Forgiveness of PPP Loan	(242,486)	-
Decrease (increase) in assets:
Accounts receivable	(420,996)	(54,914)
Inventory	(10,107)	156,670
Deposits	(35,545)	18,451
Prepaid expenses and other current assets	(206,396)	(27,075)
Increase (decrease) in liabilities:	-
Accounts payable and accrued expenses	(1,017,085)	348,537
Operating lease liabilities	(43,882)	(98,641)
Deferred revenue	33,492	(15,405)
Other liabilities	(1,261)	31,241
Total Adjustments	(1,506,557)	765,552
Net Cash Used in Operating Activities	(3,964,703)	(2,036,177)
Cash Flows from Investing Activities
Purchase of property and equipment	(223,651)	(17,203)
Purchase of investment - related parties	(1,000,000)	-
Net Cash Used in Investing Activities	(1,223,651)	(17,203)
Cash Flows from Financing Activities
Proceeds from loans payable	-	27,641
Proceeds from loans payable - related parties	-	267,397
Repayments of loans payable	(127,573)	(102,756)
Repayments of loans payable - related parties	-	(126,000)
Proceeds from convertible debt obligations	-	1,358,420
Repayments of debt obligations	(100,000)	-
Proceeds from underwritten public offering, net of offering costs [1]	7,287,004	-
Payment of offering costs	(390,684)	-
Proceeds from common stock issued for cash	926,061	-
Proceeds from sale of common stock and warrants	439,000	-
Proceeds from PPP Loan	-	242,487
Proceeds from SBA Economic Injury Disaster Loan	-	94,000
Repurchase of preferred stock	-	(16,000)
Net Cash Provided by Financing Activities	8,033,808	1,745,189
Effect of Exchange Rate Changes on Cash	235,590	418,523
Net Increase in Cash	3,081,044	110,332
Cash - Beginning of Period	134,536	40,378
Cash - End of Period	$3,215,580	$150,710

[1]	Includes gross proceeds of $8,002,004, less offering costs of $715,000.

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Six Months Ended
	June 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Interest paid	$359,451	$125,561
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Common stock and warrants issued upon exchange of debt and accrued interest	$1,422,068	$-
Series B Preferred stock converted to common stock	$9,010,824	$-
Reclassification of deferred offering cost to additional paid in capital	$67,016	$-
Common stock and warrants issued to underwriter in public offering	$297,963	$-
Common stock issued for subscription receivable	$1,377,150	$-
Accrual of offering costs	$74,085	$-
Common stock issued to placement agent as commitment fees	$500,000	$-
Right-of-use assets obtained in exchange for lease obligations	$1,843,043	$-

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

As wholly owned subsidiaries of GGH, InvestProperty Group, LLC (“IPG”) and Algodon Global Properties, LLC (“AGP”) operate as holding companies that invest in, develop and operate global real estate and other lifestyle businesses such as wine production and distribution, golf, tennis, and restaurants. GGH operates its properties through its ALGODON® brand. IPG and AGP have invested in two ALGODON® brand projects located in Argentina. The first project is Algodon Mansion, a Buenos Aires-based luxury boutique hotel property that opened in 2010 and is owned by the Company’s subsidiary, The Algodon – Recoleta, SRL (“TAR”). The second project is the redevelopment, expansion and repositioning of a Mendoza-based winery and golf resort property now called Algodon Wine Estates (“AWE”), the integration of adjoining wine producing properties, and the subdivision of a portion of this property for residential development. GGH also holds a 79% ownership interest in its subsidiary Gaucho Group, Inc. (“GGI”) which began operations in 2019 for the distribution and sale of high-end luxury fashion and accessories through an e-commerce platform. On June 14, 2021, the Company formed a wholly-owned subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”), to develop a project in Las Vegas, Nevada, that may include opportunities in lodging, hospitality, retail, and gaming. On June 10, 2021 the company publicly announced the signing of a Letter of Intent to create a new strategic partnership with retail, hospitality, lifestyle, entertainment, leisure and gaming visionaries, Mark Advent, A. William (“Bill”) Allen, Timberline Real Estate Partners and Open Realty Properties for the purpose of creating a Gaucho Group Holdings development and Gaucho Group Holdings brand extensions in Las Vegas, Nevada. On June 17, 2021 Gaucho Group Holdings, Inc announced the signing of an agreement with LVH Holdings LLC to develop a project in Las Vegas, Nevada, expanding the Gaucho brand in ways that could include opportunities in lodging, hospitality, retail, and gaming. Then on July 22, 2021 Gaucho Group Holdings, Inc. announced it made a $2.5 million milestone payment to LVH Holdings LLC to advance the previously announced agreement to develop a project in Las Vegas, Nevada.

Risks and Uncertainties

In December 2019, the 2019 novel coronavirus (“COVID-19”) surfaced in Wuhan, China. The World Health Organization declared the outbreak as a global pandemic in March 2020. Recently, we temporarily closed our corporate office, as well as our hotel, restaurant, winery operations, and golf and tennis operations. Further, the outsourced factories which Gaucho ordered products have closed, borders for importing product have been impacted and the Gaucho fulfillment center is also closed. In response, we have reduced costs by negotiating out of our New York lease, renegotiating with our vendors, and implementing salary reductions. We have also created an e-commerce platform for our wine sales in response to the pandemic. On October 19, 2020, we re-opened our winery and golf and tennis facilities with COVID-19 measures implemented. Most recently, we reopened the Algodon Mansion as of November 11, 2020 with COVID-19 measures implemented. Additionally, the construction on homes were temporarily halted from March to September but has since resumed. The Company is continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on the Company’s operations, financial position and cash flows, as well as the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s future operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined. Our Buenos Aires hotel remains closed because Argentina’s international airport is closed to international flights. The San Rafael hotel and restaurant is closed for refurbishment.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies included in the audited consolidated financial statements as of December 31, 2020, and for the years then ended, which were included the Annual Report filed on Form 10-K on April 12, 2021, except as disclosed in this note.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on April 12, 2021.

Liquidity

As of June 30, 2021, the Company had cash and working capital of $3,215,580 and $4,948,342, respectively. During the six months ended June 30, 2021, the Company incurred a net loss of $2,458,146 and used cash in operating activities of $3,964,703. Subsequent to June 30, 2021, the Company collected subscription receivable of $1,377,150 and raised gross proceeds of $1,169,550 from the sale of its common stock. See Note 14 – Subsequent Events for details.

The Company expects that its cash on hand plus additional cash from the sales of common stock under the Purchase Agreement (see Note 10 – Temporary Equity and Stockholders’ Equity) will fund its operations for a least 12 months after the issuance date of these financial statements.

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

Highly Inflationary Status in Argentina

The Company recorded gains on foreign currency transactions during the three and six months ended June 30, 2021, of $9,858 and $28,861, respectively, and during the three and six months ended June 30, 2020, of $20,025 and $20,490, respectively, as a result of the net monetary liability position of its Argentine subsidiaries.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $2,954,928 and $54,681 at June 30, 2021 and December 31, 2020, respectively, of which, $577,897 and $54,681, respectively, represents cash held in Argentine bank accounts.

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

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Hotel rooms and events	$16,500	$3,507	$121,679	$209,762
Restaurants	175,477	5,864	303,495	65,380
Winemaking	28,385	20,844	47,050	21,887
Golf, tennis and other	104,989	87,117	121,607	116,540
Clothes and accessories	15,009	-	21,568	749
Total revenues	$340,360	$117,332	$615,399	$414,318

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

As of June 30, 2021 and December 31, 2020, the Company had deferred revenue of $918,172 and $849,828, respectively, associated with real estate lot sale deposits and had $49,261 and $84,113, respectively, of deferred revenue related to hotel deposits. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the condensed consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2021	2020

Options	601,033	598,659
Warrants	2,813,485	31,642
Series B convertible preferred stock	-	600,713
Convertible debt	-	229,563	[1]
Total potentially dilutive shares	3,414,518	1,460,577

[1]	As of June 30, 2020, certain of the convertible notes had variable conversion prices and the potentially dilutive shares were estimated based on market conditions.

New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2019-12 effective January 1, 2021, which did not have a material effect on the Company’s condensed consolidated financial statements.

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

On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is evaluating this new standard but does not expect it to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

3. INVENTORY

Inventory at June 30, 2021 and December 31, 2020 was comprised of the following:

	June 30,	December 31,
	2021	2020

Vineyard in process	$222,990	$286,491
Wine in process	552,390	576,801
Finished wine	45,113	39,549
Clothes and accessories	279,174	215,951
Other	90,078	53,983
Total	$1,189,745	$1,172,775

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

Investments at Fair Value:

As of June 30, 2021	Level 1	Level 2	Level 3	Total

Warrants - Affiliates	$-	$-	$-	$-
Government Bond	46,615	-	-	46,615

As of December 31, 2020	Level 1	Level 2	Level 3	Total

Warrants - Affiliates	$-	$-	$457	$457
Government Bond	53,066	-	-	53,066

A reconciliation of Level 3 assets is as follows:

Warrants - Affiliates

Balance - January 1, 2021	$457
Unrealized loss	(457)
Balance - June 30, 2021	$-

Investment at June 30, 2021, consisted of the Company’s investment in an Argentine government bond, purchased by the Company on December 3, 2019. The bond had an effective interest of 48% per annum and matured on December 31, 2020. There were no material unrealized gains or losses related to the Argentine government bond during the three and six months ended June 30, 2021. The bond was purchased to settle specific Argentine taxes with interest and penalties, of which majority of the amount was used on the date of purchase. As of June 30, 2021, the Company issued a legal claim with the government to seek a resolution to apply the remaining amount to another debt or to receive a refund.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company recorded unrealized losses on the affiliate warrants of $58 and $457 during the three and six months ended June 30, 2021, respectively, and $1,405 and $488 during the three and six months ended June 30, 2019, respectively, which are included in revenues on the accompanying unaudited condensed consolidated statements of operations.

5. ACCRUED EXPENSES

Accrued expenses were comprised of the following as of:

	June 30,	December 31,
	2021	2020

Accrued compensation and payroll taxes	$205,588	$169,164
Accrued taxes payable - Argentina	227,726	201,704
Accrued interest	22,975	609,725
Other accrued expenses	53,550	420,809
Accrued expenses, current	509,839	1,401,402
Accrued payroll tax obligations, non-current	136,432	169,678
Total accrued expenses	$646,271	$1,571,080

6. LOANS PAYABLE

The Company’s loans payable are summarized below:

	June 30,	December 31,
	2021	2020

PPP Loan	$-	$242,486
EIDL	94,000	94,000
2020 Demand Loan	-	14,749
2018 Loan	275,495	301,559
2017 Loan	5,511	15,115
Land Loan	-	80,413
Total Loans Payable	375,006	748,322
Less: current portion	281,006	437,731
Loans Payable, non-current	$94,000	$310,591

During the six months ended June 30, 2021, the Company made principal payments on loans payable in the aggregate of $127,573, of which, $13,234 was paid on the 2020 Demand Loan, $26,058 was paid on the 2018 Loan, $7,868 was paid on the 2017 Loan and $80,413 was paid on the Land Loan. During the six months ended June 30, 2021, the Company obtained forgiveness of the PPP Loan, which was recognized as other income on the condensed consolidated statement of operations. The remaining decrease in principal balances on the loans payable are the result of the impact of the change in exchange rates during the period.

The Company incurred interest expense related to the loans payable in the amount of $11,687 and $17,655 during the three and six months ended June 30, 2021, respectively, and incurred interest expense of $16,087 and $38,707 during the three and six months ended June 30, 2020, respectively, of which, $3,777 and $7,102, respectively represented amortization of debt discount.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. DEBT OBLIGATIONS

The Company’s debt obligations are summarized below:

	June 30, 2021			December 31, 2020
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

2010 Debt Obligations	$-	$13,416	$13,416	$-	$330,528	$330,528
2017 Notes	7,000	4,547	11,547	1,170,354	261,085	1,431,439
Gaucho Notes	-	-	-	100,000	13,270	113,270
Total Debt Obligations	$7,000	$17,963	$24,963	$1,270,354	$604,883	$1,875,237

[1]	Accrued interest is included as a component of accrued expenses on the accompanying condensed consolidated balance sheets.

Each of the debt obligations listed above are past due and are payable on demand. The Company incurred interest expense of $0 and $4,158 in connection with its debt obligations during the three and six months ended June 30, 2021, respectively, and incurred interest expense of $31,261 and $62,523 in connection with its debt obligations during the three and six months ended June 30, 2020, respectively.

The Company repaid principal and interest of $100,000 and $332,364, respectively, during the six months ended June 30, 2021.

On January 8, 2021, the Company issued 237,012 shares of common stock and warrants to purchase 237,012 shares of common stock to Mr. Griffin and JLAL Holdings Ltd with an aggregate issuance date fair value of $1,422,068 in exchange for notes payable with an aggregate of $1,163,354 in principal and $258,714 in accrued interest.

8. RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties in the amounts of $545,960 and $252,852 at June 30, 2021 and December 31, 2020, respectively, represent the net realizable value of advances made to separate entities under common management.

See Note 4 – Fair Value of Financial Instruments, for a discussion of the Company’s investment in warrants of a related, but independent, entity. See Note 13 – Commitments and Contingencies - Amended and Restated Limited Liability Company Agreement for details surrounding the related party transaction involving a Company director.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a Related Party to share expenses such as office space, support staff and other operating expenses (the “Related Party ESA”). The agreement was amended on January 1, 2017 to reflect the current use of personnel, office space, professional services. During the three and six months ended June 30, 2021, the Company recorded a contra-expense of $152,783 and $245,804, respectively, and during the three and six months ended June 30, 2020, the Company recorded a contra-expense of $203,941 and $343,857, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement. As of June 30, 2021 and December 31, 2020, the Company had accounts receivable – related parties, net of allowance of $545,960 and $252,852.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company had an expense sharing agreement with a different related entity to share expenses such as office space and other clerical services which was terminated in August 2017. The owners of more than 5% of that entity include (i) GGH’s chairman, and (ii) a more than 5% owner of GGH. The balance owed to the Company under this expense sharing agreement as of June 30, 2021 is $339,503, of which, the entire balance is deemed unrecoverable and is reserved.

Amended and Restated Limited Liability Company Agreement

On June 16, 2021, the Company, through its wholly owned subsidiary GVI entered into the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) of LVH Holdings LLC (“LVH”). LVH was organized on May 24, 2021 pursuant to the Delaware Limited Liability Act (the “Delaware Act”) with a sole member of SLVH LLC, a Delaware limited liability company (“SLVH”).

William Allen, a director of the Company, is the managing member of SLVH and holds a 20% membership interest in SLVH. Pursuant to the Company’s Related Party Transactions Policy, adopted as amended on March 25, 2021 by the Board of Directors of the Company (the “Board”), Mr. Allen is considered a related party with respect to this transaction and provided notice of his interest to the Board. The disinterested members of the Board unanimously approved the transaction pursuant to such Related Party Transactions Policy and the Code of Business Conduct and Ethics and Whistleblower Policy, also adopted by the Board on March 25, 2021.

Capital contributions

Concurrently with the execution and delivery of the LLC Agreement, GVI shall make an initial capital contribution to LVH, in cash, in the amount of exactly $1 million and receive 56.6 limited liability company interests (the “Units”) in LVH. As of June 30, 2021, such $1,000,000 capital contribution was included within investment – related parties on the condensed consolidated balance sheet. The Company has applied equity method accounting to its investment in LVH. During the period ended June 30, 2021, the Company did not recognize a gain or loss on its equity method investment in LVH as the activity during the period was de minimis.

Subsequently, on July 16, 2021, the Company made an additional capital contribution to LVH in the amount of $2.5 million and received additional 141.4 Units.

Additional required contributions by GVI are as follows:

●	Simultaneously with or after a subsequent capital contribution by SLVH and sixty (60) days after the date of the LLC Agreement (the “Second Outside Date”), GVI shall make an additional capital contribution of $6 million and shall receive an additional 339.4 Units;

●	On or before thirty (30) days after the Second Outside Date (the “Third Outside Date”), GVI shall make an additional capital contribution to LVH, in cash, in the amount of $5.5 million and shall receive an additional 311.2 Units;

●	On or before the date that is ninety (90) days after the Third Outside Date (the “Fourth Outside Date”), GVI shall make an additional capital contribution to LVH, in cash, in the amount of $10 million and shall receive an additional 565.7 Units; and

●	On or before the date that is ninety (90) days after the Fourth Outside Date (the “Fifth Outside Date”), GVI shall make an additional capital contribution to the Company, in cash, in the amount of $10 million and shall receive an additional 565.7 Units.

Failure to make timely capital contributions

If GVI does not timely make any of the required contributions on or prior to the applicable dates, then GVI will be a passive investor in the Company with no rights except as expressly required by applicable law.

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

A participant is always fully vested in their account, including the Company’s contribution. For the three and six months ended June 30, 2021, the Company recorded a charge associated with its contribution of $3,975 and $20,437, respectively, and for the three and six months ended June 20, 2020, the Company recorded a charge associated with its contribution of $9,925 and $18,433, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair market value of its common stock on the date the shares are issued.

10. TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

Series B Preferred Stock

The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value (equal to face value of $10 per share), as defined, payable when, as and if declared by the Board of Directors. Dividends earned by the Series B stockholders were $182,360 and $361,987 for the three and six months ended June 30, 2020, respectively.

Effective February 16, 2021, as a result of the listing of the Common Stock on Nasdaq, all outstanding shares of Series B preferred stock were converted into 600,713 shares of Common Stock. As of June 30, 2021, there were $0 of cumulative unpaid cash dividends.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Public Offering

On February 19, 2021, the Company closed an underwritten public offering of Units at an offering price of $6.00 per Unit. The Company sold and issued an aggregate of 1,333,334 shares of common stock and 1,533,333 warrants at an exercise price of $6.00 per share for approximate gross and net proceeds of $8.0 million and $6.5 million, respectively, which includes offering costs of $1.5 million that include underwriting discounts and commissions and other offering expenses. In connection with the public offering, the Company issued the representative of such underwriters a common stock purchase warrant exercisable for up to 15,333 shares of common stock at an exercise price of $7.50 per share.

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

Common Stock Purchase Agreement and Registration Rights Agreement

On May 6, 2021, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Tumim Stone Capital LLC (“Tumim Stone Capital”). Pursuant to the Purchase Agreement, the Company has the right to sell to Tumim Stone Capital up to $50,000,000 (the “Total Commitment”) in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The Company has the right, but not the obligation, from time to time at the Company’s sole discretion over a 36-month period from and after the commencement (the “Commencement Date”), to direct Tumim Stone Capital to purchase up to a fixed maximum amount of shares of Common Stock as set forth in the Purchase Agreement (each, a “Fixed Purchase”), on any trading day, so long as, in addition to other requirements set forth in the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued 120,337 shares of common stock (the “Commitment Shares”) to Tumim Stone Capital with an issuance date fair value of $500,000, which such issuance being recognized as a debit to additional paid-in capital.

Although the Purchase Agreement provides that the Company may sell up to an aggregate of $50,000,000 of the Company’s common stock to Tumim Stone Capital, only 1,494,404 shares of the Company’s common stock (representing the maximum number of shares the Company may issue and sell under the Purchase Agreement under the Exchange Cap limitation) have been registered for resale to-date, which includes the 120,337 Commitment Shares. If it becomes necessary for the Company to issue and sell to Tumim Stone Capital under the Purchase Agreement more shares than are being registered for resale under this prospectus in order to receive aggregate gross proceeds equal to the Total Commitment of $50,000,000 under the Purchase Agreement, the Company must first (i) obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap under the Purchase Agreement in accordance with applicable Nasdaq rules, unless the average per share purchase price paid by Tumim Stone Capital for all shares of common stock sold under the Purchase Agreement equals or exceeds $4.002, in which case the Exchange Cap limitation will not apply under applicable Nasdaq rules, and (ii) file with the SEC one or more additional registration statements to register under the Securities Act the resale by Tumim Stone Capital of any such additional shares of the Company’s common stock the Company wishes to sell from time to time under the Purchase Agreement, which the SEC must declare effective, in each case before the Company may elect to sell any additional shares of the Company’s common stock to Tumim Stone Capital under the Purchase Agreement. The Purchase Agreement limits the sale of shares of the Company’s common stock to Tumim Stone Capital, and Tumim Stone Capital’s purchase or acquisition of common stock from the Company, to an amount of common stock that, when aggregated with all other shares of the Company’s common stock then beneficially owned by Tumim Stone Capital would result in Tumim Stone Capital having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of the Company’s common stock.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The purchase price of the shares of common stock that the Company elects to sell to Tumim Stone Capital pursuant to a Fixed Purchase under the Purchase Agreement will be determined by reference to the market prices of the common stock during the applicable Fixed Purchase Valuation Period for such Fixed Purchase as set forth in the Purchase Agreement, less a fixed 7% discount. The purchase price of the shares of common stock that the Company elects to sell to Tumim Stone Capital pursuant to a VWAP Purchase under the Purchase Agreement will be determined by reference to the lowest daily volume weighted average price of the common stock during the three consecutive trading day-period immediately following the date on which we timely deliver the applicable VWAP Purchase notice for such VWAP Purchase to Tumim Stone Capital (the “VWAP Purchase Valuation Period”) as set forth in the Purchase Agreement, less a fixed 5% discount.

In connection with the Tumim Stone Capital transaction, the Company engaged Kingswood Capital Markets, division of Benchmark Investments, Inc. (“Kingswood”), as a placement agent to help raise capital. The Company has agreed to pay Kingswood a fee of 8% of the amount of the funds raised pursuant to the Purchase Agreement.

Between June 10, 20201 and June 30, 2021, the Company sold an aggregate of 489,400 shares of the Company’s common stock to Tumim Stone Capital for gross proceeds of $2,303,211 (of which, $1,377,150 is included in subscription receivable as of June 30, 2021 and was collected by the Company subsequent to June 30, 2021), less cash offering costs of $216,251 and non-cash offering costs of $500,000 related to the Commitment Shares.

Warrants

See Note 7 – Debt Obligations and elsewhere in Note 10 – Temporary Equity and Stockholders’ Equity for details on the issuances of warrants.

A summary of warrants activity during the six months ended June 30, 2021 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2021	969,827	$5.87
Issued	1,858,845	6.01
Exercised	-	-
Cancelled	-	-
Expired	(15,187)	33.84
Outstanding, June 30, 2021	2,813,485	$5.81	0.8	$27,161

Exercisable, June 30, 2021	2,813,485	$5.81	0.8	$27,161

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of outstanding and exercisable warrants as of June 30, 2021 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$5.10	Common Stock	905,362	0.2	905,362
$6.00	Common Stock	1,881,850	1.0	1,881,850
$7.50	Common Stock	15,333	4.6	15,333
$30.00	Common Stock	10,940	0.3	10,940
	Total	2,813,485	0.7	2,813,485

Stock Options

During the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense of $146,063 and $314,712, respectively, and during the three and six months ended June 30, 2020, the Company recorded stock-based compensation expense of $102,675 and $206,256, respectively related to the amortization of stock option grants, which is reflected in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2021, there was $617,191 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.24 years.

11. LEASES

On April 8, 2021, GGI entered into a lease agreement to lease a retail space in Miami, Florida for 7 years, which expires May 1, 2028. As of June 30, 2021, the lease had a remaining term of approximately 6.8 years. Over the duration of the lease, payments will escalate 3% every year. The Company was required to pay a $56,130 security deposit.

As of June 30, 2021, the Company had no leases that were classified as a financing lease. As of June 30, 2021, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses were $55,310, for the three and six months ended June 30, 2021, and were $96,361 and $154,177, for the three and six months ended June 30, 2020, respectively. Lease expenses are recorded in general and administrative expenses on the unaudited condensed consolidated statements of operations.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Supplemental cash flows information related to leases was as follows:

	For the Six Months Ended
	June 30,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56,041	$78,827

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,843,043	$-

Weighted Average Remaining Lease Term:
Operating leases	6.83 years	0.00 years

Weighted Average Discount Rate:
Operating leases	7.0%	8.0%

12. SEGMENT DATA

The Company’s financial position and results of operations are classified into three reportable segments, consistent with how the Chief Operating Decision Maker (“CODM”) makes decisions about resource allocation and assesses the Company’s performance.

●	Real Estate Development, through AWE, TAR, and GVI, including hospitality and winery operations, which support the ALGODON® brand.
●	Fashion (e-commerce), through GGI, including the manufacture and sale of high-end fashion and accessories sold through an e-commerce platform.
●	Corporate, consisting of general corporate overhead expenses not directly attributable to any one of the business segments.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has recast its financial information and disclosures for the prior period to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented. The following tables present segment information for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30, 2021				For the Six Months Ended June 30, 2021
	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL
Revenues	$338,167	$2,193	$-	$340,360	$606,648	$8,751	$-	$615,399
Revenues from Foreign Operations	$338,167	$-	$-	$338,167	$606,648	$-	$-	$606,648
Loss from Operations	$(148,260)	$(248,140)	$(898,660)	$(1,295,060)	$(251,385)	$(373,891)	$(2,065,654)	$(2,690,930)

	For the Three Months Ended June 30, 2020				For the Six Months Ended June 30, 2020
	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL
Revenues	$117,332	$-	$-	$117,332	$413,569	$749	$-	$414,318
Revenues from Foreign Operations	$117,332	$-	$-	$117,332	$413,569	$-	$-	$413,569
Loss from Operations	$(548,425)	$(251,695)	$(635,239)	$(1,435,359)	$(846,380)	$(569,308)	$(1,285,395)	$(2,701,083)

(1)	Unallocated corporate operating losses resulting from general corporate overhead expenses not directly attributable to any one of the business segments.

The following tables present segment information for June 30, 2021 and December 31, 2020:

	As of June 31, 2021				As of December 31, 2020
	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL
Total Property and Equipment, net	$3,013,119	$2,391	$473	$3,015,983	$2,855,444	$4,538	$240	$2,860,222
Total Property and Equipment, net in Foreign Countries	$3,013,119	$-	$-	$3,013,119	$2,855,444	$-	$-	$2,855,444
Total Assets	$6,827,820	$2,171,484	$4,958,999	$13,958,303	$5,064,401	$238,491	$667,644	$5,970,536

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

Foreign Currency Exchange Rates

The Argentine peso to United States dollar exchange rate was 97.0398, 95.7096, and 84.0747 at August 13, June 30, 2021 and December 31, 2020, respectively.

The British pound to United States dollar exchange rate was 0.7228, 0.7230, and 0.7325 at August 13, June 30, 2021 and December 31, 2020, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Employment Agreement

On July 5, 2021, all of the independent members of the Board of Directors approved the extension of Scott Mathis’ employment agreement with the Company, dated September 28, 2015 (the “Employment Agreement”) until October 31, 2021. All other terms of the Employment Agreement remain the same.

Common Stock

On July 5, 2021, the Company issued 8,254 shares of common stock at $4.79 per share in settlement of its matching obligations for the year ended December 31, 2020 under the Company’s 401(k) profit sharing plan.

On July 12, 2021, the Company issued 300,000 shares of common stock for gross proceeds of $1,169,550.

On July 21, 2021, the Company issued 30,000 shares of common stock at $3.53 per share pursuant to a service agreement with TraDigital Marketing Group.

Investment – Related Party

On July 16, 2021, the Company made an additional capital contribution to LVH in the amount of $2.5 million and received additional 141.4 Units.

Subscription Receivable

On July 6, 2021, the Company collected subscription receivable of $1,377,150.

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

Overview

Gaucho Group Holdings, Inc. (“GGH” or the “Company”) positions its e-commerce leather goods, accessories, and fashion brand, Gaucho – Buenos Aires™, as one of luxury, creating a platform for the global consumer to access their piece of Argentine style and high-end products. With a concentration on leather goods, ready-to-wear and accessories, this is the luxury brand in which Argentina finds its contemporary expression. By the end of the third quarter of 2021, the Company anticipates launching Gaucho Casa, a Home & Living line of luxury textiles and home accessories, which will be marketed and sold on the Gaucho – Buenos Aires e-commerce platform and at the flagship retail location in Miami’s Design District shopping mall. Gaucho Casa challenges traditional lifestyle collections with its luxury textiles and home accessories rooted in the singular spirit of the gaucho aesthetic. GGH seeks to grow its direct-to-consumer online products to global markets in the United States, Asia, the United Kingdom, Europe, and Argentina. We intend to focus on e-commerce and scalability of the Gaucho – Buenos Aires and Gaucho Casa brands, as real estate in Argentina is politically sensitive.

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

Recent Developments and Trends

In January 2021, Wine Enthusiast rated and reviewed our Algodon 2012 PIMA Red Blend Mendoza and awarded it 91 points.

Public Offering

On February 19, 2021, we closed an underwritten public offering of Units at an offering price of $6.00 per Unit. We sold and issued an aggregate of 1,333,334 shares of common stock and 1,533,333 warrants at an exercise price of $6.00 per share for approximate gross and net proceeds of $8.0 million and $6.5 million, respectively, which includes offering costs of $1.5 million that include underwriting discounts and commissions and other offering expenses. In connection with the public offering, we issued the representative of such underwriters a common stock purchase warrant exercisable for up to 15,333 shares of common stock at an exercise price of $7.50 per share.

Due to the successful closing of the public offering, 54,154 shares of GGH’s common stock previously issued to Kingswood Capital Markets became fully vested on February 19, 2021.

Common Stock Purchase Agreement and Registration Rights Agreement

On May 6, 2021, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Tumim Stone Capital LLC (“Tumim Stone Capital”). Pursuant to the Purchase Agreement, the Company has the right to sell to Tumim Stone Capital up to $50,000,000 (the “Total Commitment”) in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The Company has the right, but not the obligation, from time to time at the Company’s sole discretion over a 36-month period from and after the commencement (the “Commencement Date”), to direct Tumim Stone Capital to purchase up to a fixed maximum amount of shares of Common Stock as set forth in the Purchase Agreement (each, a “Fixed Purchase”), on any trading day, so long as, in addition to other requirements set forth in the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued 120,337 shares of common stock (the “Commitment Shares”) to Tumim Stone Capital with an issuance date fair value of $500,000, which such issuance being recognized as a debit to additional paid-in capital.

Although the Purchase Agreement provides that the Company may sell up to an aggregate of $50,000,000 of the Company’s common stock to Tumim Stone Capital, only 1,494,404 shares of the Company’s common stock (representing the maximum number of shares the Company may issue and sell under the Purchase Agreement under the Exchange Cap limitation) have been registered for resale to-date, which includes the 120,337 Commitment Shares. If it becomes necessary for the Company to issue and sell to Tumim Stone Capital under the Purchase Agreement more shares than are being registered for resale under this prospectus in order to receive aggregate gross proceeds equal to the Total Commitment of $50,000,000 under the Purchase Agreement, the Company must first (i) obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap under the Purchase Agreement in accordance with applicable Nasdaq rules, unless the average per share purchase price paid by Tumim Stone Capital for all shares of common stock sold under the Purchase Agreement equals or exceeds $4.002, in which case the Exchange Cap limitation will not apply under applicable Nasdaq rules, and (ii) file with the SEC one or more additional registration statements to register under the Securities Act the resale by Tumim Stone Capital of any such additional shares of the Company’s common stock the Company wishes to sell from time to time under the Purchase Agreement, which the SEC must declare effective, in each case before the Company may elect to sell any additional shares of the Company’s common stock to Tumim Stone Capital under the Purchase Agreement. The Purchase Agreement limits the sale of shares of the Company’s common stock to Tumim Stone Capital, and Tumim Stone Capital’s purchase or acquisition of common stock from the Company, to an amount of common stock that, when aggregated with all other shares of the Company’s common stock then beneficially owned by Tumim Stone Capital would result in Tumim Stone Capital having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of the Company’s common stock.

The purchase price of the shares of common stock that the Company elects to sell to Tumim Stone Capital pursuant to a Fixed Purchase under the Purchase Agreement will be determined by reference to the market prices of the common stock during the applicable Fixed Purchase Valuation Period for such Fixed Purchase as set forth in the Purchase Agreement, less a fixed 7% discount. The purchase price of the shares of common stock that the Company elects to sell to Tumim Stone Capital pursuant to a VWAP Purchase under the Purchase Agreement will be determined by reference to the lowest daily volume weighted average price of the common stock during the three consecutive trading day-period immediately following the date on which we timely deliver the applicable VWAP Purchase notice for such VWAP Purchase to Tumim Stone Capital (the “VWAP Purchase Valuation Period”) as set forth in the Purchase Agreement, less a fixed 5% discount.

In connection with the Tumim Stone Capital transaction, the Company engaged Kingswood Capital Markets, division of Benchmark Investments, Inc. (“Kingswood”), as a placement agent to help raise capital. The Company has agreed to pay Kingswood a fee of 8% of the amount of the funds raised pursuant to the Purchase Agreement.

Between June 10, 20201 and June 30, 2021, the Company sold an aggregate of 489,400 shares of the Company’s common stock to Tumim Stone Capital for gross proceeds of $2,303,211 (of which, $1,377,150 is included in subscription receivable as of June 30, 2021 and was collected by the Company subsequent to June 30, 2021), less cash offering costs of $216,251 and non-cash offering costs of $500,000 related to the Commitment Shares.

Amended and Restated Limited Liability Company Agreement

On June 16, 2021, the Company, through its wholly owned subsidiary GVI entered into the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) of LVH Holdings LLC (“LVH”). LVH was organized on May 24, 2021 pursuant to the Delaware Limited Liability Act (the “Delaware Act”) with a sole member of SLVH LLC, a Delaware limited liability company (“SLVH”).

William Allen, a director of the Company, is the managing member of SLVH and holds a 20% membership interest in SLVH. Pursuant to the Company’s Related Party Transactions Policy, adopted as amended on March 25, 2021 by the Board of Directors of the Company (the “Board”), Mr. Allen is considered a related party with respect to this transaction and provided notice of his interest to the Board. The disinterested members of the Board unanimously approved the transaction pursuant to such Related Party Transactions Policy and the Code of Business Conduct and Ethics and Whistleblower Policy, also adopted by the Board on March 25, 2021.

Capital contributions

Concurrently with the execution and delivery of the LLC Agreement, GVI shall make an initial capital contribution to LVH, in cash, in the amount of exactly $1 million and receive 56.6 limited liability company interests (the “Units”) in LVH. As of June 30, 2021, such $1,000,000 capital contribution was included within investment – related parties on the condensed consolidated balance sheet. The Company has applied equity method accounting to its investment in LVH. During the period ended June 30, 2021, the Company did not recognize a gain or loss on its equity method investment in LVH.

Subsequently, on July 16, 2021, the Company made an additional capital contribution to LVH in the amount of $2.5 million and received additional 141.4 Units.

Additional required contributions by GVI are as follows:

●	Simultaneously with or after a subsequent capital contribution by SLVH and sixty (60) days after the date of the LLC Agreement (the “Second Outside Date”), GVI shall make an additional capital contribution of $6 million and shall receive an additional 339.4 Units;

●	On or before thirty (30) days after the Second Outside Date (the “Third Outside Date”), GVI shall make an additional capital contribution to LVH, in cash, in the amount of $5.5 million and shall receive an additional 311.2 Units;

●	On or before the date that is ninety (90) days after the Third Outside Date (the “Fourth Outside Date”), GVI shall make an additional capital contribution to LVH, in cash, in the amount of $10 million and shall receive an additional 565.7 Units; and

●	On or before the date that is ninety (90) days after the Fourth Outside Date (the “Fifth Outside Date”), GVI shall make an additional capital contribution to the Company, in cash, in the amount of $10 million and shall receive an additional 565.7 Units.

Failure to make timely capital contributions

If GVI does not timely make any of the required contributions on or prior to the applicable dates, then GVI will be a passive investor in the Company with no rights except as expressly required by applicable law.

Restrictions on transfer

Unitholders generally may not transfer, sell, assign, pledge, hypothecate, give, grant or create a security interest in or lien on, place in trust (voting or otherwise), assign an interest in or in any other way encumber or dispose of, directly or indirectly and whether or not by operation of law or for value, any Units without the prior written consent of the Manager and Unitholders holding a majority of the issued and outstanding Units or in certain limited circumstances pursuant to the LLC Agreement.

The foregoing description of the LLC Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the LLC Agreement.

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

Initiatives

We have implemented a number of initiatives designed to expand revenues and control costs. Revenue enhancement initiatives include expanding marketing, investment in additional winery capacity and developing new real estate development revenue sources. Our goal for 2021 and 2022 is to focus on actions that can result in immediate revenues, such as e-commerce sales, continued deeding of lots and real estate sales and greater distribution of our wines by supporting our importer and their network partners.

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

In July 2021, Gaucho Holdings announced in a shareholder update the implementation of a complete beautification renovation and quality upgrades for numerous existing amenities and features at Algodon Wine Estates.  These enhancements range from improved roads and entrance facades to guest experiences, the introduction of new products such as artisanal wine salts, as well as the continuation of Algodon’s olive oil program.  Plans were also announced to build an artisanal distillery using Algodon’s estate grown fruits, and to cultivate a 10-hectare truffle forest giving Algodon’s guests and homeowners more unique experiences, among other improvements.  Furthermore, the Company stated that it anticipates in Q3 it can deed and therefore recognize approximately $4-$6 million from the sale of between 20-30 lots at Algodon Wine Estates. Many of these sales began late in the second quarter of 2021 despite the reduced economic activity caused by the pandemic.  The company also announced the engagement of the architectural planning and design firm, EDSA to enhance and further develop the existing masterplan of Algodon Wine Estates Private Estancias 4,138 acre luxury vineyard and golf development. This initiative includes laying the foundation for a partnership with a branded luxury name in hospitality to co-develop a boutique hotel and associated residences. The Masterplan expansion could potentially add an additional 500 homesites to the residential development.

In July 2021, Gaucho Holdings also announced it made a $2.5 million milestone payment to LVH Holdings LLC to advance a previously announced agreement to develop a project in Las Vegas, Nevada. The payment of $2.5 million is an installment in what is expected to be a total commitment of $35 million for a 40% ownership in a project that is expected to expand Gaucho Holdings’ brands in ways that could include opportunities in lodging, hospitality, retail, and gaming. SB Architects, an international architecture and design practice with offices in San Francisco, Miami and Shenzhen, leads the design of this project. Mark Advent, a partner in LVH holdings, and the creator of the highly popular New York New York hotel and casino, is the creative visionary working directly with SB Architects.

Consolidated Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Overview

We reported net losses of approximately $1.3 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively.

Revenues

Revenues from operations were approximately $340,000 and $117,000 during the three months ended June 30, 2021 and 2020, respectively, reflecting an increase of approximately $223,000 or 191%. Increases in real estate lot revenues of approximately $235,000, increase in agricultural revenues of approximately $65,000 resulting from the sale of grapes during the quarter, and increase in hotel, restaurant, and wine sales of approximately $75,000 resulting from the hotels reopening with COVID-19 measures implemented as a result of the COVID-19 pandemic and the Argentine government’s efforts to promote tourism and revitalize local businesses by subsidizing a portion of sales, which was partially offset by a decrease of approximately $177,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Gross profit

We generated a gross profit of approximately $60,000 for the three months ended June 30, 2021 as compared to a gross loss of approximately $124,000 for the three months ended June 30, 2020, representing an increase of $184,000 or 148%.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $39,000 from $241,000 for the three months ended June 30, 2020 to $280,000 for the three months ended June 30, 2021. The increase in cost of sales resulted from the increase in hotel, restaurant, real estate lot, and grape costs of approximately $152,000 which correspond to the increase in the related revenues as discussed above, partially offset by the decrease of approximately $135,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Selling and marketing expenses

Selling and marketing expenses were approximately $119,000 and $12,000 for the three months ended June 30, 2021 and 2020, respectively, representing an increase of $107,000 or 892% in 2021, primarily resulting from entering into new contracts during the three months ended June 30, 2021 related to investor and public relations.

General and administrative expenses

General and administrative expenses were approximately $1,206,000 and $1,253,000 for the three months ended June 30, 2021 and 2020, respectively, representing a decrease of $47,000 or 4%.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $31,000 and $46,000 during the three months ended June 30, 2021 and 2020, respectively, representing a decrease of $15,000 or 33%.

Interest expense, net

Interest expense, net was approximately $33,000 and $91,000 during the three months ended June 30, 2021 and 2020, respectively, representing a decrease of $58,000 or 64%. The decrease is primarily related to the decrease in the average balance of debt outstanding during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Overview

We reported net losses of approximately $2.5 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively.

Revenues

Revenues from operations were approximately $615,000 and $414,000 during the six months ended June 30, 2021 and 2020, respectively, reflecting an increase of approximately $201,000 or 49%. Increases in real estate lot revenues of approximately $235,000, increase in agricultural revenues of approximately $65,000 resulting from the sale of grapes during the quarter, and increase in hotel, restaurant, and wine sales of approximately $179,000 resulting from the hotels reopening with COVID-19 measures implemented as a result of the COVID-19 pandemic and the Argentine government’s efforts to promote tourism and revitalize local businesses by subsidizing a portion of sales, which was partially offset by a decrease of approximately $304,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Gross profit

We generated a gross profit of approximately $176,000 for the six months ended June 30, 2021 as compared to a gross loss of approximately $76,000 for the six months ended June 30, 2020, representing an increase of $252,00 or 332%.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, decreased by approximately $51,000 from $491,000 for the six months ended June 30, 2020 to $440,000 for the three months ended June 30, 2021. The decrease in cost of sales resulted from the decrease of approximately $211,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar, which was partially offset by the increase in hotel, restaurant, real estate lot, and grape costs of approximately $155,000 which correspond to the increase in the related revenues as discussed above.

Selling and marketing expenses

Selling and marketing expenses were approximately $235,000 and $50,000 for the six months ended June 30, 2021 and 2020, respectively, representing an increase of $185,000 or 370% in 2021, primarily resulting from entering into new contracts during the six months ended June 30, 2021 related to investor and public relations.

General and administrative expenses

General and administrative expenses were approximately $2,564,000 and $2,482,000 for the six months ended June 30, 2021 and 2020, respectively, representing an increase of $82,000 or 3%.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $68,000 and $93,000 during the six months ended June 30, 2021 and 2020, respectively, representing a decrease of $25,000 or 27%.

Interest expense, net

Interest expense, net was approximately $39,000 and $121,000 during the six months ended June 30, 2021 and 2020, respectively, representing a decrease of $82,000 or 68%. The decrease is primarily related to the decrease in the average balance of debt outstanding during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Forgiveness of PPP Loan

We recognized a gain on forgiveness of PPP Loan of approximately $242,000 during the six months ended June 30, 2021.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	June 30, 2021	December 31, 2020
	(unaudited)

Cash	$3,215,580	$134,536

Working Capital (Deficiency)	$4,948,342	$(2,573,099)

Loans Payable	$375,006	$748,322

Debt Obligations	$7,000	$1,270,354

During the six months ended June 30, 2021 and 2020, we financed our activities from proceeds derived from debt and equity financings occurring in prior periods. A significant portion of the funds have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

Net cash used in operating activities for the six months ended June 30, 2021 and 2020 amounted to approximately $3,965,000 and $2,036,000, respectively. During the six months ended June 30, 2021, the net cash used in operating activities was primarily attributable to the net loss of approximately $2,458,000 adjusted for approximately $195,000 of net non-cash expenses, and approximately $1,702,000 of cash used to fund changes in the levels of operating assets and liabilities. During the six months ended June 30, 2020, the net cash used in operating activities was primarily attributable to the net loss of approximately $2,802,000, adjusted for approximately $407,000 of net non-cash expenses, partially offset by approximately $359,000 of cash provided by changes in the levels of operating assets and liabilities.

Cash used in investing activities for the six months ended June 30, 2021 and 2020 amounted to approximately $1,224,000 and $17,000, respectively, which resulted from the purchase of property and equipment of $224,000 and $17,000, respectively, and, $1,000,000 and $0, respectively, related to the purchase of investment – related parties.

Net cash provided by financing activities for the six months ended June 30, 2021 and 2020 amounted to approximately $8,034,00 and $1,745,000, respectively. For the six months ended June 30, 2021, the net cash provided by financing activities resulted from approximately $7,287,000 of proceeds provided by the sale of common stock and warrants in a public offering, approximately $926,000 of proceeds provided by the sales of common stock to the placement agent under the Common Stock Purchase Agreement, and $439,000 from the proceeds from the sale of common stock and warrants to accredited investors, partially offset by debt and loan repayments of approximately $228,000 and payments of offering costs related to the public offering and the Common Stock Purchase Agreement of approximately $390,000. For the six months ended June 30, 2020, the net cash provided by financing activities resulted primarily from approximately $1,358,000 of proceeds from convertible debt obligations, approximately $267,000 and $28,000 from the proceeds from the issuance of related party loans and non-related party loans payable, respectively, approximately $242,000 of proceeds from the PPP Loan, and $94,000 of proceeds from the EIDL, partially offset by loan repayments of approximately $229,000 and the repurchase of preferred stock of $16,000 from a shareholder.

As of June 30, 2021, we had cash and working capital of $3,215,580 and $4,948,342, respectively. During the six months ended June 30, 2021, we incurred a net loss of $2,458,146.

Subsequent to June 30, 2021, the Company collected subscription receivable of $1,377,150 and raised gross proceeds of $1,169,550 from the sale of its common stock. See Note 14 – Subsequent Events for details.

We expect that the cash on hand plus additional cash from the sales of common stock under the Purchase Agreement (see Note 10 – Temporary Equity and Stockholders’ Equity) will fund our operations for a least 12 months after the issuance date of these financial statements.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2021, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time-to-time GGH and its subsidiaries and affiliates are subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by its insurance coverage, and even if they are, if claims against GGH and its subsidiaries are successful, they may exceed the limits of applicable insurance coverage. After consulting legal counsel, we are not involved in any litigation that we believe is likely, individually or in the aggregate, to have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in Item 1A of the Company’s Annual Report on Form 10-K as filed with the SEC on April 12, 2021 and from Item 1A of the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 17, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a summary of all securities that we have sold since April 1, 2021 without registration under the Securities Act of 1933, as amended (the “Securities Act”).

On May 6, 2021, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Tumim Stone Capital LLC (“Tumim Stone Capital”). Pursuant to the Purchase Agreement, the Company has the right to sell to Tumim Stone Capital up to the lesser of (i) $50,000,000 of newly issued shares (the “Shares”) of the Company’s common stock, par value $0.01 per share, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the term of the Purchase Agreement. Sales of common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company and the Company is under no obligation to sell securities pursuant to this arrangement.

Under the applicable rules of The Nasdaq Stock Market LLC (“Nasdaq”), in no event may the Company issue to Tumim Stone Capital under the Purchase Agreement more than 1,949,404 shares of its common stock (including the Commitment Shares), which represents 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of common stock to Tumim Stone Capital under the Purchase Agreement equals or exceeds $4.002, such that the transactions contemplated by the Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules.

As consideration for Tumim Stone Capital’s irrevocable commitment to purchase shares of common stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, concurrently with the execution and delivery of the Purchase Agreement, the Company issued to Tumim Stone Capital 120,337 shares of Common Stock (the “Commitment Shares”). No general solicitation was used, no commission was paid for the issuance of the Commitment Shares, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the SEC on May 17, 2021.

In addition, the Company requested draw-downs pursuant to the Purchase Agreement and issued shares of common stock and received gross proceeds of the following: (i) June 10, 2021, the Company issued 20,000 shares of common stock to Tumim for gross proceeds of $77,138; (ii) June 15, 2021, the Company issued 20,000 shares of common stock to Tumim for gross proceeds of $78,124; (iii) June 22, 2021, the Company issued 74,700 shares of common stock to Tumim for gross proceeds of $386,953; (iv) June 25, 2021, the Company issued 74,700 shares of common stock to Tumim for gross proceeds of $383,846; (v) June 30, 2021, the Company issued 300,000 shares of common stock to Tumim for gross proceeds of $1,377,150; and (vi) July 12, 2021, the Company issued 300,000 shares of common stock to Tumim for gross proceeds of $1,169,550. No general solicitation was used, and a commission of 8% of the total gross proceeds was paid to Benchmark Investments, Inc. pursuant to the Underwriting Agreement between the Company and Kingswood Capital Markets, a division of Benchmark Investments, Inc. dated February 16, 2021. The Company relied on the exemptions from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the SEC on May 17, 2021.

On July 21, 2021, the Company issued 30,000 shares of common stock at $3.53 per share pursuant to a service agreement with TraDigital Marketing Group. For this sale of securities, no general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on August 12, 2021.

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

As previously reported on the Company’s Annual Reports on Forms 10-K for the years ending December 31, 2017, December 31, 2018, and December 31, 2019, the Company sold convertible promissory notes in the aggregate principal amount of $2,046,730 (together, the “2017 Notes”). The 2017 Notes matured 90 days from the date of issuance, bear interest at 8% per annum and were convertible into the Company’s common stock at $0.63 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. During the six months ended principal and interest of $1,163,354 and $258,714 were exchanged for common stock and warrants with an aggregate fair value of $1,422,068. As of June 30, 2021, principal of $7,000 and interest of $4,546 outstanding on the 2017 Notes is past due and is payable on demand. The 2017 Notes are no longer convertible.

As disclosed previously in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company’s subsidiary, Gaucho Group, Inc. (“GGI”) sold convertible promissory notes in the total amount of $2,266,800 to accredited investors (the “GGI Notes”). The maturity date of the notes was March 31, 2019, and at the option of the holder, the principal amount of the note plus accrued interest could be converted into GGI common stock at a 20% discount to the share price in a future offering of common stock by GGI. During the six months ended June 30, 2021, the Company repaid the promissory note in full.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

On July 5, 2021, the Company issued 8,254 shares of common stock at $4.79 per share in settlement of its matching obligations for the year ended December 31, 2020 under the Company’s 401(k) profit sharing plan.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
1.1	Underwriting Agreement, dated February 16, 2021 (11)
1.2	Warrant Agreement, including the form of Warrant, made as of February 19, 2021, between the Company and Continental. (12)
3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State effective February 16, 2021(11)
3.2	Amended and Restated Bylaws as amended and adopted December 17, 2017 (4)
3.3	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 (6)
4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013(1)
4.2	Amendment No. 1 to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated February 28, 2017 (2)
4.3	Certificate of Designation of Series B Convertible Preferred Stock, dated February 28, 2017 (2)
4.4	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on December 3, 2019 and filed with the Delaware Secretary of State (7)
4.5	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on January 30, 2020 and filed with the Delaware Secretary of State. (8)
4.6	2016 Stock Option Plan. (3)
4.7	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016. (3)
4.8	2018 Equity Incentive Plan. (5)
4.9	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 (6)
4.10	Amendment to the Company’s 2018 Equity Incentive Plan effective July 8, 2019 as approved by the Board of Directors (9)
4.11	Form of Unit Warrant (10)
10.1	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 (13)
10.2	Commercial Lease Agreement between Gaucho Group, Inc. and Design District Development Partners, LLC, dated April 8, 2021(14)
10.3	Common Stock Purchase Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated May 6, 2021(15)
10.4	Registration Rights Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated May 6, 2021(15)
10.5	Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC, dated June 16, 2021 *
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Algodon Wine Estates Property Map(13)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2017.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2017.
4.	Incorporated by reference from the Company’s current Report on Form 8-K, filed on December 20, 2017.
5.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2019.
8.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2020.
9.	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on August 30, 2019.
10.	Incorporated by reference to the Company’s Amended Registration Statement on Form S-1 filed on December 8, 2020.
11.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2021.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2021.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1,2020.
14.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 12, 2021.
15.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 7, 2021.
*	Filed herewith
**	Furnished, not filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2021	GAUCHO GROUP HOLDINGS, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

