Form 10-Q
period 2021-09-30
Gaucho Group Holdings, Inc.
filed 2021-11-15
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

112 NE 41st Street, Suite 106

Miami, FL 33137

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

As of November 11, 2021, there were 9,770,414 shares of common stock outstanding.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	3
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020	4
Unaudited Condensed Consolidated Statement of Changes in Temporary Equity and Stockholders’ Equity (Deficiency) for the Three and Nine Months Ended September 30, 2021	5
Unaudited Condensed Consolidated Statement of Changes in Temporary Equity and Stockholders’ Deficiency for the Three and Nine Months Ended September 30, 2020	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	7
Notes to Unaudited Condensed Consolidated Financial Statements	9
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	35
ITEM 4. Controls and Procedures	35
PART II
OTHER INFORMATION
ITEM 1. Legal Proceedings	36
ITEM 1A. Risk Factors	36
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
ITEM 3. Defaults Upon Senior Securities	37
ITEM 4. Mine Safety Disclosures	37
ITEM 5. Other Information	37
ITEM 6. Exhibits	38
Signatures	39

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current Assets
Cash	$2,836,500	$134,536
Accounts receivable, net of allowance of $215,026 and $180,941 as of September 30, 2021 and December 31, 2020, respectively	433,562	255,720
Accounts receivable - related parties, net of allowance of $339,503 and $332,130 as of September 30, 2021 and December 31, 2020, respectively	741,495	252,852
Advances to employees	282,204	282,508
Inventory	1,327,572	1,172,775
Real estate lots held for sale	59,790	139,492
Operating lease right-of-use asset, current portion	311,925	-
Investment	45,182	53,066
Deposits, current	15,269	35,854
Prepaid expenses and other current assets	602,415	196,539
Total Current Assets	6,655,914	2,523,342
Long Term Assets
Accounts receivable, non-current portion, net	1,919,914	-
Property and equipment, net	3,396,950	2,860,222
Operating lease right-of-use asset, non-current portion	1,396,857	-
Prepaid foreign taxes, net	664,128	519,499
Investment - related parties	3,500,000	457
Deferred offering costs	24,000	67,016
Deposits, non-current	56,130	-
Total Assets	$17,613,893	$5,970,536

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2021	2020
	(unaudited)
Liabilities, Temporary Equity and Stockholders’ Equity (Deficiency)
Current Liabilities
Accounts payable	$457,129	$891,168
Accrued expenses, current portion	451,278	1,401,402
Deferred revenue	753,302	933,941
Operating lease liabilities, current portion	263,292	-
Loans payable, current portion	249,000	437,731
Debt obligations	7,000	1,270,354
Investor deposits	29,950	29,950
Other current liabilities	130,628	131,895
Total Current Liabilities	2,341,579	5,096,441
Long Term Liabilities
Accrued expenses, non-current portion	126,103	169,678
Operating lease liabilities, non-current portion	1,470,046	-
Loans payable, non-current portion	94,000	310,591
Total Liabilities	4,031,728	5,576,710
Commitments and Contingencies (Note 13)
Series B convertible redeemable preferred stock, par value $0.01 per share; 902,670 shares authorized; 0 and 901,070 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	9,010,824
Stockholders’ Equity (Deficiency)
Preferred stock, 11,000,000 shares authorized:
Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; no shares are available for issuance	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 8,784,618 and 5,234,406 shares issued and 8,781,249 and 5,231,037 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	87,845	52,344
Additional paid-in capital	120,184,675	96,951,440
Accumulated other comprehensive loss	(11,598,452)	(11,932,801)
Accumulated deficit	(94,919,120)	(93,534,828)
Treasury stock, at cost, 3,369 shares at September 30, 2021 and December 31, 2020	(46,355)	(46,355)
Total Gaucho Group Holdings, Inc. Stockholders’ Equity (Deficiency)	13,708,593	(8,510,200)
Non-controlling interest	(126,428)	(106,798)
Total Stockholders’ Equity (Deficiency)	13,582,165	(8,616,998)
Total Liabilities, Temporary Equity and Stockholders’ Equity (Deficiency)	$17,613,893	$5,970,536

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Sales	$2,605,158	$60,228	$3,220,557	$474,546
Cost of sales	(210,437)	(80,995)	(650,003)	(571,621)
Gross profit (loss)	2,394,721	(20,767)	2,570,554	(97,075)
Operating Expenses
Selling and marketing	100,870	110,687	336,081	160,686
General and administrative	1,370,870	859,967	3,934,500	3,342,240
Depreciation and amortization	35,758	45,906	103,680	138,409
Gain from insurance settlement	-	(30,240)	-	(30,240)
Total operating expenses	1,507,498	986,320	4,374,261	3,611,095
Income (Loss) From Operations	887,223	(1,007,087)	(1,803,707)	(3,708,170)

Other Expense (Income)
Interest expense, net	49,646	72,459	88,209	193,595
Forgiveness of PPP Loan	-	-	(242,486)	-
Gain on debt restructuring	-	(130,421)	-	(130,421)
Other income	(87,500)	-	(87,500)	-
Gains from foreign currency translation	(6,130)	(14,826)	(34,991)	(35,316)
Total other (income) expense	(43,984)	(72,788)	(276,768)	27,858
Net Income (Loss)	931,207	(934,299)	(1,526,939)	(3,736,028)
Net loss attributable to non-controlling interest	45,086	32,838	142,647	128,355
Series B preferred stock dividends	-	(178,094)	-	(540,217)
Net Income (Loss) Attributable to Common Stockholders	$976,293	$(1,079,555)	$(1,384,292)	$(4,147,890)

Earnings (Loss) Per Common Share - Basic and Diluted
Basic	$0.11	$(0.26)	$(0.18)	$(1.02)
Diluted	$0.11	$(0.26)	$(0.18)	$(1.02)

Shares used in computing earnings per share:
Basic	8,658,395	4,110,303	7,530,833	4,049,059
Diluted	8,658,395	4,110,303	7,530,833	4,049,059

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	2021	2020	2021	2020
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income (loss)	$931,207	$(934,299)	$(1,526,939)	$(3,736,028)
Other comprehensive income (loss):
Foreign currency translation adjustments	98,709	(17,837)	334,349	400,686
Comprehensive income (loss)	1,029,916	(952,136)	(1,192,590)	(3,335,342)
Comprehensive loss attributable to non-controlling interests	45,086	32,838	142,647	128,355
Comprehensive income (loss) attributable to controlling interests	$1,075,002	$(919,298)	$(1,049,943)	$(3,206,987)

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND

STOCKHOLDERS’ (DEFICIENCY) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(unaudited)

	Series B Convertible							Accumulated		Gaucho Group		Total
	Redeemable						Additional	Other		Holdings	Non-	Stockholders’
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	(Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Equity
Balance - January 1, 2021	901,070	$9,010,824	5,234,406	$52,344	3,369	$(46,355)	$96,951,440	$(11,932,801)	$(93,534,828)	$(8,510,200)	$(106,798)	$(8,616,998)
Stock-based compensation:
Options and warrants	-	-	-	-	-	-	101,453	-	-	101,453	67,196	168,649
Common stock and warrants issued for cash, in public offering, net of offering costs [1]	-	-	1,333,334	13,333	-	-	6,589,008	-	-	6,602,341	-	6,602,341
Common stock and warrants issued for cash	-	-	73,167	732	-	-	438,268	-	-	439,000	-	439,000
Common stock and warrants issued to underwriter in public offering	-	-	-	-	-	-	297,963	-	-	297,963	-	297,963
Common stock and warrants issued upon exchange of debt and accrued interest	-	-	237,012	2,370	-	-	1,419,698	-	-	1,422,068	-	1,422,068
Common stock issued upon conversion of Series B Convertible Preferred Stock	(901,070)	(9,010,824)	600,713	6,007	-	-	9,004,817	-	-	9,010,824	-	9,010,824
Effect of reverse stocksplit	-	-	495	-	-	-	-	-	-	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,112,851)	(1,112,851)	(27,509)	(1,140,360)
Other comprehensive income	-	-	-	-	-	-	-	98,980	-	98,980	-	98,980
Balance - March 31, 2021	-	-	7,479,127	74,786	3,369	(46,355)	114,802,647	(11,833,821)	(94,647,679)	8,349,578	(67,111)	8,282,467
Stock-based compensation:
Options and warrants	-	-	-	-	-	-	101,453	-	-	101,453	44,610	146,063
Common stock issued to placement agent as commitment fees	-	-	120,337	1,208	-	-	498,792	-	-	500,000	-	500,000
Common stock issued for cash, net of offering costs [2]	-	-	489,400	4,894	-	-	1,582,066	-	-	1,586,960	-	1,586,960
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,247,734)	(1,247,734)	(70,052)	(1,317,786)
Other comprehensive income	-	-	-	-	-	-	-	136,660	-	136,660	-	136,660
Balance - June 30, 2021	-	-	8,088,864	80,888	3,369	(46,355)	116,984,958	(11,697,161)	(95,895,413)	9,426,917	(92,553)	9,334,364
Stock-based compensation:
Common stock issued in satisfaction of 401(k) profit sharing liability	-	-	8,254	82	-	-	39,455	-	-	39,537	-	39,537
Options and warrants	-	-	-	-	-	-	101,453	-	-	101,453	11,211	112,664
Common stock issued upon exercise of warrants	-	-	274,500	2,745	-	-	1,644,255	-	-	1,647,000	-	1,647,000
Common stock issued for cash, net of offering costs [3]	-	-	383,000	3,830	-	-	1,308,954	-	-	1,312,784	-	1,312,784
Common stock issued for service	-	-	30,000	300	-	-	105,600	-	-	105,900	-	105,900
Comprehensive loss:
Net income (loss)	-	-	-	-	-	-	-	-	976,293	976,293	(45,086)	931,207
Other comprehensive income	-	-	-	-	-	-	-	98,709	-	98,709	-	98,709
Balance - September 30, 2021	-	$-	8,784,618	$87,845	3,369	$(46,355)	$120,184,675	$(11,598,452)	$(94,919,120)	$13,708,593	$(126,428)	$13,582,165

[1]	Includes gross proceeds of $8,002,004, less offering costs of $1,399,663 ($1,034,684 of cash and $364,979 of non-cash).
[2]	Includes gross proceeds of $2,303,211, less offering costs of $716,251 ($216,251 of cash and $500,000 of non-cash).
[3]	Includes gross proceeds of $1,443,243, less cash offering costs of $130,459.

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND

STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(unaudited)

	Series B Convertible							Accumulated		Gaucho Group
	Redeemable						Additional	Other		Holdings	Non	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Deficiency
Balance - January 1, 2020	902,670	$9,026,824	4,021,470	$40,215	3,369	$(46,355)	$91,238,518	$(12,399,833)	$(87,886,307)	$(9,053,762)	$26,364	$(9,027,398)
Options and warrants	-	-	-	-	-	-	103,581	-	-	103,581	-	103,581
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,252,847)	(1,252,847)	(42,645)	(1,295,492)
Other comprehensive income	-	-	-	-	-	-	-	128,051	-	128,051	-	128,051
Balance - March 31, 2020	902,670	9,026,824	4,021,470	40,215	3,369	(46,355)	91,342,099	(12,271,782)	(89,139,154)	(10,074,977)	(16,281)	(10,091,258)
Options and warrants	-	-	-	-	-	-	102,675	-	-	102,675	-	102,675
Repurchase of preferred stock	(1,600)	(16,000)	-	-	-	-	-	-	-	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,453,365)	(1,453,365)	(52,872)	(1,506,237)
Other comprehensive income	-	-	-	-	-	-	-	290,472	-	290,472	-	290,472
Balance - June 30, 2020	901,070	9,010,824	4,021,470	40,215	3,369	(46,355)	91,444,774	(11,981,310)	(90,592,519)	(11,135,195)	(69,153)	(11,204,348)
Options and warrants	-	-	-	-	-	-	56,414	-	-	56,414	-	56,414
Common stock issued upon conversion of convertible debt and interest	-	-	247,120	2,471	-	-	1,257,843	-	-	1,260,314	-	1,260,314
Common stock issued for cash	-	-	235,531	2,355	-	-	1,198,845	-	-	1,201,200	-	1,201,200
Common stock issued for subscription receivable	-	-	27,569	276	-	-	140,324	-	-	140,600	-	140,600
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(901,461)	(901,461)	(32,838)	(934,299)
Other comprehensive income	-	-	-	-	-	-	-	(17,837)	-	(17,837)	-	(17,837)
Balance - September 30, 2020	901,070	$9,010,824	4,531,690	$45,317	3,369	$(46,355)	$94,098,200	$(11,999,147)	$(91,493,980)	$(9,395,965)	$(101,991)	$(9,497,956)

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(1,526,939)	$(3,736,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	23,845	24,945
Options	427,376	262,670
Common stock	105,900	-
Gain on foreign currency translation	(34,991)	(35,316)
Unrealized investment losses	457	1,739
Depreciation and amortization	103,680	138,409
Amortization of right-of-use asset	134,261	92,862
Amortization of debt discount	-	9,335
Provision for (recovery of) uncollectible assets	19,865	-
Recovery of uncollectible assets	-	(13,079)
Loss on derecognition of right-of-use asset and lease liabilities	-	39,367
Forgiveness of PPP Loan	(242,486)	-
Gain on debt restructuring	-	(130,421)
Decrease (increase) in assets:
Accounts receivable	(2,713,685)	(487,000)
Inventory	(75,095)	51,462
Deposits	(35,545)	18,451
Prepaid expenses and other current assets	(498,785)	(45,831)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(1,057,858)	232,632
Operating lease liabilities	(109,705)	(98,641)
Deferred revenue	(180,639)	(11,001)
Other liabilities	(1,267)	2,782
Total Adjustments	(4,134,672)	53,365
Net Cash Used in Operating Activities	(5,661,611)	(3,682,663)
Cash Flows from Investing Activities
Purchase of property and equipment	(640,440)	(39,859)
Purchase of investment - related parties	(3,500,000)	-
Net Cash Used in Investing Activities	(4,140,440)	(39,859)
Cash Flows from Financing Activities
Proceeds from loans payable	-	27,641
Proceeds from loans payable - related parties	-	574,000
Repayments of loans payable	(159,441)	(266,580)
Repayments of loans payable - related parties	-	(579,011)
Proceeds from convertible debt obligations	-	3,214,389
Repayments of debt obligations	(100,000)	-
Proceeds from underwritten public offering, net of offering costs [1]	7,287,004	-
Payment of offering costs	(690,400)	-
Proceeds from common stock issued for cash	3,746,454	-
Proceeds from sale of common stock and warrants	439,000	-
Proceeds from common stock offering	-	1,201,200
Proceeds from PPP Loan	-	242,487
Proceeds from SBA Economic Injury Disaster Loan	-	94,000
Repurchase of preferred stock	-	(16,000)
Proceeds from exercise of warrants	1,647,000	-
Net Cash Provided by Financing Activities	12,169,617	4,492,126
Effect of Exchange Rate Changes on Cash	334,398	400,686
Net Increase in Cash	2,701,964	1,170,290
Cash - Beginning of Period	134,536	40,378
Cash - End of Period	$2,836,500	$1,210,668

[1]	Includes gross proceeds of $8,002,004, less offering costs of $715,000.

See notes to the condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Interest paid	$411,981	$199,632
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Accrued stock-based compensation converted to equity	$39,537	$-
Common stock and warrants issued upon exchange of debt and accrued interest	$1,422,068	$-
Series B Preferred stock converted to common stock	$9,010,824	$-
Reclassification of deferred offering cost to additional paid in capital	$67,016	$-
Debt and interest payable converted to equity	$-	$1,260,314
Common stock and warrants issued to underwriter in public offering	$297,963	$-
Common stock issued for subscription receivable	$-	$140,600
Common stock issued to placement agent as commitment fees	$500,000	$-
Right-of-use assets obtained in exchange for lease obligations	$1,843,043	$-

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

As wholly owned subsidiaries of GGH, InvestProperty Group, LLC (“IPG”) and Algodon Global Properties, LLC (“AGP”) operate as holding companies that invest in, develop and operate global real estate and other lifestyle businesses such as wine production and distribution, golf, tennis, and restaurants. GGH operates its properties through its ALGODON® brand. IPG and AGP have invested in two ALGODON® brand projects located in Argentina. The first project is Algodon Mansion, a Buenos Aires-based luxury boutique hotel property that opened in 2010 and is owned by the Company’s subsidiary, The Algodon – Recoleta, SRL (“TAR”). The second project is the redevelopment, expansion and repositioning of a Mendoza-based winery and golf resort property now called Algodon Wine Estates (“AWE”), the integration of adjoining wine producing properties, and the subdivision of a portion of this property for residential development. GGH also holds a 79% ownership interest in its subsidiary Gaucho Group, Inc. (“GGI”) which began operations in 2019 for the distribution and sale of high-end luxury fashion and accessories through an e-commerce platform. On June 14, 2021, the Company formed a wholly-owned subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”), to develop a project in Las Vegas, Nevada, that may include opportunities in lodging, hospitality, retail, and gaming. On June 10, 2021, the Company announced the signing of a Letter of Intent to create a new strategic partnership with retail, hospitality, lifestyle, entertainment, leisure and gaming visionaries, Mark Advent, A. William (“Bill”) Allen, Timberline Real Estate Partners and Open Realty Properties for the purpose of creating a Gaucho Group Holdings development and Gaucho Group Holdings brand extensions in Las Vegas, Nevada. On June 17, 2021, Gaucho Group Holdings, Inc announced the signing of an agreement with LVH Holdings LLC to develop a project in Las Vegas, Nevada, expanding the Gaucho brand in ways that could include opportunities in lodging, hospitality, retail, and gaming. As of September 30, 2021, the Company had made a total of $3.5 million in capital contributions and received 198 limited liability company interests which represents 6.25% equity interest. The Company is currently renegotiating the agreement with LVH on the future capital contribution plans described in Note 8 – Related Party Transactions. Subsequently, On November 10, 2021, the Company made an additional capital contribution to LVH in the amount of $3.5 million and received an additional 198 Units.

Risks and Uncertainties

In December 2019, the 2019 novel coronavirus (“COVID-19”) surfaced in Wuhan, China. The World Health Organization declared the outbreak as a global pandemic in March 2020. Recently, we temporarily closed our corporate office, as well as our hotel, restaurant, winery operations, and golf and tennis operations. Further, some outsourced factories from which Gaucho ordered products had closed, borders for importing product had been impacted and the Gaucho fulfillment center had also closed for several weeks. In response, we have reduced costs by negotiating out of our New York lease, renegotiating with our vendors, and implementing salary reductions. We have also created an e-commerce platform for our wine sales in response to the pandemic. On October 19, 2020, we re-opened our winery and golf and tennis facilities with COVID-19 measures implemented. Most recently, we reopened the Algodon Mansion as of November 11, 2020 with COVID-19 measures implemented. Additionally, the construction on homes were temporarily halted from March to September but has since resumed. The Company is continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on the Company’s operations, financial position and cash flows, as well as the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s future operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined. On November 1, 2021, the Argentinian Government opened the border for fully vaccinated international travelers. After more than one year and a half, people have been able to travel back to Argentina. Algodon’s San Rafael hotel is currently under renovation, and is working at 50% capacity. We anticipate the hotel will fully reopen in December 2021. The San Rafael restaurant (Chez Gaston) is also currently closed for renovation. We anticipate the restaurant to fully reopen in January 2022. Algodon’s Buenos Aires hotel is currently open and operational.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies included in the audited consolidated financial statements as of December 31, 2020 and for the years then ended, which were included the Annual Report filed on Form 10-K on April 12, 2021, except as disclosed in this note.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on April 12, 2021.

Liquidity

As of September 30, 2021, the Company had cash and working capital of $2,836,500 and $4,314,355, respectively. During the nine months ended September 30, 2021, the Company incurred a net loss of $1,526,939 and used cash in operating activities of $5,661,611. Subsequent to September 30, 2021, the Company raised gross proceeds of $1,096,561 from the sale of its common stock and net proceeds of $5,573,187 from the sale of convertible notes to its investors. See Note 14 – Subsequent Events for details.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Highly Inflationary Status in Argentina

The Company recorded gains on foreign currency transactions during the three and nine months ended September 30, 2021, of $6,130 and $34,991, respectively, and during the three and nine months ended September 30, 2020, of $14,826 and $35,316, respectively, as a result of the net monetary liability position of its Argentine subsidiaries.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $2,547,482 and $54,681 at September 30, 2021 and December 31, 2020, respectively, of which, $357,553 and $54,681, respectively, represents cash held in Argentine bank accounts.

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

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Real estate sales	$2,500,001	$-	$2,647,257	$-
Hotel rooms and events	46,803	2,946	168,482	212,708
Restaurants	3,482	22,331	159,721	87,711
Winemaking	34,943	23,212	81,993	45,099
Golf, tennis and other	18,528	11,739	152,952	128,279
Clothes and accessories	1,401	-	10,152	749
Total revenues	$2,605,158	$60,228	$3,220,557	$474,546

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

As of September 30, 2021 and December 31, 2020, the Company had deferred revenue of $706,033 and $849,828, respectively, associated with real estate lot sale deposits and had $47,269 and $84,113, respectively, of deferred revenue related to hotel deposits. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the condensed consolidated statements of operations.

Net Loss per Common Share

Basic earnings per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period. Diluted earnings per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of: (i) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method; and (ii) shares of nonvested restricted stock. The Company calculated the potential diluted earnings per share in accordance with ASC 260, as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (numerator for basic and diluted earnings per share)	$976,293	$(1,079,555)	$(1,384,292)	$(4,147,890)

Weighted average shares outstanding (denominator for basic earnings per share)	8,658,395	4,110,303	7,530,833	4,049,059

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	-	-	-	-
Assumed exercise of warrants, treasury stock method	-	-	-	-
Dilutive potential common shares	-	-	-	-

Denominator for diluted earnings per share - weighted average shares and assumed potential common shares	8,658,395	4,110,303	7,530,833	4,049,059

Basic earnings per share	$0.11	$(0.26)	$(0.18)	$(1.02)
Diluted earnings per share	$0.11	$(0.26)	$(0.18)	$(1.02)

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	As of September 30,
	2021	2020

Options	587,699	613,972
Warrants	2,026,478	537,415
Series B convertible preferred stock	-	600,713
Convertible debt	-	252,336	[1]
Total potentially dilutive shares	2,614,177	2,004,436

[1]	As of September 30, 2020, certain of the convertible notes had variable conversion prices and the potentially dilutive shares were estimated based on market conditions.

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

3. INVENTORY

Inventory at September 30, 2021 and December 31, 2020 was comprised of the following:

	September 30,	December 31,
	2021	2020

Vineyard in process	$376,975	$286,491
Wine in process	530,646	576,801
Finished wine	40,542	39,549
Clothes and accessories	285,023	215,951
Other	94,386	53,983
Total	$1,327,572	$1,172,775

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Investments at Fair Value:

As of September 30, 2021	Level 1	Level 2	Level 3	Total

Government Bond	$45,182	$-	$-	$45,182

As of December 31, 2020	Level 1	Level 2	Level 3	Total

Warrants - Affiliates	$-	$-	$457	$457
Government Bond	53,066	-	-	53,066

A reconciliation of Level 3 assets is as follows:

Warrants - Affiliates

Balance - January 1, 2021	$457
Unrealized loss	(457)
Balance – September 30, 2021	$-

Investment at September 30, 2021, consisted of the Company’s investment in an Argentine government bond, purchased by the Company on December 3, 2019. The bond had an effective interest of 48% per annum and matured on December 31, 2020. There were no material unrealized gains or losses related to the Argentine government bond during the three and nine months ended September 30, 2021. The bond was purchased to settle specific Argentine taxes with interest and penalties, of which majority of the amount was used on the date of purchase. As of September 30, 2021, the Company issued a legal claim with the government to seek a resolution to apply the remaining amount to another debt or to receive a refund.

The Company recorded unrealized losses on the affiliate warrants of $0 and $457 during the three and nine months ended September 30, 2021, respectively, and $2,187 and $1,739 during the three and nine months ended September 30, 2020, respectively, which are included in revenues on the accompanying unaudited condensed consolidated statements of operations.

5. ACCRUED EXPENSES

Accrued expenses were comprised of the following as of:

	September 30,	December 31,
	2021	2020

Accrued compensation and payroll taxes	$163,989	$169,164
Accrued taxes payable - Argentina	182,114	201,704
Accrued interest	10,444	609,725
Other accrued expenses	94,731	420,809
Accrued expenses, current	451,278	1,401,402
Accrued payroll tax obligations, non-current	126,103	169,678
Total accrued expenses	$577,381	$1,571,080

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. LOANS PAYABLE

The Company’s loans payable are summarized below:

	September 30,	December 31,
	2021	2020

PPP Loan	$-	$242,486
EIDL	94,000	94,000
2020 Demand Loan	-	14,749
2018 Loan	249,000	301,559
2017 Loan	-	15,115
Land Loan	-	80,413
Total Loans Payable	343,000	748,322
Less: current portion	249,000	437,731
Loans Payable, non-current	$94,000	$310,591

During the nine months ended September 30, 2021, the Company made principal payments on loans payable in the aggregate of $159,441, of which, $13,234 was paid on the 2020 Demand Loan, $52,559 was paid on the 2018 Loan, $13,235 was paid on the 2017 Loan and $80,413 was paid on the Land Loan. During the nine months ended September 30, 2021, the Company obtained forgiveness of the PPP Loan, which was recognized as other income on the condensed consolidated statement of operations. The remaining decrease in principal balances on the loans payable are the result of the impact of the change in exchange rates during the period.

The Company incurred interest expense related to the loans payable in the amount of $7,079 and $24,734 during the three and nine months ended September 30, 2021, respectively, and incurred interest expense of $11,855 and $50,562 during the three and nine months ended September 30, 2020, respectively, of which, $2,233 and $9,335, respectively represented amortization of debt discount.

7. DEBT OBLIGATIONS

The Company’s debt obligations are summarized below:

	September 30, 2021				December 31, 2020
	Principal		Interest [1]	Total	Principal	Interest [1]	Total

2010 Debt Obligations	$-		$13,416	$13,416	$-	$330,528	$330,528
2017 Notes	7,000		4,547	11,547	1,170,354	261,085	1,431,439
Gaucho Notes	-	#	-	-	100,000	13,270	113,270
Total Debt Obligations	$7,000		$17,963	$24,963	$1,270,354	$604,883	$1,875,237

[1]	Accrued interest is included as a component of accrued expenses on the accompanying condensed consolidated balance sheets.

Each of the debt obligations listed above are past due and are payable on demand. The Company incurred interest expense of $0 and $4,158 in connection with its debt obligations during the three and nine months ended September 30, 2021, respectively, and incurred interest expense of $31,732 and $94,255 in connection with its debt obligations during the three and nine months ended September 30, 2020, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company repaid principal and interest of $100,000 and $332,364, respectively, during the nine months ended September 30, 2021.

On January 8, 2021, the Company issued 237,012 shares of common stock and warrants to purchase 237,012 shares of common stock to Mr. Griffin and JLAL Holdings Ltd with an aggregate issuance date fair value of $1,422,068 in exchange for notes payable with an aggregate of $1,163,354 in principal and $258,714 in accrued interest.

8. RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties in the amounts of $741,495 and $252,852 at September 30, 2021 and December 31, 2020, respectively, represent the net realizable value of advances made to related, but independent, entities under common management. See Expense Sharing below.

See Note 4 – Fair Value of Financial Instruments, for a discussion of the Company’s investment in warrants of a related, but independent, entity. See Note 13 – Commitments and Contingencies - Amended and Restated Limited Liability Company Agreement for details surrounding the related party transaction involving a Company director.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a Related Party to share expenses such as office space, support staff and other operating expenses (the “Related Party ESA”). The agreement was amended on January 1, 2017 to reflect the current use of personnel, office space, professional services. During the three and nine months ended September 30, 2021, the Company recorded a contra-expense of $193,801 and $439,605, respectively, and during the three and nine months ended September 30, 2020, the Company recorded a contra-expense of $145,777 and $489,634, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement. As of September 30, 2021 and December 31, 2020, the Company had accounts receivable – related parties, net of allowance of $741,495 and $252,852, respectively.

The Company had an expense sharing agreement with a different related entity to share expenses such as office space and other clerical services which was terminated in August 2017. The owners of more than 5% of that entity include (i) GGH’s chairman, and (ii) a more than 5% owner of GGH. The balance owed to the Company under this expense sharing agreement as of September 30, 2021 is $339,503, of which, the entire balance is deemed unrecoverable and is reserved.

Amended and Restated Limited Liability Company Agreement

On June 16, 2021, the Company, through its wholly owned subsidiary, GVI, entered into the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) of LVH Holdings LLC (“LVH”). LVH was organized on May 24, 2021 pursuant to the Delaware Limited Liability Act (the “Delaware Act”) with a sole member of SLVH LLC, a Delaware limited liability company (“SLVH”).

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Capital contributions

Concurrently with the execution and delivery of the LLC Agreement, GVI shall make an initial capital contribution to LVH, in cash, in the amount of exactly $1 million and receive 56.6 limited liability company interests (the “Units”) in LVH. On July 16, 2021, the Company made an additional capital contribution to LVH in the amount of $2.5 million and received additional 141.4 Units. As of September 30, 2021, such $3,500,000 capital contribution was included within investment – related parties on the condensed consolidated balance sheet. The Company has applied equity method accounting to its investment in LVH. During the period ended September 30, 2021, the Company did not recognize a gain or loss on its equity method investment in LVH as the activity during the period was de minimis. As of September 30, 2021, the Company is currently renegotiating the agreement with LVH on the capital contribution plan described below. Subsequently, on November 10, 2021, the Company made an additional capital contribution to LVH in the amount of $3.5 million and received an additional 198 Units.

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

A participant is always fully vested in their account, including the Company’s contribution. For the three and nine months ended September 30, 2021, the Company recorded a charge associated with its contribution of $3,408 and $23,845, respectively, and for the three and nine months ended September 30, 2020, the Company recorded a charge associated with its contribution of $6,512 and $24,945 respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair market value of its common stock on the date the shares are issued. See Note 10 – Temporary Equity and Stockholders’ Equity for details on the issuance of common stock in period.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

Equity Incentive Plans

On August 26, 2021, the stockholders approved the amendment to the 2018 Equity Incentive Plan (the “2018 Plan”) thereby increasing the number of shares available for awards under the plan to 15% of the Company’s common stock outstanding on a fully diluted basis as of the date of stockholder approval, from 868,172 to 2,641,902. As of September 30, 2021, 2,204,885 shares remain available to be issued under the 2018 Plan.

Series B Preferred Stock

The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value (equal to face value of $10 per share), as defined, payable when, as and if declared by the Board of Directors. Dividends earned by the Series B stockholders were $181,281 and $540,217 for the three and nine months ended September 30, 2020, respectively.

Effective February 16, 2021, as a result of the listing of the Common Stock on Nasdaq, all outstanding shares of Series B preferred stock were converted into 600,713 shares of Common Stock. As of September 30, 2021, there were $0 of cumulative unpaid cash dividends.

Common Stock

Effective February 16, 2021, the Company filed an Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect a reverse stock split of the Common Stock at a ratio of 15-for-1 (the “Reverse Split”).

There were no fractional shares issued as a result of the Reverse Split. All fractional shares as a result of the Reverse Split were rounded up to the nearest whole number. The total number of the Company’s authorized shares of Common Stock or preferred stock was not to be affected by the foregoing. As a result, after giving effect to the Reverse Split, the Company remains authorized to issue a total of 150,000,000 shares of Common Stock.

On July 6, 2021, the Company issued 8,254 shares of common stock at $4.79 per share with a fair value of $39,537 in settlement of its matching obligations for the year ended December 31, 2020 under the Company’s 401(k) profit sharing plan.

On July 2, 2021, the Company issued 274,500 shares of common stock upon exercise of warrants to purchase 274,500 shares of common stock with an exercise price of $6.00 per share and received aggregate proceeds of $1,647,000.

On July 21, 2021, the Company issued 30,000 shares of common stock at $3.53 per share with a fair value of $105,900 pursuant to a service agreement with TraDigital Marketing Group.

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

Due to the successful closing of the public offering, 54,154 shares of the Company’s common stock previously issued to Kingswood Capital Markets, n/k/a EF Hutton, division of Benchmark Investments, Inc. became fully vested on February 19, 2021. As a result, the Company recognized the fair value of $268,064 as offering costs, which was recognized as a debit and credit to additional paid in capital.

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

Although the Purchase Agreement provides that the Company may sell up to an aggregate of $50,000,000 of the Company’s common stock to Tumim Stone Capital, only 1,494,404 shares of the Company’s common stock (representing the maximum number of shares the Company may issue and sell under the Purchase Agreement under the Exchange Cap limitation) have been registered for resale to-date, which includes the 120,337 Commitment Shares. If it becomes necessary for the Company to issue and sell to Tumim Stone Capital under the Purchase Agreement more shares than are being registered for resale under this prospectus in order to receive aggregate gross proceeds equal to the Total Commitment of $50,000,000 under the Purchase Agreement, the Company must first (i) obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap under the Purchase Agreement in accordance with applicable Nasdaq rules, unless the average per share purchase price paid by Tumim Stone Capital for all shares of common stock sold under the Purchase Agreement equals or exceeds $4.002, in which case the Exchange Cap limitation will not apply under applicable Nasdaq rules, and (ii) file with the SEC one or more additional registration statements to register under the Securities Act the resale by Tumim Stone Capital of any such additional shares of the Company’s common stock the Company wishes to sell from time to time under the Purchase Agreement, which the SEC must declare effective, in each case before the Company may elect to sell any additional shares of the Company’s common stock to Tumim Stone Capital under the Purchase Agreement. The Purchase Agreement limits the sale of shares of the Company’s common stock to Tumim Stone Capital, and Tumim Stone Capital’s purchase or acquisition of common stock from the Company, to an amount of common stock that, when aggregated with all other shares of the Company’s common stock then beneficially owned by Tumim Stone Capital would result in Tumim Stone Capital having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of the Company’s common stock. On August 26, 2021, the stockholders approved the issuance of an additional 10,000,000 shares of the Company’s common stock.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In connection with the Tumim Stone Capital transaction, the Company engaged Kingswood Capital Markets, n/k/a EF Hutton, division of Benchmark Investments, Inc. (“EF Hutton”), as a placement agent to help raise capital. The Company has agreed to pay EF Hutton a fee of 8% of the amount of the funds raised pursuant to the Purchase Agreement.

During the nine months ended September 30, 2021, the Company sold an aggregate of 872,400 shares of the Company’s common stock to Tumim Stone Capital for gross proceeds of $3,746,454, less cash offering costs of $346,710 and non-cash offering costs of $500,000 related to the Commitment Shares.

Warrants

See Note 7 – Debt Obligations and elsewhere in Note 10 – Temporary Equity and Stockholders’ Equity for details on the issuances and exercise of warrants.

A summary of warrants activity during the nine months ended September 30, 2021 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2021	969,827	$5.87
Issued	1,858,845	6.01
Exercised	(274,500)	6.00
Cancelled	-	-
Expired	(527,694)	6.03
Outstanding, September 30, 2021	2,026,478	$5.94	0.6	$-

Exercisable, September 30, 2021	2,026,478	$5.94	0.6	$-

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of outstanding and exercisable warrants as of September 30, 2021 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$5.10	Common Stock	395,136	-	395,136
$6.00	Common Stock	1,607,350	0.7	1,607,350
$7.50	Common Stock	15,333	4.4	15,333
$30.00	Common Stock	8,659	0.1	8,659
	Total	2,026,478	0.7	2,026,478

Stock Options

During the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $112,664 and $427,376, respectively, and during the three and nine months ended September 30, 2020, the Company recorded stock-based compensation expense of $56,413 and $262,670, respectively related to the amortization of stock option grants, which is reflected in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2021, there was $515,737 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.13 years.

11. LEASES

On April 8, 2021, GGI entered into a lease agreement to lease a retail space in Miami, Florida for 7 years, which expires May 1, 2028. As of September 30, 2021, the lease had a remaining term of approximately 6.58 years. Over the duration of the lease, payments will escalate 3% every year. The Company was required to pay a $56,130 security deposit.

As of September 30, 2021, the Company had no leases that were classified as a financing lease. As of September 30, 2021, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses were $82,965 and $138,276, for the three and nine months ended September 30, 2021, respectively, and were $0 and $154,177, for the three and nine months ended September 30, 2020, respectively. Lease expenses are recorded in general and administrative expenses on the unaudited condensed consolidated statements of operations.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Supplemental cash flows information related to leases was as follows:

	For the Nine Months Ended
	September 30,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$139,874	$78,827

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,843,043	$-

Weighted Average Remaining Lease Term:
Operating leases	6.58 years	0.00 years

Weighted Average Discount Rate:
Operating leases	7.0%	8.0%

12. SEGMENT DATA

The Company’s financial position and results of operations are classified into three reportable segments, consistent with how the Chief Operating Decision Maker (“CODM”) makes decisions about resource allocation and assesses the Company’s performance.

●	Real Estate Development, including hospitality and winery operations, which support the ALGODON® brand.
●	Fashion (e-commerce), through GGI, including the manufacture and sale of high-end fashion and accessories sold through an e-commerce platform.
●	Corporate, consisting of general corporate overhead expenses not directly attributable to any one of the business segments.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has recast its financial information and disclosures for the prior period to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented. The following tables present segment information for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30, 2021				For the Nine Months Ended September 30, 2021
	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL
Revenues	$2,603,757	$1,401	$-	$2,605,158	$3,210,405	$10,152	$-	$3,220,557
Revenues from Foreign Operations	$2,603,757	$-	$-	$2,603,757	$3,210,405	$-	$-	$3,210,405
Income (Loss) from Operations	$2,107,400	$(311,853)	$(908,324)	$887,223	$1,856,015	$(685,744)	$(2,973,978)	$(1,803,707)

	For the Three Months Ended September 30, 2020				For the Nine Months Ended September 30, 2020
	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL
Revenues	$60,228	$-	$-	$60,228	$473,797	$749	$-	$474,546
Revenues from Foreign Operations	$60,228	$-	$-	$60,228	$473,797	$-	$-	$473,797
Loss from Operations	$(48,463)	$(154,612)	$(804,012)	$(1,007,087)	$(894,842)	$(723,921)	$(2,089,407)	$(3,708,170)

The following tables present segment information for September 30, 2021 and December 31, 2020:

	As of September 30, 2021				As of December 31, 2020
	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL
Total Property and Equipment, net	$3,392,127	$4,350	$473	$3,396,950	$2,855,444	$4,538	$240	$2,860,222
Total Property and Equipment, net in Foreign Countries	$3,392,127	$-	$-	$3,392,127	$2,855,444	$-	$-	$2,855,444
Total Assets	$11,889,707	$2,219,086	$3,505,100	$17,613,893	$5,064,401	$238,491	$667,644	$5,970,536

(1)	Unallocated corporate operating losses resulting from general corporate overhead expenses not directly attributable to any one of the business segments.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Employment Agreement

On July 5, 2021, the Compensation Committee of the Board of Directors approved the extension of Scott Mathis’ employment agreement with the Company, dated September 28, 2015 (the “Employment Agreement”) until October 31, 2021. All other terms of the Employment Agreement remain the same. Subsequently, the employment agreement was extended to December 31, 2021. See Note 14 – Subsequent Events for details.

14. SUBSEQUENT EVENTS

Management has evaluated all subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued, require adjustment to or disclosure in the accompanying condensed consolidated financial statements.

Foreign Currency Exchange Rates

The Argentine peso to United States dollar exchange rate was 100.1951, 98.6749, and 84.0747 at November 12, September 30, 2021 and December 31, 2020, respectively.

The British pound to United States dollar exchange rate was 0.7467, 0.7429, and 0.7325 at November 12, September 30, 2021 and December 31, 2020, respectively.

Common Stock

Between October 13, 2021 and November 10, 2021, the Company issued an aggregate of 393,000 shares of common stock for gross proceeds of $1,096,561.

Employment Agreement

On October 26, 2021, all of the independent members of the Board of Directors approved the extension of Scott Mathis’ employment agreement with the Company, dated September 28, 2015 (the “Employment Agreement”) until December 31, 2021. All other terms of the Employment Agreement remain the same.

Securities Purchase Agreement

On November 3, 2021, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which on November 9, 2021, the Company sold to the investors a series of senior secured convertible notes of the Company, in the aggregate original principal amount of $6,480,000 (the “Notes”), which Notes shall be convertible into shares of common stock of the Company at a conversion price of $3.50 (subject to adjustment). The Notes are due and payable on the first anniversary of the Issuance Date and bear interest at a rate of 7% per annum, which shall be payable in cash quarterly in arrears on each Amortization Date (as defined in the Notes) or otherwise in accordance with the terms of the Notes. The investors are entitled to convert any portion of the outstanding and unpaid Conversion Amount (as defined in the Notes) at any time or times on or after the Issuance Date, but we may not effect the conversion of any portion of the Notes if it would result in either of the investors beneficially owning more than 4.99% of the common stock.

Under the applicable rules of The Nasdaq Stock Market LLC (“Nasdaq”), in no event may the Company issue any shares of common stock upon conversion of the Notes or otherwise pursuant to the terms of this Notes if the issuance of such shares of common stock would exceed 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Securities Purchase Agreement and Notes (the “Exchange Cap”), unless the Company (i) obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) obtains a written opinion from the Company’s counsel that such approval is not required. In any event, The Company may not issue any shares of its common under the Securities Purchase Agreement or Notes if such issuance or sale would breach any applicable rules or regulations of the Nasdaq.

The Notes will rank senior to all outstanding and future indebtedness of the Company and its subsidiaries and will be secured by all existing and future assets of the Company, as evidenced by the Security and Pledge Agreement entered into between the Company and the investors on November 9, 2021 (the “Security Agreement”). Additionally, Scott L. Mathis, President and CEO of the Company, pledged 275,600 of his shares of common stock and 66,667 options to purchase common stock of the Company as additional collateral under the Notes, as evidenced by the Stockholder Pledge Agreement between the Company, Mr. Mathis and the investors, dated on November 9, 2021 (the “Pledge Agreement”).

In connection with the foregoing, the Company entered into a Registration Rights Agreement with the investors on November 9, 2021 (the “Registration Rights Agreement”), pursuant to which the Company has agreed to provide certain registration rights with respect to the Registrable Securities (as defined in the Registration Rights Agreement) under the Securities Act of 1933 (the “1933 Act”) and the rules and regulation promulgated thereunder, and applicable state securities laws. The Securities Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

EF Hutton, division of Benchmark Investments, Inc. (“EF Hutton”) acted as the exclusive placement agent in connection with the transactions contemplated by the Securities Purchase Agreement, for which the Company will pay to EF Hutton a cash placement fee equal to 6.0% of the amount of capital raised, invested or committed under the Securities Purchase Agreement and Notes.

On November 11, 2021, in connection with the Securities Purchase Agreement, the Company issued 596,165 shares of common stock to the holders of the Notes (the “Pre-Delivery Shares”).

Investment – Related Party

On November 10, 2021, the Company made an additional capital contribution to LVH in the amount of $3.5 million and received an additional 198 Units.

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

Overview

Gaucho Group Holdings, Inc. (“GGH” or the “Company”) positions its e-commerce leather goods, accessories, and fashion brand, Gaucho – Buenos Aires™, as one of luxury, creating a platform for the global consumer to access their piece of Argentine style and high-end products. With a concentration on leather goods, ready-to-wear and accessories, this is the luxury brand in which Argentina finds its contemporary expression. By the end of 2021, the Company anticipates launching Gaucho Casa, a Home & Living line of luxury textiles and home accessories, which will be marketed and sold on the Gaucho – Buenos Aires e-commerce platform and at the flagship retail location in Miami’s Design District shopping mall. Gaucho Casa challenges traditional lifestyle collections with its luxury textiles and home accessories rooted in the singular spirit of the gaucho aesthetic. GGH seeks to grow its direct-to-consumer online products to global markets in the United States, Asia, the United Kingdom, Europe, and Argentina. We intend to focus on e-commerce and scalability of the Gaucho – Buenos Aires and Gaucho Casa brands, as real estate in Argentina is politically sensitive.

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

Recent Developments and Trends

In Q4, Gaucho – Buenos Aires intends to launch the world debut of what we anticipate being its most iconic leather bag, called The Lucky Bag. Perhaps the most important piece of the Gaucho – Buenos Aires leather goods & accessories collection to date, this accessory is a statement piece that we anticipate being central to our evergreen core collection going forward. The Lucky Bag is scheduled to be available for presale at gauchobuenosaires.com on Tuesday, Nov 16th and will officially be available on the website on Tuesday, November 30 in time for holiday shipping.

In October 2021, Algodon Fine Wines, announced the debut of its limited production microvinified “Black Label” Pinot Noir varietal, and launched it for presale on its ecommerce website.

In July 2021, Gaucho Holdings announced that Algodon Wine Estate’s Chez Gaston Restaurant was recognized as a 2021 Travelers’ Choice award winner, a status reserved for TripAdvisor’s top 10% of restaurants worldwide. This achievement celebrates businesses that consistently deliver fantastic experiences to travelers and diners around the globe, having earned great traveler reviews on TripAdvisor over the last 12 months. Despite the challenging past year due to the pandemic, Chez Gaston Restaurant stood out by continuously delighting diners with its authentic, locally sourced Argentine cuisine and cooking methods.

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

Due to the successful closing of the public offering, 54,154 shares of GGH’s common stock previously issued to Kingswood Capital Markets, n/k/a EF Hutton, division of Benchmark Investments, Inc. became fully vested on February 19, 2021.

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

In connection with the Tumim Stone Capital transaction, the Company engaged Kingswood Capital Markets, n/k/a EF Hutton, division of Benchmark Investments, Inc. (“EF Hutton”), as a placement agent to help raise capital. The Company has agreed to pay EF Hutton a fee of 8% of the amount of the funds raised pursuant to the Purchase Agreement.

During the nine months ended September 30, 2021, the Company sold an aggregate of 872,400 shares of the Company’s common stock to Tumim Stone Capital for gross proceeds of $3,746,454, less cash offering costs of $346,710 and non-cash offering costs of $500,000 related to the Commitment Shares.

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

Capital contributions

Concurrently with the execution and delivery of the LLC Agreement, GVI shall make an initial capital contribution to LVH, in cash, in the amount of exactly $1 million and receive 56.6 limited liability company interests (the “Units”) in LVH. On July 16, 2021, the Company made an additional capital contribution to LVH in the amount of $2.5 million and received additional 141.4 Units. As of September 30, 2021, such $3,500,000 capital contribution was included within investment – related parties on the condensed consolidated balance sheet. The Company has applied equity method accounting to its investment in LVH. During the period ended September 30, 2021, the Company did not recognize a gain or loss on its equity method investment in LVH as the activity during the period was de minimis. As of September 30, 2021, the Company is currently renegotiating the agreement with LVH on the capital contribution plan described below. Subsequently, on November 10, 2021, the Company made an additional capital contribution to LVH in the amount of $3.5 million and received an additional 198 Units.

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

In the third quarter of 2021, Gaucho Holdings’ real estate project, Algodon Wine Estates, was able to deed and therefore recognize approximately $2.5 million from the sale of approximately 13 lots at the property. Many of these sales began late in the second quarter of 2021 despite the reduced economic activity caused by the pandemic.

In November 2021, Gaucho Holdings announced that its luxury residential vineyard real estate project, Algodon Wine Estates, had completed its first lot sale utilizing cryptocurrency, after previously announcing in September 2021 of its ability to begin accepting cryptocurrency as payment to purchase its Phase 1 homesites.

In November 2021, Gaucho Holdings announced it made a new $3.5 million payment to LVH Holdings LLC to further advance Gaucho’s Las Vegas project with LVH Holdings LLC. Gaucho Holdings’ new payment of $3.5 million follows two previous installments of $2.5 million and $1 million earlier this year, toward what is expected to be a total commitment of $35 million for a 40% ownership of the project. Gaucho Holdings believes the Las Vegas project can expand the Gaucho brand in ways that could include opportunities in lodging, hospitality, retail, and gaming. SB Architects, an international architecture and design practice with offices in San Francisco, Miami and Shenzhen, leads the design of this project. Mark Advent, a partner in LVH holdings, and the creator of the highly popular New York New York hotel and casino, is the creative visionary working directly with SB Architects.

In September 2021, Gaucho Holdings announced that its stockholders had approved the purchase of additional land holdings in Argentina in an all-stock transaction valued at approximately $2.4 Million. The purchase price was determined from an evaluation of the real estate performed by an independent third-party.

In September 2021, Gaucho Holdings announced that its stockholders had approved the acquisition of the 21% minority interest in Gaucho Group, Inc. and its e-commerce assets, resulting in the leather goods & accessories brands Gaucho – Buenos Aires and Gaucho Casa – Buenos Aires now being wholly owned subsidiaries under Gaucho Holdings’ corporate umbrella.

Consolidated Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Overview

We reported net income (loss) of approximately $0.9 million and $(0.9) million for the three months ended September 30, 2021 and 2020, respectively.

Revenues

Revenues from operations were approximately $2,605,000 and $60,000 during the three months ended September 30, 2021 and 2020, respectively, reflecting an increase of approximately $2,545,000 or 4,242%. Increases in real estate lot revenues of approximately $3,308,000 and increase in hotel, restaurant, and wine sales of approximately $59,000 resulting from the hotels reopening with COVID-19 measures implemented as a result of the COVID-19 pandemic and the Argentine government’s efforts to promote tourism and revitalize local businesses by subsidizing a portion of sales, which was partially offset by a decrease of approximately $837,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Gross profit

We generated a gross profit of approximately $2,395,000 for the three months ended September 30, 2021 as compared to a gross loss of approximately $21,000 for the three months ended September 30, 2020, representing an increase of approximately $2,416,000 or 11,505%.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $129,000 from approximately $81,000 for the three months ended September 30, 2020 to approximately $210,000 for the three months ended September 30, 2021. The increase in cost of sales resulted from the increase in real estate costs of approximately $114,000 and increase in hotel, restaurant, and wine costs of approximately $59,000 which correspond to the increase in the related revenues as discussed above, partially offset by the decrease of approximately $67,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Selling and marketing expenses

Selling and marketing expenses were approximately $101,000 and $111,000 for the three months ended September 30, 2021 and 2020, respectively, representing a decrease of $10,000 or 9% in 2021.

General and administrative expenses

General and administrative expenses were approximately $1,371,000 and $860,000 for the three months ended September 30, 2021 and 2020, respectively, representing an increase of $511,000 or 59%. The increase results primarily from the increase of approximately $683,000 in professional fees, partially offset by delivery fees of approximately $78,000 and approximately $92,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $36,000 and $46,000 during the three months ended September 30, 2021 and 2020, respectively, representing a decrease of $10,000 or 22%.

Gain from insurance settlement

Gain from insurance settlement was approximately $30,000 during the three months ended September 30, 2020. Insurance proceeds received during the three months ended September 30, 2020 were to cover revenues lost during the rebuilding and repair of the hotel after the fire.

Interest expense, net

Interest expense, net was approximately $50,000 and $72,000 during the three months ended September 30, 2021 and 2020, respectively, representing a decrease of $22,000 or 31%. The decrease is primarily related to the decrease in the average balance of debt outstanding during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Gain on debt restructuring

Gain on debt restructuring of approximately $130,000 during the three months ended September 30, 2020 represents the gain realized from the restructuring of debt during the period.

Other income

Other income of approximately $88,000 during the three months ended September 30, 2021 represents the management fee received from LVH.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Overview

We reported net losses of approximately $1.5 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Revenues

Revenues from operations were approximately $3,221,000 and $475,000 during the nine months ended September 30, 2021 and 2020, respectively, reflecting an increase of approximately $2,746,000 or 578%. Increases in real estate lot revenues of approximately $3,509,000 and increase in hotel, restaurant, and wine sales of approximately $188,000 resulting from the hotels reopening with COVID-19 measures implemented as a result of the COVID-19 pandemic and the Argentine government’s efforts to promote tourism and revitalize local businesses by subsidizing a portion of sales, which was partially offset by a decrease of approximately $1,035,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Gross profit

We generated a gross profit of approximately $2,571,000 for the nine months ended September 30, 2021 as compared to a gross loss of approximately $97,000 for the nine months ended September 30, 2020, representing an increase of $2,668,000 or 2,751%.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $78,000 from $572,000 for the nine months ended September 30, 2020 to $650,000 for the nine months ended September 30, 2021. The increase in cost of sales resulted from the increase in real estate costs of approximately $148,000 and increase in hotel, restaurant, and wine costs of approximately $110,000 which correspond to the increase in the related revenues as discussed above, partially offset by the decrease of approximately $208,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Selling and marketing expenses

Selling and marketing expenses were approximately $336,000 and $161,000 for the nine months ended September 30, 2021 and 2020, respectively, representing an increase of $175,000 or 109% in 2021, primarily resulting from entering into new contracts during the nine months ended September 30, 2021 related to investor and public relations.

General and administrative expenses

General and administrative expenses were approximately $3,935,000 and $3,342,000 for the nine months ended September 30, 2021 and 2020, respectively, representing an increase of $593,000 or 18%. The increase results primarily from the increase of approximately $1,010,000 in professional fees, partially offset by payroll expenses of approximately $134,000, delivery fees of approximately $89,000, and approximately $203,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $104,000 and $138,000 during the nine months ended September 30, 2021 and 2020, respectively, representing a decrease of $34,000 or 25%. The decrease was primarily due to the disposal of fixed assets during the nine months ended September 30, 2021.

Gain from insurance settlement

Gain from insurance settlement was approximately $30,000 during the nine months ended September 30, 2020. Insurance proceeds received during the nine months ended September 30, 2020 were to cover revenues lost during the rebuilding and repair period after the fire.

Interest expense, net

Interest expense, net was approximately $88,000 and $194,000 during the nine months ended September 30, 2021 and 2020, respectively, representing a decrease of $106,000 or 55%. The decrease is primarily related to the decrease in the average balance of debt outstanding during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Gain on debt restructuring

Gain on debt restructuring of approximately $130,000 during the nine months ended September 30, 2020 represents the gain realized from the restructuring of debt during the period.

Forgiveness of PPP Loan

We recognized a gain on forgiveness of PPP Loan of approximately $242,000 during the nine months ended September 30, 2021.

Other income

Other income of approximately $88,000 during the nine months ended September 30, 2021 represents the management fee received from LVH.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	September 30, 2021	December 31, 2020
	(unaudited)

Cash	$2,836,500	$134,536

Working Capital (Deficiency)	$6,234,249	$(2,573,099)

Loans Payable	$343,000	$748,322

Debt Obligations	$7,000	$1,270,354

During the nine months ended September 30, 2021 and 2020, we financed our activities from proceeds derived from debt and equity financings occurring in prior periods. A significant portion of the funds have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

Net cash used in operating activities for the nine months ended September 30, 2021 and 2020 amounted to approximately $5,662,000 and $3,682,000, respectively. During the nine months ended September 30, 2021, the net cash used in operating activities was primarily attributable to the net loss of approximately $1,527,000 adjusted for approximately $577,000 of net non-cash expenses, and approximately $4,712,000 of cash used to fund changes in the levels of operating assets and liabilities. During the nine months ended September 30, 2020 the net cash used in operating activities was primarily attributable to the net loss of approximately $3,736,000, adjusted for approximately $391,000 of net non-cash expenses, and approximately $337,000 of cash used to fund changes in the levels of operating assets and liabilities.

Cash used in investing activities for the nine months ended September 30, 2021 and 2020 amounted to approximately $4,140,000 and $40,000, respectively, which resulted from the purchase of property and equipment of $640,000 and $40,000, respectively, and, $3,500,000 and $0, respectively, related to the purchase of investment – related parties.

Net cash provided by financing activities for the nine months ended September 30, 2021, amounted to approximately $12,170,000 and the net cash used in financing activities for the nine months ended September 30, 2020, amounted to approximately $4,492,000, respectively. For the nine months ended September 30, 2021, the net cash provided by financing activities resulted from approximately $7,287,000 of proceeds provided by the sale of common stock and warrants in a public offering, approximately $3,746,000 of proceeds provided by the sales of common stock to the placement agent under the Common Stock Purchase Agreement, $1,647,000 of proceeds from the exercise of warrants, and $439,000 from the proceeds from the sale of common stock and warrants to accredited investors, partially offset by debt and loan repayments of approximately $259,000 and payments of offering costs related to the public offering and the Common Stock Purchase Agreement of approximately $690,000. For the nine months ended September 30, 2020 the net cash provided by financing activities resulted from approximately $3,214,000 of proceeds from convertible debt obligations, approximately $1,201,000 of proceeds from common stock offering, approximately $574,000 and $28,000, respectively, from the proceeds from the issuance of related party loans payable and non-related party loans payable, approximately $242,000 of proceeds from the PPP Loan, and $94,000 of proceeds from the EIDL, partially offset by loan repayments of approximately $845,000 and the repurchase of preferred stock of $16,000 from a stockholder.

As of September 30, 2021, we had cash and working capital of $2,836,500 and $4,314,335 respectively. During the nine months ended September 30, 2021, we incurred a net loss of $1,526,939.

Subsequent to September 30, 2021, the Company raised gross proceeds of $1,096,561 from the sale of its common stock and net proceeds of $5,573,187 from the sale of convertible notes to its investors. See Note 14 – Subsequent Events for details.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2021, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in Item 1A of the Company’s Annual Report on Form 10-K as filed with the SEC on April 12, 2021 and from Item 1A of the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 16, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a summary of all securities that we have sold since July 1, 2021 without registration under the Securities Act of 1933, as amended (the “Securities Act”).

In connection with the Common Stock Purchase Agreement (the “Purchase Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) entered into on May 6, 2021 with Tumim Stone Capital LLC (“Tumim Stone Capital”), the Company requested additional draw-downs pursuant to the Purchase Agreement and issued shares of common stock and received gross proceeds of the following: (i) July 12, 2021, the Company issued 300,000 shares of common stock to Tumim for gross proceeds of $1,169,550; (ii) September 16, 2021, the Company issued 83,000 shares of common stock to Tumim for gross proceeds of $273,693; (iii) October 13, 2021, the Company issued 36,000 shares of common stock to Tumim for gross proceeds of $100,775; (iv) October 19, 2021, the Company issued 69,000 shares of common stock to Tumim for gross proceeds of $191,661; (v) October 27, 2021, the Company issued 95,000 shares of common stock to Tumim for gross proceeds of $260,205; (vi) November 2, 2021, the Company issued 48,000 shares of common stock to Tumim for gross proceeds of $130,757; and (vii) November 10, 2021, the Company issued 145,000 shares of common stock to Tumim for gross proceeds of $413,163. No general solicitation was used, and a commission of 8% of the total gross proceeds was paid to Benchmark Investments, Inc. pursuant to the Underwriting Agreement between the Company and Kingswood Capital Markets, n/k/a EF Hutton, a division of Benchmark Investments, Inc. dated February 16, 2021. The Company relied on the exemptions from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the SEC on May 17, 2021.

On July 2, 2021, the Company issued 274,500 shares upon exercise of a warrant at $6.00 for gross proceeds of $1,647,000.

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

On November 11, 2021, in connection with the Purchase Agreement, the Company issued 596,165 shares of common stock to the holders of the Notes (the “Pre-Delivery Shares”). The Pre-Delivery Shares were offered and sold in a transaction exempt from registration under the 1933 Act, in reliance on Section 4(a)(2) thereof and/or Rule 506(b) of Regulation D thereunder. The investors represented that they are “accredited investors,” as defined in Regulation D, and are acquiring such shares under the Purchase Agreement for investment purposes only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Company filed a Form D with the SEC on November 10, 2021.

Item 3. Defaults upon Senior Securities

On January 25, 2018, the Company received a bank loan in the amount of $525,000 (the “2018 Loan”), denominated in U.S. dollars. The loan bears interest at 6.75% per annum and is due on January 25, 2023. Principal and interest will be paid in 60 equal monthly installments of $10,311, beginning on February 23, 2018. During 2018, the Company defaulted on certain 2018 Loan payments, and as a result, the 2018 Loan is currently payable upon demand. During the nine months ended September 30, 2021, the Company made an aggregate principal payment of $52,552. As of September 30, 2021, principal of $249,000 is outstanding.

As previously reported on the Company’s Annual Reports on Forms 10-K for the years ending December 31, 2017, December 31, 2018, and December 31, 2019, the Company sold convertible promissory notes in the aggregate principal amount of $2,046,730 (together, the “2017 Notes”). The 2017 Notes matured 90 days from the date of issuance, bear interest at 8% per annum and were convertible into the Company’s common stock at $0.63 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. During the six months ended principal and interest of $1,163,354 and $258,714 were exchanged for common stock and warrants with an aggregate fair value of $1,422,068. As of September 30, 2021, principal of $7,000 and interest of $4,547 outstanding on the 2017 Notes is past due and is payable on demand. The 2017 Notes are no longer convertible.

As disclosed previously in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company’s subsidiary, Gaucho Group, Inc. (“GGI”) sold convertible promissory notes in the total amount of $2,266,800 to accredited investors (the “GGI Notes”). The maturity date of the notes was March 31, 2019, and at the option of the holder, the principal amount of the note plus accrued interest could be converted into GGI common stock at a 20% discount to the share price in a future offering of common stock by GGI. During the nine months ended September 30, 2021, the Company repaid the promissory note in full.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

As set forth in our Current Report on Form 8-K, filed on May 3, 2021, the Board of Directors of the Company, on April 29, 2021, increased the number of directors on the board from six to seven and appointed William Allen as a Class III Director to hold office until the Company’s annual stockholder meeting held in 2023. The Board has determined that Mr. Allen is an independent director as defined under the applicable Nasdaq listing rules and the rules and regulations of the SEC.

As set forth in our Current Report on Form 8-K, filed on July 13, 2021, all of the independent members of the Board of Directors on July 5, 2021, approved the extension of Scott Mathis’ employment agreement with the Company, dated September 28, 2015 (the “Employment Agreement”) until October 31, 2021. All other terms of the Employment Agreement remain the same. Subsequently, on October 26, 2021, the Compensation Committee of the Board of Directors approved the extension of the Employment Agreement until December 31, 2021. All other terms of the Employment Agreement remain the same.

As set forth in our Current Report on Form 8-K, filed on August 31, 2021, and our Amended Current Report on Form 8-K/A, filed on September 29, 2021, the Company held its Annual General Meeting of Stockholders on August 26, 2021 at 12:00 p.m. Eastern Time virtually and in person at 112 NE 41st Street, Suite 106 Miami, Florida 33137 (the “Meeting”). At the Meeting, the stockholders approved six of the seven proposals submitted: (i) Election of Peter J.L. Lawrence to serve a three-year term as a Class II director until his successor is elected and qualified; (ii) issuance of an additional 10,000,000 shares of common stock pursuant to an equity line of credit with Tumim Stone Capital LLC; (iii) an amendment to the 2018 Equity Incentive Plan thereby increasing the number of shares available for awards under the plan to 15% of our common stock outstanding on a fully diluted basis as of the date of stockholder approval; (iv) the purchase of Argentina real estate from Hollywood Burger Holdings, Inc.; (v) the purchase of shares of the remaining 21% of common stock of Gaucho Group, Inc; and (vi) ratification and approval of Marcum, LLP as the Company’s independent registered accounting firm for the year ended December 31, 2021. The seventh proposal, which was submitted by one of the Company’s stockholders, to cancel for cause the employment contract with Scott L. Mathis, CEO, was defeated.

As set forth in our Current Report on Form 8-K, filed on November 8, 2021, the Company entered the Securities Purchase Agreement with certain institutional investors, pursuant to which on November 9, 2021, the Company sold to the investors a series of senior secured convertible notes of the Company, in the aggregate original principal amount of $6,480,000 (the “Notes”), which Notes shall be convertible into shares of common stock of the Company at a conversion price of $3.50 (subject to adjustment). The shares of common stock that have been and may be issued under the Securities Purchase Agreement and Notes are being offered and sold in a transaction exempt from registration under the 1933 Act, in reliance on Section 4(a)(2) thereof and/or Rule 506(b) of Regulation D thereunder. The investors represented that they are “accredited investors,” as defined in Regulation D, and are acquiring such shares under the Securities Purchase Agreement for investment purposes only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Accordingly, the shares of common stock that have been and may be issued to the investors under the Securities Purchase Agreement have not been registered under the 1933 Act or any applicable state securities laws and may not be offered or sold in the United States absent registration or an exemption from registration under the 1933 Act and any applicable state securities laws. The Company filed a Form D with the SEC on November 10, 2021.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
1.1	Underwriting Agreement, dated February 16, 2021 (11)
1.2	Warrant Agreement, including the form of Warrant, made as of February 19, 2021, between the Company and Continental. (12)
3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State effective February 16, 2021(11)
3.2	Amended and Restated Bylaws as amended and adopted December 17, 2017 (4)
3.3	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 (6)
4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013(1)
4.2	Amendment No. 1 to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated February 28, 2017 (2)
4.3	Certificate of Designation of Series B Convertible Preferred Stock, dated February 28, 2017 (2)
4.4	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on December 3, 2019 and filed with the Delaware Secretary of State (7)
4.5	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on January 30, 2020 and filed with the Delaware Secretary of State. (8)
4.6	2016 Stock Option Plan. (3)
4.7	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016. (3)
4.8	2018 Equity Incentive Plan. (5)
4.9	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 (6)
4.10	Amendment to the Company’s 2018 Equity Incentive Plan effective July 8, 2019 as approved by the Board of Directors (9)
4.11	Amendment No. 3 to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on July 12, 2021 and the stockholders on August 26, 2021 (16)
4.12	Form of Unit Warrant (10)
10.1	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 (13)
10.2	Commercial Lease Agreement between Gaucho Group, Inc. and Design District Development Partners, LLC, dated April 8, 2021(14)
10.3	Common Stock Purchase Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated May 6, 2021(15)
10.4	Registration Rights Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated May 6, 2021(15)
10.5	Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC, dated June 16, 2021 (17)
10.6	Securities Purchase Agreement dated November 3, 2021(18)
10.7	Senior Secured Convertible Notes Issued by the Company(18)
10.8	Security and Pledge Agreement(18)
10.9	Stockholder Pledge Agreement(18)
10.10	Registration Rights Agreement(18)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Algodon Wine Estates Property Map(13)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2017.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2017.
4.	Incorporated by reference from the Company’s current Report on Form 8-K, filed on December 20, 2017.
5.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2019.
8.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2020.
9.	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on August 30, 2019.
10.	Incorporated by reference to the Company’s Amended Registration Statement on Form S-1 filed on December 8, 2020.
11.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2021.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2021.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1,2020.
14.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 12, 2021.
15.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 7, 2021.
16.	Incorporated by reference to the Company’s Amended Current Report on Form 8-K filed on September 29, 2021.
17.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021.
18.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 8, 2021.
*	Filed herewith
**	Furnished, not filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2021	GAUCHO GROUP HOLDINGS, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

