Form 10-K
period 2021-12-31
Gaucho Group Holdings, Inc.
filed 2022-04-14
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-55209

Gaucho Group Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2158952
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

112 NE 41st Street, Suite 106, Miami, Florida	33137
(Address of Principal Executive Offices)	(Zip Code)

(212) 739-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	VINO	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: N/A

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by the check mark whether the registration has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

Auditor PCAOB ID: 688	Auditor Name: Marcum LLP	Auditor Location: New York, New York

The aggregate market value of the voting and non-voting common equity held by non-affiliates (7,039,832 shares) computed by reference to the price at which the common equity was last sold as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter ($5.13), was $36,114,338. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of April 11, 2022, there were 12,232,768 shares of the registrant’s common stock outstanding.

INDEX

Forward Looking Statements

PART I

Certain statements included or incorporated by reference in this annual report constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this annual report that are not clearly historical in nature are forward-looking, and the words “anticipate”, “believe”, “continue”, “expect”, “estimate”, “intend”, “may”, “plan”, “will”, “shall” and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management’s expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and prospective investors should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this annual report or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this annual report or as of the date specified in the documents incorporated by reference herein, as the case may be. Important factors that could cause such differences include, but are not limited to:

●	the uncertainties associated with the ongoing COVID-19 pandemic, including, but not limited to uncertainties surrounding the duration of the pandemic, government orders and travel restrictions, and the effect on the global economy and consumer spending;
●	the uncertainties associated with the ongoing war in Ukraine and the effect on the capital markets
●	the risks and additional expenses associated with international operations and operations in a country (Argentina) which has had significantly high inflation in the past;
●	the uncertainties raised by a fluid political situation and fundamental policy changes that could be affected by presidential elections;
●	the risks associated with a business that has never been profitable, whose business model has been restructured from time to time, and which continues to have and has significant working capital needs;
●	the possibility of external economic and political factors preventing or delaying the acquisition, development or expansion of real estate projects, or adversely affecting consumer interest in our real estate offerings;
●	changes in external market factors, as they relate to our emerging e-commerce business;
●	changes in the overall performance of the industries in which our various business units operate;
●	changes in business strategies that could be necessitated by market developments as well as economic and political considerations;
●	possible inability to execute the Company’s business strategies due to industry changes or general changes in the economy generally;
●	changes in productivity and reliability of third parties, counterparties, joint venturers, suppliers or contractors; and
●	the success of competitors and the emergence of new competitors.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on forward-looking statements contained in this annual report.

We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws.

In evaluating the Company, its business and any investment in the Company, readers should carefully consider the following factors:

Risk Factors Summary

●	We face business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations, including, but not limited to, the closure of the Algodon Mansion, operated by our indirectly owned Argentinian subsidiary, The Algodon – Recoleta S.R.L. (“TAR”), and the disruption of the operations of the Algodon Wine Estates, operated by our indirectly owned Argentinian subsidiary, Algodon Wine Estates S.R.L. (“SWE”).
●	Due to the economic hardships presented by the COVID-19 pandemic, we obtained a loan from the Paycheck Protection Program (“PPP Loan”) from the U.S. Small Business Administration (“SBA”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We are not entitled to forgiveness under state law for the PPP Loan which could negatively impact our cash flow.
●	War in the Ukraine may impact the business of the Company and the financial markets in which the Company needs to raise capital.
●	Economic and political instability in Argentina may adversely and materially affect our business, results of operations and financial condition.
●	Argentina’s economy may not support foreign investment or our business.
●	Argentina has a highly inflationary economy, which may continue to increase our accounting and legal costs.
●	Argentina has in the past discussed nationalizing private businesses.
●	The Company is exposed to the risk of changes in foreign exchange rates.
●	Argentina’s ability to obtain financing from international markets is limited, which may impair its ability to implement reforms and foster economic growth.
●	The stability of the Argentine banking system is uncertain and the Argentine government may again place currency limitations on withdrawals of funds.
●	Government measures to pre-empt or respond to social unrest may adversely affect the Argentine economy and our business.
●	The Argentine economy could be adversely affected by economic developments in other global markets.
●	The Argentine government may order salary increases to be paid to employees in the private sector, which would increase our operating costs.
●	Restrictions on the supply of energy could negatively affect Argentina’s economy.
●	We are exposed to risks in relation to compliance with anti-corruption and anti-bribery laws and regulations overseas and in the U.S. Although we have internal policies and procedures designed to ensure compliance with applicable anti-corruption and anti-bribery laws and regulations, there can be no assurance that such policies and procedures will be sufficient.
●	The real estate market is uncertain in Argentina and the investment in Argentine real property is subject to economic and political risks.
●	An adverse economic environment for real estate companies such as a credit crisis may adversely impact our results of operations and business prospects significantly.
●	There are limitations on the ability of foreign persons to own Argentinian real property.
●	Our business is subject to extensive domestic and foreign regulation, including regulations and laws imposed by the U.S. and Argentine governments, and additional regulations may be imposed in the future.
●	There may be a lack of liquidity in the underlying real estate.
●	There is limited public information about real estate in Argentina.
●	Our construction projects may be subject to delays in completion due to the COVID-19 pandemic.
●	The Company may be subject to certain losses that are not covered by insurance.
●	The boutique hotel market is highly competitive.
●	Historically, the Company’s hotel incurs overhead costs higher than the total gross margin.
●	The profitability of Algodon Wine Estates operated by SWE will depend on consumer demand for leisure and entertainment.
●	We are subject to risks affecting the hotel industry.
●	The profitability of Algodon Wine Estates will depend on consumer demand for leisure and entertainment.
●	The tourism industry is highly competitive and may affect the success of the Company’s projects.
●	Development of the Company’s projects will proceed in phases and is subject to unpredictability in costs and expenses.
●	The ability of the Company to operate its businesses may be adversely affected by U.S. and Argentine government regulations.
●	Competition within the wine industry could have a material adverse effect on the profitability of wine sales.
●	Algodon Wine Estates is subject to import and export rules and taxes which may change.
●	The Company’s business would be adversely affected by natural disasters.
●	Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business, operations or financial performance, and water scarcity or poor water quality could negatively impact our production costs and capacity.

●	Various diseases, pests, contamination, certain weather conditions, and natural disasters may negatively affect our business, operations or financial performance, including the business, operations or financial performance of SWE relating to the operation of the Algodon Wine Estates.
●	GGI has a limited operating history, no revenue and we may not recognize any revenue from the Gaucho – Buenos Aires™ line of business in the near future.
●	The markets in which we operate, and which plan to operate in are highly competitive, and such competition could cause our business to be unsuccessful.
●	Our business is subject to risks associated with importing products, and the imposition of additional duties and any changes to international trade agreements could have a material adverse effect on our business, results of operations and financial condition.
●	We may not be able to protect our intellectual property rights, which may cause us to incur significant costs.
●	Privacy breaches and other cyber security risks related to our business could negatively affect our reputation, credibility and business.
●	We may not be able to accurately predict consumer trends and preferences and our estimate of the size of the market may prove to be inaccurate.
●	GGI is only in the beginning stages of its advertising campaign.
●	Labor laws and regulations may adversely affect the Company.
●	GGI relies on its suppliers to maintain consistent quality for our products.
●	Insiders continue to have substantial control over the Company.
●	The loss of our Chairman, President and Chief Executive Officer could adversely affect the Company’s businesses.
●	Revenues are currently insufficient to pay operating expenses and costs which may result in the inability to execute the Company’s business concept.
●	We may incur losses and liabilities in the course of business which could prove costly to defend or resolve.
●	The Company is dependent upon additional financing which it may not be able to secure in the future and may result in dilution of our stockholders.
●	Our level of debt may adversely affect our operations and our ability to pay our debt as it becomes due.
●	The Chief Executive Officer and the Chief Financial Officer of the Company are also involved in outside businesses which may affect their ability to fully devote their time to the Company.
●	The Company’s officers and directors are indemnified against certain conduct that may prove costly to defend.
●	Our bylaws designate the federal and state courts of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
●	The Company may not pay dividends on its common stock.
●	Our financial controls and procedures may not be sufficient to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
●	We are an “emerging growth company” and our election of reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
●	Although we qualify as an emerging growth company, we also qualify as a smaller reporting company and under the smaller reporting company rules we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.
●	Raising additional funds through debt or equity financing could be dilutive and may cause the market price of our common stock to decline. We still may need to raise additional funding which may not be available on acceptable terms, or at all. Failure to obtain additional capital may force us to delay, limit, or terminate our product development efforts or other operations.
●	We cannot assure you that the market price of our common stock will remain high enough to comply with Nasdaq’s minimum bid price requirement and if we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our common stock.
●	There is no public market for our warrants.

Please see Item 1A “Risk Factors” for more details.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and currently intend to rely on the following provisions of the JOBS Act that contain exceptions from disclosure and other requirements that otherwise are applicable to companies that conduct initial public offerings and file periodic reports with the SEC. These provisions include, but are not limited to:

●	being permitted to present only two years of audited financial statements in this prospectus and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic reports and registration statements, including this prospectus;

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”);

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, including in this prospectus; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will remain an emerging growth company until:

●	the first to occur of the last day of the fiscal year (i) that follows February 19, 2026, (ii) in which we have total annual gross revenue of at least $1.07 billion or (iii) in which we are deemed to be a “large accelerated filer,” as defined in the Exchange Act, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; or

●	if it occurs before any of the foregoing dates, the date on which we have issued more than $1 billion in non-convertible debt over a three-year period.

We have elected to take advantage of certain of the reduced disclosure obligations in this prospectus and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than what you might receive from other public reporting companies in which you hold equity interests.

We have elected to avail ourselves of the provision of the JOBS Act that permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards until those standards apply to private companies. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies.

For additional information, see the section titled “Risk Factors — Risks of being an Emerging Growth Company — We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

ITEM 1. BUSINESS

The current corporate organizational structure of GGH and how we have operated substantially for the past year appears below.

GAUCHO GROUP HOLDINGS, INC.
CORPORATE STRUCTURE

GAUCHO GROUP HOLDINGS, INC.
(VINO)
*79%
100%
100%
100%
GAUCHO GROUP, INC.
(GGI)
(Gaucho - Buenos Aires, e-commerce fashion and leather accessories brand)
ALGODON GLOBAL PROPERTIES, LLC
(AGP)
(U.S. Investment Partnership)
InvestProperty GROUP, LLC
(IPG)
(U.S. Holding Company)
GAUCHO VENTURES I LAS VEGAS, LLC
(GVI)
(U.S. Holding Company)
37%
15%
39%
61%
97.65%
THE ALGODON RECOLETA, SRL
(TAR)
(Algodon Mansion)
48%
ALGODON PROPERTIES II, SRL
(AP II)
(Holding Company)
GAUCHO DEVELOPMENT, SRL
(GD)
(Development Company)
53%
47%
2.35%
ALGODON WINE ESTATES, SRL
(AWE)
(Real Estate Development Company)

*21% Startup capital funded by outside investors, including current investors of GGH.

Please Note: Not shown is DPEC Capital, a non-operating company that ceased broker-dealer operations December 31, 2016, as it was no longer necessary to the Company's operations.

Recent Business Developments

●	On April 8, 2021, GGI entered into a seven-year lease for retail space located at 112 N.E. 41st Street, Suite 106, in Miami, Florida to sell its Gaucho – Buenos Aires™ products. The space is approximately 1,530 square feet.

●	On May 6, 2021, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Tumim Stone Capital LLC (“Tumim Stone Capital”).

●	On June 14, 2021, the Company organized Gaucho Ventures I – Las Vegas, LLC (“GVI”) as a wholly owned subsidiary, pursuant to the Delaware Limited Liability Company Act.

●	On June 16, 2021, the Company, through GVI, entered into the Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC (“LVH”) and made a capital contribution of $1 million and received 56.6 limited liability company interests.

●	On July 2, 2021, the Company issued 274,500 shares of common stock upon exercise of warrants to purchase 274,500 shares of common stock with an exercise price of $6.00 per share and received aggregate proceeds of $1,647,000.

●	On July 6, 2021, the Company issued 8,254 shares of common stock at $4.79 per share with a fair value of $39,537 in settlement of its matching obligations for the year ended December 31, 2020 under the Company’s 401(k) profit sharing plan.

●	On July 16, 2021, the Company, through GVI, made a capital contribution of $2.5 million and received an additional 84.8 limited liability company interests.

●	On July 21, 2021, the Company issued 30,000 shares of common stock at $3.53 per share with a fair value of $105,900 pursuant to a service agreement with TraDigital Marketing Group.

●	On August 26, 2021 at the Annual General Meeting of the Stockholders of the Company, the stockholders approved: (i) an amendment to the 2018 Equity Incentive Plan thereby increasing the number of shares available for awards under the plan to 15% of our common stock outstanding on a fully diluted basis as of the date of stockholder approval; (ii) the purchase of Argentina real estate from Hollywood Burger Holdings, Inc.; and (iii) the purchase of shares of the remaining 21% of common stock of Gaucho Group, Inc.

●	On October 26, 2021, the Company’s compensation committee approved an extension to our President and CEO’s employment agreement to expire on June 20, 2022. Please see “Executive Compensation” for additional information.

●	On November 3, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which on November 9, 2021, the Company sold to the investors a series of senior secured convertible notes of the Company, in the aggregate original principal amount of $6,480,000 (the “Notes”), which Notes shall be convertible into shares of common stock of the Company at a conversion price of $3.50 (subject to adjustment).

●	On November 10, 2021, the Company made an additional capital contribution to LVH in the amount of $3.5 million and received an additional 198 Units.

●	On November 11, 2021, in connection with the Purchase Agreement, the Company issued 596,165 shares of common stock to the holders of the Notes.

●	On November 16, 2021, the Company, through GVI, executed a First Amendment to the LVH LLC Agreement to modify the number, amount, and timing of the Company’s additional capital contributions to LVH. As of November 23, 2021, the Company, through GVI, has made a total of $6.0 million in capital contributions.

●	On November 24, 2021, the Company filed a registration statement on Form S-1 to register up to 4,500,000 shares of our common stock for resale by Tumim Stone Capital LLC.

●	On December 9, 2021, the Company filed a registration statement on Form S-1 to register up to 12,164,213 shares of our common stock for resale by certain institutional investors upon conversion of the Notes. The Form S-1 was declared effective on January 13, 2022.

●	Effective January 1, 2022, fully vaccinated individuals may enter Argentina as tourists without needing to quarantine.

●	On February 3, 2022, the Company purchased the domain name Gaucho.com for $25,000 in cash and 15,000 shares of common stock, subject to adjustment. See Item 9B for more information.

●	Also on February 3, 2022, the Company, through its subsidiaries, acquired 100% of Hollywood Burger Argentina S.R.L. (now Gaucho Development S.R.L.), in exchange for issuing 1,283,423 shares of its common stock to Hollywood Burger Holdings, Inc. See Item 9B for more information.

●	On February 28, 2022, the Company, a current 79% shareholder of Gaucho Group, Inc., a Delaware corporation and private company (“GGI”) offered to purchase up to 5,266,509 shares of common stock of GGI in exchange for an aggregate of approximately 1,042,788 shares of common stock of the Company, upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Share Exchange and Subscription Agreement. The Company issued 1,042,788 shares to the minority shareholders of GGI on March 28, 2022. See Item 9B for more information.

For a more thorough discussion of the Company’s business, see Item 1 “Business” and Item 7 “Management’s Discussion and Analysis - Recent Developments and Trends”.

Company Overview

Gaucho Group Holdings, Inc. (the “Company”) was incorporated on April 5, 1999, Effective October 1, 2018, the Company changed its name from Algodon Wines & Luxury Development, Inc. to Algodon Group, Inc., and effective March 11, 2019, the Company changed its name from Algodon Group, Inc. to Gaucho Group Holdings, Inc. (“GGH”). Through its wholly-owned subsidiaries, GGH invests in, develops and operates real estate projects in Argentina. GGH operates a hotel, golf and tennis resort, vineyard and producing winery in addition to developing residential lots located near the resort. In 2016, GGH formed a new subsidiary, Gaucho Group, Inc. and in 2018, established an e-commerce platform for the manufacture and sale of high-end fashion and accessories. In February 2022, the Company acquired 100% of Hollywood Burger Argentina, S.R.L., now Gaucho Development S.R.L (“GD”), through InvestProperty Group, LLC and Algodon Wine Estates S.R.L., which is an Argentine real estate holding company. In addition to GD, the activities in Argentina are conducted through its operating entities: InvestProperty Group, LLC, Algodon Global Properties, LLC, The Algodon – Recoleta S.R.L, Algodon Properties II S.R.L., and Algodon Wine Estates S.R.L. Algodon distributes its wines in Europe under the name Algodon Wines (Europe). On March 20, 2020, the Company formed a wholly-owned Delaware subsidiary corporation, Bacchus Collection, Inc., which was dissolved on March 23, 2021. On June 14, 2021, the Company formed a wholly-owned Delaware limited liability company subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”), for purposes of holding the Company’s interest in LVH Holdings LLC.

GGH’s mission is to increase our scalability, diversify the Company’s assets, and minimize our political risk. We believe our goal of becoming the LVMH of South America (Moët Hennessy Louis Vuitton) can help us to achieve that. While we continue making excellent wine, upgrading our rooms at the Algodon Mansion, and completing the infrastructure at the vineyard, our growth area is in e-commerce through Gaucho – Buenos Aires™ because of the potential for immediate revenues and growth/scale on a global basis. The Gaucho brand also diversifies our business outside of Argentina and helps insulate us from political risk. Together with our wines, these aspects of our business have the potential to insulate us from both the economic and political fluctuations in Argentina. However, we also refer to our Risk Factors in Item 1A regarding the minimal revenues of the Gaucho—Buenos Aires™ brand and its ability to generate revenue in the future.

The below table provides an overview of GGH’s operating entities.

Entity Name	Abbreviation	Jurisdiction & Date of Formation	Ownership	Business
Gaucho Group, Inc.	GGI	Delaware, September 12, 2016	100% by GGH*	Luxury fashion and leather accessories brand and e-commerce platform

InvestProperty Group, LLC (“InvestProperty Group”)	IPG	Delaware, October 27, 2005	100% by GGH	Real estate acquisition and management in Argentina

Algodon Global Properties, LLC	AGP	Delaware, March 17, 2008	100% by GGH	Holding company

Gaucho Ventures I – Las Vegas	GVI	Delaware, June 14, 2021	100% by GGH	Holding company

The Algodon - Recoleta S.R.L.	TAR	Argentina, September 29, 2006	100% by GGH through IPG, AGP and APII	Hotel owner and operating entity in Buenos Aires

Algodon Properties II S.R.L.	APII	Argentina, March 13, 2008	100% by GGH through IPG and AGP	Holding company in Argentina

Algodon Wine Estates S.R.L.	AWE	Argentina, July 16, 1998	100% by GGH through IPG, AGP, APII and TAR	Resort complex including real estate development and wine making in Argentina; owns vineyard, hotel, restaurant, golf and tennis resort in San Rafael, Mendoza, Argentina

Gaucho Development S.R.L.	GD	Argentina, July 16, 1998	100% by GGH through IPG and AWE	Real estate holding company in Argentina

*As of March 28, 2022, the Company acquired the remaining 21% of GGI. Please see Item 9B for additional information.

As noted above, Algodon Wine Estates S.R.L. Algodon distributes its wines in Europe under the name Algodon Wines (Europe). The previous entity acting as the Company’s wine distributor in Europe, Algodon Europe Ltd., was dissolved on August 13, 2019. In addition, one of the Company’s wholly-owned subsidiaries, Bacchus Collection, Inc., was dissolved on March 23, 2021.

Gaucho - Buenos Aires™

Gaucho – Buenos Aires™ is a luxury leather goods and accessories brand, with a strategic focus on growing its e-commerce business, that is the result of more than a decade’s investment in Argentina’s heart and soul, featuring luxury products that merge the traditional Gaucho style with a modern twist, infused with uniqueness and modern Buenos Aires glamour. With Gaucho – Buenos Aires, GGH adds a high-end leather goods, accessories, and home decor e-commerce sector to its collection of luxury assets. Our e-commerce platform is able to process and fulfill orders in the United States and internationally, and we believe this asset has the potential to achieve significant scale and add value to our company. Gaucho – Buenos Aires connects buyers with some of Argentina’s best creative talents that harness the country’s unique heritage and artisanship of products such as woven fabrics, leather goods and precious metal jewelry.

Once dubbed the “Paris of South America” for its exquisite Belle Époque style, we believe that evolving politics and tastes suggest the time is now for Buenos Aires to once again align itself with Milan, New York, Paris and London as a global fashion capital – and for Gaucho – Buenos Aires to become its ambassador. With Argentina beginning to regain its status as a global cultural enclave, we believe it is entering a new golden age. We believe there may be a sizeable appetite in the USA and beyond for our luxury products, such as fine leather goods, accessories and apparel, that deliver and reflect a unique and unmistakable Argentine point of view.

Seen in the intricate stitching of handmade leather, or the workmanship of an embossed belt buckle, the “Gaucho” style is a world-renowned symbol of Argentine craftsmanship. Though rooted in the traditions of Argentine culture, Gaucho – Buenos Aires intends to become a brand in which Argentine luxury finds its contemporary expression: merging the traditional Gaucho style with a modern twist, infused with uniqueness and modern Buenos Aires glamour.

We believe that Gaucho – Buenos Aires reflects the very spirit of Argentina – its grand history and its revival as a global center of luxury. Our goal is to reintroduce the world to the grandeurs of the city’s elegant past, intertwined with an altogether deeper cultural connection: the strength, honor and integrity of the Gaucho.

Gaucho Buenos Aires brand milestones include:

●	Gaucho - Buenos Aires debuts with its Resort Collection to fashion industry media at Algodon Mansion in Buenos Aires, October 2018

●	Gaucho - Buenos Aires debuts ecommerce store, March 2019

●	Gaucho - Buenos Aires (GauchoBuenosAires.com) debuts Fall/Winter Collection at Argentine fashion week’s Designers Buenos Aires, March 2019

●	Gaucho - Buenos Aires celebrates U.S. debut at New York Fashion Week, September 2019

●	Gaucho announces agreement with Bergen Logistics, a leading fashion logistics and technology solutions provider to provide international order fulfillment, warehousing, and distribution service, October 2019

●	Gaucho - Bueno Aires launches storefront on Amazon.com, June 2021

●	Launch of Gaucho’s e-commerce home and living collection Gaucho Casa, February 2022

●	Gaucho - Buenos Aires presents its Fall 2022 collection at Runway 7 for New York Fashion Week, February 2022

Our Products

GGI’s Gaucho – Buenos Aires™ primarily sells what Argentina is well known for: leather goods and accessories, all defining the style, quality, and uniqueness of Argentina.

Gaucho – Buenos Aires’s fully optimized e-commerce platform (www.gauchobuenosaires.com) offers a commercial line of designer clothing, with an emphasis on leather goods accessories, including leather jackets, branded hoodies, t-shirts, polo shirts and ponchos. In the first quarter of 2022, Gaucho launched its home and living décor collection, Gaucho Casa, which challenges traditional lifestyle collections with its luxury textiles and home accessories rooted in the singular spirit of the gaucho aesthetic. Using the highest-quality natural materials ethically sourced from countries that are pioneers in the field of eco production, such as New Zealand, Iceland and, of course, Argentina, each piece within the line embodies the rarefied heritage of Buenos Aires and its deep-rooted connection to artisanship. In the following 18 months, we also anticipate a strategic roll-out introducing other new products such as fragrances, a Gaucho Kids clothing line, and Gaucho Residences as the natural evolution of the brand’s growth.

Blending the quality of a bygone era with what we believe to be a sophisticated, modern, global outlook, the brand’s handcrafted clothing and accessories herald the birth of what we hope will become Argentina’s finest designer label.

Fragrances: Homme (Men), Femme (Women), Vamos Sport (Unisex)

The fragrance collection of Gaucho – Buenos Aires™ was created by Firmenich, the world’s largest privately-owned company in the fragrance and flavor business. Founded in Geneva, Switzerland in 1895, it has created many of the world’s best-known perfumes that consumers the world over enjoy each day, including Giorgio Armani, Hugo Boss, Ralph Lauren, Kenzo, and Dolce & Gabbana. Its passion for smell and taste is at the heart of its success. It is renowned for its world-class research and creativity, as well as its thought leadership in sustainability and exceptional understanding of consumer trends. Each year, it invests 10% of its revenues in research and innovation, reflecting its continuous desire to understand, develop and distill the best that nature has to offer.

Gaucho – Buenos Aires has three fragrances ready for packaging, including a men’s fragrance Homme, a women’s fragrance Femme, and a unisex fragrance Vamos Sport.

Sales and Marketing Strategy / Competitive Edge

During the economic crisis in Argentina, iconic international fashion chains left the country. As scarcity is the mother of invention, this gave rise to local brands that made up for that absence. Despite the fact that, in our view, Argentina’s fashion scene is today thriving, the country lacks any international mainstream exposure. Argentina’s continuing challenges with inflation and unemployment have made it difficult for local labels to break into the global fashion landscape, and today there is not a single Argentine fashion brand that is a household name. We believe Gaucho – Buenos Aires has the ability to fill that void. Our intention is to become the leading fashion and leather accessories brand out of South America.

We have assembled a talented team who speak in the unique voice most representative of Argentina’s local fashion scene, and we believe we have the opportunity, the aptitude and the vision not only to successfully introduce this voice to the world’s fashion scene, but to become a major player in that landscape.

Our U.S.-based e-commerce website has been designed to deliver Argentine luxury goods to the U.S. marketplace and elsewhere around the globe. We believe the devaluation of the peso can have positive ramifications for the tourism industry (and Algodon’s hospitality businesses). Tourists from outside Argentina can spend more money at hotels, restaurants and other attractions with a favorable exchange rate. We intend to take advantage of the historic low and deep devaluation of the Argentine peso by producing many of our products and wine in Argentina, thereby paying for product and labor in pesos, we then intend to sell to consumers at a favorable exchange rate in USD to the U.S. and the world.

Currently, one of the few ways to buy Argentina goods is to travel there and buy local. We want to change that, and in a favorable economic and political climate, we seek to be in the forefront of opening Argentina’s luxury market to the millions of potential customers around the globe interested in luxury items from Argentina.

Our target market is upper and upper-middle class female and male millennials in urban areas of the United States and Europe. Millennials have the potential to become the largest spending generation in history, and with the popularity of midrange to high end fashion brands such as Gucci, Armani, Lululemon, and many others, we believe our millennial target market appreciates high quality clothing and accessories and is willing to spend above the average market price for such quality items in the “affordable luxury” category.

Business Advisors

John I. Griffin, Board Advisor. Mr. Griffin is Chairman, President, Chief Executive Officer, and the sole shareholder of Maurice Pincoffs Company, Inc. headquartered in Houston, Texas USA. Pincoffs began product trading operations in 1880 and today specializes in international trade, marketing, and distribution of various products. Following 13 years of active and reserve duty, he retired from the United States Navy as Lieutenant Commander. Mr. Griffin was employed by Corning Glass Works where he was involved in plant management and international business activities and then worked outside of the United States for 13 years, first in Tokyo as President of Graco Japan K.K., a metal related manufacturing and marketing joint venture. This was followed by seven years in Paris as Vice President of Graco Inc. where he managed manufacturing and marketing companies throughout Europe as President Directeur General of Graco France S.A. and Fogautolube S.A. (France). Stationed in Brussels for two years, Mr. Griffin was President of Monroe Auto Equipment S.A. with manufacturing facilities in Belgium and Spain and marketing companies throughout Europe and the Middle East. With the acquisition of Maurice Pincoffs Company in 1978, he assumed his current position.

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

Juliano de Rossi, Creative Solutions Consultant. Juliano serves as a consultant providing valuable guidance to the GGI team, having significant experience in the high-end fashion world. We entered into an oral consulting contract with Juliano on an independent contractor basis in July 2017 for project-based work. The amount paid to Juliano is not considered material because of the project-by-project basis. He currently serves as Creative Solutions Consultant to the Net-a-Porter Group. De Rossi has 15 years’ experience in marketing and advertising for global brands and luxury retailers. He has resided in London for the past five years, working in marketing, content production and brand partnership campaigns for MatchesFashion.com and at the YOOX Net-a-Porter Group where he was responsible for leading the in-house creative solutions (design and production teams) managing multiple content productions served across all YOOX Net-a-Porter Group digital platforms, print publications and social channels. At Mr. Porter, Net-A-Porter, Porter Magazine and Matchesfashion.com, he oversaw the production of top-rate campaigns, driving the content vision for the management of branded content productions including fashion shoots and video series productions for brands such as BMW, Johnnie Walker Blue Label, American Express, Piaget, Cartier, IWC, Marc Jacobs, Burberry Prorsum, Fendi, Lanvin, Crème De La Mer, Chloe, Stella McCartney, Michael Kors, and Helmut Lang.

Marketing Strategy

Our digital marketing efforts will include ongoing search engine optimization (“SEO”) campaigns and initiatives to increase website conversions and brand awareness, social media marketing via Instagram, Facebook, Amazon and Google Marketplace using micro and macro/celebrity influencers, and public relations firms specializing in the international fashion scene.

Our Public Relations firm, Tara Ink, is currently creating an action plan to generate buzz about our brand, our designers, and our e-commerce platform. Social media star, Neels Visser, is also contacting his broad network of social influencers and micro influencers to lay the groundwork for potential partnerships and brand affiliates/ambassadors.

GGI’s Gaucho – Buenos Aires is primarily an e-commerce store targeting U.S. customers. However we do plan on pursuing reselling retail venues both online and brick and mortar. For example, in the wake of our press launch, we received unsolicited inquiries from several high-end boutiques in Brazil interested in carrying the Gaucho – Buenos Aires™ line. There are of course numerous avenues for us to explore involving brick and mortar opportunities alone, via agencies or direct solicitation.

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

Our online marketing efforts include SEO initiatives, social media marketing via Instagram, Facebook, Amazon and Google Marketplace, and retargeting ads.

Post-COVID-19, we anticipate presenting at fashion shows in in New York City, London, Paris, Milan and several other targeted cities. Gaucho – Buenos Aires presents an opportunity for global press to talk about Argentina finding its foothold once again on the global fashion scene, spotlighting our designers, our designs, and our concentration on leather goods. As there are few brands launching out of Argentina, and certainly fewer with global intentions, the press reaction to Gaucho – Buenos Aires has been extremely positive and encouraging.

Press

In early 2019, Gaucho – Buenos Aires garnered the front cover pages of Marie Claire Argentina and Vogue Italia, one of the most iconic fashion magazines on the globe, who states that Gaucho – Buenos Aires is currently “among the most interesting brands on the Argentinian scene.” Our recent press clippings since our Argentina debut in October 2018 include appearances in some of the most widely read fashion magazines in Latin American fashion, including Forbes Argentina, Revista L’Officiel, Revista Luz, Women’s Wear Daily, Nista, and others.

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

Within six months of the Notice of Allowance date, or August 12, 2019, we were required to file a satisfactory Statement of Use if use has occurred, or file for an extension of time. The mark was then in use with some of the goods, but not others. As a result, on August 6, 2019, we filed to divide the application for the goods that were in use for which a Statement of Use was filed, and filed an Extension Request in the existing application for the remaining goods. As the mark was put into use with other of the remaining goods, we filed Statements of Use on August 12, 2020 and August 12, 2021. On April 28, 2020, and October 20, 2020, and October 12, 2021, the trademarks were officially registered with the United States Patent and Trademark Office. The details of the registrations are:

Registration No. 6,043,175

Registration Date: April 28, 2020

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

Registration No. 6,180,633

Registration Date: October 20, 2020

Corrected: February 8, 2022

Classes: 3 and 24

Goods:	Class 3 – Fragrances; perfumes

Class 24 – Bed and table linen; bed blankets; bed sheets; pillowcases; comforters; duvets; bath linen

Below are additional marks the Company made filings for in 2021:

Registration No. 6,521,054

Registration Date: October 12, 2021

Classes: 14 and 21

Goods:	Class 14 – Jewelry; earrings; keychains

Class 21 – Beverageware; cups; coffee services in the nature of tableware; tea services in the nature of tableware; saucers; serving trays

MAISON GAUCHO – App. No. 90869612 filed August 6, 2021 for:

Class 41 - Casinos

Class 43 - Hotel services; restaurant services; bar services; bar and cocktail lounge services; night club services; dance club services

GAUCHO CASA BUENOS AIRES – App. No. 90869668 filed August 6, 2021 for:

Class 4 - Candles; scented candles

Class 8 - Flatware, namely, forks, knives and spoons; table cutlery; knives; tableware, namely, forks, knives and spoons that are made of precious metals or are precious metal-plated; champagne sabres

Class 11 - Lamps

Class 20 - Furniture; mirrors; picture frames; drapery hardware, namely, traverse rods, poles, curtain hooks, curtain rods and finials

Class 27 - Rugs; wallpapers

PIMA – App. No. 97161615 filed December 8, 2021 for:

Class 3 – Fragrances

MAISON CASABLANCA – App. No. 97161621 filed December 8, 2021 for:

Class 3 – Fragrances

VAMOS SPORT – App. No. 97163672 filed December 9, 2021 for:

Class 3 – Fragrances

GAUCHO FUEGO – App. No. 97182237 filed December 21, 2021 for:

Class 3 – Fragrances

GAUCHO FIRE – App. No. 97182241 filed December 21, 2021 for:

Class 3 – Fragrances

In August 2019, the Company received a notice from Markaria S.A. regarding the use of Gaucho—Buenos Aires in Argentina alleging that such mark may infringe with Markaria’s work clothing brand Gaucho. Markaria has only requested a nullity of the company’s trademark application in Argentina. The Company worked with its Argentine legal counsel to negotiate, distinguish and defend its use of Gaucho—Buenos Aires in Argentina, however it was ultimately agreed that the Company must give up its trademark application and claim in Argentina. The Company instead filed an unopposed trademark application in Argentina for the marks Maison Gaucho Buenos Aires and for Gaucho Casa Buenos Aires. The dispute with Markaria is now resolved, and the use of the Gaucho—Buenos Aires mark in the United States has not been affected, which is the targeted market for the Company.

Argentina Activities

GGH, through its wholly-owned subsidiary and holding company, InvestProperty Group (“IPG”), identifies and develops specific investments in the boutique hotel, hospitality and luxury property markets and in other lifestyle businesses such as wine production and distribution, golf, tennis and real estate development. GGH also operates hotel, hospitality and related properties and is actively seeking to expand its real estate investment portfolio by acquiring additional properties and businesses in Argentina, or by entering into strategic joint ventures. Using GGH’s fine wines as its ambassador, GGH’s mission is to develop a group of real estate projects under its ALGODON® brand with the goal of developing synergies among its luxury properties.

In 2016, GGH formed a new wholly-owned subsidiary, Gaucho Group, Inc. (“GGI”), and in 2019, the entity began developing a platform and infrastructure to manufacture, distribute and sell high end products created in Argentina under the brand name Gaucho – Buenos Aires™. See Gaucho – Buenos Aires™ .

GGH’s senior management is based in Miami. GGH’s local operations are managed by professional staff with substantial hotel, hospitality and resort experience in Buenos Aires and San Rafael, Argentina.

Until May 31, 2020, the Company’s senior management was based at its corporate office in New York City. Due to COVID-19, we have terminated the corporate office lease and senior management works remotely. GGH’s local operations are managed by professional staff with substantial hotel, hospitality and resort experience in Buenos Aires and San Rafael, Argentina.

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

Both pre- and post-COVID-19, we aim at increasing our activity, occupancy and presence in the market by using direct marketing actions (Facebook and Google Ads, Trip Advisor, Online Travel Agencies, internet presence), and expanding our net of travel agencies and operators, introducing effective changes in our direct sales capacity (new sales-oriented webpages, joint ventures with other hotel organizations, training of our reservations employees, implementing new reservation software). We have also reached out to travel industry media operators to develop new strategic relationships and we are implementing a new commercial management operation for a more aggressive approach with a sales-oriented objective. GGH has built a team of industry professionals to assist in implementing its vision toward repositioning real estate assets. See Item 10 - “Directors, Executive Officers and Corporate Governance”.

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

Roll-up Strategy

We believe we are now positioned to utilize the Company’s listing on Nasdaq in a sort of “roll-up strategy” to acquire other companies that fall squarely within or complement the Company’s existing and planned lines of business. For example, we might seek to acquire businesses that offer high-end fashion and accessories, or other luxury products and/or experiential hospitality experiences, the quality of which is consistent with the GGH brand. We seek to become the LVMH (“Louis Vuitton Moet Hennessy”) of South America, with the goal of becoming its most well-known luxury brand.

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

Cobranding and Strategic Alliances

One of GGH’s goals includes positioning its brand ALGODON® as one of luxury. In the past we have formed strategic alliances with well-established luxury brands that have strong followings to create awareness of the GGH brand and help build customer loyalty. Since its inception, GGH has been associated or co-branded with several world-class luxury brands including Relais & Châteaux, Veuve Clicquot Champagne (owned by Louis Vuitton Moët Hennessy), Nespresso, Porsche, Chanel, Hermès, Art Basel, and Andrew Harper Travel.

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

Gaucho Casa

Gaucho Casa is a home & living décor brand, owned and operated entirely by GGI, which operates as a sub-brand nestled under Gaucho – Buenos Aires.

Gaucho Casa challenges traditional lifestyle collections with its luxury textiles and home accessories rooted in the singular spirit of the gaucho aesthetic. Using high-quality natural materials sourced from countries that are pioneers in the field of eco production, such as New Zealand, Iceland and, of course, Argentina, each piece within the line embodies the rarefied heritage of Buenos Aires and its deep-rooted connection to artisanship.

Celebrating the equestrian culture that “gaucho country” is world-renowned for, we believe that the collection’s silver-plated trays, bottle accessories and more elegant homeware pieces featuring elaborate horn detailing are a perfect embodiment of the contemporary glamour of Buenos Aires. Naturally, the epic wild landscapes have had their own influences, with a curated edit of sheepskin rugs, Tibetan cashmere cushions, mohair throws and Brazilian cow-hide cushions, providing the perfect partnership of form and function – and a chic complement to the more modern details in your home. Whether you’re looking to embrace the gaucho lifestyle or bring a touch of the country to the city, Gaucho Casa offers an organic design DNA for every interior space, ideal for modern living.

In recent years, there has been a rise of boutique hotel home goods collections such as by Marriott, who led the way with its debut of Autograph Collection. Others that have followed include Curio by Hilton (Starwood’s Tribute Portfolio), and The Unbound Collection (part of the Hyatt Hotels group). We envision the possibility of Gaucho – Buenos Aires utilizing Algodon Mansion as a launch point for a collection of hotel bedding, pillows, linens and robes. Likewise, Argentina’s “La Belle Époque” could serve as a reliable source of inspiration for a multitude of luxury consumer goods, including home soft-furnishings. Argentina’s rich Polo heritage might also serve as a reliable foundation for a collection of high-end, contemporary leather home furnishings for anything from armchairs and sofas to lamps and photo frames.

Gaucho – Kids Collection

We envision the possibility of a designer baby and kids’ clothes collection at Gaucho – Buenos Aires, so that parents who love our brand can treat their children to a luxury line of fun, Gaucho-inspired clothing for kids . We envision building this line around the idea of creating comfy, well-made garments that allow kids to be creative in the way they dress. Gaucho Kids may include, for example, branded onesies and toddler t-shirts, whimsical prints that foster imagination and individuality, and other unique printed separates for kids who don’t mind standing out in a crowd.

Gaucho – Buenos Aires Boutique at Algodon Mansion

Located in the ground floor lobby of Algodon Mansion, the future location (anticipated opening in the fourth quarter of 2021) of our boutique store is just a stroll away from the city’s main shopping boulevards on Alvear. The Gaucho – Buenos Aires boutique will be open to receive direct foot traffic from shoppers along Montevideo. Emulating the great boutiques and ateliers of Europe’s fashion capitals, we believe that Algodon Mansion is an inspiring space in which to shop our collection. Built in 1912, the building connects us to the bygone glamor of the city’s golden age – and plays an important role in defining Gaucho Buenos Aires’ ethos and aesthetic.

Popup Shops

Popup shops are a popular trend that can be a low cost means of creating a temporary store front focusing on spreading brand awareness, communicating brand values, collecting customer data, and providing personalized experiences. This can also provide a way for Gaucho – Buenos Aires build a relationship with customers in person, while driving conversion on more cost-effective digital channels. We envision popup shops in U.S. cities such as Aspen, Austin, Dallas and Houston, Miami, Los Angeles, New York City, Berlin and Barcelona. With popup shops, we can work with local PR companies to get the word out, as these opportunities are typically promoted via direct mail, PR and digital marketing efforts, as well as word of mouth and strategic geographic positioning. We also anticipate installing a popup shop during the summer season in Punta Del Este, Uruguay, which is a popular vacation spot for wealthy Argentines and other Latin Americans.

Currency Devaluation

A currency devaluation can help Argentina tourism, enticing foreign holidaymakers seeking to make their vacation money stretch further. Vacationers looking for the most representative souvenirs of Argentina and its culture may know the country is best known for its leather. With hundreds of domestic tanneries, Argentina’s has high quality production of cow, sheep and goat leather goods such as jackets, shoes and handbags.

A devalued peso may also aid Argentina’s wine exporters by improving market competitiveness and leading to higher revenues. Additionally, non-leveraged real estate can be a hedge against inflation, and we believe that over time our land values may perform well.

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

Further, our real estate and hotel operations are stated in U.S. dollars, which can be seen as less desirable than stating in pesos and could have a negative effect on demand for those parts of our business.

The ALGODON® Brand

We believe that the force and power of brand is of paramount importance in the luxury real estate/hotel market. GGH has developed the ALGODON® brand, which is inspired by both the Cotton Club days of the Roaring 20’s and the distinctive style and glamour of the 50’s Rat Pack when travel and leisure was synonymous with cultural sophistication. This brand concept was taken from the Spanish word for “cotton” and we believe that this connotes a clean and pure appreciation for the good life, a sense of refined culture, and ultimately a destination where the best elements of the illustrious past meet the affluent present. GGH is looking to attract attention and upscale demographic visitors to the ALGODON® properties and to round out the brand experience in various other forms including music, dining, wine, sports and apparel, by marketing themes that highlight active lifestyles and the pleasures of life. Management believes that these types of brand extensions will serve to reinforce the overall brand recognition and further build upon GGH’s presence in the luxury hotel segment.

Description of Specific Investment Projects

GGH has invested in two ALGODON® brand properties located in Argentina. The first property is Algodon Mansion, a Buenos Aires-based luxury boutique hotel that opened in 2010 and is owned by IPG’s subsidiary, The Algodon – Recoleta S.R.L. (“TAR”). The second property, owned by Algodon Wine Estates S.R.L., is a Mendoza-based winery and golf resort called Algodon Wine Estates, consisting of 4,138 acres, which was subdivided for residential development and expanded by acquiring adjoining wine producing properties.

Algodon Mansion

The Company, through TAR, has renovated a hotel in the Recoleta section of Buenos Aires called Algodon Mansion, a six-story mansion (including roof-top facilities and basement) located at 1647 Montevideo Street, a tree-lined street in Recoleta, one of the most desirable neighborhoods in Buenos Aires. The property is approximately 20,000 square feet and is a ten-suite high-end luxury hotel with a lounge/living room area, a patio area featuring a glass ceiling and fireplace, and a private wine tasting room. The property also includes a rooftop that houses an open-air lounge and terrace pool. Each guest room is an ultra-luxury two-to-three room suite, each approximately 510-1,200 square feet. Recoleta is Buenos Aires’ embassy and luxury hotel district and has fashionable boutiques, high-end restaurants, cafés, art galleries, and opulent belle époque architecture.

Below is a table showing occupancy data, average daily rate and revenue per available room (“RevPAR”) for Algodon Mansion:

	TAR - Buenos Aires
	USD				ARS
	For the year ended December 31,				For the year ended December 31,
	2020(1)	2021	Δ amount	Δ %	2020(1)	2021	Δ amount	Δ %
Occupancy level	54%	29%	(25%)	(46%)	54%	29%	(25%)	(46%)
Average daily Rate (ADR)	356	234	(122)	(34%)	21369	24062	2,693	13%
RevPAR	194	69	(125)	(64%)	11611	7072	(4,539)	(39%)

(1)Amounts for the year ended December 31, 2020 have been updated such that the occupancy rates are based only on the rooms or beds available during the year, excluding rooms or beds unavailable due to COVID-19 closures and restrictions.

Occupancy level:	It is a Hotel KPI calculation that shows the percentage of available rooms or beds being sold for a certain period of time.

It is important for hotels to keep track of this data on a daily basis to identify the average daily rate, forecast and apply revenue management.

This ratio decreased by 25% which is explained by the Government regulations about the closing of the international border due to COVID-19, which began on March 19, 2020. TAR revenue is highly dependent on international tourism.

Average daily Rate (ADR):	This is a metric widely used in the hospitality industry to indicate the average realized room rental per day.

This is calculated by taking the average revenue earned from rooms and dividing it by the number of rooms sold. It excludes complimentary rooms and rooms occupied by staff.

2021 ADR in USD decreased in comparison with previous year from USD 356 to USD 235, primarily as the result of the devaluation of the Argentine Peso. The same ratio in ARS has increased by 13%.

RevPAR:	Revenue per available room (RevPAR) is a performance metric used in the hotel industry. It is calculated by multiplying a hotel’s average daily room rate (ADR) by its occupancy rate.

2021 RevPAR in USD has decreased in comparison with previous year from USD 194 to USD 69. The hotel was opened only one month during 2020 (December) versus three months (January through March) in 2020.

Past guests of Algodon Mansion include President Mauricio Macri of Argentina, Roger Federer, Bobby Flay, Jim Courier, Andre Agassi, Pete Sampras, Mardy Fish, Salvatore Ferragamo, and Maguy Maccario Doyle, the Principality of Monaco’s Ambassador to the United States. Algodon Mansion was featured in an article by Huffington Post in January 2018, which praised the luxurious accommodations, impressive suites, and fine amenities of the hotel.

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

Algodon Wine Estates features Algodon Villa, a private lodge originally built in 1921, that has been fully restored and refurbished to its original farmhouse design of adobe walls and cane roof. The lodge offers three suites, a gallery for private gatherings, a living area that may also serve as a dining and conference room, swimming pool, and adjacent vine-covered picnic area. The Algodon Villa offers five-star service and is situated for vacationing families, business conferences, retreat travelers, golfing companions, or wine route globe trekkers. Algodon Wine Estates has also recently completed the construction of a new lodge which lies adjacent to the original one. The new lodge features six additional suites and a gallery with two fireplaces and a bar.

Below is a table showing occupancy data, ADR and RevPAR for Algodon Wine Estates:

	AWE - San Rafael
	USD				ARS
	For the year ended December 31,				For the year ended December 31,
	2020(1)	2021	Δ amount	Δ %	2020(1)	2021	Δ amount	Δ %
Occupancy level	33%	56%	23%	70%	33%	56%	23%	70%
Average daily Rate (ADR)	211	267	56	27%	15,100	25,628	10,528	70%
RevPAR	71	149	78	110%	5,055	14,311	9,256	183%

(1)Amounts for the year ended December 31, 2020 have been updated such that the occupancy rates are based only on the rooms or beds available during the year, excluding rooms or beds unavailable due to COVID-19 closures and restrictions.

Occupancy level:	It is a Hotel KPI calculation that shows the percentage of available rooms or beds being sold for a certain period of time.

It is important for hotels to keep track of this data on a daily basis to identify the average daily rate, forecast and apply revenue management.

This ratio increased by 23% because the lodge was closed from mid-March through late October 2020 due to the COIVD-19 pandemic. AWE compared depends primarily on domestic tourism which generally benefited from the restrictions on international travel.

Average daily Rate (ADR):	This is a metric widely used in the hospitality industry to indicate the average realized room rental per day.

This is calculated by taking the average revenue earned from rooms and dividing it by the number of rooms sold. It excludes complimentary rooms and rooms occupied by staff.

2020 ADR in USD is similar with previous year (USD 219 vs USD 215). The same ratio in ARS has increased by 47% due to the effect of the devaluation.

RevPAR:	Revenue per available room (RevPAR) is a performance metric used in the hotel industry. It is calculated by multiplying a hotel’s average daily room rate (ADR) by its occupancy rate.

2021 RevPAR in USD has increased in comparison with previous year from USD 71 to USD 149. This is explained by the lower % of the occupancy level in 2020 due to COVID-19 crisis.

In 2018, Algodon Wine Estates was inducted to TripAdvisor’s Hall of Fame, a distinction given to recognize hotels that have won its Certificate of Excellence award for five consecutive years. Algodon Wine Estates won the Certificate of Excellence award for the years 2014 through 2019. The Certificate of Excellence award celebrates businesses that have continually delivered a quality customer experience, taking into account the quality, quantity and recency of reviews submitted by travelers on TripAdvisor over a 12-month period. To qualify, a business must maintain an overall TripAdvisor bubble rating of at least four out of five, have a minimum number of reviews and must have been listed on TripAdvisor for at least 12 months.

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

In an effort to increase distribution of its wines, Algodon Wine Estates is working with a number of importers operating in some of the world’s chief markets for premium wines. In Europe, Algodon Wine Estates warehouses its wines in Amsterdam for central distribution to clients in Germany and in the U.K. through Condor Wines (www.condorwines.co.uk), which works with regional distribution partners throughout the U.K. such as hotel and restaurant chains, regional and national brewers, pub companies, wholesalers and wine merchants. In the United States, Algodon Fine Wines is available for sale online at Sherry-Lehmann.com (which ships to 39 states), at Sherry-Lehmann’s iconic retail store in New York City, at Spec’s Wines, Spirits and Finer Foods retail stores in Texas, and Wally’s Wine & Spirits retail store located in Los Angeles. GGH’s Fine Wine’s Malbec has been featured on the esteemed wine lists of West London’s The Fat Duck, a Michelin 3-Star Restaurant, and arguably the U.K.’s most famous eatery, as well as London’s Restaurant Gordon Ramsay, A Michelin 3-Star Restaurant, also the exclusive London wine club, 67 Pall Mall, and the exclusive wine list of Buenos Aires’ fine dining restaurant, Parrilla Don Julio, one of Argentina’s most high-profile eateries.

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

Seaview’s philosophy in building Algodon as a brand in the United States has been to select high-profile, quality-oriented retailers whom we believe have high credibility in speaking to their wine constituency. We believe it is reasonable to conclude that consumer confidence (within the fine wine industry) can be positively influenced by the endorsement of a well-respected wine merchant. These “Algodon Brand Ambassadors” can not only promote Algodon, its history and vision, but can serve as the go-to wine shop for the shareholders, friends and family of Algodon aficionados. In tandem with building a network of brand ambassador retailers, an additional initiative is to engage a fine wine distributor in select cosmopolitan markets that can provide smaller independent retail and on-premise (restaurant) coverage.

Current Distribution Markets (as of the first quarter of 2022)

1.	California – Vinporter Retail Holdings, LLC
2.	California – dba Hollywood Burger
3.	California – dba Salvatore Italian Restaurant
4.	California – dba Sherry- Lehmann West, LLC
5.	California – dba Wally’s Wine and Spirits
6.	California – Golden State Wine & Spirits
7.	California – Peach Systems Inc.
8.	Florida – Greystone
9.	Georgia – Georgia Crown Distributing - Atlanta
10.	Illinois – Louis Glunz Wines Inc
11.	Minnesota – Bellboy Corporation
12.	Maryland – Lanterna Distributors, Inc.
13.	New Jersey – dba Wine Chateau
14.	New Jersey – dba Wine Chateau / Le Malt
15.	New Jersey – Port Washington Imports
16.	New York – Independence Wine & Spirits of NY, LLC
17.	New York – dba Ambassador Wine & Spirits
18.	New York – dba Beekman Wine & Liquor
19.	New York – dba Estancia 460
20.	New York – dba Nirvana
21.	New York – dba Pascalou
22.	New York – dba Tuscany Steakhouse
23.	New York – dba Friars National Association Inc.
24.	New York – dba Mister Wright
25.	New York – dba Sherry Lehman Inc.
26.	Nevada – Franco Wine
27.	Oklahoma – Elite Wine & Spirits
28.	Texas – United Wine and Spirits, LLC

Markets - scheduled by Seaview for 2022

1.	Florida – Southern Glazers Wine and Spirits
2.	Illinois – Chicago Noble Grape
3.	California – La Boutillier
4.	Missouri – Brown Derby
5.	Indiana – 21st Amendment
6.	Oklahoma – Elite Wines & Spirits
7.	Massachusetts – Table & Vine (+ local wholesaler)

None of the understandings with wine importers constitute a binding commitment by either party to produce, import or export the Company’s wines; performance by any of the parties is dependent upon numerous factors such as economic and political climate, consumer spending, weather, the Company’s ability to continue wine production operations, the market acceptance of the Company’s products, and other matters described in Item 1A - “Risk Factors”.

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

In the third quarter of 2020, Algodon Fine Wines launched e-commerce websites in both the U.S. and Argentina.

In September 2020, Algodon Fine Wines announced the launch of an e-commerce initiative servicing patrons in Argentina, at AlgodonWines.com.ar. The e-commerce store sells and ships Algodon wines direct from its San Rafael, Mendoza winery to consumers living in Argentina. This debut is part of an expanded effort to rollout the brand’s premium Malbec-based wines, as well as the rest of the Algodon portfolio of award-winning varietals and blends.

In September 2020, Algodon Fine Wines also launched an e-commerce initiative servicing the United States, with the backend warehousing and fulfillment provided by the California-based distributer VinPorter Wine Merchants, at AlgodonFineWines.com. The e-commerce store, powered by VinPorter, links to a virtual storefront showcasing the Algodon wines currently distributed in the U.S. This debut is part of an expanded U.S. rollout for Premium Malbec-based wines, as well as the rest of the Algodon portfolio of award-winning varietals and blends. In addition to the Algodon Fine Wines site powered by VinPorter, Algodon wines are also available throughout the U.S. both in-store and online at such retailers as Spec’s, Sherry-Lehmann, The Noble Grape and Wine-Searcher.com (among others).

Algodon’s premium wines have received a number of top awards and ratings from the world’s foremost tasting competitions including Gold Medals from the prestigious Global Masters Wine Competition, comprised of master sommeliers. Algodon’s Black Label Reserves represent the best selection from Algodon with 100% microvinified blends whose low yield produces full concentration of fruit and flavor. Algodon’s complete portfolio of fine wines is currently available in wine bars, wine shops, restaurants and hotels in Buenos Aires, Mendoza, Germany, Switzerland, Guernsey, U.K., the Netherlands and the United States.

Algodon Wine Estates – Real Estate Development

AWE has acquired a total of 4,138 acres of contiguous real estate surrounding its project in Mendoza, Argentina. This land was purchased with the purpose of developing a vineyard-resort and attracting investment in second or third homes for the well-to-do from around the world. GGH continues to invest in the ongoing costs of building out infrastructure and anticipates that sales of lots will gradually improve and accelerate as worldwide economic conditions improve.

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

GGH is developing lots for sale to third party builders and is not engaged in any construction activity. To date, twenty-five lots have been sold. The Company has closed on the sale of all 25 lots and recorded revenue of $1,468,000. As of December 31, 2021, the Company has $622,453 of deposits for pending sales. There are 320 lots that remain unsold as of March 30, 2021.

Potential Value Creation

After an official “arm’s length” evaluation of the entire property (including the additional recently acquired 2,000 acres), we estimate the discovery and potential development of underground aquifers could help increase the value of the parcel. Due to the prohibition of developing new wells in Mendoza City Metro Area, it may be positive to take advantage of the lack of regulations in San Rafael. Additionally, the current administration of Mendoza Province has asked (upon approval of the Company) to construct a major road through the far reaches of the property in an effort to link the popular tourist destinations of Valle Grande, and Los Reyunos. This development could in effect raise the commercial value of the land significantly, as well as open up potential rental-income opportunities from storefronts, gas stations, and other businesses.

In November 2020, we began the process of drilling two water wells at Algodon Wine Estates, which we believe can significantly increase the value of the land. This initiative can allow us direct access to natural aquifers that can be utilized for a variety of infrastructural and landscape initiatives including crop production capabilities, residential and commercial development potential, or property resale. We received approval for, and have completed drilling, two wells, and are currently awaiting approval for a third well. In the future, we intend to apply for permits to add three additional water wells throughout the 4,138 acre property.

Owning real estate in Argentina is subject to risk. For more information see “Risk Factors.”

Hollywood Burger Argentina

In September 2021, Gaucho Group Holdings, Inc. announced that its shareholders had approved the purchase of additional land holdings in Argentina in an all-stock transaction valued at approximately $2.4 million. The purchase price was determined from an evaluation of the real estate performed by an independent third-party.

Located in Argentina, the properties were acquired from the related, but independent entity, Hollywood Burger Holdings, Inc. (“HBH”). One of the property lots is located in the San Rafael, Mendoza region of Argentina, and the other in Córdoba, Argentina, with the estimated fair market value of the combined properties totaling approximately $2.4 Million. Both properties are located on major thoroughfares, seeing significant foot and street traffic, and both with ample parking, a feature considered a rare benefit in Argentine cities.

For more information see Item 9B.

Projects and Business Initiatives in Development

GGH’s luxury branded assets include fine experiences through our award-winning wines and exceptional luxury destinations. Our U.S.-based e-commerce website GauchoBuenosAires.com is designed to deliver Argentine luxury goods to the U.S. marketplace and elsewhere around the globe. We believe the potential for scale here is particularly significant as Argentina is now making noteworthy re-entry to international trade. With Argentina in the process of re-opening its borders, we believe it is poised to regain its status as a cultural and fashion exporter, and that there may be a sizeable appetite in the U.S. and elsewhere for luxury products that feature a distinctly Argentine point of view. We are excited about the potential for scale here.

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

With respect to the Company’s wine production, please see Item 1A - “Risk Factors”. Additional information may be found here: https://www.ttb.gov/itd/international-imports-exports-requirements.

Human Capital Resources

Our experienced employees and management team are some of our most valuable resources, and we are committed to attracting, motivating, and retaining top professionals. Including the operating subsidiaries in Argentina, as of the date of this annual report, the Company has approximately 80 full-time employees. In Argentina, GGH also employs temporary, seasonal employees during the busy harvest season. In the United States, GGH employs approximately 5 full-time employees as of the date of this annual report. None of the employees in the United States are covered by a collective bargaining agreement and management believes it has good relations with its employees.

Our success is directly related to the satisfaction, growth, and development of our employees. We strive to offer a work environment where employee opinions are valued and allow our employees to use and augment their professional skills. To achieve our human capital goals, we intend to remain focused on providing our personnel with entrepreneurial opportunities to expand our business within their areas of expertise and continue to provide our personnel with personal and professional growth. The Company emphasizes several measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation and pay equity.

COVID-19 and Employee Safety and Wellness. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. These measures include allowing all employees to work from home. We believe in supporting our employees’ health and well-being. Our goal is to help employees make informed decisions about their health by providing the tools and resources necessary to achieve a healthier lifestyle. We offer our employees a wide array of benefits such as life and health (medical, dental, and vision) insurance, paid time off and retirement benefits, as well as emotional well-being services through our health insurance program.

Diversity and Inclusion and Ethical Business Practices. We believe that a company culture focused on diversity and inclusion is a crucial driver of creativity and innovation. We also believe that diverse and inclusive teams make better business decisions, ultimately driving better business outcomes. We are committed to recruiting, retaining, and developing high-performing, innovative and engaged employees with diverse backgrounds and experiences. This commitment includes providing equal access to, and participation in, equal employment opportunities, programs, and services without regard to race, religion, color, national origin, disability, sex, sexual orientation, gender identity, stereotypes, or assumptions based thereon. We welcome and celebrate our teams’ differences, experiences, and beliefs, and we are investing in a more engaged, diverse, and inclusive workforce.

We also foster a strong corporate culture that promotes high standards of ethics and compliance for our business, including policies that set forth principles to guide employee, officer, director, and vendor conduct, such as our Code of Business Conduct and Ethics. We also maintain a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of our businesses, employees, officers, directors, or vendors.

Due to the pandemic, on May 31, 2020 Gaucho Group Holdings, Inc. terminated its office lease at 135 Fifth Avenue in New York City. All senior management of Gaucho Group Holdings, Inc. have been working remotely since then. The Company’s principal office is currently located at 112 NE 41st Street, Suite 106, Miami, Florida 33137. The telephone number remains the same at +1-212-739-7700. The Company is licensed to do business in New York and Florida.

Ticker Symbol

The Company uplisted its common stock on the Nasdaq Capital Market (“Nasdaq”) effective as of February 16, 2021, and the common stock commenced trading on Nasdaq effective as of February 17, 2021 under the symbol “VINO”.

Available Information

Effective upon the uplist of the Company’s common stock to Nasdaq, we have updated our corporate governance policies. We maintain a website at http://www.gauchogroup.com. The information contained on, or accessible through, our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC.

In addition, we maintain our corporate governance documents on our website here: https://ir.gauchoholdings.com/corporate-governance/governance-documents, including:

●	a Code of Business Conduct and Ethics for Directors, Officers and Employees which contains information regarding our whistleblower procedures,

●	our Insider Trading Policy,

●	our Audit Committee Charter,

●	our Compensation Committee Charter,

●	our Nomination Guidelines,

●	our Trading Blackout Policy, and

●	our Related Party Transaction Policy.

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

Risks Relating to the COVID-19 Pandemic

We face significant business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

We temporarily closed our hotel, restaurant, winery operations, and golf and tennis operations. On October 19, 2020, we re-opened our winery and golf and tennis facilities with COVID-19 measures implemented. Most recently, we reopened the Algodon Mansion as of November 11, 2020 with COVID-19 measures implemented. Due to COVID-19, construction on homes was temporarily halted from March to September but has resumed. As of January 1, 2022, fully vaccinated individuals may enter Argentina as tourists without needing to quarantine.

On April 8, 2021, GGI entered into a seven-year lease for retail space located at 112 N.E. 41st Street, Suite 106, in Miami, Florida to sell its Gaucho – Buenos Aires™ products. The space is approximately 1,530 square feet. The Company reduced expenses by negotiating an early termination of our office lease at 135 Fifth Avenue in New York City, and all employees and contractors are currently working from home. In addition, we are reviewing our labor needs to run the administrative side of the Company in Miami.

Beginning Monday, April 13, 2020, GGI’s warehouse and fulfillment center, Bergen Logistics, announced it would operate on a four-day schedule from Monday through Thursday, allowing for a 72-hour window from Friday through Sunday for any possible surface viruses to self-eliminate. On June 12, 2020 Bergen Logistics announced that it would increase its warehouse operations to a Sunday through Friday schedule. The warehouse stores and ships items that are for sale on our e-commerce website. Any e-commerce orders that might have been received during the time of shutdown could only be fulfilled once the fulfillment center re-opened. Likewise, during their shutdown, the warehouse was not able to receive and process any returned merchandise from customers, nor could the warehouse receive any merchandise from our manufacturers. Bergen is currently operating on a normal schedule, from 7am through 6pm, Monday through Saturday.

Throughout the pandemic, we also experienced significant delays in product development, production, and shipping from our overseas manufacturing partners, many of whom have been on complete lockdown for the safety of their workers. Some of our manufacturing partners have even had to close permanently. Because of this, we have had to pursue relationships with new vendors.

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

Due to the economic hardships presented by the COVID-19 pandemic, we obtained a loan from the Paycheck Protection Program (“PPP Loan”) from the U.S. Small Business Administration (“SBA”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We are not entitled to forgiveness under state law for the PPP Loan which could negatively impact our cash flow.

On May 6, 2020, the Company received a loan from the SBA pursuant to the PPP enacted by Congress under the CARES Act, resulting in net proceeds of $242,487. To facilitate the PPP Loan, the Company entered into a note payable agreement with Santander Bank, N.A. as the lender. On March 26, 2021, the SBA forgave the PPP Loan in full and will not be taxed on the federal level. However, we will be taxed on the forgiveness of the proceeds under Florida tax law.

War in the Ukraine may impact the business of the Company and the financial markets in which the Company needs to raise capital.

Political turmoil, warfare, or terrorist attacks in Ukraine could negatively affect our business. Political and military events in Ukraine, including the 2022 Russian invasion of Ukraine, as well as ongoing tensions and intermittent warfare between Ukraine may have an adverse impact on our ability to grow our business and negatively affect our results of operations.

The uncertainty impacting and potential interruption in supply chains resulting from military hostilities in Europe and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions, may give rise to increases in costs of goods and services generally and may impact the market for our products as prospective customers reconsider additional capital expenditure, or other investment plans until the situation becomes clearer.

 For so long as the hostilities continue and perhaps even thereafter as the situation in Europe unfolds, we may see increased volatility in financial markets and a flight to safety by investors, which may impact our stock price and make it more difficult for the Company to raise additional capital at the time when it needs to do so, or for financing to be available upon acceptable terms. All or any of these risks separately, or in combination could have a material adverse effect on our business, financial condition, results of operations, and cash flows. We cannot predict the timing, strength, or duration of any economic slowdown, instability or recovery.

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

The Argentine economy has experienced significant volatility in recent decades, characterized by periods of low or negative GDP growth, high and variable levels of inflation and currency depreciation and devaluation. The economy has experienced high inflation and GDP growth has been sluggish in the last few years. In October of 2021, the International Monetary Fund (IMF) published the “World Economic Outlook” report. The IMF report suggests that after contracting 9.9 percent in 2020, the Argentine Real GDP is expected to have grown by 7.5 percent in 2021, with a growth of 2.5 percent forecasted in 2022.

In its October 12, 2020 Staff Statement on Argentina, the IMF noted that Argentina is facing economic and social difficulties relating to the unprecedented health crisis created by COVID-19. The IMF stated that the resulting recession is contributing to an increase in already elevated poverty and unemployment levels.

According to a Fourth Quarter 2021 Argentina Economic Outlook published by BBVA Research on October 27, 2021, inflation would reach 50% in 2021, and was further forecasted to reach 54% in 2022.

The operating environment in Argentina continues to be a challenging business environment, including the continuing significant devaluation of Argentina’s currency, high inflation and economic recession. Volatility and declines in the exchange rate are expected in the future, which could have an adverse impact on our Argentine revenues, net earnings, cash flows and net monetary asset position.

On December 10, 2015, Mauricio Macri took office as the new president of Argentina, along with his former finance minister Alfonso Prat-Gay and Luis Caputo, who replaced Prat-Gay in late 2016. President Macri has made a number of decisions in pursuit of economic reform, including removing currency controls. Following Prat-Gray’s December 2015 announcement that the currency controls would be lifted, the exchange rate of the peso fell from 9.8 pesos per U.S. dollar to 14 pesos per U.S. dollar, resulting in a 30% devaluation of the peso. By August 2019, inflation had risen to more than 50%. Mr. Macri’s approach to the economy has been one of gradualism, but the economy has suffered and his structural economic reforms have hurt poor and middle-class families in Argentina. As a result, Alberto Fernández won the election as President on October 27, 2019 and Cristina Fernández de Kirchner won as Vice President and both took office on December 10, 2019. In late December of 2019, President Fernández’s emergency economic reform package was passed by Congress and was intended to decrease poverty and reduce inflation. The economic reform package included, among other things, tax increases, restrictions on the currency market, and debt renegotiations.

Given the political climate and the ongoing COVID-19 health crisis, it is not certain what other changes may take place or what the impact of the changes may be on the economy of Argentina. Our discussion below is based on recent history.

Economic and Political Risks Specific to Argentina

The Argentinian economy has been characterized by frequent and occasionally extensive intervention by the Argentinian government and by unstable economic cycles. The Argentinian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of Argentina’s economy, and taken other actions which do, or are perceived to weaken the nation’s economy especially as it relates to foreign investors and other overall investment climate. The Argentine peso has devalued significantly against the U.S. dollar, from about 6.1 Argentine pesos per dollar in December 2013 to approximately 106.67 pesos per dollar in February 2022.

In June 24, 2021, the Morgan Stanley Capital International (MSCI) index stated that it would reclassify the Argentina Index from Emerging Markets to Standalone Market status during its November index review. Investors considering an investment in GGH should be mindful of these potential political and financial risks.

Argentina’s economy may not support foreign investment or our business.

Currently there is significant inflation, labor unrest, and currency deflation, in addition to a potential recession brought on by the COVID-19 pandemic. There has also been significant governmental intervention into the Argentine economy, including price controls, foreign currency restrictions, and debt restructuring negotiations. As a result, uncertainty remains as to whether economic growth in Argentina is sustainable and whether foreign investment will be successful.

Since July 1, 2018, Argentina has had a highly inflationary economy, which may continue to increase our accounting and legal costs.

The International Practices Task Force (“IPTF”) of the Center for Audit Quality discussed the inflationary status of Argentina at its meeting on May 16, 2018 and, as further described in its May 16, 2018 Document for Discussion, it categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%. Therefore, the Company transitioned its Argentine operations to highly inflationary status as of July 1, 2018. As a result, the Company was required to change the functional currency of its Argentine operations to the U.S. dollar, effective as of July 1, 2018. For operations in highly inflationary economies, monetary asset and liabilities are translated at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are translated at historical exchange rates. Income and expense accounts are translated at the weighted average exchange rate in effect during the period. Translation adjustments are reflected in loss on foreign currency translation on the accompanying statements of operations.

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

As a result of the primary held in August 2019, where Mr. Macri earned only 32% of the vote in primary elections due to voters’ anger over austerity measures, the deep recession and soaring inflation, the peso fell about 17% against the dollar and Argentina’s bonds and stocks plunged. On October 27, 2019, Alberto Fernández won as President of Argentina with Ms. de Kirchner becoming Vice President. Ms. de Kirchner has remained a prominent political figure in Argentina, and there has been speculation surrounding the influence that Ms. de Kirchner may have over Mr. Fernández’s policies. In June of 2020, President Fernández announced his plan to nationalize Vicentin SAIC, a major Argentine soybean processor. There is no assurance that any investment in GGH will be safe from government control or nationalization.

Due to the Company’s operations in Argentina, the Company is exposed to the risk of changes in foreign exchange rates.

Due to the international nature of Gaucho Group Holdings’ business, movements in foreign exchange rates may impact the consolidated statements of operations, consolidated balance sheets and cash flows of the Company. Since almost all of the Company’s sales are located in Argentina, the Company’s consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar as compared to Argentina’s currencies. Additionally, movements in the foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity. In October 2020, Argentina’s central bank introduced measures to tighten controls on the movement of foreign currency, which resulted in a decline of the Argentine peso. The Argentine peso is stated at approximately 106.67 Argentine pesos per US dollar as of February 2022.

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

In August 2020, Argentina reported that it had successfully negotiated a restructuring of close to $65 billion in debt with large US investment firms. The government predicted that the deal will bring in billions of dollars in financial relief over the 2020-2030 term and help cut interest rates on foreign bonds by 4%. However, only weeks after the restructuring, investors criticized the Argentine government’s mismanagement of the economy, and bonds issued in September had already fallen 25 percent. Most recently, Argentina has begun working with the IMF to repackage close to $45 billion of debt owed to the fund. In a January 28, 2022 IMF Staff Statement on Argentina, the IMF stated that the parties have reached an understanding on key policies of an IMF-supported program, and they will continue working toward reaching an agreement.

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

In 2020, the Argentine central bank has restricted access to dollars, prohibiting private citizens from buying more than $200 in foreign currency per month on the official exchange market. Argentine officials have suggested that they will relax controls when the economic has stabilized. These restrictions may have a negative effect on the economy and on our business if imposed in an economic environment where access to local capital is constrained.

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

We are exposed to risks in relation to compliance with foreign and domestic anti-corruption and anti-bribery laws and regulations.

Our operations are subject to various foreign and domestic anti-corruption and anti-bribery laws and regulations, including the Argentine Corporate Criminal Liability Law 27,401 effective March 1, 2018 (the “Corporate Criminal Liability Law”) and the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”). Both the Corporate Criminal Liability Law and the FCPA impose liability against companies who engage in bribery of government officials, either directly or through intermediaries. The Corporate Criminal Liability Law establishes a system of criminal liability of private legal persons which include companies created under any legal form (LLCs, PLCs, partnerships, etc.) whether of national or foreign capital for criminal offenses against public administration and national and cross-border bribery committed by, among others, its shareholders, attorneys-in-fact, directors, managers, employees, or representatives. Such anti-corruption laws generally prohibit providing anything of value to government officials for the purposes of obtaining or retaining business or securing any improper business advantage. In January of 2019, the National Executive enacted Emergency Decree No. 62/2019, which allows for the confiscation of assets that were acquired from drug trafficking, smuggling, money laundering, and other corruption crimes, where there is proof that the assets do not reasonably correspond to the person’s income. Additionally, on April 10, 2019, President Macri approved Decree No. 258/2019, which implemented the National Anti-corruption Plan (2019-2023). The plan is intended to consolidate progress in fighting corruption, and includes various initiatives divided into three main categories: (1) initiatives on transparency and open government; (2) initiatives to prevent money laundering; and (3) investigation and sanctions initiatives. As part of our business, we may deal with entities in which the employees are considered government officials. We have a compliance program that is designed to manage the risks of doing business in light of these new and existing legal and regulatory requirements.

Although we have internal policies and procedures designed to ensure compliance with applicable anti-corruption and anti-bribery laws and regulations, there can be no assurance that such policies and procedures will be sufficient. Violations of anti-corruption laws and sanctions regulations could lead to financial penalties being imposed on us, limits being placed on our activities, our authorizations and licenses being revoked, damage to our reputation and other consequences that could have a material adverse effect on our business, results of operations and financial condition. Further, litigation or investigations relating to alleged or suspected violations of anti-corruption laws and sanctions regulations could be costly.

Real Estate Considerations and Risks Associated with the International Projects that GGH Operates

The Real Estate Industry and International Investing

Investments in our real estate projects are subject to numerous risks, including the following:

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

President Macri had attempted to boost the real estate market in Argentina by lifting various currency restrictions. However, the real estate market has not rebounded from the crippling effect of past currency controls, and the Argentine government recently imposed additional currency controls under new President Alberto Fernández. As a result on the currency controls and the decline in the Argentine peso, the real estate market in Argentina is uncertain. Continued investment in real estate in Argentina is very risky and could never materialize in the way our business model plans. However, waiting to act on certain real estate endeavors will have negative consequences if the market sees an increase in competitiveness. The main competitive factors in the real estate development business include availability and location of land, price, funding, design, quality, reputation and partnerships with developers. Although there is little to no leverage used to acquire real estate in Argentina, thereby greatly lessening the impact of foreclosures in the market, the practice of cash acquisitions can be a barrier to entry in the real estate market. A number of residential and commercial developers and real estate services companies may desire to enter the market and compete with the Company in seeking land for acquisition, financial resources for development and prospective purchasers. To the extent that one or more of the Company’s competitors are able to acquire and develop desirable properties, as a result of greater financial resources or otherwise, the Company’s business could be materially and adversely affected. If the Company is not able to acquire and develop sought-after property as promptly as its competitors, or should the level of competition increase, its financial position and results of operations could be adversely affected.

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

In December 2011, the Argentine Congress passed Law 26,737 (Regime for Protection of National Domain over Ownership, Possession or Tenure of Rural Land) limiting foreign ownership of rural land, even when not in border areas, to a maximum of 15 percent of all national, provincial or departmental productive land. Ownership by the same foreign owner (i.e., foreign individuals, foreign entities or local entities controlled by a foreign person) may not exceed 1,000 hectares (2,470 acres) of the ‘core area’ or the ‘equivalent surface’ determined according to the location of the lands. The Interministerial Council of Rural Lands, the enforcement agency, defines the ‘equivalent surface’ taking into consideration: (1) the proportion of the ‘rural lands’ in relation to the municipality, department and province; and (2) the potential and quality of the rural lands for their use and exploitation. Every non-Argentine national must request permission from the National Land Registry of Argentina in order to acquire non-urban real property.

As approved, the law has been in effect since February 28, 2012 but is not retroactive. Furthermore, the general limit of 15 percent ownership by non-nationals must be reached before the law is applicable and each provincial government may establish its own maximum area of ownership per non-national.

Pursuant to Executive Order No. 550/13, as published on the Official Bulletin on May 9, 2013, in the Mendoza province, the maximum area allowed per type of production and activity per non-national is as follows: Mining—25,000 hectares (61,776 acres), cattle ranching—18,000 hectares (44,479 acres), cultivation of fruit or vines—15,000 hectares (37,066 acres), horticulture—7,000 hectares (17,297 acres), private lot—200 hectares (494 acres), and other—1,000 hectares (2,471 acres). A hectare is a unit of area in the metric system equal to approximately 2.471 acres. However, these maximums will only be considered if the total 15 percent is reached. Currently, the Company owns approximately 4,138 acres of Argentine rural land through AWE, 2,050 acres are considered land held for cultivation of fruit or vines and 2,088 was purchased during 2017 to provide additional access to AWE. Because the maximum area for this type of land allowed per non-national is 25,000 hectares, the Company is compliant with the law’s limit, were it to apply today. Costs of compliance with the law may be significant in the future. Although the area under foreign ownership in Mendoza is approximately 8.45 percent, this law may apply to the Company in the future and could affect the Company’s ability to acquire additional real property in Argentina. The inability to acquire additional land could curtail the Company’s growth strategy. Management is not currently aware of any change that would require the Company to divest itself of its properties.

Our business is subject to extensive regulation in Argentina and the U.S. and additional regulations may be imposed in the future.

Many aspects of the Company’s businesses face substantial government regulation and oversight. Our activities are subject to Argentine federal, state and municipal laws, and to regulations, authorizations and licenses required with respect to construction, zoning, use of the soil, environmental protection and historical patrimony, consumer protection, antitrust and other requirements, all of which affect our ability to acquire land, buildings and shopping malls, develop and build projects and negotiate with customers.

Additionally, hotel properties are subject to numerous laws, including those relating to the preparation and sale of food and beverages, including alcohol and those governing relationships with employees such as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Additionally, hotel properties may be subject to various laws relating to the environment and fire and safety. Compliance with these laws may be time consuming and costly and may adversely affect hotel operations in Argentina.

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

Our construction projects may be subject to delays in completion due to the COVID-19 pandemic.

Due to COVID-19, construction on homes was temporarily halted from March to September of 2020 but has resumed. Algodon Wine Estates has required significant redevelopment construction (including potentially building residential units for Algodon Wine Estates). The quality of the construction and the timely completion of these projects are factors affecting operations and significant delays or cost overruns could materially adversely affect the Company’s operations. Delays in construction or defects in materials and/or workmanship have occurred due to the COVID-19 pandemic and may continue to occur pending the course of the pandemic. In addition, defects could delay completion of one or all of the projects or, if such defects are discovered after completion, expose the Company to liability. In addition, construction projects may also encounter delays due to adverse weather conditions, natural disasters, fires, delays in the provision of materials or labor, accidents, labor disputes, unforeseen engineering, environmental or geological problems, disputes with contractors and subcontractors, or other events. If any of these materialize, there may be a delay in the commencement of cash flow and/or an increase in costs that may adversely affect the Company.

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

Boutique Hotel

Algodon Mansion closed to the public on March 18, 2020 due to the COVID-19 pandemic, which resulted in a decrease in revenues. Algodon Mansion reopened for business on November 11, 2020 with COVID-19 measures implemented, but the operation of the mansion may potentially continue to be affected by governmental restrictions on business and travel, which remain uncertain.

In addition to the risks relating to COVID-19 and the risks that apply to all real estate investments, hotel and hospitality investments are generally subject to additional risks which include:

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

Algodon Wine Estates and Land Development

The profitability of Algodon Wine Estates will depend on consumer demand for leisure and entertainment, and such demand has been severely impacted by the COVID-19 pandemic.

Algodon Wine Estates is dependent on demand from leisure and business travelers, which may be seasonal and fluctuate based on numerous factors. Business and leisure travel patterns have been severely disrupted, and remain disrupted as a result of COVID-19. Governments have imposed quarantines and travel restrictions, which have led to a significant decrease in both business and leisure travel. COVID-19 has also negatively impacted the global economy, which will likely result in a decrease in discretionary consumer spending. As a result, the consumer demand for leisure travel will decline. The duration of the COVID-19 pandemic and its effect on travel is uncertain, but the Company anticipates that COVID-19 may continue to negatively impact Algodon Wine Estates through 2022 and possibly beyond.

Demand may also decrease with increases in energy costs, airline fares and other expenses related to travel, which may deter travel. Business and leisure travel patterns may be disrupted due to perceived fears of local unrest or terrorism both abroad and in Argentina. General and local economic conditions and their effects on travel may adversely affect Algodon Wine Estates.

The tourism industry is highly competitive and may affect the success of the Company’s projects.

The success of the tourism and real estate development projects underway at Algodon Wine Estates depends primarily on recreational and secondarily on business tourists and the extent to which the Company can attract tourists to the region and to its properties. The U.S. Centers for Disease Control website currently states that travelers should avoid all travel to Argentina due to the COVID-19 pandemic. On March 15, 2020, the Argentine government announced the closing of its borders to foreigners. As of January 1, 2022, fully vaccinated individuals may enter Argentina as tourists without needing to quarantine.

Generally, the Company is in competition with other hotels and developers based upon brand affiliations, room rates, customer service, location, facilities, and the condition and upkeep of the lodging in general, and in relation to other lodges/hotels/investment opportunities in the local market. Algodon Wine Estates operates as a multi-functional resort and winery and serves a niche market, which may be difficult to target. Algodon Wine Estates may also be disadvantaged because of its geographical location in the greater Mendoza region. While the San Rafael area continues to increase in popularity as a tourist destination, it is currently less traveled than other regions of Mendoza, where tourism is more established.

The profitability of Algodon Wine Estates will depend on consumer demand for leisure and entertainment.

Algodon Wine Estates is dependent on demand from leisure and business travelers, which may be seasonal and fluctuate based on numerous factors. Business and leisure travel patterns have been severely disrupted, and remain disrupted as a result of COVID-19, which may adversely affect Algodon Wine Estates and consequently, our revenues. Demand may decrease with increases in energy costs, airline fares and other expenses related to travel, which may deter travel. Business and leisure travel patterns may be disrupted due to perceived fears of local unrest or terrorism both abroad and in Argentina. General and local economic conditions and their effects on travel may adversely affect Algodon Wine Estates and our revenues.

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

Algodon Wine Estates—Vineyard and Wine Production

The COVID-19 pandemic affected the sales of the Company’s wines by driving demand online.

The COVID-19 pandemic did not adversely affect Algodon’s wine production at Algodon Wine Estate’s winery in San Rafael, Mendoza, but did spur the Company to avoid losses from in-person sales by expediting the build and launch of e-commerce platforms in Argentina (algodonwines.com.ar) and in the U.S. (algodonfinewines.com). Potential unforeseen COVID-19 restrictions could again affect the status of retail stores selling our wines, and we may as a result see a drop in in-person sales of our wines.

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

Gaucho Group, Inc.

(e-commerce, fashion & leather accessories brand)

Gaucho Group, Inc. (“GGI”) has a limited operating history and no revenue and we may not recognize any revenue from the Gaucho – Buenos Aires™ line of business in the future.

Though a majority-owned subsidiary of GGH, GGI operates as a standalone business, responsible for its own financing and operations and therefore subject to all the risks inherent in a newly established business venture. GGI began operations in 2019 and has few assets and a limited operating history. It has not yet had any significant sales or been able to confirm that its business model can or will be successful. It has not had any significant revenue from inception through December 31, 2021. Our projections for its growth have been developed internally and may not prove to be accurate. As such, given its start-up status with an unproven business model, there is a substantial risk regarding GGI’s ability to succeed and the risk that neither we nor GGI ever recognize revenue in the future from the Gaucho – Buenos Aires™ line of business. The risk of a total loss exists when dealing with start-up companies.

The markets in which GGI operates and plans to operate are highly competitive, and such competition could cause its business to be unsuccessful.

We expect GGI to face intense competition for its Argentine-sourced and designed products. There are many companies around the world that produce similar high-end products, though not necessarily with the Gaucho style that we plan to incorporate into GGI’s products. However, whether or not consumers find our products superior or more desirable than other high-end producers, including many branded products with established worldwide reputations and brands, such as Coach, Ralph Lauren, Hermès, Louis Vuitton, Gucci, Prada, Kate Spade and Calvin Klein, cannot yet be determined. In addition, GGI faces competition through third party distribution channels, such as e-commerce, department stores and specialty stores.

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

In addition, many of GGI’s anticipated competitors will be significantly larger and more diversified than it and will likely have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than it does. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the high-end product sector in which GGI plans to compete. They may also be able to compete more effectively on the basis of price and production, and to develop new products more quickly. The general availability of manufacturing contractors and agents also allows new entrants easy access to the markets in which GGI competes, which may increase the number of its competitors and adversely affect its competitive position and its business. Any increased competition, or GGI’s or our failure to adequately address any of these competitive factors, could result in the ability to generate significant revenues, which could adversely affect our business, results of operations and financial condition.

If we or GGI are unable to continue to compete effectively on any of the factors mentioned above, GGI may never be able to generate operating profits and our business, financial condition and results of operations would be adversely affected.

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

The success of our future business will in part be dependent on intellectual property rights. We rely primarily on copyright, trade secret and trademark law to protect our intellectual property. For example, the process for obtaining federal trademark registration of our service mark “Gaucho—Buenos Aires™” was completed and the service mark was registered on April 28, 2020. However, a third party may copy or otherwise obtain and use our proprietary information without our authorization. Policing unauthorized use of our intellectual property is difficult, particularly in light of the global nature of the Internet and because the laws of other countries may afford us little or no effective protection of our intellectual property. Potentially expensive litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.

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

Additionally, we hope to enter new markets in which we may have limited or no operating experience. There can be no assurance that we will be able to achieve success and/or profitability in our new markets. The success of these new markets will be affected by the different competitive conditions, consumer tastes, and discretionary spending patterns within the new markets, as well as by our ability to generate market awareness of GGI’s Gaucho Group brand. When we enter highly competitive new markets or territories in which we have not yet established a market presence, the realization of our revenue targets and desired profit margins may be more susceptible to volatility and/or more prolonged than anticipated.

GGI is only in the beginning stages of its advertising campaign.

GGI briefly ran digital ad campaigns in the third and fourth quarters of 2019, and has relied since then on word-of-mouth and social media to generate attention to its new brand and to attract customers. In November 2020, GGI relaunched its digital ad campaign, with a limited budget, with the goal of attracting new customers. In November 2021, GGI began to increase its paid digital marketing efforts with a more robust and targeted marketing plan that includes digital advertising, influencer marketing, public relations, social media marketing, and other strategies, with the goal to attract and retain customers. Management continues to refine and hone its marketing plan, which may increase operating expenses and financial results could be adversely affected.

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

The employees of TAR and AWE are members of a labor unions in Argentina. The terms of any collective bargaining agreement(s) could result in increased labor costs. In addition, any failure to negotiate an agreement in a timely manner could result in an interruption of operations, which would materially and adversely affect the business, results of operations and its financial condition.

GGI relies on its suppliers to maintain consistent quality for our products.

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

Risks of Being an Emerging Growth Company

We are an “emerging growth company” and our election of reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, (2) reduced disclosure obligations regarding executive compensation in this annual report and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this annual report. We could be an emerging growth company until February 19, 2026, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we could still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including: (1) the reduced disclosure obligations regarding executive compensation, and (2) being required to provide only two years of audited financial statements.

General Corporate Business Considerations

Insiders continue to have substantial control over the Company.

As of April 11, 2022, the Company’s directors and executive officers hold the current right to vote approximately 17.4% of the Company’s outstanding common stock. Of this total, 14.7% is owned or controlled, directly or indirectly by Company’s CEO, Scott Mathis. In addition, the Company’s directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Mathis acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm a future market price of the shares by:

●	Delaying, deferring or preventing a change in control of the Company;

●	Impeding a merger, consolidation, takeover or other business combination involving the Company; or

●	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

The loss of our Chairman, President and Chief Executive Officer could adversely affect the Company’s businesses.

We depend on the continued performance of Scott Mathis, our Chairman, President and Chief Executive Officer, who has contributed significantly to the expertise of our team and the position of our business. If we lose the services of Mr. Mathis, and are unable to locate a suitable replacement in a timely manner, it could have a material adverse effect on our business. We currently hold key man life insurance for Mr. Mathis the benefit of the Company.

Revenues are currently insufficient to pay operating expenses and costs which may result in the inability to execute the Company’s business concept.

The Company’s operations have to date generated significant operating losses, as reflected in the financial information included in this registration statement. Management’s expectations in the past regarding when operations would become profitable have been not been realized, and this has continued to put a strain on working capital. Business and prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stages of operations. If the Company is not successful in addressing these risks, its business and financial condition will be adversely affected. In light of the uncertain nature of the markets in which the Company operates, it is impossible to predict future results of operations.

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

As it has in the past, the Company will likely continue to require financing to address its working capital needs, continue its development efforts, support business operations, fund possible continuing operating losses, and respond to unanticipated capital requirements. For example, the continuing development of the Algodon Wine Estates project requires significant ongoing capital expenditures as well as the investment in GGI’s line of luxury goods. There can be no assurance that additional financing or capital will be available and, if available, upon acceptable terms and conditions, considering the economic climate of the market. See also our risk factor relating to the war in Ukraine above.

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

The Company has not paid dividends to date on its common stock. The Company does not contemplate or anticipate declaring or paying any dividends with respect to its common stock. Due to the continuing devaluation of the peso, the Company has concluded in that it must still tread cautiously and manage its available cash resources prudently and the decisions were made to not declare any additional cash dividends with respect to its common stock.

The Company reserves the right to declare dividends when operations merit. However, payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors. It is anticipated that earnings, if any, will be used to finance the development and expansion of the Company’s business.

The Chief Executive Officer and the Chief Financial Officer of GGH are also involved in outside businesses which may affect their ability to fully devote their time to the Company.

Scott Mathis, Chairman of the Board of Directors of GGH, Chief Executive Officer, President and Treasurer of GGH is also the Chairman and Chief Executive Officer of Hollywood Burger Holdings, Inc., a private company he founded which is developing Hollywood-themed fast food restaurants in the United States. His duties as CEO of Hollywood Burger Holdings, Inc. consume less than 10% of his time, but which may interfere with Mr. Mathis’ duties as the CEO of GGH.

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

The Company may have to spend significant resources indemnifying its officers and directors or paying for damages caused by their conduct. The Company’s amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”), exculpates the Board of Directors and its affiliates from certain liability, and the Company has procured directors’ and officers’ liability insurance to reduce the potential exposure to the Company in the event damages result from certain types of potential misconduct. Furthermore, the General Corporation Law of the State of Delaware (the “DGCL”) provides for broad indemnification by corporations of their officers and directors, and the Company’s Certificate of Incorporation implement this indemnification to the fullest extent permitted under applicable law as it currently exists or as it may be amended in the future. Consequently, subject to the applicable provisions of the DGCL and to certain limited exceptions in the Certificate of Incorporation, the Company’s officers and directors will not be liable to the Company or to its stockholders for monetary damages resulting from their conduct as an officer or director.

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

The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:

●	faulty human judgments and simple errors, omissions or mistakes;

●	fraudulent actions of an individual or collusion of two or more people;

●	inappropriate management override of procedures; and

●	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

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

Currently, we qualify as both a “smaller reporting company” and an “emerging growth company” as defined by Rule 12b-2 of the Exchange Act. However, we have elected to provide disclosure under the smaller reporting company rules and therefore we are able to provide simplified executive compensation disclosures in our filings and have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

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

We cannot assure you that the market price of our common stock will remain high enough to comply with Nasdaq’s minimum bid price requirement and if we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our common stock.

There can be no assurance that the market price of our common stock will remain at the level required for continuing compliance with that requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. Other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and thus jeopardize our ability to meet or maintain the Nasdaq’s minimum bid price requirement.

In order to maintain our listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with such applicable listing standards.

Compliance with public reporting requirements will affect the Company’s financial resources.

The Company is subject to certain public reporting obligations as required by federal securities laws, regulations and agencies. The compliance with such reporting requirements will require the company to incur significant legal, accounting and other administrative expenses. Additionally, because the Company’s stock is now trading on Nasdaq, the Company is subject to additional rules and disclosure obligations as required by Nasdaq, increasing compliance expenses further. The expenses the Company may incur will have a significant impact on the Company’s financial resources and may lead to a decrease in the value and price of our common stock.

In the event that our common stock is delisted from Nasdaq, U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock because they may be considered penny stocks and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares of common stock have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares of common stock and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

Stockholders should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

You may experience future dilution as a result of future debt or equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock that could result in further dilution to investors or result in downward pressure on the price of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring debt, making capital expenditures or declaring dividends. We may sell shares of our common stock or other securities in other offerings at prices that are higher or lower than the prices previously paid by investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

Raising additional funds through debt or equity financing could be dilutive and may cause the market price of our common stock to decline. We still may need to raise additional funding which may not be available on acceptable terms, or at all. Failure to obtain additional capital may force us to delay, limit, or terminate our product development efforts or other operations.

To the extent that we raise additional capital through the sale of equity, convertible debt securities or draw-downs under our equity line of credit, current ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Furthermore, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products.

We could utilize our available capital resources sooner than we currently expect. We may continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed, as a result of insufficient authorized shares or otherwise, could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

There is no public market for our warrants.

There is no established public trading market for our warrants, and we do not expect a market to develop. In addition, we do not intend to apply to list such warrants on any national securities exchange or other nationally recognized trading system, including Nasdaq. Without an active market, the liquidity of such warrants will be limited.

Holders of the warrants will not have rights of holders of our shares of common stock until such warrants are exercised.

Our warrants do not confer any rights of share ownership on their holders, but rather merely represent the right to acquire shares of our common stock at a fixed price. Until holders of warrants acquire shares of our common stock upon exercise of the warrants, holders of warrants will have no rights with respect to our shares of common stock underlying such warrants.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

GGH and its operating subsidiaries currently do not have physical corporate headquarters due to the termination of the Company’s lease in May 2020 and COVID-19 restrictions. All employees and consultants are currently working from home. Management plans to search for new office space once the COVID-19 pandemic is under control.

The Algodon – Recoleta, SRL (“TAR”) owns a hotel in the Recoleta section of Buenos Aires called Algodon Mansion, located at 1647 Montevideo Street. The hotel is approximately 20,000 square feet and has ten suites, a restaurant, a dining room, and a luxury spa and pool.

Algodon Wine Estates owns and operates a resort property located Ruta Nacional 144 Km 674, Cuadro Benegas, San Rafael (5603) in Argentina which consists of 4,138 acres. The property has a winery, 9-hole golf course (the remaining 9 of 18 holes to be developed), tennis courts, dining and a hotel.

TAR has guaranteed a loan of $600,000 for the Algodon Mansion and the resort property and the properties are subject to encumbrances.

On April 8, 2021, GGI entered into a seven-year lease for retail space located at 112 N.E. 41st Street, Suite 106, in Miami, Florida to sell its Gaucho – Buenos Aires™ products. The space is approximately 1,530 square feet.

On February 3, 2022, the Company, through IPG and AWE, acquired 100% of Gaucho Development S.R.L. (“GD”), f/k/a Hollywood Burger Argentina, S.R.L., via a stock purchase agreement dated February 3, 2022 in exchange for 1,283,423 shares of common stock (approximately $2.4 million) issued to Hollywood Burger Holdings, Inc. GD holds the following properties:

●	Property on Avenida Hipólito Yrigoyen, the main thoroughfare in downtown San Rafael, Mendoza, with a lot size of approximately 48,050 square feet (approximately 1.1 acres), and the traffic it receives during the lunch hour during the week and on weekend nights. A significant area of the property also serves as a parking lot. For many businesses in Argentine cities, parking is a rare commodity, both culturally and economically. This location had approximately 80 parking spaces at last count. The Company leases this property through a leasing agreement with Mostaza Group (https://www.mostazaweb.com.ar/) which expires in September 2031. The agreed monthly rent amount will be ARS 405,000 (VAT included). The rent amount is to be adjusted by inflation every 6 months, taking in consideration the inflation rates calculated by two private consulting firms.

●	Property located in Córdoba, Argentina on Recta Martinolli Avenue, a central avenue in a densely populated upscale neighborhood of the west side of the city. The avenue sees a high concentration of traffic both day and night and is the main thoroughfare en route to a number of cultural destinations such as public schools, rugby and soccer athletic clubs, tennis and golf clubs, supermarkets, bars and nightlife, country clubs, and offices. The lot is located in a prime area for development (such as retail, café and medical center). This unique piece of real estate, which takes up and entire city block, is accessible from the four streets surrounding the block.

ITEM 3. LEGAL PROCEEDINGS

From time to time, GGH and its subsidiaries and affiliates are subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by its insurance coverage, and even if they are, if claims against GGH and its subsidiaries are successful, they may exceed the limits of applicable insurance coverage. We are not involved in any litigation that we believe is likely, individually or in the aggregate, to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is presently quoted on Nasdaq effective as of February 16, 2021, and the common stock commenced trading on Nasdaq effective as of February 17, 2021 under the symbol “VINO”. On April 11, 2022, the closing bid price of our common stock on the Nasdaq was $2.51 per share.

A 15:1 reverse stock split of the Company’s common stock was effected on February 16, 2021 (the “Reverse Stock Split”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented prior to February 16, 2021, unless otherwise indicated. The following table sets forth the range of high and low bids on a post-split basis as reported on the OTC Markets through February 16, 2021 and as reported on the Nasdaq Capital Market from February 17, 2021 through December 31, 2021. The prices reflect inter-dealer prices, do not include retail mark-ups, markdowns or commissions, and may not necessarily reflect actual transactions.

Fiscal Year 2021	High	Low

First Quarter	$20.25	$3.38
Second Quarter	$7.98	$3.41
Third Quarter	$4.79	$2.85
Fourth Quarter	$4.52	$2.08

Fiscal Year 2020	High	Low

First Quarter	$6.00	$3.18
Second Quarter	$6.00	$3.20
Third Quarter	$9.75	$3.45
Fourth Quarter	$9.30	$3.00

The Company has not declared any dividends with respect to its common stock.

There were approximately 705 holders of record of the Company’s common stock as of April 11, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2016 Plan	124,010	$13.72	-
2018 Plan	437,017	7.10	1,338,713
Equity compensation plans not approved by security holders	-	-	-
Total	561,027	$8.56	1,338,713

The above table does not include securities of GGI available for issuance under the 2018 Gaucho Plan.

Recent Sales of Unregistered Securities.

The following is a summary of all securities that we have sold in the last year, since January 1, 2021 without registration under the Securities Act of 1933, as amended (the “Securities Act”).

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

On November 3, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors (collectively, the “Investors”). On November 9, 2021, pursuant to the terms of the Securities Purchase Agreement, the Company sold to the Investors a series of senior secured convertible notes of the Company, in the aggregate original principal amount of $6,480,000 (the “Notes”), which Notes are convertible into shares of common stock of the Company at a conversion price of $3.50 (subject to adjustment). The Notes are due and payable on November 9, 2022, and bear interest at a rate of 7% per annum, which shall be payable in cash quarterly in arrears on each Amortization Date (as defined in the Notes) or otherwise in accordance with the terms of the Notes. The Investors are entitled to convert any portion of the outstanding and unpaid Conversion Amount (as defined in the Notes) at any time or times on or after issuance, but the Company may not effect the conversion of any portion of the Notes if it would result in any of the selling stockholders beneficially owning more than 4.99% of the common stock of the Company (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder).

The Company and the Investors executed the Securities Purchase Agreement in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”), and Rule 506(b) of Regulation D as promulgated by the Securities and Exchange Commission under the 1933 Act.

The Notes rank senior to all outstanding and future indebtedness of the Company and its subsidiaries, and are secured by all existing and future assets of the Company, as evidenced by the Security and Pledge Agreement entered into between the Company and the Investors on November 9, 2021 (the “Security Agreement”). Additionally, Scott L. Mathis, President and CEO of the Company, pledged certain of his shares of Common Stock and certain options to purchase common stock of the Company as additional collateral under the Notes, as evidenced by the Stockholder Pledge Agreement between the Company, Mr. Mathis and the Investors, dated on or about November 9, 2021 (the “Pledge Agreement”).

In connection with the foregoing, the Company entered into a Registration Rights Agreement with the Investors on November 9, 2021 (the “Notes Registration Rights Agreement”), pursuant to which the Company agreed to provide certain registration rights with respect to the Registrable Securities (as defined in the Notes Registration Rights Agreement) under the Securities Act of 1933 (the “1933 Act”) and the rules and regulation promulgated thereunder, and applicable state securities laws. The Securities Purchase Agreement and the Notes Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

If the Notes were converted based on the current conversion price of $3.50, the maximum number of shares of common stock issued or issuable pursuant to the Notes, inclusive of interest owed through November 9, 2022, would be approximately 1,981,030 shares. However, the Notes Registration Rights Agreement requires us to register the maximum number of shares of common stock issued or issuable pursuant to the Notes, including payment of interest on the notes through November 9, 2022, without regard to any limitations on conversion, at the floor price of $0.57 (the conversion price applicable upon an event of default). Therefore, pursuant to the Notes Registration Rights Agreement, we are required to register and approve for issuance up to 12,164,312 shares of our Common Stock under the Notes.

Under the applicable rules of The Nasdaq Stock Market LLC (“Nasdaq”), in no event may we issue any shares of common stock upon conversion of the Notes or otherwise pursuant to the terms of the Notes if the issuance of such shares of common stock would exceed 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Securities Purchase Agreement and Notes (the “Exchange Cap”), unless we (i) obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) obtain a written opinion from our counsel that such approval is not required. In any event, we may not issue any shares of our common under the Purchase Agreement or Notes if such issuance or sale would breach any applicable rules or regulations of the Nasdaq.

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

Please refer to Item 9B—Other Information regarding sales of unregistered securities of the Company in 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Other than as set forth herein or in the Company’s current reports on Form 8-K or quarterly reports on Form 10-Q, there have not been any purchases of equity securities by the Company or its affiliated persons for the year ended December 31, 2021.

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

On February 19, 2021, the Company closed the Offering and sold and issued an aggregate of 1,333,334 shares of Common Stock and 1,533,333 Warrants, for approximate gross proceeds of $8.0 million, before deducting underwriting discounts and commissions and estimated Offering expenses of $715,000, for net proceeds of approximately $7,285,000. No Offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We issued the representative of such underwriters a five-year common stock purchase warrant exercisable at $7.50 per share for up to 15,333 shares of Common Stock, exercisable as of August 19,2021.

The sole book-running managing underwriter of the Offering was EF Hutton, f/k/a Kingswood Capital Markets, a division of Benchmark Investments, Inc. R.F. Lafferty Co., Inc. also participated in the Offering.

Upon receipt, the net proceeds from the Offering were held in cash and cash equivalents, primarily bank deposits and money market funds. Through December 31, 2021, we have used a portion of the net proceeds from our Offering for working capital and for general corporate purposes, which include, but are not limited to, inventory production and marketing for the Company’s subsidiary, Gaucho Group, Inc., costs of the Offering, and operating expenses.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this prospectus. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Gaucho Group Holdings, Inc., a Delaware corporation, and its subsidiaries. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. See “Special Note - Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this prospectus. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

A 15:1 reverse stock split of the Company’s common stock was effected on February 16, 2021 (the “Reverse Stock Split”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Special Note Regarding Emerging Growth Company Status and Smaller Reporting Company Status

Currently we qualify as both an “emerging growth company” and as a “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act). We are allowed and have elected to comply with the smaller reporting company rules which allows us to omit certain information, including three years of year-to-year comparisons and tabular disclosure of contractual obligations, from this Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, we have provided all information for the periods presented that we believe to be appropriate and necessary.

Overview

Gaucho Group Holdings, Inc. (“GGH” or the “Company”) positions its e-commerce leather goods, accessories, and fashion brand, Gaucho – Buenos Aires™, as one of luxury, creating a platform for the global consumer to access their piece of Argentine style and high-end products. With a concentration on leather goods, ready-to-wear and accessories, this is the luxury brand in which Argentina finds its contemporary expression. During the first quarter of 2022, the Company launched Gaucho Casa, a Home & Living line of luxury textiles and home accessories, which is being marketed and sold on the Gaucho – Buenos Aires e-commerce platform. Gaucho Casa challenges traditional lifestyle collections with its luxury textiles and home accessories rooted in the singular spirit of the gaucho aesthetic. GGH seeks to grow its direct-to-consumer online products to global markets in the United States, Asia, the United Kingdom, Europe, and Argentina. We intend to focus on e-commerce and scalability of the Gaucho – Buenos Aires and Gaucho Casa brands, as real estate in Argentina is politically sensitive.

GGH’s goal is to become recognized as the LVMH (“Louis Vuitton Moët Hennessy”) of South America’s leading luxury brands. Through one of its wholly owned subsidiaries, GGH also owns and operates legacy investments in the boutique hotel, hospitality and luxury vineyard property markets. This includes a golf, tennis and wellness resort, as well as an award winning, wine production company concentrating on Malbecs and Malbec blends. Utilizing these wines as its ambassador, GGH seeks to further develop its legacy real estate, which includes developing residential vineyard lots located within its 4,138 acre resort.

Until May 31, 2020, the Company’s senior management was based at its corporate office in New York City. Due to COVID-19, we terminated the corporate office lease and senior management works remotely. GGH’s local operations are managed by professional staff with substantial hotel, hospitality and resort experience in Buenos Aires and San Rafael, Argentina. The Company’s principal office is currently located at 112 NE 41st Street, Suite 106, Miami, Florida 33137. The telephone number remains the same at +1-212-739-7700. The Company is licensed to do business in New York and Florida.

Recent Developments and Trends

We temporarily closed our hotel, restaurant, winery operations, and golf and tennis operations. We were able to reopen the Algodon Mansion as of November 11, 2020 with COVID-19 measures implemented. We have also been able to reopen our winery and golf and tennis facilities recently with COVID-19 measures implemented. Also due to COVID-19, construction on homes was temporarily halted from March 2020 to September 2020 but has resumed. Effective January 1, 2022, fully vaccinated individuals may enter Argentina as tourists without needing to quarantine.

We reduced expenses by negotiating an early termination of our office lease at 135 Fifth Avenue in New York City, and all employees and contractors are currently working from home. In addition, we are reviewing our labor needs to run the administrative side of the Company in Miami.

On April 13, 2020, GGI’s warehouse and fulfillment center, Bergen Logistics, announced it would operate on a four-day schedule from Monday through Thursday, allowing for a 72-hour window from Friday through Sunday for any possible surface viruses to self-eliminate. On June 12, 2020, Bergen Logistics announced that it would increase its warehouse operations to a Sunday through Friday schedule. The warehouse stores and ships items that are for sale on our e-commerce website. Any e-commerce orders that might have been received during the time of shutdown could only be fulfilled once the fulfillment center re-opened. Likewise, during their shutdown, the warehouse was not able to receive and process any returned merchandise from customers, nor could the warehouse receive any merchandise from our manufacturers. Bergen is currently operating on a normal schedule from 7am to 6pm, Monday through Saturday.

Throughout the COVID-19 pandemic, we also experienced significant delays in product development, production, and shipping from our overseas manufacturing partners, many of whom have been on complete lockdown for the safety of their workers. Some of our manufacturing partners have even had to close permanently. Because of this, we have had to pursue relationships with new vendors.

Due to the events stated above, it was necessary for us to reduce our email marketing efforts to our customer database, as we were not able to fulfill orders. This resulted in a significant reduction in our web traffic and sales.

We expect that the cash on hand, which includes the net proceeds from the Offering, as well as the forecasted cash generated from operating activities which includes projected increases in revenues, will fund our operations for a least 12 months after the issuance date of these financial statements.

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

The Company is continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on the Company’s operations, financial position and cash flows, as well as the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s future operations and liquidity is uncertain. While there could ultimately be a material impact on operations and liquidity of the Company, as of the date of this prospectus, the impact cannot be determined at this time.

On May 6, 2020, the Company entered into a loan from the U.S. Small Business Administration (“SBA”) pursuant to the Paycheck Protection Program (“PPP”) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”), resulting in net proceeds of $242,487 (the “PPP Loan”). To facilitate the PPP Loan, the Company entered into a note payable agreement with Santander Bank, N.A. as the lender. On March 26, 2021, the SBA forgave the PPP Loan in full.

The extent of the impact, if any, will depend on future developments, including actions taken to contain COVID-19. See also “Risk Factors” for more information.

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

On May 6, 2021, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement with Tumim Stone Capital LLC. Please see “Recent Sales of Unregistered Securities” and Item 9B for more information.

On August 26, 2021 at the Annual General Meeting of the Stockholders of the Company, the stockholders approved the issuance of up to an additional 10,000,000 shares of common stock pursuant to the Purchase Agreement. On November 24, 2021, the Company filed a registration statement on Form S-1 to register up to 4,500,000 shares of our common stock for resale by Tumim Stone Capital LLC pursuant to the Purchase Agreement. If the Company wishes to issue more shares than were registered under the May 18 and November 24 Forms S-1, it must file with the SEC one or more additional registration statements to register under the Securities Act the resale by Tumim Stone Capital of any such additional shares of the Company’s common stock the Company wishes to sell from time to time under the Purchase Agreement, which the SEC must declare effective, in each case before the Company may elect to sell any additional shares of the Company’s common stock to Tumim Stone Capital under the Purchase Agreement.

During the twelve months ended December 31, 2021, the Company sold an aggregate of 1,374,067 shares of the Company’s common stock to Tumim Stone Capital for gross proceeds of 5,135,210, less cash offering costs of $457,810 and non-cash offering costs of $500,000 related to the Commitment Shares.

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

Concurrently with the execution and delivery of the LLC Agreement, GVI made an initial capital contribution to LVH, in cash, in the amount of exactly $1 million and received 56.6 limited liability company interests (the “Units”) in LVH. Subsequently, on July 16, 2021, GVI made an additional capital contribution to LVH in the amount of $2.5 million and received additional 141.4 Units, and on November 10, 2021, GVI made an additional capital contribution to LVH in the amount of $3.5 million and received an additional 56.6 Units.

As of December 31, 2021, the Company has a $7.0 million investment, representing 11.9% ownership, in LVH Holdings which is accounted for at cost. The investment in LVH does not have a readily determinable fair value and will be remeasured at fair value upon the occurrence of an observable price change or upon identification of impairment. As of December 31, 2021, the Company has not recognized any gain or loss on its investment in LVH.

On November 16, 2021, GVI executed a First Amendment to the Amended and Restated Limited Liability Company Agreement of LVH (the “First Amendment”) to modify the number, amount, and timing of the Company’s additional capital contributions to LVH.

Additional required contributions by GVI are as follows:

●	On or before thirty (30) days after the date a joint development agreement is signed, (the “Third Outside Date”), GVI shall make an additional capital contribution of $12.5 million and shall receive an additional 707.1 Units;

●	On or before ninety (90) days after the Third Outside Date (the “Fourth Outside Date”), GVI shall make an additional capital contribution to LVH, in cash, in the amount of $10 million and shall receive an additional 565.7 Units;

●	On or before ninety (90) days after the Fourth Outside Date (the “Fifth Outside Date”), GVI shall make an additional capital contribution to LVH, in cash, in the amount of $5.5 million and shall receive an additional 311.2 Units.

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

In July 2021, Gaucho Holdings announced in a stockholder update the implementation of a complete beautification renovation and quality upgrades for numerous existing amenities and features at Algodon Wine Estates. These enhancements range from improved roads and entrance facades to guest experiences, the introduction of new products such as artisanal wine salts, as well as the continuation of Algodon’s olive oil program. Plans were also announced to build an artisanal distillery using Algodon’s estate grown fruits, and to cultivate a 10-hectare truffle forest giving Algodon’s guests and homeowners more unique experiences, among other improvements. The Company also announced the engagement of the architectural planning and design firm, EDSA to enhance and further develop the existing masterplan of Algodon Wine Estates Private Estancias 4,138 acre luxury vineyard and golf development. This initiative includes laying the foundation for a partnership with a branded luxury name in hospitality to co-develop a boutique hotel and associated residences.

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

From July 2021 through November 2021, Gaucho Holdings made milestone payments in the aggregate amount of $7 million to LVH Holdings LLC to advance a previously announced agreement to develop a project in Las Vegas, Nevada. These payments represent the first installments in what is expected to be a total commitment of $35 million for a 40% ownership in a project that is expected to expand Gaucho Holdings’ brands in ways that could include opportunities in lodging, hospitality, retail, and gaming. SB Architects, an international architecture and design practice with offices in San Francisco, Miami and Shenzhen, leads the design of this project. Mark Advent, a partner in LVH holdings, and the creator of the highly popular New York New York hotel and casino, is the creative visionary working directly with SB Architects.

On August 26, 2021 at the Annual General Meeting of the Stockholders of the Company, the stockholders approved: (i) an amendment to the 2018 Equity Incentive Plan thereby increasing the number of shares available for awards under the plan to 15% of our common stock outstanding on a fully diluted basis as of the date of stockholder approval; (ii) the purchase of Argentina real estate from Hollywood Burger Holdings, Inc.; and (iii) the purchase of shares of the remaining 21% of common stock of Gaucho Group, Inc.

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

On October 26, 2021, the Company’s compensation committee approved an extension to our President and CEO’s employment agreement to expire on December 31, 2021. On March 9, 2022, the Company’s compensation committee and on March 19, 2022, the Board of Directors of the Company approved an extension to our President and CEO’s employment agreement to expire on June 30, 2022. Please see “Executive Compensation” for additional information.

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

On November 3, 2021, the Company entered into a Securities Purchase Agreement with certain institutional investors. Please see Item 5 for more information.

On January 25, 2022, at the Special Meeting of the Stockholders of the Company, for purposes of complying with the Nasdaq Exchange Cap rule, the stockholders approved the issuance of up to 12,164,213 shares pursuant to the Securities Purchase Agreement. On January 11, 2022, the Company filed a registration statement on Form S-1 to register up to 12,164,213 shares of our common stock for resale by the Investors upon conversion of the Notes.

On February 3, 2022, the Company purchased the domain name Gaucho.com for $25,000 in cash and 15,000 shares of common stock, subject to adjustment. The seller is entitled to additional shares of common stock if on August 14, 2022, the closing price per share of the Company’s common stock is less than $2.64 as quoted on a national securities exchange, and the Company shall issue additional shares of common stock so that the value of the total shares issued to the seller collectively has a fair market value of $36,900.

Also on February 3, 2022, the Company, through its subsidiaries, acquired 100% of Hollywood Burger Argentina S.R.L. (now Gaucho Development S.R.L.), in exchange for issuing 1,283,423 shares of its common stock to Hollywood Burger Holdings, Inc. See Item 9B for more information.

On February 28, 2022, the Company, holding 79% of the shares of common stock of Gaucho Group, Inc., a Delaware corporation and private company (“GGI”) offered to purchase up to 5,266,509 shares of common stock of GGI in exchange for an aggregate of approximately 1,042,788 shares of common stock of the Company, upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Share Exchange and Subscription Agreement. See Item 9B for more information.

Over the past twelve months, GGH has been the process of pivoting operations to focus primarily on e-commerce sales of our Gaucho—Buenos Aires brand, in addition to our wines which also serve as ambassador to our 4,138-acre wine and real estate development. We believe that the change in focus and ongoing restructuring of our Argentine operations can have a positive impact and overall improvement on our business.

Our goal for 2022 is to focus on actions that can result in immediate revenues, such as e-commerce sales, continued deeding of lots and real estate sales and greater distribution of our wines by supporting our importer and their network partners. We began our big push of e-commerce sales through our launch of the Gaucho—Buenos Aires brand at New York Fashion Week on September 12, 2019 to create momentum through the holiday season and bring in revenue.

In the fourth quarter of 2020 we micro tested U.S. markets and focus groups to gauge demand and iron out early details of our digital marketing strategy. We continued to test campaigns with micro audiences in the first quarter of 2021, in anticipation of a larger roll out of campaigns after the offering closed. In November 2021, GGI began to increase its paid digital marketing efforts with a more robust and targeted marketing plan that includes digital advertising, influencer marketing, public relations, social media marketing, and other strategies, with the goal to attract and retain customers. Management continues to refine and hone its marketing plan, which may increase operating expenses and financial results could be adversely affected.

Slated for a yet to be determined future date, we anticipate launching a popup shop in Los Angeles and other large cities, as a tool to market-test our brand in new locations. With popup shops, we can for example, work with local public relations (“PR”) companies to get the word out, as these opportunities are typically promoted via direct mail, PR and digital marketing efforts, as well as word of mouth and strategic geographic positioning.

We expect that our Gaucho brand sales will grow to represent a majority of our revenue, with our wine and real estate business making up the remainder.

Financings

In 2021 and 2020 we raised, net of repayments, approximately $18,945,000 and $4,687,000 of new capital through the issuance of debt and equity. We used the net proceeds from the closings of these private placement offerings for general working capital, our investment in LVH and for capital expenditures.

On February 19, 2021, the Company closed on an underwritten public offering of 1,333,334 Units at $6.00 per unit for approximate gross proceeds of $8 million, before deducting underwriting discounts and commissions and estimated offering expenses. We used the net proceeds for general working capital and capital expenditures.

On May 6, 2021, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement with Tumim Stone Capital LLC (“Tumim Stone Capital”). See “Recent Sales of Unregistered Securities” for more information.

On July 2, 2021, the Company issued 274,500 shares of common stock upon exercise of warrants to purchase 274,500 shares of common stock with an exercise price of $6.00 per share and received aggregate proceeds of $1,647,000.

On November 3, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors, pursuant to which on November 9, 2021, the Company sold to the investors a series of senior secured convertible notes of the Company, in the aggregate original principal amount of $6,480,000. See Item 5 for more information.

Initiatives

We have implemented a number of initiatives designed to expand revenues and control costs. Revenue enhancement initiatives include expanding marketing, investment in additional winery capacity and developing new real estate development revenue sources. Our goal for 2022 is to focus on actions that can result in immediate revenues, such as e-commerce sales, continued deeding of lots and real estate sales and greater distribution of our wines by supporting our importer and their network partners. Cost reduction initiatives include investment in equipment that will decrease our reliance on subcontractors, plus outsourcing and restructuring of certain functions. Further, we have begun to reduce operational expenses by approximately $800,000 per year by reducing administrative costs including non-renewal of the lease in August 2020 for our New York headquarters and reduction in workforce hours and marketing expenses. Some of these significant savings will be unfolding over time. Our goal is ultimately to reduce expenses of between $1-2 million year over year. Our goal is to become more self-sufficient and less dependent on outside financing.

Consolidated Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The following table represents selected items in our consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively:

	For the Years Ended
	December 31,
	2021	2020

Sales	$4,915,240	$635,789
Cost of sales	(1,211,799)	(726,686)
Gross profit (loss)	3,703,441	(90,897)
Operating Expenses
Selling and marketing	580,850	320,768
General and administrative	5,389,716	4,814,312
Depreciation and amortization	145,653	170,189
Gain from insurance settlement	-	(30,240)
Total operating expenses	6,116,219	5,275,029
Loss From Operations	(2,412,778)	(5,365,926)

Other Expense (Income)
Interest expense, net	348,098	245,174
Forgiveness of PPP loan	(242,486)	-
Loss on extinguishment of debt	-	355,602
Gain on debt restructuring	-	(130,421)
Other income	(162,500)	(2,100)
Gains from foreign currency translation	33,128	(52,498)
Total other (income) expense	(23,760)	415,757
Net Loss	(2,389,018)	(5,781,683)

Overview

We reported net losses of approximately $2.4 million and $5.8 million for the years ended December 31, 2021 and 2020, respectively. The decrease in net loss is primarily the result of the increase in revenues as described below.

Revenues

Revenues were approximately $4,915,000 and $636,000 during the years ended December 31, 2021 and 2020, respectively, reflecting an increase of approximately $4,279,000 or 673%. The Company closed on the sale of 22 lots resulting in the recognition of approximately $4,139,000 million in revenue during the year ended December 31, 2021. No lot sales were closed during the year ended December 31, 2020. The Company also realized increases in revenues of approximately $113,000 from hotel, restaurant and wine sales during 2021, as the result of reopening our hotels and restaurants COVID-19 measures implemented (after closures during 2020 due to the COVID-19 pandemic), and the Argentine government’s efforts to promote tourism and revitalize local businesses by subsidizing a portion of sales.

Increases in revenues were negatively impacted by approximately $1.7 million as the result of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar. The average exchange rate of the Argentina peso increased from 73.5358 for the year ended December 31, 2020 to 95.0408 for the year ended December 31, 2021, which represents an average worth of the Argentine peso to US $0.01.

Total sales from Argentina were approximately ARS $498.4 million during the year ended December 31, 2021 as compared to approximately ARS $42.7 million during the year ended December 31, 2020, reflecting a net increase of approximately ARS $456 million or 1068%. Lot sales revenues were approximately ARS $430.2 million and ARS $0 during the years ended December 31, 2021 and 2020. Hotel, restaurant and event revenues were approximately ARS $42.7 million and ARS $25.7 million during years ended December 31, 2021 and 2020, respectively, representing an increase of approximately ARS $17 million, or 66% resulting from the reopening of business operations as COVID-19 restrictions were eased. Argentine winemaking revenues were approximately ARS $10.9 million and ARS $6.9 million during the years ended December 31, 2021 and 2020, respectively, representing an increase of approximately ARS $4 million or 58%. Other revenues, including golf, tennis and agricultural revenues, were ARS $14.6 million and ARS $10.1 million during the years ended December 31, 2021 and 2020, respectively, representing an increase of approximately ARS $4.9 million or 51%, of which approximately ARS $3.8 million represents an increase in agricultural revenues and approximately ARS $1 million represents an increase in golf revenues.

Gross profit

We generated a gross profit of approximately $3,703,000 for the year ended December 31, 2021 as compared to a gross loss of approximately $91,000 for the year ended December 31, 2020, representing an increase of $3,794,000, primarily as a result of the increase in revenues as described above. Due to COVID-19 during 2020, we had to temporarily close our hotel, restaurant, winery operations, and golf and tennis operations. The gross loss during 2020 was primarily due to the hotel and restaurants fixed costs included in the cost of sales which did not decrease during the COVID-19.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $485,000 from $727,000 for the year ended December 31, 2020 to $1,212,000 for the year ended December 31, 2021. Increases in cost of sales are primarily due to approximately $650,000 related to the cost of real estate lots sold during 2021, approximately $202,000 increase in hotel and restaurant costs, and approximately $70,000 in winemaking, agricultural and other costs, partially offset by a decrease of approximately $418,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Selling and marketing expenses

Selling and marketing expenses were approximately $581,000 and $321,000, for the years ended December 31, 2021 and 2020, respectively, representing an increase of approximately $260,000 or 81%, primarily resulting from the increased marketing activities and events as a result of the lifting of COVID-19 shut-downs and restrictions in the 2021, and from entering into new contracts related to investor and public relations during 2021.

General and administrative expenses

General and administrative expenses were approximately $5,390,000 and $4,814,000 from operations for the years ended December 31, 2021 and 2020, respectively, representing an increase of approximately $576,000 or 12%. The increase results primarily from the increases of approximately $353,000 in professional fees and consulting fees, approximately $177,000 increase in stock based compensation (of which $134,000 is in connection with the amortization of GGI stock options) approximately $462,000 increase in compensation expense as the result of bonuses paid in connection with the uplisting of the Company’s stock to Nasdaq and real estate lot sales during 2021, and approximately $66,000 increase in operating lease expense as the result of the Company’s lease for retail space in Miami during 2021, partially offset by decrease of $492,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Depreciation and amortization expense

Depreciation and amortization expense were approximately $146,000 and $170,000 during the years ended December 31, 2021 and 2020, respectively, representing a decrease of approximately $24,000 or 14%.

Gain from insurance settlement

We recognized a gain from insurance settlement of $30,000 during the year ended December 31, 2020, related to insurance proceeds received to cover revenues lost during the rebuilding and repair period after the fire.

Interest expense, net

Interest expense was approximately $348,000 and $245,000 during the years ended December 31, 2021 and 2020, respectively, representing an increase of approximately $103,000 or 42%. The increase is primarily the result of (i) approximately $199,000 amortization of debt discount on convertible debt issued during November 2021, and (ii) the increase in interest expenses to the Federal Administration of Public Revenues in Argentine due to renegotiating the payment plan, partially offset by the effect of a decrease in the average balance of debt outstanding during the year ended December 31, 2021 as compared to the year ended December 31, 2020, and approximately $32,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Forgiveness of PPP Loan

On May 6, 2020, we entered into a loan from the U.S. Small Business Administration pursuant to the Paycheck Protection Program enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”), resulting in net proceeds of $242,486 (the “PPP Loan”). Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company was eligible to apply for forgiveness for all or a portion of the PPP Loan, and on March 26, 2021, the Company was approved for the forgiveness on the full amount of the PPP Loan.

Loss on extinguishment of debt

Loss on extinguishment of debt of approximately $356,000 during the year ended December 31, 2020 represents the loss realized from the debt extinguishment due to the modification of convertible debt.

Gain on debt restructuring

Gain on debt restructuring of approximately $130,000 during the year ended December 31, 2020 represents the gain realized from the restructuring of debt during the period.

Gain on settlement of payables

Gain on settlement of payables of approximately $2,000 during the year ended December 31, 2020 represents the gain realized from the settlement of accounts payable during the period.

Liquidity and Capital Resources

We measure our liquidity in variety of ways, including the following:

	For the Years Ended
	December 31,
	2021	2020

Cash	$3,649,407	$134,536

Working Capital Deficiency	$499,419	$(2,573,099)

Loans Payable	$317,356	$748,322

Debt Obligations	$7,000	$1,270,354

Convertible Debt Obligations	$6,480,000	$-

During the years ended December 31, 2021 and 2020, we financed our activities from proceeds derived from debt and equity financings occurring in prior periods. A significant portion of the funds have been used to fund our investment in LVH, for capital expenditures, and to cover working capital needs and personnel, office expenses and various consulting and professional fees.

During the years ended December 31, 2021 and 2020, we have relied primarily on debt and equity offerings to third party independent, accredited investors, related parties, and the government to sustain operations. During the year ended December 31, 2021, we received proceeds of approximately $5,529,187 (net of cash offering costs) from the issuance of convertible debt, proceeds of approximately $6,967,320 (net of cash offering costs) from our public offering, $4,677,400 (net of cash offering costs) from the sale of common stock pursuant to our equity line of credit, and proceeds of $1,647,000 from the exercise of warrants.

The proceeds from these financing activities were used to fund our existing operating deficits, legal and accounting expenses associated with being a public company and the general working capital needs of the business. Further, during the year ended December 31, 2021, the Company repaid loans payable and debt obligations in the aggregate amount of approximately $285,000.

As of December 31, 2021, we had cash, working capital deficit, and an accumulated deficit of $3,649,407, $499,419 and $95,726,534, respectively. During the years ended December 31, 2021 and 2020, we incurred a net loss of $2,389,018 and $5,781,683, respectively, and used cash in operating activities of $6,809,980 and $4,943,758, respectively. Cash requirements for our current liabilities include approximately $1.5 million for accounts payable and accrued expenses and approximately 175,000 for operating lease liabilities. Cash requirements for our long term liabilities include approximately $1.5 million for operating lease liabilities and approximately $94,000 for loans payable. We have convertible debt obligations in the amount of $6,480,000 which, if not converted prior to maturity, are due on November 2, 2022. In addition, we are obligated to make additional capital contributions in the aggregate amount of $28.0 million to LVH pursuant to the LVH LLC Agreement.

We expect that that our cash on hand, plus additional cash from the sales of common stock under the Common Stock Purchase Agreement will fund our operations for a least 12 months after the issuance date of these financial statements.

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

Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

Sources and Uses of Cash for the Years Ended December 31, 2021 and 2020

Net Cash Used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2021 and 2020, amounted to approximately $6,810,000 and $4,944,000, respectively. During the year ended December 31, 2021, the net cash used in operating activities was primarily attributable to the net loss of approximately $2,389,000, adjusted for approximately $979,000 of non-cash expenses and $5,467,000 of cash used to fund changes in the levels of operating assets and liabilities. During the year ended December 31, 2020, the net cash used in operating activities was primarily attributable to the net loss of approximately $5,782,000, adjusted for approximately $980,000 of non-cash expenses and $142,000 of cash used to fund changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2021 and 2020 amounted to approximately $8,945,000 and $115,000, respectively. During the year ended December 31, 2021 the net cash used in investing activities was primarily attributable to the purchase of a related parties investment of approximately $7,000,000 and the purchase of property and equipment of approximately $1,945,000. During the year ended December 31, 2020 the net cash used in investing activities was primarily attributable to the purchase of property and equipment of approximately $115,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2021 and 2020 amounted to approximately $18,945,000 and $4,687,000, respectively. For the year ended December 31, 2020, the net cash provided by financing activities resulted from approximately $7,287,000 of proceeds from underwritten public offering net of offering costs, approximately $6,000,000 from proceeds from convertible debt obligations, approximately $5,135,000 of proceeds from the sale of common stock, approximately $409,000 from proceeds from sale of common stock and warrants, and approximately $1,647,000 from proceeds from exercise of warrants, partially offset by offering costs in connection with convertible debt obligations of approximately $471,000, offering costs in connection with the sale of common stock for cash of approximately $458,000, offering costs in connection with underwritten public offering of approximately $320,000, repayments of loans payable of approximately $185,000, and repayments of debt obligations of approximately $100,000. For the year ended December 31, 2020, the net cash provided by financing activities resulted from approximately $3,222,000 of proceeds from convertible debt obligations, approximately $1,572,000 of proceeds from common stock offering, approximately $602,000 from the proceeds from the issuance of loans payables, approximately $242,000 of proceeds from the PPP Loan, and $94,000 of proceeds from the EIDL, partially offset by loan repayments of approximately $1,029,000 and the repurchase of preferred stock of $16,000 from a shareholder.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information required by paragraph (a)(5) of this Item.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which it relies are reasonably based upon information available to us at the time that it makes these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 3 – Summary of Significant Accounting Policies, in our financial statements included elsewhere in this annual report.

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

Income Taxes

We account for income taxes pursuant to the asset and liability method of accounting for income taxes pursuant to FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for taxable temporary differences and operating loss carry forwards. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

We adopted ASC 842, “Leases” (“ASC 842”) effective January 1, 2019 and elected to apply the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. ASC 842 requires us to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to lease evaluation. These changes include updated accounting policies affected by ASC 842 as well as redesigned internal controls over financial reporting related to ASC 842 implementation. Additionally, we have expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements. The standard had an impact on our consolidated balance sheets but did not have an impact on our consolidated statements of operations or consolidated statements of cash flows upon adoption.

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Accounting Officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Accounting Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there were no material changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

As previously reported on our Current Report on Form 8-K filed on February 25, 2022, on February 3, 2022, the Company purchased the domain name Gaucho.com for $25,000 in cash and 15,000 shares of common stock, subject to adjustment. The seller is entitled to additional shares of common stock if on August 14, 2022, the closing price per share of the Company’s common stock is less than $2.64 as quoted on a national securities exchange, and the Company shall issue additional shares of common stock so that the value of the total shares issued to the seller collectively has a fair market value of $36,900.

As previously reported on our Current Report on Form 8-K filed on February 25. 2022, pursuant to a Quota Purchase Agreement dated February 3, 2022, entered into by and between the Company, INVESTPROPERTY GROUP, LLC, a wholly-owned Delaware limited liability company (“IPG”), and HBH, IPG purchased 97.65% of the interests in Gaucho Development S.R.L., f/k/a Hollywood Burger Argentina S.R.L. (“GD”) from HBH in exchange for 1,283,423 shares of common stock of the Company (approximately $2.4 million). Price per share was based on the closing price of $1.87 of the Company’s common stock as traded on Nasdaq on January 14, 2022, the date the Board of Directors of HBH approved the transaction. The remaining 2.35% of GD is held by one of the Company’s other subsidiaries, Algodon Wine Estates S.R.L.

The Company completed the acquisition of the interest in GD on February 23, 2022, when it issued a total of 1,283,423 shares of common stock of the Company to HBH, an accredited investor, pursuant to an exemption from registration under Section 4(a)(2) and/or Rule 506(b) of the Securities Act of 1933, as amended. A Form D was filed with the SEC on February 25, 2022.

GD owns the following properties:

●	Property on Avenida Hipólito Yrigoyen, the main thoroughfare in downtown San Rafael, Mendoza, with a lot size of approximately 48,050 square feet (approximately 1.1 acres), and the traffic it receives during the lunch hour during the week and on weekend nights. A significant area of the property also serves as a parking lot. For many businesses in Argentine cities, parking is a rare commodity, both culturally and economically. This location had approximately 80 parking spaces at last count. The rent leasing agreement with Mostaza Group (https://www.mostazaweb.com.ar/) is scheduled to end in August 2031. The agreed monthly rent amount will be ARS 335,000 plus VAT. The rent amount is to be adjusted by inflation every 6 months.

●	Property located in Córdoba, Argentina on Recta Martinolli Avenue, a central avenue in a densely populated upscale neighborhood of the west side of the city. The avenue sees a high concentration of traffic both day and night and is the main thoroughfare en route to a number of cultural destinations such as public schools, rugby and soccer athletic clubs, tennis and golf clubs, supermarkets, bars and nightlife, country clubs, and offices. The lot is located in a prime area for development (such as retail, café and medical center). This unique piece of real estate, which takes up and entire city block, is accessible from the four streets surrounding the block.

Pursuant to the Securities Purchase Agreement, dated as of November 3, 2021, by and between the Company and the investors (as the same has been amended, restated, amended and restated, supplemented or otherwise modified prior to the date hereof, the “Securities Purchase Agreement”), the Company issued to the investors certain senior secured convertible notes in the aggregate original principal amount of $6,480,000 (as the same has been amended, restated, amended and restated, supplemented or otherwise modified prior to the date hereof, each, an “Existing Note” and together with the Securities Purchase Agreement, the “Existing Note Documents”).

As previously reported on our Current Report on Form 8-K on March 1, 2022, on February 22, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with the investors in order to amend and waive certain provisions of the Existing Note Documents and exchange (the “Exchange” or the “Transaction”) $100 in aggregate principal amount of each of the Existing Notes (the “Exchange Notes”), on the basis and subject to the terms and conditions set forth in the Exchange Agreement, for warrants (the Warrants”) to purchase up to 700,000 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $1.75 (subject to customary adjustment upon subdivision or combination of the common stock). The Exchange Agreement, the Exchange or Transaction, the Exchange Notes, the Warrants, and the Warrant Shares are collectively referred to as the “Exchange Documents.”

The Exchange Agreement amends and waives the original terms of payment of the Existing Notes and provides for payment of interest only beginning February 7, 2022 and on each of March 7, 2022 and April 7, 2022. Beginning on May 7, 2022, the Company will begin paying both principal and interest on a monthly basis.

The Warrants are immediately exercisable and may be exercised at any time, and from time to time, on or before the third anniversary of the date of issuance. The Warrant includes a “blocker” provision that, subject to certain exceptions described in the Warrant, prevents the investors from exercising the Warrant to the extent such exercise would result in the Investors together with certain affiliates beneficially owning in excess of 4.99% of the Common Stock outstanding immediately after giving effect to such exercise.

The Exchange and issuance of Warrant Shares upon exercise is being made in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

As previously reported on our Current Report on Form 8-K filed on March 21, 2022, on February 28, 2022, the Company, a current 79% shareholder of Gaucho Group, Inc., a Delaware corporation and private company (“GGI”) offered to purchase up to 5,266,509 shares of common stock of GGI (the “GGI Shares”) in exchange for an aggregate of approximately 1,042,788 shares of common stock of the Company (the “Company Shares”), upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Share Exchange and Subscription Agreement (the “Subscription Agreement”) (which, together with the Offer to Purchase, each as may be amended or supplemented from time to time, collectively constitute the “GGI Transaction”).

The offering period was from February 28, 2022 through 5:00 pm Eastern Time on March 28, 2022 (the “Expiration Date”). Each one GGI Share tendered pursuant to the GGI Transaction will be exchanged for 0.198 shares of common stock of the Company, to be issued promptly after the Expiration Date. The GGI Transaction is not conditioned upon a minimum aggregate number of GGI Shares being tendered for exchange.

As of February 28, 2022, the Company owned 20,000,000 GGI Shares, representing approximately 79% of the GGI Shares, and the Company management believed it to be in the best interests of the Company to purchase the remaining 21% of the GGI Shares in order to eliminate the administrative time and cost of reporting a minority interest, and because approximately 95% of the GGI stockholders are also stockholders of the Company.

The Company’s CEO, Scott Mathis, is CEO, Chairman of the Board, and a stockholder of GGI. Additionally, the Company’s current CFO, Maria Echevarria, is CFO of GGI; the Company’s current directors, Peter Lawrence and Steven Moel, are directors of GGI; and the Company’s current directors, Reuben Cannon and Marc Dumont, own nominal interests in GGI. All directors of GGI are directors of the Company. As a result of the foregoing, the GGI Transaction is considered a related party transaction. The stockholders of the Company approved the GGI Transaction on August 26, 2021, with approval by the independent board of directors of the Company on February 8, 2022.

Each GGI stockholder may elect to tender all or some of his, her, or its GGI Shares for exchange. If the GGI stockholder does not elect to tender his, her, or its GGI Shares for exchange, the GGI stockholder will remain a stockholder of GGI.

As previously reported on our Current Report on Form 8-K as filed with the SEC on March 30, 2022, on March 28, 2022, the Company issued in the aggregate 1,042,788 shares of its common stock to the minority holders of GGI in exchange for the GGI Shares. The GGI Shares were issued pursuant to an exemption from registration under Section 4(a)(2) and/or Rule 506(b) of the Securities Act of 1933, as amended. A Form D was filed on April 11, 2022.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Name	Age	Entity	Title	Year Appointed
Scott L. Mathis	59	GGH	Chairman, Class III Director, Chief Executive Officer, President	April 1999
		TAR	General Manager (1)	December 2007
		APII	General Manager (1)	March 2009
		AWE	General Manager (1)	July 2007
		GGI	Chairman, Chief Executive Officer, President	September 2016

Maria I. Echevarria	42	GGH	Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Compliance Officer	April 2015
		AEU	Chief Financial Officer	April 2015
		GGI	Chief Financial Officer, Treasurer and Secretary	January 2017

Sergio O. Manzur Odstrcil	52	TAR	Chief Financial Officer, Chief Operating Officer (2)	March 2011
		APII	Chief Financial Officer	March 2011
		AWE	Chief Financial Officer, Chief Operating Officer (2)	September 2010

Peter J.L. Lawrence	88	GGH	Class II Director	April 1999
		AEU	Director	November 2009
		GGI	Director	November 2018

Steven A. Moel	78	GGH	Class I Director	April 2019
		GGI	Director	November 2018

Reuben Cannon	74	GGH	Class I Director	July 2020

Marc Dumont	77	GGH	Class I Director	February 2021

Edie Rodriguez	59	GGH	Class I Director	February 2021

William Allen	62	GGH	Class III Director	April 2021

(1)	Translation of Argentine statutory corporate office.
(2)	Mr. Manzur Odstrcil was appointed Chief Operating Officer of TAR and AWE on April 11, 2015.

Executive Officers

Scott L. Mathis. Mr. Mathis is the founder of GGH and has served as Chief Executive Officer and Chairman of the Board of Directors since its inception in April 1999. Mr. Mathis is also the founder and, CEO and Chairman of the Board of Directors of GGI. Mr. Mathis has over five years’ experience serving as Chief Executive Officer and Chairman of the Board of Directors of Mercari Communications Group, Ltd., a public company. Mr. Mathis is also the founder, Chief Executive Officer, and Chairman of IPG, AGP and various other affiliated entities of GGH. Since July 2009, Mr. Mathis has served as the Chief Executive Officer and Chairman of Hollywood Burger Holdings, Inc., a company he founded which is developing Hollywood-themed American fast food restaurants in Argentina and the United States. Since June 2011, Mr. Mathis has also served as the Chairman and Chief Executive Officer of InvestBio, Inc., a former subsidiary of GGH that was spun off in 2010. Including his time with GGH and its subsidiaries, Mr. Mathis worked for over 25 years in the securities brokerage field. From 1995-2000, he worked for National Securities Corporation and The Boston Group, L.P. Before that, he was a partner at Oppenheimer and Company and a Senior Vice President and member of the Directors Council at Lehman Brothers. Mr. Mathis also worked with Alex Brown & Sons, Gruntal and Company, Inc. and Merrill Lynch. Mr. Mathis received a Bachelor of Science degree in Business Management from Mississippi State University. The determination was made that Mr. Mathis should serve on GGH’s Board of Directors due to his executive level experience working in the real estate development industry and in several consumer-focused businesses. He has also served on the board of directors of a number of non-public companies in the biotechnology industry.

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

Additional Key Personnel

Sergio O. Manzur Odstrcil. Mr. Odstrcil is Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”) of Algodon Mansion & Algodon Wine Estates. Mr. Manzur Odstrcil is an Argentina Certified Public Accountant whose professional experience includes administration and management positions with companies in Argentina, Brazil, Mexico and Chile. As CFO and COO for all of GGH’s Argentine subsidiaries, he is responsible for day-to-day management including financial planning and analysis, overseeing the implementation of financial strategies for the corporation, and for ensuring prudent corporate governance. Prior to joining GGH, Mr. Manzur Odstrcil was the Administration and Finance Director for Bodega Francois Lurton since May 2007, where he was responsible for the design and development of a financial debt strategy and negotiations with banks and strategic suppliers to obtain credits. He was also responsible for the organization of new funding to the company for $4 million and also served as a member of the company’s executive committee. From March 2002 to September 2006 he previously held the position of Country Controller for the Boston Scientific Corporation (BSC) in Chile, and prior to that he served as Controller for Southern Cone BSC in Buenos Aires and Mexico City. He also served as Senior Financial Analyst for BSC’s Latin American Headquarters in Buenos Aires, as well as in Sao Paulo, Brazil, and prior to that he served as BSC’s Accountant Analyst in Buenos Aires. Mr. Manzur Odstrcil began his career at Cerveceria y Malteria Quilmes in Argentina from 1997 to 1998. He obtained his MBA at INCAE in Costa Rica in 1996, and received his CPA from the Universidad Nacional de Tucumán, San Miguel de Tucumán, Argentina in 1994.

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

Steven A. Moel, M.D., J.D. Dr. Moel began serving as a director of GGH in April 2019 and has served as a director of GGI as of November 2018. Previously, Dr. Moel served as a Senior Business Advisor for GGH. Dr. Moel is a medical doctor and licensed attorney (currently inactive). Dr. Moel had a private legal practice as a business and transactional attorney and is a member of the California and American Bar Associations and has served as legal counsel to many corporations. The Board has determined that he would be a valuable member of the Board due to his extensive and broad experience and knowledge in business. In addition to serving as a member of the Company’s Board of Advisors, Dr. Moel is presently a member of the board of directors of Hollywood Burger Holdings, Inc., a related party to the Company (International Fast Food Restaurants).

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

Reuben Cannon. Mr. Cannon has been a stockholder of the Company for several years and is a producer and casting director who has helped shape and guide some of the most critically acclaimed film and television projects in Hollywood during the past 30 years. The Company believes Mr. Cannon is uniquely qualified to serve as a director of the Company because of running his successful long-term business in Hollywood and connections to promote the Company’s luxury brand goods.

Mr. Cannon worked at Universal Studios from 1970 to 1978, eventually becoming a casting director. He also was the head of television casting for Warner Brothers from 1977 to 1978. In 1978, Mr. Cannon started his own casting agency called Reuben Cannon & Associates. His agency has cast nearly one hundred television series and films. Projects include “The Color Purple” (11 Oscar nominations), “Columbo,” “Alfred Hitchcock Presents,” “The A Team,” the 1990s remake of “Perry Mason”, the Emmy-Award winning comedy series “The Bernie Mac Show,” “My Wife and Kids,” and “Boondocks.” Producing credits include “The Women of Brewster Place” and “Brewster Place” (in collaboration with Oprah Winfrey), “Down in the Delta” (directed by Dr. Maya Angelou), and “Get on the Bus” (with Spike Lee). In 2004, Mr. Cannon formed a production alliance with Tyler Perry Studios and is currently Executive Producer for Tyler Perry’s “House of Payne.” In addition to two Emmy nominations, he has received numerous awards including an Honorary Doctorate of Human Letters from Morehouse College, and the “Behind the Lens Award” for outstanding contributions in entertainment in the areas of film and television. He has been credited with launching the careers of many of today’s major film and television stars. He is also a producer in both film and television. Mr. Cannon attended Southeast City College.

Marc Dumont. Mr. Dumont became a director of the Company upon the listing of our common stock to Nasdaq on February 16, 2021. He is an Independent Investment Banker and International Financial Consultant. He is also Chairman and CEO of Château de Messey Wineries, Meursault, France. Mr. Dumont previously served as the President of PSA International SA (a PSA Peugeot Citroen Group company) from January 1981 to March 1995. He consults and advises international clients in Europe and Asia, as well as the United States. He is also the Chairman of Sanderling Ventures (a European affiliate of a U.S. venture capital firm) since 1993, managing five biotechnology funds. Mr. Dumont is also a Board member of Lightwave Systems Inc., Santa Barbara, California (since 1997) and Caret Industries, Oxnard, California (since 1995) and a Board member of SenesTech, Inc. since 2016. He has served on many other boards including Finterbank Zurich, Banque Internationale a Luxemborg, Xiphias International Investment Fund Limited (an alternative investment fund), and also Irvine Sensors Corporation where he was member/Chairman of their Audit, Nominating, and Corporate Governance, and Compensation Committees. Mr. Dumont holds a Degree in Electrical Engineering and Applied Economics from the University of Louvain, Belgium and an MBA from the University of Chicago. The Company believes Mr. Dumont is uniquely qualified to serve as a director of the Company because of his background in finance, the wine industry, and diverse experience as a board member for multiple companies.

Edie Rodriguez. Ms. Rodriguez became a director of the Company upon the listing of our common stock to Nasdaq on February 16, 2021. She is a globally respected thought leader on Luxury and Luxury Branding and frequent speaker on Fox News, Fox Business News, CNN, CNBC and Bloomberg TV in the U.S., U.K., and Hong Kong. She is a Member of the Board of Directors for the Saudi Tourism Authority (SAT) and is also the Chair of the SAT’s Nominating and Renumeration Committee. Ms. Rodriguez is also a Director for RAND Corporation’s Center for Global Risk and Security (CGRS). As an Advisory Board Member she provides governance and fiduciary guidance, advising from billion-dollar corporations’ perspectives. She received a significant honor in 2018 when she was hand selected by The Kingdom of Saudi Arabia to be a Founding Steering Committee Member and Executive Committee Member for The KSA Public Investment Fund (PIF) for a project that was integral for their strategic #SaudiVision2030 plan.

From October 2017 to April 2020, she was Americas Brand Chairwoman for the world’s leading Luxury Yacht Expedition Cruise Company, Ponant Cruises – a subsidiary of the multi-billion dollar luxury leader Groupe Artemis/Kering, where she provided strategy, direction and implementation road maps.

Previously, she led as CEO and President of Crystal Cruises Corporation, a multi-billion dollar global brand with ocean cruise ships, river vessels, yacht expedition vessels, private charter air traveling worldwide. She guided the company’s strategy, operations, finance, and customer focus. During her tenure with Crystal Cruises Corporation she was a member of the BoD of Cruise Line International Association (CLIA).

She is an Advisory Board Member for The Retail Summit, advising on the convergence of technology, digital disruption, hospitality, corporate social responsibility and global luxury experiences. She has completed Wharton Business School’s Executive Management Program, Boards that Lead, Stanford University’s Executive Management Program, Finance for C-Suite Executives, Harvard Business School Women’s Leadership Forum and holds a Bachelor of Science Degree from Nova Southeastern University. The Company believes Ms. Rodriguez is uniquely qualified to serve as a director of the Company because of her previous experience as Chairwomen of one of the top luxury cruise lines in the world, for her experience in the industries of international luxury travel and hospitality, and for her diverse experience member of the board of directors and board of advisors for multiple companies, as well as for her committee membership for The KSA Public Investment Fund (PIF), which is the sovereign wealth fund of Saudi Arabia and among the largest sovereign wealth funds in the world with total estimated assets of $382 billion.

William Allen. Mr. Allen became a director of the Company on April 29, 2021. Mr. Allen is a well-respected leader within the restaurant industry. The Company believes Mr. Allen is uniquely qualified to serve as a director of the Company given his unique blend of executive acumen, which includes experience in start-ups, turn-arounds, leveraged buyouts, and acquisitions. As Co-Founder of Fleming’s Prime Steakhouse & Wine Bar and former Chief Executive Officer and Chairman of OSI Restaurant Partners (Bloomin’ Brands), Mr. Allen has been instrumental in building restaurant companies for over twenty-five years.

In the past five years, Mr. Allen has been a consultant or served in an advisory role with Orange County Vibe, PDQ, Butterfly PE, and L. Catterton PE. He has also served on the board of directors of Habit Burger, Bruxie, Paul Martin’s American Bistro, Founders Table, Punch Bowl Social, Modern Market, Whiskey Cake Holdings, Uncle Julio’s, Hopdoddy and Velvet Taco.

Bill served for five years as the CEO of OSI Restaurant Partners (Bloomin’ Brands), a portfolio of casual dining brands including Outback Steakhouse, Carrabba’s Italian Grill, Fleming’s Prime Steakhouse & Wine Bar, and Bonefish Grill. Bloomin’ Brands. Most notable, Mr. Allen was responsible for taking OSI private in a $3.9 Billion transaction which was approved by the OSI shareholders in June 2007. He retired in November of 2009 and served as Chairman of the Board and trusted advisor to the current CEO, Elizabeth Smith, until 2011.

Prior to his appointment as CEO of OSI Restaurant Partners, Mr. Allen was involved in the creation and expansion of Fleming’s Prime Steakhouse & Wine Bar with his Partner and Co-Founder, Paul Fleming. He served as President and CEO for La Madeleine French Bakery and Café and Koo KooRoo. He was also Vice-President and Partner for Restaurant Enterprises Group, a multi-concept group. He spent 10 years with the Marriott Corporation, where he rose through the ranks from general manager to senior vice-president.

Mr. Allen has also acted as an investor, advisor, and Board member to a wide portfolio of established and early-stage growth companies to include: Fleming’s Steakhouse, Mendocino Farms, Piada, Protein Bar, Dig Inn, Lemonade, TE2, Omnivore, Pepper Technology, Studio Movie Grill, Just Food for Dogs, Tender Greens, Relevant, Barcelona and Bar Taco, The Laser Spine Institute, PDQ, Cobalt, Matchbox Pizza, Punch Bowl Social, Proper Foods, and Boqueria. Mr. Allen attended Rider University in Lawrence Township, New Jersey for undergraduate studies.

Family Relationships

There are no family relationships among any of our executive officers and any current or proposed directors.

Term of Office

Upon the Company’s uplisting of its common stock to Nasdaq on February 16, 2021, Mr. Dumont and Ms. Rodriguez became Class I directors (their terms expiring at the Company’s 2022 annual meeting of stockholders). On April 29, 2021, the Company increased the number of directors on the board from six to seven and appointed William Allen as a Class III director (his term expires at the Company’s 2023 annual meeting of stockholders). At the Company’s 2021 annual stockholder meeting on August 26, 2021, the stockholders elected Peter Lawrence as a Class II director (his term expires at the Company’s 2024 annual meeting of stockholders). The following directors continue to serve the Company: Dr. Moel, Mr. Cannon, Mr. Dumont and Ms. Rodriguez, as Class I directors (their terms expire at the Company’s 2022 annual meeting of stockholders) and Mr. Mathis as a Class III director (his term expires at the Company’s 2023 annual meeting of stockholders). All directors will hold office until such director’s term has expired and until such director’s successor is elected and qualified or until such director’s earlier resignation or removal.

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

FINRA Enforcement Action (2004-2015): In May 2007, InvestPrivate (now known as DPEC Capital), Scott Mathis and two other InvestPrivate officers entered into a settlement of a disciplinary action filed in May 2004 by the NASD (now known as the Financial Industry Regulatory Authority, Inc. (“FINRA”)), the regulatory body that had primary jurisdiction over InvestPrivate. As part of the settlement, the NASD expressly withdrew numerous allegations and charges, and also resolved almost all of the remaining charges in the case. Mr. Mathis received a 30-day suspension from acting in a principal capacity for InvestPrivate, and InvestPrivate was suspended for 60 days from accepting new engagements to offer private placements. The settling parties paid fines totaling $215,000, and InvestPrivate was also required to engage an independent consultant to evaluate InvestPrivate’s practices and procedures relating to private placement offerings, and to make necessary changes in response to the consultant’s recommendations.

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

Review and Approval of Transactions with Related Parties

The Board of Directors adopted a policy to comply with Item 404 of Regulation S-K of the Exchange Act as well as the Nasdaq Rules requiring that disinterested directors approve transactions with related parties which are not market-based transactions.

Generally, the Board of Directors will approve transactions only to the extent the disinterested directors believe that they are in the best interests of GGH and on terms that are fair and reasonable (in the judgment of the disinterested directors) to GGH. Our policy is available on our Company website at https://ir.gauchoholdings.com/governance-docs.

Audit Committee

The Board of Directors established the Audit Committee on April 15, 2015 and revised the charter as of March 25, 2021. Effective upon the uplisting of our common stock to Nasdaq on February 16, 2021, our Audit Committee charter complies with Section 3(a)(58)(A) of the Exchange Act and Nasdaq Rule 5605. The Audit Committee was established to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The members of our Audit Committee are Dr. Moel, (chairperson), Messrs. Lawrence, Dumont, and Ms. Rodriguez. The Board of Directors determined that Messrs. Lawrence, Dumont, Dr. Moel, and Ms. Rodriguez are independent under SEC Rule 10A-3(b)(1) and Nasdaq Rule 5605(a)(2). The Board has determined that all current members of the Audit Committee are “financially literate” as interpreted by the Board in its business judgment. No members of the Audit Committee have been qualified as an audit committee financial expert, as defined in the applicable rules of the SEC because the Board believes that the Company’s status as a smaller reporting company does not require expertise beyond financial literacy.

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

No Nominating Committee

GGH has not established a nominating committee, however the Company adopted its nomination guidelines compliant under Nasdaq rules effective April 15, 2015 and most recently updated them on March 25, 2021. Pursuant to Nasdaq Rule 5605, nominations must be made by a majority of the independent directors. Our independent directors are currently Messrs. Lawrence, Dumont, Cannon, Dr. Moel and Ms. Rodriguez. Eligible stockholders may nominate a person to the Board of Directors based on the procedure set forth in the nomination guidelines. The nomination guidelines are available on our website at https://ir.gauchoholdings.com/governance-docs.

Compensation Committee

The Board of Directors established the Compensation Committee effective upon the uplisting of our common stock to Nasdaq and amended the same effective March 25, 2021. Such committee is in compliance with Nasdaq Rule 5605(d). The members of our Compensation Committee are Ms. Rodriguez (chairperson), and Messrs. Dumont, Cannon, and Allen. The Compensation Committee consists of three independent directors and one non-independent director in accordance with Nasdaq Rule 5605(a)(2) and all non-employee directors for purposes of Rule 16b-3 of the Exchange Act. The compensation of our CEO and our CFO, Mr. Mathis and Ms. Echevarria, must be determined by the Compensation Committee and the CEO and CFO may not be present during voting or deliberations for their compensation.

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

Nasdaq Rule 5605(d)(3) provides that the Compensation Committee may (in its discretion, not Board discretion) retain compensation consultants, independent legal counsel, and other advisors. The independent directors acting as the compensation committee may decide to do so. Our Compensation Committee Charter is available at our website: https://ir.gauchoholdings.com/governance-docs.

Code of Business Conduct and Ethics and Whistleblower Policy

On March 24, 2015, our Board of Directors adopted a Code of Business Conduct and Whistleblower Policy effective April 15, 2015 and amended on March 25, 2021 (the “Code of Conduct”). Our Code of Conduct is applicable to all of the Company’s and its subsidiaries’ employees, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Compliance Office. The Code of Conduct contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code. A copy of our Code of Business Conduct and Whistleblower Policy of the Company is posted at our website at https://ir.gauchoholdings.com/governance-docs.

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

Stockholder Communications to the Board

Stockholders who are interested in communicating directly with members of the Board, or the Board as a group, may do so by writing directly to the individual Board member c/o Secretary, Gaucho Group Holdings, Inc., 112 NE 41st Street, Suite 106, Miami, Florida 33137. The Company’s Secretary will forward communications directly to the appropriate Board member. If the correspondence is not addressed to the particular member, the communication will be forwarded to a Board member to bring to the attention of the Board. The Company’s Secretary will review all communications before forwarding them to the appropriate Board member.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for our named executive officers, the compensation earned in the years ended December 31, 2021 and 2020:

Summary Compensation Table for Executive Officers
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Scott L. Mathis(1)	2021	479,651	163,000					642,651
Chairman of the Board and Chief Executive Officer	2020	465,680	115,000	(2)	-	-	-	580,680

Maria I Echevarria(3)	2021	180,000	100,000					280,000
Chief Financial Officer and Chief Operating Officer	2020	180,000	35,000		-	-	-	215,000

(1)	On September 28, 2015, we entered into a new employment agreement with Scott Mathis, our CEO (the “Employment Agreement”). Among other things, the agreement provides for a three-year term of employment at an annual salary of $401,700 (subject to a 3% cost-of-living adjustment per year), bonus eligibility, paid vacation and specified business expense reimbursements. The agreement sets limits on the Mr. Mathis’ annual sales of GGH common stock. Mr. Mathis is subject to a covenant not to compete during the term of the agreement and following his termination for any reason, for a period of twelve months. Upon a change of control (as defined by the agreement), all of Mr. Mathis’ outstanding equity-based awards will vest in full and his employment term resets to two years from the date of the change of control. Following Mr. Mathis’s termination for any reason, Mr. Mathis is prohibited from soliciting Company clients or employees for one year and disclosing any confidential information of GGH for a period of two years. The agreement may be terminated by the Company for cause or by the CEO for good reason, in accordance with the terms of the agreement. The Employment Agreement, as amended and approved by independent members of the Board of Directors, expires on June 30, 2022. All other terms of the Employment Agreement remain the same.

(2)	Represents the grant date full fair value of a real estate lot granted to Scott Mathis, our CEO, in connection with a retention bonus. On March 29, 2020, the Board of Directors entered into an employment retention bonus agreement with Mr. Mathis, which offered him a retention bonus in recognition for his continued service with GGH for an additional three years. The retention bonus consists of the real estate lot on which Mr. Mathis has been constructing a home at Algodon Wine Estates, to vest in one-third increments over the next three years (the “Retention Period”), provided Mr. Mathis’s performance as an employee with the Company continues to be satisfactory, as deemed by the Board of Directors. Mr. Mathis is eligible to receive a pro-rata portion of the retention bonus if his employee is terminated by GGH prior to the last day of the Retention Period.

(3)	Maria Echevarria was appointed Chief Financial Officer, Chief Operating Officer, Secretary and Compliance Officer effective April 13, 2015.

Outstanding Equity Awards at Fiscal Year End

The following table provides information as to option awards on a post-split basis granted by the Company and held by each of the named executive officers of GGH as of December 31, 2021. There have been no stock awards made to Mr. Mathis or Ms. Echevarria as of December 31, 2021.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Scott L. Mathis	20,000	(1)	-	(1)	16.50	12-17-2022
	62,500	(2)	4,167	(2)	11.55	2-14-2023
	39,272	(3)	9,062	(3)	8.09	9-20-2023
	20,625	(4)	9,375	(4)	5.78	1-31-2024
	82,871	(5)	64,455	(5)	5.78	7-7-2024

Maria I. Echevarria	3,334	(6)	-	(6)	16.50	12-17-2022
	1,563	(7)	104	(7)	11.55	2-14-2023
	1,625	(8)	375	(8)	8.09	9-20-2023
	3,438	(9)	1,562	(9)	5.78	1-31-2024
	5,813	(10)	4,521	(10)	5.78	7-7-2024

The above table does not include any options granted under the 2018 Gaucho Plan.

(1)	On November 17, 2017, Mr. Mathis was granted an option to acquire 20,000 shares of the Company’s common stock, of which 5,000 shares underlying the option vest on December 17, 2018, and 1,250 shares vest every three months thereafter.

(2)	On February 14, 2018, Mr. Mathis was granted an option to acquire 66,667 shares of the Company’s common stock, of which 16,667 shares underlying the option vest on February 14, 2019, and 4,167 shares vest every three months thereafter.

(3)	On September 20, 2018, Mr. Mathis was granted an option to acquire 48,334 shares of the Company’s common stock, of which 12,084 shares underlying the option vest on September 20, 2019, and 3,021 shares vest every three months thereafter.

(4)	On January 31, 2019, Mr. Mathis was granted an option to acquire 30,000 shares of the Company’s common stock, of which 7,500 shares underlying the option vest on January 31, 2020, and 1,875 shares vest every three months thereafter.

(5)	On July 8, 2019, Mr. Mathis was granted an option to acquire 147,326 shares of the Company’s common stock, of which 36,832 shares underlying the option vest on July 8, 2020, 9,208 shares vest on October 8, 2020, and 9,208 shares vest every three months thereafter.

(6)	On July 8, 2019, Ms. Echevarria was granted an option to acquire 10,334 shares of the Company’s common stock, of which 2,584 shares underlying the option vest on July 8, 2020, 647 shares underlying the option vest on October 8, 2020, and 646 shares vest every three months thereafter.

(7)	On November 17, 2017, Ms. Echevarria was granted an option to acquire 3,334 shares of the Company’s common stock, of which 834 shares underlying the option vest on December 17, 2018, and 209 shares vest every three months thereafter.

(8)	On February 14, 2018, Ms. Echevarria was granted an option to acquire 1,667 shares of the Company’s common stock, of which 418 shares underlying the option vest on February 14, 2019, and 105 shares vest every three months thereafter.

(9)	On September 20, 2018, Ms. Echevarria was granted an option to acquire 2,000 shares of the Company’s common stock, of which 500 shares underlying the option vest on September 20, 2019, and 125 shares vest every three months thereafter.

(10)	On January 31, 2019, Ms. Echevarria was granted an option to acquire 5,000 shares of the Company’s common stock, of which 1,250 shares underlying the option vest on January 31, 2020, and 313 shares vest on April 30, 2020, and 313 shares vest every three months thereafter.

Director Compensation

The following table sets forth compensation received by our non-employee directors:

		Director Compensation
		Fees Earned or Paid in Cash	Bonus	Stock Awards	Option Awards(1)	Total
	Year	($)	($)	($)	($)	($)
Peter Lawrence (2)	2021	-	-	-	-	-
	2020	-	-	-	16,944	16,944
Steven A. Moel (3)	2021	-	-	-	-	-
	2020	-	-	-	16,944	16,944
Reuben Cannon (4)	2021	-	-	-	-	-
	2020	-	-	-	16,944	16,944

The above table does not include any options granted under the 2018 Gaucho Plan.

(1)	Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in the Company’s consolidated financial statements.
(2)	As of December 31, 2021, Mr. Lawrence held options to acquire 36,667 shares of the Company’s common stock, of which 24,167 were vested and exercisable.
(3)	As of December 31, 2021, Dr. Moel held options to acquire 16,002 shares of the Company’s common stock, of which 9,875 were vested and exercisable.
(4)	As of December 31, 2021, Mr. Cannon held options to acquire 7,667 shares of the Company’s common stock, of which 2,897 were vested and exercisable. Of that total, options to acquire 6,667 shares of the Company’s common stock which were issued to Mr. Cannon on September 28, 2020 as compensation for his services on the Board of Directors.

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

On July 27, 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by the Company’s shareholders on September 28, 2018. The 2018 Plan provides for grants for the purchase of up to an aggregate of 100,000 including incentive and non-qualified stock options, restricted and unrestricted stock, loans and grants, and performance awards. The number of shares available under the 2018 Plan will automatically increase on January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. Further, any shares subject to an award issued under the 2018 Plan, the 2016 Plan or the 2008 Plan that are canceled, forfeited or expired shall be added to the total number of shares available under the 2018 Plan.

On July 8, 2019, the stockholders approved an increase in the number of shares available for awards under the 2018 Plan to 275,987, plus an increase every January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. Subsequently on July 8, 2019, the Board of Directors approved an increase in the number of shares available for awards under the 2018 Plan to 396,463 plus an increase every January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. As of December 31, 2020, there were 75,027 shares of common stock available for issuance in connection with awards under the 2018 Plan.

On August 26, 2021, the stockholders approved an increase in the number of shares available for awards under the 2018 Plan to 1,773,730, representing 15% of our common stock outstanding on a fully diluted basis as of the August 26, 2021.

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

The committee may amend, alter, suspend, discontinue or terminate the 2018 Plan at any time; provided, however, that, without the approval of the stockholders of the Company, no such amendment, alteration, suspension, discontinuation or termination shall be made that, absent such approval: (i) violates the rules or regulations of FINRA or any other securities exchange that are applicable to the Company; (ii) causes the Company to be unable, under the Internal Revenue Code, to grant incentive stock options under the 2018 Plan; (iii) increases the number of shares authorized under the 2018 Plan other than the 2.5% increase per year; or (iv) permits the award of options or stock appreciation rights at a price less than 100% of the fair market value of a share on the date of grant of such award, as prohibited by the 2018 Plan or the repricing of options or stock appreciation rights, as prohibited by the 2018 Plan.

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

During 2021, options to purchase 217,500 shares of GGI common stock were forfeited upon the termination of four employees or consultants. As of December 31, 2021, options to purchase 5,502,500 shares of common stock of the Company remain outstanding under the 2018 Gaucho Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 11, 2022, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children. The above table does not include any options granted under the 2018 Gaucho Plan.

Security Ownership of Certain Beneficial Owners and Management

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock (1)
More than 5% Stockholders
John I. Griffin, 4221 Way Out West Dr, Suite 100 Houston, TX 77092	637,159	(2)	5.2%
Hollywood Burger Holdings, Inc.	1,283,423		10.5%
Directors and Named Executive Officers
Scott L. Mathis, 1445 16th Street, Suite 403, Miami Beach, Florida	1,840,224	(3)	14.7%
Maria I. Echevarria, 14 Benmore Ter., Bayonne, NJ 07002	28,916	(4)	*
Steven A. Moel, 7934 La Mirada Drive, Boca Raton, FL 33433	36,426	(5)	*
Peter J.L. Lawrence, 5 Landsdowne Crescent, London WII 2NH, England	40,132	(6)	*
Reuben Cannon, 280 S. Beverly Drive, #208, Beverly Hills, CA 90212	17,084	(7)	*
Marc Dumont, 43 rue de la Prétaire, CH-1936, Verbier, Switzerland	179,034	(8)	1.5
Edie Rodriguez, 1764 Victoria Pointe Circle, Weston, FL 33327	19,166	(9)	*
William A. Allen, 23 Corporate Plaza Drive, Suite 150, Newport Beach, CA 92660	0		*
All directors and executive officers as a group	2,160,982	(10)	17.4%

* Less than one percent

(1)	Based on 12,236,137 shares of common stock and 12,232,768 shares of common stock issued and outstanding as of April 11, 2022.
(2)	Consists of (a) 365,633 shares of common stock held by Mr. Griffin individually; (b) 264,568 shares of common stock held by JLAL Holdings Ltd., an entity wholly controlled by Mr. Griffin; and (c) 6,958 shares of our common stock issuable upon the exercise of stock options
(3)	Consists of (a) 27,481 shares of our common stock owned by Mr. Mathis directly; (b) 251,829 shares owned by The WOW Group, LLC, of which Mr. Mathis is a controlling member; (c) 1,283,423 shares owned by Hollywood Burger, Inc., of which Mr. Mathis is President, CEO, Director and a controlling stockholder; (d) 22,867 shares owned by Mr. Mathis’s 401(k) account; and (e) the right to acquire 254,624 shares of common stock subject to the exercise of options.
(4)	Consists of (a) 10,992 shares owned by Mrs. Echevarria’s 401(k) account and (b) 17,924 shares of our common stock issuable upon the exercise of stock options.
(5)	Consists of (a) 10,100 shares owned by Dr. Moel directly; (b) 11,770 shares held by Dr. Moel’s Roth IRA; (c) 1,780 shares held by Andrew Moel, his son; (d) 1,900 shares held by Erin Moel, his daughter; and (e) 10,876 shares issuable upon the exercise of stock options.
(6)	Consists of (a) 12,332 shares of our common stock owned by Mr. Lawrence directly; (b) 716 shares owned by Mr. Lawrence and his spouse as trustees for the Peter Lawrence 1992 Settlement Trust; and (c) 27,084 shares of our common stock issuable upon the exercise of stock options.
(7)	Consists of (a) 8,416 shares held by Mr. Cannon individually; (b) 1,960 shares owned by Reuben Cannon Productions; (c) 3,375 shares issuable upon the exercise of stock options; and (d) 3,333 shares issuable upon the exercise of warrants held by Mr. Cannon individually.
(8)	Consists of (a) 30,000 shares owned by Mr. Dumont, his wife Vinciane Dumont, and his daughter Catherine Dumont, JTWROS; (b) 39,282 shares held by Mr. & Mrs. Dumont and Patrick Dumont, JTWROS; (c) 101,210 shares held by Mr. Dumont and Patrick Dumont, JTWROS; and (d) 8,542 shares issuable upon the exercise of stock options.
(9)	Consists of (a) 8,333 shares owned directly; (b) warrants to purchase 8,333 shares of common stock directly; and (c) 2,500 shares issuable upon the exercise of stock options.
(10)	Consists of 1,824,391 shares of our common stock, 324,925 shares of our common stock issuable upon the exercise of stock options, and 11,666 shares of our common stock issuable upon the exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a description of transactions during the last two fiscal years in which the transaction involved an amount that exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year end and in which any of the Company’s directors, executive officers or holders of more than 5% of GGH common stock had or will have a direct or indirect material interest, other than compensation which is described under “Executive Compensation.”

●

Transaction with and Ownership in Hollywood Burger Holdings, Inc. As previously reported on our Current Report on Form 8-K filed on August 31, 2021 and our Current Report on Form 8-K filed on February 25, 2022, on February 3, 2022, the Company, through its subsidiaries, acquired 100% of Hollywood Burger Argentina SRL, now Gaucho Development S.R.L., in exchange for issuing 1,283,423 shares of its common stock to Hollywood Burger Holdings, Inc. Mr. Mathis is a Chairman and CEO of an affiliate of the Company, Hollywood Burger Holdings, Inc., a private company. He also holds 45.4% of the outstanding shares of HBH. In addition, Ms. Echevarria is CFO of HBH and the board of directors of HBH consists of Dr. Moel, Mr. Lawrence, and Mr. Mathis. Dr. Moel, Mr. Lawrence, and Mr. Cannon, all hold minority interests in HBH. See Item 9B for more information.

●

Transaction with and Ownership in Gaucho Group Holdings, Inc. As previously reported on our Current Report on Form 8-K filed on August 31, 2021 and our Current Report on Form 8-K filed on March 21, 2022, on February 28, 2022, the Company, holding 79% of the common stock of Gaucho Group, Inc., a Delaware corporation and private company (“GGI”) offered to purchase up to 5,266,509 shares of common stock of GGI in exchange for an aggregate of approximately 1,042,788 shares of common stock of the Company, upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Share Exchange and Subscription Agreement. The Company’s CEO, Scott Mathis, is CEO, Chairman of the Board, and a stockholder of GGI. Additionally, the Company’s current CFO, Maria Echevarria, is CFO of GGI; the Company’s current directors, Peter Lawrence and Steven Moel, are directors of GGI; and the Company’s current directors, Reuben Cannon and Marc Dumont, own nominal interests in GGI. All directors of GGI are directors of the Company. As a result of the foregoing, this is considered a related party transaction. The stockholders of the Company approved this on August 26, 2021, with approval by the independent board of directors of the Company on February 8, 2022. A total of 1,042,788 shares were issued to the minority holders of GGI on March 28, 2022, of which 3,710 shares were issued to Mr. Mathis, 5,083 shares to Mr. Cannon, and 101,210 shares issued to Mr. Dumont held jointly with his son. See Item 9B for more information.

●

Accounts receivable – related parties. On April 1, 2010, the Company entered into an expense sharing agreement (“ESA”) with a related, but independent, entity under common management, Hollywood Burger Holdings, Inc. (“HBH”), to share expenses with GGH such as office space, support staff and other operating expenses. HBH is a private company founded by Scott Mathis which is developing Hollywood-themed fast food restaurants in the United States. Mr. Mathis is Chairman and Chief Executive Officer of HBH, and Maria Echevarria is Chief Financial Officer. The ESA was amended on April 1, 2011 and last amended on December 27, 2019 to reflect the current use of personnel, office space, professional services and additional general office expenses. Under this ESA, HBH owed $918,000 and $246,125 as of December 31, 2021 and 2020, respectively. HBH will repay the intercompany in a period of 6 months with a new capital raise.

●	Shares held by affiliates in subsidiaries. Mr. Mathis, who is also the Chairman, CEO & President of the Gaucho Group, Inc., holds 18,736 shares of common stock of GGI. Reuben Cannon, as a director of the Company, holds 25,670 shares of common stock of GGI. Marc Dumont, as a director of the Company, holds 511,156 shares of common stock of GGI with his son.

●	Ownership in The WOW Group, LLC. Mr. Mathis is a managing member and holds a controlling interest in an affiliate of the Company, The WOW Group, LLC. Non-managing members include certain GGH consultants and GGH stockholders. The WOW Group’s only asset is its interest in GGH as of December 31, 2021 and December 31, 2020.

●	Accounts payable – related parties. As part of the Company’s convertible note financing in early 2018, the Company sold promissory notes totaling $1,163,354 to John I. Griffin and his wholly owned company JLAL Holdings Ltd. Mr. Griffin is an advisor to the Company. The notes have a 90-day maturity, bear interest at 8% per annum and were convertible into the Company’s common stock at a at a 10% discount to the price used for the sale of the Company’s common stock in the Company’s next private placement offering. These notes matured on June 30, 2019. On January 8, 2021, the Company issued 237,012 shares of common stock and warrants to purchase 237,012 shares of common stock in total to Mr. Griffin and JLAL Holdings Ltd., reflecting a conversion of $1,163,354 in principal and $ 258,714 in interest.

Director Independence

Our Board of Directors has undertaken a review of its composition and the independence of each director. Based on the review of each director’s background, employment and affiliations, including family relationships, the Board of Directors has determined that five of our seven directors (Peter J.L. Lawrence, Steven A. Moel, Reuben Cannon, Marc Dumont, and Edie Rodriguez) are “independent” under the rules and regulations of the SEC and Section 5062(a)(2) of the Nasdaq Rules. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of the Company’s capital stock. Mr. Mathis was not deemed independent as a result of his service as our Chief Executive Officer, and his significant stock ownership. Mr. Allen was determined as not independent as a result of his ownership in LVH, through SLVH, LLC. For more information, see Recent Developments and Trends.

All related party transactions must be approved by the independent directors of the Board. A transaction is deemed to be a related party transaction if one or more of the directors, officers or holders of more than 5% of GGH common stock is involved and the transaction exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end. A related party transaction will only be approved if the independent directors determine that the terms are fair and beneficial to the Company. This policy is not written but the Board has repeatedly practiced this approval process.

Indemnification Agreements

Our Certificate of Incorporation requires us to indemnify our directors to the fullest extent permitted by Delaware law.

Information related to the independence of our directors is provided under the section titled “Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Marcum, LLP, our independent registered public accounting firm, for the years ended December 31, 2021 and 2020:

	2021	2020

Audit fees (1)	$225,000	$317,918
Audit-related fees	-	-
Tax fees	-	-
	$225,000	$317,918

(1)	Represents fees for services performed in connection with our public offering, the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2021 and 2020, and the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q during 2021 and 2020.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10-K.

Exhibit	Description
1.1	Underwriting Agreement, dated February 16, 2021 (10)
1.2	Warrant Agreement, including the form of Warrant, made as of February 19, 2021, between the Company and Continental. (11)
3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State effective February 16, 2021(10)
3.2	Amended and Restated Bylaws (1)
3.3	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 (5)
4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013(1)
4.2	Amendment No. 1 to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated February 28, 2017 (2)
4.3	Certificate of Designation of Series B Convertible Preferred Stock, dated February 28, 2017 (2)
4.4	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on December 3, 2019 and filed with the Delaware Secretary of State.(6)
4.5	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on January 30, 2020 and filed with the Delaware Secretary of State. (7)
4.6	2016 Stock Option Plan. (3)
4.7	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016. (3)
4.8	2018 Equity Incentive Plan. (4)
4.9	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 (5)
4.10	Underwriters’ Warrant (10)
4.11	Form of Unit Warrant (9)
4.12	Description of Capital Stock of the Company*
10.1	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 (13)
10.2	Commercial Lease Agreement between Gaucho Group, Inc. and Design District Development Partners, LLC, dated April 8, 2021(14)
10.3	Common Stock Purchase Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated May 6, 2021(15)
10.4	Registration Rights Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated May 6, 2021(15)
10.5	Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC, dated June 16, 2021 (17)
10.6	Securities Purchase Agreement dated November 3, 2021(18)
10.7	Senior Secured Convertible Notes Issued by the Company(18)
10.8	Security and Pledge Agreement(18)
10.9	Stockholder Pledge Agreement(18)

10.10	Registration Rights Agreement(18)
10.11	First Amendment to Amended and Restated Limited Liability Agreement dated November 16, 2021 (19)
10.12	Quota Purchase Agreement dated February 3, 2022, entered into by and between the Company, INVESTPROPERTY GROUP, LLC, and Hollywood Burger Holdings, Inc.(20)
10.13	Exchange Agreement, dated as of February 22, 2022, by and among Gaucho Group Holdings, Inc. and the subscribers listed therein. (21)
10.14	Share Exchange and Subscription Agreement by and between the Company and the subscribers listed therein(22)
10.15	Offer to Purchase, dated February 28, 2022(22)
10.16	Position Statement of Gaucho Group, Inc. dated February 28, 2022(22)
14.1	Amended Code of Business Conduct and Ethics and Whistleblower Policy(14)
14.2	Audit Committee Charter(14)
14.3	Compensation Committee Charter(14)
21.1	Subsidiaries of Gaucho Group Holdings, Inc*
22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Algodon Wine Estates Property Map(14)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	InlineXBRL Calculation Linkbase Document
101.DEF	InlineXBRL Definition Linkbase Document
101.LAB	InlineXBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2017.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2017.
4.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2019.
7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2020.
8.	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on August 30, 2019.
9.	Incorporated by reference to the Company’s Amended Registration Statement on Form S-1 filed on January 27, 2020.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2021.
11.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2021.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2020.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020.
14.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 12, 2021.
15.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 7, 2021.
16.	Incorporated by reference to the Company’s Amended Current Report on Form 8-K filed on September 29, 2021.
17.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021.
18.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 8, 2021.
19.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2021.
20.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 25, 2022.
21.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 1, 2022.
22.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 21, 2022.

ITEM 16. FORM 10-K SUMMARY

This Item is optional and the registrant is not required to furnish this information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAUCHO GROUP HOLDINGS, INC.

Dated: April 14, 2022	By:	/s/ Scott L. Mathis
Scott L. Mathis
Principal Executive Officer

Dated: April 14, 2022	By:	/s/ Maria I. Echevarria
Maria I. Echevarria
Principal Financial and Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 14, 2022	By:	/s/ Scott L. Mathis
Scott L. Mathis Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: April 14, 2022	By:	/s/ Maria I. Echevarria
Maria I. Echevarria
Chief Financial Officer (principal financial and accounting officer)

Dated: April 14, 2022	By:	/s/ Peter J.L. Lawrence
Peter J.L. Lawrence
Director

Dated: April 14, 2022	By:	/s/ Steven A. Moel
Steven A. Moel
Director

Dated: April 14, 2022	By:	/s/ Reuben Cannon
Reuben Cannon
Director

Dated: April 14, 2022	By:	/s/ Marc Dumont
Marc Dumont
Director

Dated: April 14, 2022	By:	/s/ Edie Rodriguez
Edie Rodriguez
Director

Dated: April 14, 2022	By:	/s/ William A. Allen
William A. Allen
Director

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Gaucho Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gaucho Group Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in temporary equity and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2013.

New York, NY
April 14, 2022

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

Assets
Current Assets
Cash	$3,649,407	$134,536
Accounts receivable, net of allowance of $229,768 and $180,941 at December 31, 2021 and 2020, respectively	658,091	255,720
Accounts receivable - related parties, net of allowance of $339,503 and $332,130 at December 31, 2021 and 2020, respectively	927,874	252,852
Advances to employees	290,915	282,508
Inventory	1,490,639	1,172,775
Real estate lots held for sale	542,885	139,492
Investment	-	53,066
Deposits, current	-	35,854
Prepaid expenses and other current assets	422,129	196,539
Total Current Assets	7,981,940	2,523,342
Long Term Assets
Accounts receivable, non-current portion, net	3,027,247	-
Property and equipment, net	3,776,941	2,860,222
Operating lease right-of-use asset	1,667,209	-
Prepaid foreign taxes, net	804,265	519,499
Investment - related parties	7,000,000	457
Deferred offering costs	-	67,016
Deposits, non-current	56,130	-
Total Assets	$24,313,732	$5,970,536

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2021	2020

Liabilities, Temporary Equity and Stockholders’ Equity (Deficiency)
Current Liabilities
Accounts payable	$507,734	$891,168
Accrued expenses, current portion	965,411	1,401,402
Deferred revenue	713,616	933,941
Operating lease liabilities, current portion	175,316	-
Loans payable, current portion	223,356	437,731
Debt obligations	7,000	1,270,354
Convertible debt obligations, net	5,728,348	-
Investor deposits	-	29,950
Other current liabilities	160,578	131,895
Total Current Liabilities	8,481,359	5,096,441
Long Term Liabilities
Accrued expenses, non-current portion	115,346	169,678
Operating lease liabilities, non-current portion	1,531,183	-
Loans payable, non-current portion	94,000	310,591
Total Liabilities	10,221,888	5,576,710
Commitments and Contingencies (Note 17)
Series B convertible redeemable preferred stock, par value $0.01 per share; 902,670 shares authorized; 0 and 901,070 issued and outstanding at December 31, 2021 and 2020, respectively	-	9,010,824
Stockholders’ Equity (Deficiency)
Preferred stock, 11,000,000 shares authorized:
Series A convertible preferred stock, par value $0.01 per share; 10,097,330 shares authorized; no shares are available for issuance	-	-

Common stock, par value $0.01 per share; 150,000,000 shares authorized; 9,881,955 and 5,234,406 shares issued and 9,878,586 and 5,231,037 shares outstanding as of December 31, 2021 and 2020, respectively	98,820	52,344
Additional paid-in capital	121,543,241	96,951,440
Accumulated other comprehensive loss	(11,607,446)	(11,932,801)
Accumulated deficit	(95,726,534)	(93,534,828)
Treasury stock, at cost, 3,369 shares at December 31, 2021 and 2020	(46,355)	(46,355)
Total Gaucho Group Holdings, Inc. Stockholders’ Equity (Deficiency)	14,261,726	(8,510,200)
Non-controlling interest	(169,882)	(106,798)
Total Stockholders’ Equity (Deficiency)	14,091,844	(8,616,998)
Total Liabilities, Temporary Equity and Stockholders’ Equity (Deficiency)	$24,313,732	$5,970,536

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020

Sales	$4,915,240	$635,789
Cost of sales	(1,211,799)	(726,686)
Gross profit (loss)	3,703,441	(90,897)
Operating Expenses
Selling and marketing	580,850	320,768
General and administrative	5,389,716	4,814,312
Depreciation and amortization	145,653	170,189
Gain from insurance settlement	-	(30,240)
Total operating expenses	6,116,219	5,275,029
Loss From Operations	(2,412,778)	(5,365,926)

Other Expense (Income)
Interest expense, net	348,098	245,174
Forgiveness of PPP loan	(242,486)	-
Loss on extinguishment of debt	-	355,602
Gain on debt restructuring	-	(130,421)
Other income	(162,500)	(2,100)
Losses (gains) from foreign currency translation	33,128	(52,498)
Total other (income) expense	(23,760)	415,757
Net Loss	(2,389,018)	(5,781,683)
Net loss attributable to non-controlling interest	197,312	133,162
Series B preferred stock dividends	-	(721,752)
Net Loss Attributable to Common Stockholders	$(2,191,706)	$(6,370,273)

Net Loss Per Common Share
Basic and Diluted	$(0.27)	$(1.48)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	8,019,206	4,310,440

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2021	2020

Net loss	$(2,389,018)	$(5,781,683)
Other comprehensive income :
Foreign currency translation adjustments	325,355	467,032
Comprehensive loss	(2,063,663)	(5,314,651)
Comprehensive loss attributable to non-controlling interests	197,312	133,162
Comprehensive loss attributable to controlling interests	$(1,866,351)	$(5,181,489)

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND
STOCKHOLDERS’ DEFICIENCY

	Series B Convertible							Accumulated		Gaucho Group		Total
	Redeemable						Additional	Other		Holdings	Non	Stockholders’
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	(Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Equity
Balance - January 1, 2020	902,670	$9,026,824	4,021,470	$40,215	3,369	$(46,355)	$91,238,518	$(12,399,833)	$(87,886,307)	$(9,053,762)	$26,364	$(9,027,398)
Stock-based compensation:
Common stock issued in satisfaction of 401(k) profit sharing liability	-	-	9,509	95	-	-	52,637	-	-	52,732	-	52,732
Amortization of stock options	-	-	-	-	-	-	361,253	-	-	361,253	-	361,253
Common stock issued for services	-	-	76,027	760	-	-	107,506	-	-	108,266	-	108,266
Common stock and warrants issued for cash	-	-	301,441	3,014	-	-	1,568,787	-	-	1,571,801	-	1,571,801
Common stock and warrants issued upon conversion of convertible debt and interest	-	-	642,259	6,423	-	-	3,624,576	-	$-	3,630,999	-	3,630,999
Dividends declared on Series B convertible redeemable preferred stock	-	-	-	-	-	-	(1,534,086)	-	-	(1,534,086)	-	(1,534,086)
Common stock issued in satisfaction of dividends payable	-	-	183,700	1,837	-	-	1,532,249	-	-	1,534,086	-	1,534,086
Repurchase of preferred stock	(1,600)	(16,000)	-	-	-	-	-	-	-	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(5,648,521)	(5,648,521)	(133,162)	(5,781,683)
Other comprehensive income	-	-	-	-	-	-	-	467,032	-	467,032	-	467,032
Balance - December 31, 2020	901,070	9,010,824	5,234,406	52,344	3,369	(46,355)	96,951,440	(11,932,801)	(93,534,828)	(8,510,200)	(106,798)	(8,616,998)
Stock-based compensation:
Common stock issued in satisfaction of 401(k) profit sharing liability	-	-	8,254	82	-	-	39,455	-	-	39,537	-	39,537
Amortization of stock options	-	-	-	-	-	-	396,244	-	-	396,244	134,228	530,472
Common stock issued for services	-	-	30,000	300	-	-	105,600	-	-	105,900	-	105,900
Common stock and warrants issued for cash in public offering, net of offering costs [1]	-	-	1,333,334	13,333	-	-	6,589,008	-	-	6,602,341	-	6,602,341
Warrants issued to underwriter in public offering	-	-	-	-	-	-	297,963	-	-	297,963	-	297,963
Common stock issued for cash, net of offering costs [2]	-	-	1,374,067	13,741	-	-	4,163,659	-	-	4,177,400	-	4,177,400
Common stock issued to placement agent as commitment fees	-	-	120,337	1,204	-	-	498,796	-	-	500,000	-	500,000
Common stock issued upon exercise of warrants	-	-	274,500	2,745	-	-	1,644,255	-	-	1,647,000	-	1,647,000
Common stock and warrants issued for cash	-	-	73,167	732	-	-	438,268	-	-	439,000	-	439,000
Common stock and warrants issued upon exchange of debt and accrued interest	-	-	237,012	2,370	-	-	1,419,698	-	-	1,422,068	-	1,422,068
Common stock issued to convertible note holders	-	-	596,165	5,962	-	-	(5,962)	-	-	-	-	-
Common stock issued upon conversion of Series B Convertible Preferred Stock	(901,070)	(9,010,824)	600,713	6,007	-	-	9,004,817	-	-	9,010,824	-	9,010,824
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(2,191,706)	(2,191,706)	(197,312)	(2,389,018)
Other comprehensive income	-	-	-	-	-	-	-	325,355	-	325,355	-	325,355
Balance - December 31, 2021	-	$-	9,881,955	$98,820	3,369	$(46,355)	$121,543,241	$(11,607,446)	$(95,726,534)	$14,261,726	$(169,882)	$14,091,844

[1]	Includes gross proceeds of $8,002,004, less (i) $715,000 cash retained by the underwriter for fees and expenses (ii) $364,979 value of shares and warrants issued to the underwriter, and $319,684 offering costs paid in cash.
[2]	Includes gross proceeds of $5,135,210, less offering costs consisting of (i) $500,000 value of shares issued to placement agent and (ii) $457,810 commissions paid in cash.

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(2,389,018)	$(5,781,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	27,821	31,778
Options	530,472	361,253
Common stock	105,900	31,350
(Gain) loss on foreign currency translation	33,128	(52,498)
Unrealized investment losses	457	3,013
Depreciation and amortization	145,653	170,189
Amortization of debt discount	199,161	9,335
Provision for uncollectible assets	183,199	70,535
Loss on derecognition of right-of-use asset and lease liabilities	-	39,367
Gain on debt restructuring	-	(130,421)
Gain on settlement of payables	-	(2,100)
Loss on extinguishment of debt	-	355,602
Gain on forgiveness of PPP loan	(242,487)	-
Non-cash lease expense	194,774	92,862
Decrease (increase) in assets:
Accounts receivable	(4,349,591)	(798,446)
Employee advances	(11,097)	-
Inventory	161,637	(9,515)
Deposits	(20,276)	20,611
Prepaid expenses and other current assets	(553,345)	(40,018)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(479,242)	703,698
Operating lease liabilities	(155,484)	(98,641)
Deferred revenue	(220,325)	34,021
Other liabilities	28,683	45,950
Total Adjustments	(4,420,962)	837,925
Net Cash Used in Operating Activities	(6,809,980)	(4,943,758)
Cash Flows from Investing Activities
Purchase of property and equipment	(1,945,266)	(115,454)
Purchase of investment - related parties	(7,000,000)	-
Net Cash Used in Investing Activities	(8,945,266)	(115,454)
Cash Flows from Financing Activities
Proceeds from PPP loan	-	242,487
Proceeds from SBA Economic Injury Disaster Loan	-	94,000
Proceeds from loans payable	-	601,641
Repayments of loans payable	(185,086)	(355,583)
Repayments of loans payable, related parties	-	(673,550)
Repayment of debt obligations	(100,000)	-
Proceeds from convertible debt obligations	6,000,000	3,221,919
Offering costs in connection with convertible debt obligations	(470,813)	-
Proceeds from common stock issued for cash	5,135,210	1,571,801
Offering costs in connection with sale of common stock for cash	(457,810)	-
Proceeds from underwritten public offering, net of offering costs [1]	7,287,004	-
Payment of offering costs for underwritten public offering	(319,684)	-
Proceeds from sale of common stock and warrants	409,050	-
Proceeds from exercise of warrants	1,647,000	-
Repurchase of preferred stock	-	(16,000)
Net Cash Provided by Financing Activities	18,944,871	4,686,715
Effect of Exchange Rate Changes on Cash	325,246	466,655
Net Increase in Cash	3,514,871	94,158
Cash - Beginning of Year	134,536	40,378
Cash - End of Year	$3,649,407	$134,536

[1]	Includes gross proceeds of $8,002,004, less $715,000 cash retained by the underwriter for fees and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended
	December 31,
	2021	2020

Supplemental Disclosures of Cash Flow Information:
Interest paid	$489,291	$252,772
Income taxes paid	$72,531	$-

Non-Cash Investing and Financing Activity
Common stock issued to satisfy accrued stock-based compensation	$39,537	$52,372
Series B Preferred stock converted to common stock	$9,010,824	$-
Common stock and warrants issued upon exchange of debt and accrued interest	$1,422,068	$3,630,999
Common stock and warrants issued to underwriter in public offering, charged to additional paid in capital	$297,963	$-
Common stock issued to placement agent as commitment fees, charged to additional paid in capital	$500,000	$-
Reclassification of deferred offering cost to additional paid in capital	$67,016	$-
Common stock issued in satisfaction of payable	$-	$9,900
Common stock issued as deferred offering costs	$-	$67,016
Right of use asset obtained in exchange for lease obligation	$1,861,983	$-
Common stock issued to satisfy dividends declared on Series B Convertible Redeemable Preferred Stock	$-	$1,534,086
Investor deposits applied to sale of common stock and warrants	$29,950	$-
Real estate development costs transferred from property and equipment to lots inventory	$882,894	$-

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS AND RISKS AND UNCERTAINTIES

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

As wholly owned subsidiaries of GGH, InvestProperty Group, LLC (“IPG”) and Algodon Global Properties, LLC (“AGP”) operate as holding companies that invest in, develop and operate global real estate and other lifestyle businesses such as wine production and distribution, golf, tennis, and restaurants. GGH operates its properties through its ALGODON® brand. IPG and AGP have invested in two ALGODON® brand projects located in Argentina. The first project is Algodon Mansion, a Buenos Aires-based luxury boutique hotel property that opened in 2010 and is owned by the Company’s subsidiary, The Algodon – Recoleta, SRL (“TAR”). The second project is the redevelopment, expansion and repositioning of a Mendoza-based winery and golf resort property now called Algodon Wine Estates (“AWE”), the integration of adjoining wine producing properties, and the subdivision of a portion of this property for residential development. GGH also holds a 79% ownership interest in its subsidiary Gaucho Group, Inc. (“GGI”) which began operations in 2019 for the manufacture, distribution and sale of high-end luxury fashion and accessories through an e-commerce platform. On June 14, 2021, the Company formed a wholly-owned subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”), and on June 17, 2021, Gaucho Group Holdings, Inc announced the signing of an agreement between GVI and LVH Holdings LLC (“LVH”) to develop a project in Las Vegas, Nevada. As of December 31, 2021, the Company had contributed total capital of $7.0 million to LVH and received 396 limited liability company interests, representing an 11.9% equity interest in LVH. See Note 14 – Related Party Transactions for additional details.

The Company uplisted its common stock on the Nasdaq Capital Market (“Nasdaq”) effective February 16, 2021, and its common stock commenced trading on the Nasdaq effective February 17, 2021 under the symbol “VINO”.

Risks and Uncertainties

In December 2019, the 2019 novel coronavirus (“COVID-19”) surfaced in Wuhan, China. The World Health Organization declared the outbreak as a global pandemic in March 2020. resulting in the temporarily closure of our corporate office, and the temporary suspension of our hotel, restaurant, winery operations, golf and tennis operations, and our real estate development operations. Further, some outsourced factories from which Gaucho ordered products had closed, borders for importing product had been impacted and the Gaucho fulfillment center was also closed for several weeks. In response, we reduced our costs by negotiating out of our New York lease, renegotiating with our vendors, and implementing salary reductions. We also created an e-commerce platform for our wine sales in response to the pandemic.

We resumed real estate development operations in September 2020, and on October 19, 2020, we re-opened our winery and golf and tennis facilities, and we re-opened the Algodon Mansion as of November 11, 2020 with COVID-19 measures implemented. Algodon’s Buenos Aires hotel is also currently open and operational. On November 1, 2021, the Argentinian Government opened the border for fully vaccinated international travelers. After more than one year and a half, people have been able to travel back to Argentina. Algodon’s San Rafael hotel is currently under renovation and is operating at 50% capacity. The San Rafael restaurant (Chez Gaston) is also currently closed for renovation. We anticipate the San Rafael hotel and restaurant to fully reopen in 2022.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

As of December 31, 2021, the Company had cash and a working capital deficit of $3,649,407 and $499,419, respectively. During the years ended December 31, 2021 and 2020, the Company incurred a net loss of $2,389,018 and $5,781,683, respectively, and used cash in operating activities of $6,809,980 and $4,943,758, respectively.

The Company expects that its cash on hand, plus additional cash from the sales of common stock under the Purchase Agreement (see Note 16 – Temporary Equity and Stockholders’ Equity) will fund its operations for a least 12 months after the issuance date of these financial statements.

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

Cash requirements for the Company’s long- term liabilities include approximately $1.5 million for operating lease liabilities and approximately $94,000 for loans payable. Further, the Company has debt obligations in the amount of $6,480,000 which, if not converted prior to maturity, are due on November 2, 2022. In addition, the Company is obligated to make additional capital contributions in the aggregate amount of $28.0 million to LVH Holdings LLC (“LVH”), pursuant to the Amended and Restated Limited Liability Company Agreement of LVH (see Note 14, Related Party Transactions, Amended and Restated Limited Liability Company Agreement).

Reverse Stock Split

A 15:1 reverse stock split of the Company’s common stock was effected on February 16, 2021 (the “Reverse Stock Split”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of Gaucho Group Holdings, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Non-Controlling Interest

As a result of the conversion of certain convertible debt into shares of GGI common stock, GGI investors obtained a 21% ownership interest in GGI, which is recorded as a non-controlling interest. The profits and losses of GGI for the years ended December 31, 2021 and 2020 are allocated between the controlling interest and the non-controlling interest in the same proportions as their membership interest. (See Note 10 – Debt Obligations). On March 28, 2022, the Company acquired the remaining 21% of GGI from the non-controlling interest. See Note 18 – Subsequent Events.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

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

Highly Inflationary Status in Argentina

The International Practices Task Force (“IPTF”) of the Center for Audit Quality discussed the inflationary status of Argentina at its meeting on May 16, 2018 and categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%. As a result, the Company transitioned its Argentine operations to highly inflationary status as of July 1, 2018. This status was reconfirmed on August 20, 2021.

For operations in highly inflationary economies, monetary asset and liabilities are translated at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are translated at historical exchange rates. Under highly inflationary accounting, the Company’s Argentina subsidiaries’ functional currency became the United States dollar. Nonmonetary assets and liabilities existing on July 1, 2018 (the date that the Company adopted highly inflation accounting) were translated using the Argentine peso (“ARS”)” to United States dollar exchange rate in effect on June 30, 2018, which was 28.880. Since the adoption of highly inflationary accounting, activity in nonmonetary assets and liabilities is translated using historical exchange rates, monetary assets and liabilities are translated using the exchange rate at the balance sheet date, and income and expense accounts are translated at the weighted average exchange rate in effect during the period. Translation adjustments are reflected in income (loss) on foreign currency translation on the accompanying statements of operations. During the years ended December 31, 2021 and 2020, the Company recorded gains (losses) on foreign currency translations of ($33,128) and $52,498, respectively, as a result of the net monetary liability position of its Argentine subsidiaries.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable

Accounts receivable primarily represent receivables from hotel guests who occupy rooms, wine sales to commercial customers and receivables from the sale of real estate lots. The Company provides an allowance for doubtful accounts when it determines that it is more likely than not a specific account will not be collected. Bad debt expense for the years ended December 31, 2021 and 2020 was $88,126 and $70,535, respectively. Write-offs of accounts receivable for the years ended December 31, 2021 and 2020 were $39,299 and $151,082, respectively.

Inventory

Inventories are comprised primarily of vineyard in process, wine in process, finished wine, food and beverage items, plus luxury clothes and accessories which are stated at the lower of cost or net realizable value (which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation), with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the creation of products for resale, are recorded as inventory. Costs of producing samples for marketing purposes are expensed as incurred and are included in selling and marketing expense on the accompanying statements of operations. Vineyard in process represents the capitalization of farming expenses (including farming labor costs, usage of farming supplies and depreciation of the vineyard and farming equipment) associated with the growing of grape, olive and other fruits during the farming year which culminates with the February/March harvest. Wine in process represents the capitalization of costs during the winemaking process (including the transfer of grape costs from vineyard in process, winemaking labor costs and depreciation of winemaking fixed assets, including tanks, barrels, equipment, tools and the winemaking building). Finished wines represents wine available for sale and includes the transfer of costs from wine in process once the wine is bottled and labeled. Other inventory consists of olives, other fruits, golf equipment and restaurant food.

In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. The Company carries inventory at the lower of cost or net realizable value in accordance with Accounting Standards Codification (“ASC”) 330 “Inventory” and reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. The Company records an allowance for excess, slow moving, and obsolete inventory, calculated as the difference between the cost of inventory and net realizable value. Inventory allowances are charged to cost of sales and establish a lower cost basis for the inventory. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. Wine inventory charged to cost of sales amount to $31,681 and $24,106 during the years ended December 31, 2021 and 2020, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the lesser of (a) the useful life of the asset; or (b) the remaining lease term.

The estimated useful lives of property and equipment are as follows:

Buildings	10 - 30 years
Furniture and fixtures	3 - 10 years
Vineyards	7 - 20 years
Machinery and equipment	3 - 20 years
Leasehold improvements	Shorter of 3 - 5 years or remaining lease term
Computer hardware and software	3 - 5 years

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

Real Estate Lots Held for Sale

As the development of a real estate lot is completed and the lot becomes available for immediate sale in its present condition, the lot is marketed for sale and is included in real estate lots held for sale on the Company’s balance sheet. Real estate lots held for sale are reported at the lower of carrying value or fair value less cost to sell. If the carrying value of a real estate lot held for sale exceeds its fair value less estimated selling costs, an impairment charge is recorded. The Company did not record any impairment charge in connection with real estate lots held for sale during the years ended December 31, 2021 or 2020.

Investments

Investment in entities which give the Company the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For investments not requiring equity method accounting, if the investment has no readily determinable fair value, we have elected the practicability exception of ASU 2016-01, under which the investment is measured at cost, less impairment, plus or minus observable price changes from orderly transactions of an identical or similar investment of the same issuer. As of December 31, 2021, the Company has a $7.0 million investment, representing 11.9% ownership, in LVH Holdings which is accounted for at cost (See Note 14 – Related Parties, Amended and Restated Limited Liability Company Agreement). The Company did not recognize any impairment or other gain or loss on this investment during the year ended December 31, 2021. The Company did not hold any investments as of December 31, 2020.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Debt

The Company evaluates embedded conversion features within convertible debt to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If an embedded derivative is bifurcated from share-settled convertible debt, the Company records the debt component at cost less a debt discount equal to the bifurcated derivative’s fair value. If the conversion feature is not required to be accounted for separately as an embedded derivative, the convertible debt instrument is accounted for wholly as debt. The Company amortizes the debt discount over the life of the debt instrument as additional non-cash interest expense utilizing the effective interest method. Debt issuance and offering costs are recorded as debt discount, which is amortized as interest expense over the term of the convertible debt instrument using the effective interest method.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $2,618,172 and $54,681 at December 31, 2021 and 2020, respectively, of which $477,486 and $54,681, respectively, represents cash held in Argentine bank accounts.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Operations

The following summarizes key financial metrics associated with the Company’s continuing operations (these financial metrics are immaterial for the Company’s operations in the United Kingdom):

	For the Years Ended
	December 31,
	2021	2020
Assets - Argentina	$10,220,608	$5,064,401
Assets - U.S.	14,093,123	906,135
Total Assets	$24,313,732	$5,970,536

Liabilities - Argentina	$1,781,547	$1,979,719
Liabilities - U.S.	8,440,341	3,596,991
Total Liabilities	$10,221,888	$5,576,710

	For the Years Ended
	December 31,
	2021	2020
Sales - Argentina	$4,899,288	$632,628
Sales - U.S.	15,951	3,161
Total Revenues	$4,915,240	$635,789

Net loss - Argentina	$2,879,301	(1,040,681
Net loss - U.S.	(5,268,319)	(4,741,002
Total Net Loss	$(2,389,018)	(5,781,683

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, the Company performs an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. There were no impairments of long-lived assets for the years ended December 31, 2021 and 2020, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the revenue recognized in the Company’s consolidated statements of operations:

	For the Years Ended
	December 31,
	2021	2020

Real estate sales	$4,139,486	$-
Hotel rooms and events	291,546	258,607
Restaurants	165,280	127,335
Winemaking	148,074	101,630
Golf, tennis and other	154,445	140,545
Clothes and accessories	16,409	7,672
Total revenues	$4,915,240	$635,789

Revenue from the sale of food, wine, agricultural products, clothes and accessories is recorded when the customer obtains control of the goods purchased. Revenues from hospitality and other services are recognized as earned at the point in time that the related service is rendered, and the performance obligation has been satisfied. Revenues from gift card sales are recognized when the card is redeemed by the customer. The Company does not adjust revenue for the portion of gift card values that is not expected to be redeemed (“breakage”) due to the lack of historical data. Revenue from real estate lot sales is recorded when the lot is deeded, and legal ownership of the lot is transferred to the customer.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021 and 2020, the Company had deferred revenue of $622,453 and $849,828, respectively, associated with real estate lot sale deposits and had $91,163 and $84,113, respectively, of deferred revenue related to hotel deposits. Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the consolidated statements of operations.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k); (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes; and (iv) enhanced recoverability of AMT tax credits. Given the Company’s full valuation allowance position, the CARES Act did not have a material impact on the financial statements.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of December 31,
	2021	2020

Options	561,027	626,579
Warrants	1,548,345	969,827
Series B convertible preferred stock	-	600,713
Convertible debt	1,870,149	-
Total potentially dilutive shares	3,979,521	2,197,119

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

The Company adopted ASC 842, “Leases” (“ASC 842”) effective January 1, 2019 and elected to apply the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. ASC 842 requires the Company to make significant judgments and estimates. As a result, the Company implemented changes to its internal controls related to lease evaluation. These changes include updated accounting policies affected by ASC 842 as well as redesigned internal controls over financial reporting related to ASC 842 implementation. Additionally, the Company has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements. The standard had an impact on the Company’s consolidated balance sheets but did not have an impact on the Company’s consolidated statements of operations or consolidated statements of cash flows upon adoption. At the date of adoption, the most significant impact was the recognition of ROU assets and lease liabilities of $361,020 for operating leases. In addition, the Company entered into a lease in 2021 (see Note 17 – Commitments and Contingencies, Lease Commitments), upon which the Company recorded a lease liability and right of use asset in the amount of $1,861,983. The Company does not have any finance leases. The adoption of ASC 842 did not have a material impact on the Company’s results of operations or cash flows in the current year and prior year comparative periods and as a result, a cumulative-effect adjustment was not required.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2021 and 2020 was $439,939 and $306,710, respectively.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2019-12, effective January 1, 2021 which did not have a material effect on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The update also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update can be adopted on either a fully retrospective or a modified retrospective basis. The Company adopted ASU 2020-06 effective January 1, 2021, which did not have a material effect on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company adopted ASU 2020-10 effective January 1, 2021. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2020-02 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The Company will be required to adopt the provisions of this ASU on January 1, 2023, with early adoption permitted for certain amendments. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The Company is currently evaluating the potential impact of the adoption of Topic 326 on the Company’s consolidated financial statements or disclosures.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 3, 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

3. INVENTORY

Inventory at December 31, 2021 and 2020 was comprised of the following:

	December 31,
	2021	2020

Vineyard in process	$597,900	$286,491
Wine in process	410,755	576,801
Finished wine	34,522	39,549
Clothes and accessories	208,759	215,951
Clothes and accessories in process	127,154	-
Other	111,549	53,983
Total	$1,490,639	$1,172,775

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2021	2020

Buildings and improvements	$2,869,300	$1,915,965
Real estate development	210,322	748,764
Land	575,233	660,315
Furniture and fixtures	403,560	349,729
Vineyards	219,766	204,636
Machinery and equipment	693,761	490,169
Leasehold improvements	449,401	-
Computer hardware and software	245,978	230,648
	5,667,321	4,600,226
Less: Accumulated depreciation and amortization	(1,890,380)	(1,740,004)
Property and equipment, net	$3,776,941	$2,860,222

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2020, upon terminating its New York City lease, the Company wrote-off approximately $164,000 of fully amortized leasehold improvements.

Depreciation and amortization of property and equipment was $145,653 and $170,189 for the years ended December 31, 2021 and 2020, respectively.

5. PREPAID FOREIGN TAXES

Prepaid foreign taxes, net, of $804,265 and $519,499 at December 31, 2021 and 2020, respectively, consists primarily of prepaid VAT credits. VAT credits are recovered through VAT collections on subsequent sales of products by the Company. Prepaid VAT tax credits do not expire. Prepaid foreign taxes also include Argentine minimum presumed income tax (“MPIT”) credits, which are deemed unrealizable and are fully reserved. MPIT credits expire after ten years.

In assessing the realization of the prepaid foreign taxes, management considers whether it is more likely than not that some portion or all of the prepaid foreign taxes will not be realized. Management considers the historical and projected revenues, expenses and capital expenditures in making this assessment. Based on this assessment, management has recorded a valuation allowance related to MPIT credits of $270,776 and $193,798 as of December 31, 2021 and 2020, respectively.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments at Fair Value:

As of December 31, 2021	Level 1	Level 2	Level 3	Total

Warrants - Affiliates	$-	$-	$-	$-
Government bond	-	-	-	-

As of December 31, 2020	Level 1	Level 2	Level 3	Total

Warrants - Affiliates	$-	$-	$457	$457
Government bond	53,066	-	-	53,066

A reconciliation of Level 3 assets is as follows:

Warrants - Affiliates

Balance - January 1, 2021	$457
Unrealized loss	(457)
Balance - December 31, 2021	$-

Investment at December 31, 2020 consists of the Company’s investment in an Argentine government bond, purchased by the Company on December 3, 2019. The bond had an effective interest rate of 48% per annum and matured on December 31, 2020. There were no material unrealized gains or losses related to the Argentine government bond during the year ended December 31, 2020. The bond was purchased to settle specific Argentine taxes with interest and penalties, of which the majority of the amount was used on the date of purchase. During 2020, the Company issued a legal claim with the government to seek a resolution to apply the remaining amount to another debt or to receive a refund. As of December 31, 2021, this claim has not been resolved, and management has deemed the carrying value of the bond to be unrecoverable and has recorded a reserve for the full amount of the bond.

Investment – related parties at December 31, 2020, consisted of retained certain affiliate warrants which are marked to market at each reporting date using the Black-Scholes option pricing model. The Company recorded unrealized losses on the affiliate warrants of $457 and $3,013 during the twelve months ended December 31, 2021 and 2020, respectively, which are included in revenues on the accompanying consolidated statements of operations.

The carrying amounts of the Company’s short-term financial instruments including cash, accounts receivable, advances and loans to employees, accounts payable, accrued expenses and other liabilities fair value due to the short-term nature of these instruments. The carrying value of the Company’s loans payable, debt obligations and convertible debt obligations approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

See Note 14, Related Party Transactions for details regarding the balance of Investment – Related Parties as of December 31, 2021.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	December 31,
	2021	2020

Accrued compensation and payroll taxes	$216,916	$196,358
Accrued taxes payable - Argentina	228,338	201,704
Accrued interest	76,852	609,725
Accrued placement agent commissions	66,889	-
Other accrued expenses	376,415	393,615
Accrued expenses, current	965,411	1,401,402
Accrued payroll tax obligations, non-current	115,346	169,678
Total accrued expenses	$1,080,757	$1,571,080

On November 27, 2020, the Company entered various payment plans, pursuant to which it agreed to pay its Argentine payroll tax obligations over a period of 60 to 120 months. The current portion of payments due under the plan is $157,532 and $144,283 as of December 31, 2021 and 2020, respectively, which is included in accrued compensation and payroll taxes above. The non-current portion of accrued expenses represents payments under the plan that are scheduled to be paid after twelve months. The Company incurred interest expenses of $74,688 and $29,043 during the years ended December 31, 2021 and 2020, respectively, related to these payment plans.

8. DEFERRED REVENUES

Deferred revenues are comprised of the following:

	For the Years Ended
	December 31,
	2021	2020

Real estate lot sales deposits	$622,453	$849,828
Other	91,163	84,113
Total	$713,616	$933,941

The Company accepts deposits in conjunction with agreements to sell real estate building lots at Algodon Wine Estates in the Mendoza wine region of Argentina. These lot sale deposits are generally denominated in U.S. dollars. The Company executed new agreements for the sale of one additional lot during the year ended December 31, 2021 and recorded deferred revenues in the amount of $34,000. No agreements for the sale of real estate building lots were executed during 2020. Revenue is recorded when the sale closes, and the deeds are issued. The Company closed on the sale of 22 lots during the year ended December 31, 2021.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. LOANS PAYABLE

The Company’s loans payable are summarized below:

	December 31,
	2021	2020

PPP Loan	$-	$242,486
EIDL	94,000	94,000
2020 Demand Loan	-	14,749
2018 Loan	223,356	301,559
2017 Loan	-	15,115
Land Loan	-	80,413
Total Loans Payable	317,356	748,322
Less: current portion	223,356	437,731
Loans Payable, non-current	$94,000	$310,591

During the years ended December 31, 2021 and 2020, the Company made principal payments on loans payable in the aggregate of $185,086 and $355,583, respectively, of which $13,128 and $7,940, respectively, were paid on the 2020 Demand Loan, $0 and $5,906, respectively, were paid on the 2018 Demand Loan, $78,092 and $50,836, respectively, were paid on the 2018 Loan, $13,453 and $40,662, respectively, were paid on the 2017 Loan, and $80,413 and $250,239, respectively, were paid on the Land Loan. On March 26, 2021, the Company obtained forgiveness of the PPP Loan, which was recognized as other income on the consolidated statement of operations. The remaining decrease in principal balances are the result of the impact of the change in exchange rates during the period.

Future minimum principal payments under the loans payable are as follows:

Total
Years ending December 31,	Payments
2022	$223,356
2023	2,037
2024	2,105
2025	2,195
2026	2,278
Thereafter	85,385
$317,356

The Company incurred interest expense related to the loans payable in the amount of $29,419 and $57,633 during the years ended December 31, 2021 and 2020, respectively, of which $0 and $9,335, respectively represented amortization of debt discount. As of December 31, 2021 and 2020, there is accrued interest of $6,787 and $2,376, respectively, related to the Company’s loans payable.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PPP Loan

On May 6, 2020, the Company entered into a loan from the U.S. Small Business Administration (“SBA”) pursuant to the Paycheck Protection Program (“PPP”) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”), resulting in net proceeds of $242,486 (the “PPP Loan”). To facilitate the PPP Loan, the Company entered into a note payable agreement with Santander Bank, N.A. as the lender.

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company was eligible to apply for and receive forgiveness for all or a portion of their respective PPP Loan. Such forgiveness was determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company used the proceeds of the PPP Loan for Qualifying Expenses. On March 26, 2021, the Company was approved for the forgiveness on the full amount of the PPP Loan.

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

2020 Demand Loan

On March 1, 2020, the Company received a loan in the amount of $27,641 (ARS $1,777,778) (the” 2020 Demand Loan”) which bore interest at 10% per month and was due upon demand of the lender (the “Demand Loan”). Interest is paid monthly. The entire remaining outstanding balance of the 2020 Demand Loan was paid in full during 2021.

2018 Loan

On January 25, 2018 the Company received a bank loan in the amount of $525,000 (the “2018 Loan”), denominated in U.S. dollars. The 2018 Loan bears interest at 6.75% per annum and was due on January 25, 2023. Pursuant to the terms of the 2018 Loan, principal and interest is to be paid in 60 equal monthly installments of $10,311, beginning on February 23, 2018. During 2018, the Company defaulted on certain 2018 Loan payments, and as a result, the 2018 Loan is payable upon demand as of December 31, 2021 and 2020.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Land Loan

On August 19, 2017, the Company purchased 845 hectares of land adjacent to its existing property at AWE. The Company paid $100,000 at the date of purchase and executed a note payable in the amount of $600,000, denominated in U.S. dollars (the “Land Loan”) with a stated interest rate of 0% and with quarterly payments of $50,000 beginning on December 18, 2017 and ending August 18, 2021. The Company imputed interest on the note at 7% per annum and recorded a discounted note balance of $517,390 on August 19, 2017, which was amortized over the term of the loan using the effective interest method. On August 12, 2020, the terms of the Land Loan were amended such that (i) the original maturity date (August 18, 2021) was changed to December 31, 2020 and (ii) the remaining balance was reduced by $137,850 from $459,500 to $321,652. The Company agreed to pay the loan in four equal payments at the end of each month starting August 30, 2020. The amendment was accounted for as a debt restructuring with the future undiscounted cash flows being less than the net carrying value of the original debt. No interest expense was recorded subsequent to August 30, 2020 and all payments subsequent to August 30, 2020 reduced the carrying value of the Land Loan. A gain of $130,421 was recorded in connection with the restructuring of the Land Loan. The entire remaining outstanding balance of the Land Loan was paid in full during 2021.

10. DEBT OBLIGATIONS

The Company’s debt obligations as of December 31, 2021 and 2020 are summarized below:

	December 31, 2021			December 31, 2020
	Principal	Interest [1]	Total	Principal	Interest [1]	Total

2010 Debt Obligations	$-	$13,416	$13,416	$-	$330,528	$330,528
2017 Notes	7,000	4,547	11,547	1,170,354	261,085	1,431,439
Gaucho Notes	-	-	-	100,000	13,270	113,270
Total Debt Obligations	$7,000	$17,963	$24,963	$1,270,354	$604,883	$1,875,237

[1]	Accrued interest is included as a component of accrued expenses on the accompanying consolidated balance sheets (see Note 7 – Accrued Expenses).

2010 Debt Obligations

During an offering that ended on September 30, 2010, IPG issued convertible notes with an interest rate of 8% and an amended maturity date of March 31, 2011 (the “2010 Debt Obligations”). During 2017, the Company repaid the remaining principal balance of $162,500, such that as of December 31, 2017, there is no principal balance owed on the 2010 Debt Obligations. Accrued interest of $13,416 and $330,528 owed on the 2010 Debt Obligations remained outstanding as of December 31, 2021 and 2020, respectively. The Company incurred interest expense of $0 and $25,234 during the years ended December 31, 2021 and 2020, respectively, on the 2010 Debt Obligations. Accrued interest on the 2010 Debt Obligations is not convertible.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017 Notes

During 2017 and 2018, the Company sold convertible promissory notes in the aggregate principal amount of $2,046,730 (the “2017 Notes”). The 2017 Notes, matured 90 days from the date of issuance, bore interest at 8% per annum and were convertible into the Company’s common stock at $0.63 per share. On January 8, 2021, $1,163,354 in principal and $258,714 in interest owed in connection with the 2017 Notes were exchanged for 237,012 Units. Each Unit consists of one share of common stock and a one-year warrant exercisable at a price equal to the purchase of the Unit (“Unit”). The remaining principal balance of $7,000 outstanding on the 2017 Notes at December 31, 2021 is no longer convertible, since the notes are past their maturity date. The Company incurred total interest expense of $0 and $93,744 related to this debt during the years ended December 31, 2021 and 2020, respectively.

Gaucho Notes

During 2018 and 2019, the Company’s subsidiary, Gaucho Group, Inc., sold convertible promissory notes in the aggregate principal amount of $2,266,800 to accredited investors (the “Gaucho Notes”). The Gaucho Notes, as amended, bore interest at 7% per annum and matured on March 31, 2019. The Gaucho Notes and related accrued interest were convertible into GGI common stock at the option of the holder, at a price representing a 20% discount to the share price in a future offering of GGI common stock. During 2019, the Company repaid $65,500 and $3,256 of principal and interest due, respectively, issued 9,659 shares of its common stock in satisfaction for a note in the principal and accrued interest amount of $50,000 and $709, respectively, and issued 5,226,520 shares of GGI common stock (representing a 21% non-controlling interest in GGI) upon the conversion of $2,051,300 and $55,308 of principal and interest, respectively. During the year ended December 31, 2021, the Company repaid the remaining principal and interest outstanding under the Gaucho Notes of $100,000 and $14,993, respectively, such that no amounts remain outstanding under the Gaucho Notes as of December 31, 2021. The Company incurred interest expense of $1,724 and $7,010 related to the Gaucho Notes during the years ended December 31, 2021 and 2020, respectively.

11. CONVERTIBLE DEBT OBLIGATIONS

Activity related to the Company’s convertible notes is summarized below:

				Balance		Amortization	Balance
	January 1, 2020	Debt Issued	Debt Converted	December 31, 2020	Debt Issued	of Debt Discount	December 31, 2020

New Convertible Notes	$-	$1,259,000	$(1,259,000)	$-	$-	$-	$-
Convertible Notes		1,962,919	(1,962,919)	-	-		-
GGH Convertible Notes				-	6,480,000		6,480,000
Subtotal	-	3,221,919	(3,221,919)	-	6,480,000	-	6,480,000
Less: Debt Discount			-	-	(950,813)	199,161	(751,652)
Total Convertible Debt, net of discount	$-	$3,221,919	$(3,221,919)	$-	$5,529,187	$199,161	$5,728,348

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Convertible Note

Between August 25, 2020 and September 2, 2020, the Company sold unsecured convertible promissory notes (“New Convertible Notes”) in an aggregate amount of $1,259,000 to accredited investors with a substantive pre-existing relationship with the Company. The New Convertible Notes matured on December 31, 2020 and bore interest at 7% per annum. Pursuant to the terms of the New Convertible Notes, principal and interest outstanding under the New Convertible Notes would automatically convert into Units at a conversion price of $5.10 per Unit at such time when the Company had sufficient shares of common stock authorized. On September 2, 2020, the Company increased the number of authorized shares and issued an aggregate of 247,123 Units to accredited investors upon the automatic conversion of principal and interest of $1,259,000 and $1,314, respectively, outstanding under the New Convertible Notes. The Company incurred total interest expense of $1,314 related to the New Convertible Notes during the year ended December 31, 2020.

Convertible Notes

During the year ended December 31, 2020, the Company sold unsecured convertible promissory notes (“Convertible Notes”) in an aggregate amount of $1,962,919 to accredited investors with a substantive pre-existing relationship with the Company. The Convertible Notes matured on December 31, 2020 and bore interest at 7% per annum. Principal and interest outstanding under the Convertible Notes were convertible (i) automatically upon the closing of a firm commitment underwritten public offering registered pursuant to the Securities Act of 1933, as amended (a “Public Offering”, at a conversion price equal to 85% of the price per share of the Company’s common stock sold in the Public Offering (the “Mandatory Conversion Option”), or (ii) at the option of the holder at any time prior to the Public Offering at a conversion price equal to the closing price of the Company’s common stock on the day prior to conversion (the “Holder’s Conversion Option”). On October 1, 2020, the Company converted all its remaining Convertible Notes into Units at a price of $5.10 per Unit, such that the Company issued an aggregate of 395,136 Units to accredited investors upon the automatic conversion of principal and interest of $1,962,919 and $52,164, respectively, outstanding under the New Convertible Notes. The Company accounted for the transaction as a debt extinguishment and, a result, recognized a loss on extinguishment of debt in the amount of $355,602 during the year ended December 31, 2020. The Company incurred total interest expense of $52,164 related to the Convertible Notes during the year ended December 31, 2020.

GGH Convertible Notes

On November 3, 2021, the Company sold senior secured convertible notes of the Company, in the aggregate original principal amount of $6,480,000 (the “GGH Notes”), for gross proceeds of $6,000,000. The GGH Notes are due and payable on the first anniversary of the issuance date, bear interest at 7% per annum and are convertible into shares of common stock of the Company at a conversion price of $3.50 (subject to adjustment for standard anti-dilution events). Interest is payable in cash quarterly in arrears. Holders of GGH Notes may convert any portion of outstanding and unpaid principal and interest at any time, subject to a 4.99% beneficial ownership limitation.

The GGH Notes include several embedded features that require bifurcation.  However, management has determined that the value of these bifurcated derivatives is de minimis as of November 3, 2021 (date of the agreement ) and December 31, 2021.

The GGH Notes rank senior to all outstanding and future indebtedness of the Company and its subsidiaries and are secured by all existing and future assets of the Company, as well as shares of common stock and certain options to purchase common stock of the Company owned by the President and CEO of the Company.

Holders of GGH Notes are entitled to certain registration rights, pursuant to a registration rights agreement between the holders of the GGH Notes and the Company, dated November 9, 2021.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon the issuance of the GGH Notes, the Company recorded a debt discount at issuance in the aggregate amount $950,813, consisting of (i) the $480,000 difference between the aggregate principal amount of the GGH Notes and the cash proceeds received, and (ii) financing costs in the aggregate amount of $446,813. The debt discount is being amortized using the effective interest method over the term of the GGH Notes. The Company incurred total interest expense of $264,681 related to the Convertible Notes during the year ended December 31, 2021, including $199,161 of amortization of debt discount.

12. INCOME TAXES

The Company files tax returns in United States (“U.S.”) Federal, state and local jurisdictions, plus Argentina and the United Kingdom (“U.K.”).

United States and international components of income before income taxes were as follows:

	For The Years Ended
	December 31,
	2021	2020

United States	$(5,268,319)	$(4,741,002)
International	2,879,301	(1,040,681)
Loss before income taxes	$(2,389,018)	$(5,781,683)

The income tax provision (benefit) consisted of the following:

	For The Years Ended
	December 31,
	2021	2020
Federal
Current	$-	$-
Deferred	182,674	(238,985)

State and local
Current	-	-
Deferred	(5,771,292)	5,778,140

Foreign
Current	-	-
Deferred	-	130,114
	(5,588,618)	5,669,269
Change in valuation allowance	5,588,618	(5,669,269)
Income tax provision (benefit)	$-	$-

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For The Years Ended
	December 31,
	2021	2020
U.S. federal statutory rate	(21.0%)	(21.0%)
State taxes, net of federal benefit	0.0%	(0.0%)
Permanent differences	1.8%	1.4%
(Re-establishment of) Write-off of deferred tax assets	(215.3%)	115.4%
Prior period adjustments	3.5%	(1.5%)
Other	(2.9%)	0.8%
Change in valuation allowance	233.9%	(98.1%)
Income tax provision (benefit)	0.0%	0.0%

As of December 31, 2021 and 2020, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	December 31,
	2021	2020

Net operating loss	$20,037,451	$14,520,050
Stock based compensation	223,189	166,082
Argentine tax credits	70,201	70,201
Accruals and other	-	6,720
Receivable allowances	284,392	263,563
Total deferred tax assets	20,615,233	15,026,616
Valuation allowance	(20,615,137)	(15,026,520)
Deferred tax assets, net of valuation allowance	96	96
Excess of book over tax basis of warrants	(96)	(96)
Net deferred tax assets	$-	$-

As of December 31, 2021, the Company has approximately $67,934,000 of gross U.S. federal net operating losses (“NOLs”), which includes approximately $2,500,000 of GGI NOLs which is no longer part of the consolidated tax group because GGH’s ownership interest is now less than 80%. Approximately $52,400,000 of the federal NOLs will expire from 2021 to 2037 and approximately $15,534,000 have no expiration date. These NOL carryovers are subject to annual limitations under Section 382 of the U.S. Internal Revenue Code because there was a greater than 50% ownership change, as determined under the regulations, on or about June 30, 2012. We have determined that, due to those annual limitations under Section 382, an additional $6,300,000 of NOLs will expire unused and are not included in the available NOLs stated above. Therefore, we have reduced the related deferred tax asset for NOL carryovers by approximately $2,810,000 from June 30, 2012 forward. The Company’s NOLs generated through the date of the ownership change on June 30, 2012 are subject to an annual limitation of approximately $1,000,000. The Company remains subject to the possibility that a greater than 50% ownership change could trigger additional annual limitations on the usage of NOLs.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, the Company had approximately $69,100,000 of gross U.S. federal net operating losses (“NOLs”), which included approximately $1,500,000 of GGI NOLs which is no longer part of the consolidated tax group because GGH’s ownership interest is now less than 80%.

As of December 31, 2021, the Company has approximately $56,193,000 and $32,597,000 of gross New York State and New York City NOLs, each of which includes approximately $2,500,000 of GGI NOLs. As of December 31, 2020, the Company has approximately $53,700,000 and $30,100,000 of gross New York State and New York City NOLs, each of which includes approximately $1,500,000 of GGI NOLs. All of the state and local NOLs will expire from 2035 to 2038. During the year ended December 31, 2020, the Company wrote-off all of the approximately $3,500,000 and $1,900,000 of state and local deferred tax assets (and reduce the valuation allowance by a corresponding amount) associated with the state and local NOLs because the Company no longer has taxable income or losses which are apportioned to New York State or New York City. During the current year, December 31, 2021, the Company re-established nexus in New York State and New York City as the Company has employees located there. The previously written off NOL’s and related deferred tax assets (that have been reduced by a valuation allowance of a corresponding amount) have been reinstated.

During the year ended December 31, 2020, the Company wrote-off all of the approximately $453,000 of deferred tax assets (and reduced the valuation allowance by a corresponding amount) associated with the U.K. NOLs because the Company no longer has operations subject to UK income taxes and, at the present time, doesn’t expect to realize the benefits of those NOLs. In addition, the Company has approximately $70,000 of Argentine tax credits which may be carried forward 10 years and begin to expire in 2021.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized. The valuation allowance for the year ended December 31, 2021 and 2020 increased (decreased) by approximately $5,588,000 and ($5,669,000) (which was impacted by the write-offs described above), respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2021 and 2020. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company has U.S. tax returns subject to examination by tax authorities beginning with those filed for the year ended December 31, 2017 (or the year ended December 31, 2002 if the Company were to utilize its NOLs). No tax audits were commenced or were in process during the years ended December 31, 2021 and 2020. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has recast its financial information and disclosures for the prior period to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented. The following tables present segment information for the year ended December 31, 2021 and 2020:

	For the Year ended December 31, 2021				For the Year ended December 30, 2020

	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL
Revenues	$4,898,831	$16,408	$-	$4,915,240	$632,628	$3,161	$-	$635,789
Revenues from Foreign Operations	$4,899,288	$-	$-	$4,899,288	$632,628	$-	$-	$632,628
Depreciation and Amortization	$136,766	$3,773	$5,114	$145,653	$127,692	$2,147	$40,350	$170,189
Loss from Operations	$3,032,625	$(970,154)	$(4,475,249)	$(2,412,778)	$(1,162,615)	$(745,298)	$(3,458,013)	$(5,365,926)
Interest Expense, net	$77,316	$1,724	$269,058	$348,098	$60,986	$7,010	$177,178	$245,174
Net Income (loss)	$3,084,680	$(971,877)	$(4,501,820)	$(2,389,018)	$(1,040,681)	$(752,308)	$(3,988,694)	$(5,781,683)
Capital Expenditures	$1,493,093	$452,173	$-	$1,945,266	$114,673	$-	$781	$115,454
Total Property and Equipment, net	$3,329,351	$447,590	$-	$3,776,941	$2,855,444	$4,538	$240	$2,860,222
Total Property and Equipment, net in Foreign Countries	$3,329,351	$-	$-	$3,329,351	$2,855,444	$-	$-	$2,855,444
Total Assets	$17,413,160	$2,660,305	$4,240,267	$24,313,732	$5,064,401	$238,491	$667,644	$5,970,536

14. RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties of $927,874 and $252,852 at December 31, 2021 and 2020, respectively, represent the net realizable value of advances made to separate entities under common management. See Note 6 – Investments and Fair Value of Financial Instruments, for a discussion of the Company’s investment in warrants of a separate entity under common management.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a Related Party to share expenses such as office space, support staff and other operating expenses (the “Related Party ESA”). The agreement was amended on January 1, 2017 to reflect the current use of personnel, office space, professional services. During the years ended December 31, 2021 and 2020, the Company recorded a contra-expense of $626,101 and $705,912, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had an expense sharing agreement with a different related entity to share expenses such as office space and other clerical services which was terminated in August 2017. The owners of more than 5% of that entity include (i) GGH’s chairman, and (ii) a more than 5% owner of GGH. During the year ended December 31, 2020, the Company received payments from the entity in the amount of $63,985 and recorded recovery of the bad debt allowance of $63,985. During the year ended December 31, 2021, the Company provided advances to the entity in the amount of $7,372 and recorded bad debt expense in the amount of $7,372. The balance owed to the Company under this expense sharing agreement as of December 31, 2021 is $339,503, of which the entire balance is deemed unrecoverable and is reserved.

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

A member of the Company’s board of directors is the managing member of SLVH and holds a 20% membership interest in SLVH. Pursuant to the Company’s Related Party Transactions Policy, adopted as amended on March 25, 2021 by the Board of Directors of the Company (the “Board”), this director is considered a related party with respect to this transaction and provided notice of his interest to the Board. The disinterested members of the Board unanimously approved the transaction pursuant to such Related Party Transactions Policy and the Code of Business Conduct and Ethics and Whistleblower Policy, also adopted by the Board on March 25, 2021.

Capital contributions

Pursuant to the terms of the LLC Agreement, upon the execution of the LLC Agreement, GVI made an initial capital contribution to LVH, in cash, in the amount of exactly $1 million and received 56.6 limited liability company interests (the “LVH Units”) in LVH. On July 16, 2021, the Company made an additional capital contribution to LVH in the amount of $2.5 million and received an additional 141.4 LVH Units, and on November 10, 2021, the Company made an additional capital contribution to LVH in the amount of $3.5 million and received an additional 198 LVH Units. As of December 31, 2021, the Company owns an aggregate of 396 LVH Units, representing 11.9% ownership of LVH. The aggregate capital contribution of $7,000,000 as of December 31, 2021 is included within investment – related parties on the consolidated balance sheet.

On November 16, 2021, the LLC Agreement was amended to modify the number, amount and timing of the Company’s additional capital contributions to LVH. Additional required contributions by GVI (“Additional Gaucho Contributions”) pursuant to the LLC Agreement, as amended, are as follows:

●	On or before thirty (30) days after the execution and delivery of the joint development agreement between the Landlord (as defined) and LVH Property, Inc. (the “Third Outside Date”), GVI shall make an additional capital contribution to LVH, in cash, in the amount of $12.5 million and shall receive an additional 707.1 LVH Units;

●	On or before the date that is ninety (90) days after the Third Outside Date (the “Fourth Outside Date”), GVI shall make an additional capital contribution to LVH, in cash, in the amount of $10 million and shall receive an additional 565.7 LVH Units; and

●	On or before the date that is ninety (90) days after the Fourth Outside Date (the “Fifth Outside Date”), GVI shall make an additional capital contribution to the Company, in cash, in the amount of $5.5 million and shall receive an additional 311.2 LVH Units.

If each of the Additional Gaucho Contributions is made timely, the Company will hold 1,980 LVH Units, representing 40% of the ownership of LVH, immediately after the Fifth Outside Date.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

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

A participant is always fully vested in their account, including the Company’s contribution. For the years ended December 31, 2021 and 2020, the Company recorded a charge associated with its contribution of $27,821 and $31,778, respectively. This charge has been included as a component of general and administrative expenses in the accompanying consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $4.79 and $5.55 per share during 2021 and 2020, respectively.)

16. TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Authorized Shares

The Company is authorized to issue up to 150,000,000 shares of common stock, $0.01 par value per share. On September 3, 2020, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 80,000,000 to 150,000,000.

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

As of December 31, 2021 and 2020, there were 9,881,955 and 5,234,406 shares of common stock issued, and 9,878,586 and 5,231,037 shares outstanding, respectively.

The Company is authorized to issue up to 11,000,000 shares of preferred stock, $0.01 par value per share, of which 10,097,330 shares are designated as Series A convertible preferred stock, and 902,670 shares are designated as Series B convertible preferred stock. There were no shares of Series A preferred stock outstanding at December 31, 2021 or 2020, and no additional shares of Series A preferred stock are available to be issued.

As of December 31, 2020, there were 901,070 shares of Series B preferred stock outstanding, As of December 31, 2021, no shares of Series B preferred stock remained outstanding and no additional shares of Series B preferred stock are available to be issued.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plans

On July 27, 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by the Company’s shareholders on September 28, 2018. The 2018 Plan provides for grants for the purchase of up to an aggregate of 100,000 shares, including incentive and non-qualified stock options, restricted and unrestricted stock, loans and grants, and performance awards. The number of shares available under the 2018 Plan will automatically increase on January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. Further, any shares subject to an award issued under the 2018 Plan, the 2016 Stock Option Plan or the 2008 Stock Option Plan that are canceled, forfeited or expired shall be added to the total number of shares available under the 2018 Plan.

On July 8, 2019, the Board of Directors approved an increase in the number of shares available for awards under the 2018 Plan to 396,463, plus an increase every January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. As of December 31, 2021, 2,204,885 shares remain available to be issued under the 2018 Plan.

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

On October 5, 2018, GGH, as the sole stockholder of GGI, and the Board of Directors of GGI approved the Gaucho 2018 Equity Incentive Plan (the “2018 Gaucho Plan”). The 2018 Gaucho Plan provides for grants for the purchase of up to an aggregate of 8,000,000 shares of GGI’s common stock, including incentive and non-qualified stock options, restricted stock, performance awards and other stock-based awards. No equity awards were granted pursuant to the 2018 Gaucho Plan during the years ended December 31, 2021 or 2020. As of December 31, 2021, there are 2,280,000 shares of GGI’s common stock available to be issued under the 2018 Gaucho Plan.

Series B Preferred Stock

On February 28, 2017, the Company filed a Certificate of Designation with the Secretary of State of the state of Delaware, designating 902,670 shares of the Company’s preferred stock as Series B Convertible Preferred Stock (“Series B”) at a par value of $0.01 per share. The Series B stockholders are entitled to cumulative cash dividends at an annual rate of 8% of the Series B liquidation value (equal to face value of $10 per share), as defined, payable in either cash or shares of common stock, when, as and if declared by the Board of Directors.

On February 18, 2020, GGH repurchased 1,600 shares of the Series B Preferred Stock from a shareholder at $10 per share and paid accrued dividends of $2,451.

Effective February 16, 2021, as a result of the listing of the Common Stock on Nasdaq, all outstanding shares of Series B preferred stock were converted into 600,713 shares of Common Stock.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends earned by the Series B stockholders were $0 and $721,752 during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2020, the Company declared $1,626,306 of dividends on its Series B Preferred Stock and issued 183,700 shares of common stock valued at $8.36 per share to holders of Series B Preferred Stock, due to some holders waiving their right to receive the dividends. Dividends payable of $76,762 and $82,772 are included in other current liabilities at December 31, 2021 and 2020, respectively. Cumulative unpaid and undeclared dividends in arrears related to the Series B totaled $0 and $449,788 as of December 31, 2021 and 2020, respectively.

Common Stock

On October 3, 2020, the Company issued 9,509 shares of common stock at $5.55 per share to employees for the year ended December 31, 2019 of the 401(k) profit sharing plan.

On October 23, 2020, the Company issued 183,700 shares of common stock in satisfaction of preferred stock dividends (see Series B Preferred Stock above).

On October 29, 2020, the Company issued an aggregate of 8,334 shares of its common stock at $4.95 for consulting service received of $31,350 and to settle accounts payable of $12,000.

On October 30, 2020, the Company issued 67,693 shares of its common stock with an issuance date fair value of $335,080 to its placement agent for advisory services in connection with the Company’s capital raising efforts pursuant to an advisory agreement dated October 30, 2020. Of the shares issued, 20% of the shares were vested immediately (accordingly, $67,016 was recorded as deferred offering cost) and 80% vested upon the successful closing of a qualified offering within 180 days of the execution of the agreement (the shares vested on February 19, 2021; see Public Offering, below).

Units

On September 2, 2020, the Company issued 247,123 Units upon the conversion of the New Convertible Notes. (See Note 11 – Convertible Debt Obligations).

On October 1, 2020, the Company issued 395,136 Units upon the conversion of the Convertible Notes. (See Note 11 – Convertible Debt Obligations).

During the year ended December 31, 2020, the Company sold an aggregate of 301,441 Units to accredited investors with a substantive pre-existing relationship with the Company for aggregate proceeds of $1,571,801.

On January 8, 2021, the Company issued an aggregate of 73,167 shares of common stock and one-year warrants to purchase 73,167 shares of common stock at an exercise price of $6.00 per share to accredited investors with a substantive pre-existing relationship with the Company for aggregate gross proceeds of $439,000.

On January 8, 2021, the Company issued 237,012 shares of common stock and one-year warrants to purchase 237,012 shares of common stock upon the exchange of $1,163,354 in principal and $258,714 in interest owed in connection with the 2017 Notes (see Note 10 – Debt Obligations).

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Offering

On February 19, 2021, the Company closed an underwritten public offering of units at an offering price of $6.00 per Unit (“Public Offering Units”) with each Public Offering Unit consisting of one share of common stock and one eighteen-month warrant for the purchase of common stock at $6.00 per share. The Company sold and issued an aggregate of 1,333,334 shares of common stock and 1,533,333 warrants at an exercise price of $6.00 per share for approximate gross and net proceeds of $8.0 million and $6.6 million, respectively, which includes offering costs of $1.4 million that include underwriting discounts and commissions and other offering expenses. In connection with the public offering, the Company issued the representative of such underwriters a five-year warrant exercisable for up to 15,333 shares of common stock at an exercise price of $7.50 per share.

Due to the successful closing of the public offering, 54,154 shares of the Company’s common stock previously issued to its placement agent became fully vested on February 19, 2021. As a result, the Company recognized the fair value of $268,064 as offering costs, which was recognized as a debit and credit to additional paid in capital.

Common Stock Purchase Agreement and Registration Rights Agreement

On May 6, 2021, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with an underwriter (the “Underwriter”) Pursuant to the Purchase Agreement, the Company has the right to sell to the Underwriter up to $50,000,000 (the “Total Commitment”) in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The Company has the right, but not the obligation, from time to time at the Company’s sole discretion over a 36-month period from and after the commencement (the “Commencement Date”), to direct the Underwriter to purchase up to a fixed maximum amount of shares of Common Stock as set forth in the Purchase Agreement (each, a “Fixed Purchase”), on any trading day, in addition to other requirements set forth in the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued 120,337 shares of common stock (the “Commitment Shares”) to the Underwriter with an issuance date fair value of $500,000, which was recognized as a debit to additional paid-in capital.

Although the Purchase Agreement provides that the Company may sell up to an aggregate of $50,000,000 of the Company’s common stock to the Underwriter, only 1,494,404 shares of the Company’s common stock (representing the maximum number of shares the Company may issue and sell under the Purchase Agreement under the Exchange Cap limitation) have been registered for resale to-date, which includes the 120,337 Commitment Shares. If it becomes necessary for the Company to issue and sell to the Underwriter under the Purchase Agreement more shares than are being registered for resale under this prospectus in order to receive aggregate gross proceeds equal to the Total Commitment of $50,000,000 under the Purchase Agreement, the Company must first obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap under the Purchase Agreement in accordance with applicable Nasdaq rules. On August 26, 2021, the stockholders approved the issuance of an additional 10,000,000 shares of the Company’s common stock.

The Purchase Agreement limits the sale of shares of the Company’s common stock to the Underwriter, and the Underwriter’s purchase or acquisition of common stock from the Company, to an amount of common stock that, when aggregated with all other shares of the Company’s common stock then beneficially owned by the Underwriter would result in the Underwriter having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of the Company’s common stock

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price of the shares of common stock that the Company elects to sell to the Underwriter pursuant to a Fixed Purchase under the Purchase Agreement will be determined by reference to the market prices of the common stock during the applicable Fixed Purchase Valuation Period for such Fixed Purchase as set forth in the Purchase Agreement, less a fixed 7% discount. The purchase price of the shares of common stock that the Company elects to sell to the Underwriter pursuant to a VWAP Purchase under the Purchase Agreement will be determined by reference to the lowest daily volume weighted average price of the common stock during the three consecutive trading day-period immediately following the date on which we timely deliver the applicable VWAP Purchase notice for such VWAP Purchase to the Underwriter (the “VWAP Purchase Valuation Period”) as set forth in the Purchase Agreement, less a fixed 5% discount.

In connection with this transaction, the Company engaged a placement agent to help raise capital. The Company has agreed to pay its placement agent a fee of 8% of the amount of the funds raised pursuant to the Purchase Agreement.

During the year ended December 31, 2021, the Company sold an aggregate of 1,374,067 shares of the Company’s common stock to for gross proceeds of $5,135,210 less cash offering costs of $346,710 and non-cash offering costs of $500,000 related to the Commitment Shares.

Accumulated Other Comprehensive Loss

For years ended December 31, 2021 and 2020, the Company recorded a gain of $325,355 and $467,032, respectively, of foreign currency translation adjustments as accumulated other comprehensive income, primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 2 – Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

Warrants

A summary of warrant activity during the year ended December 31, 2021 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2021	969,827	$5.87
Issued	1,858,845	6.01
Exercised	(274,500)	6.00
Cancelled	-	-
Expired	(969,827)	10.78
Outstanding, December 31, 2021	1,584,345	$6.01	0.5	$-
		.
Exercisable, December 31, 2021	1,584,345	$6.01	0.5	$-

See (i) Units and (ii) Public Offering, above, for details about the 2021 warrant issuances.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of outstanding and exercisable warrants as of December 31, 2021 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$6.00	Common Stock	1,569,012	0.5	1,569,012
$7.50	Common Stock	15,333	4.1	15,333
	Total	1,584,345	0.5	1,584,345

Stock Options

On September 28, 2020, the Company granted five-year options for the purchase of 102,346 shares of the Company’s common stock under the 2018 Plan, of which, options for the purchase of 75,678 shares of the Company’s common stock were granted to certain employees of the Company, options for the purchase of 20,001 shares of the Company’s common stock were granted to certain members of the Board of Directors and options for the purchase of 6,667 shares of the Company’s common stock were granted to consultants. The options had an exercise price of $9.08 per share and vest 25% at the first anniversary of date of grant, with the remaining shares vesting ratably on a quarterly basis over the following three years. The options had an aggregate grant date fair value of $263,642, which will be recognized ratably over the vesting period.

Between October 30, 2020 and December 18, 2020, the Company granted five-year options for the purchase of 13,335 shares of the Company’s common stock under the 2018 Plan to consultants. The options had an exercise price between $8.85 and 9.00 per share and vest 25% at the first anniversary of date of grant, with the remaining shares vesting ratably on a quarterly basis over the following three years. The options had an aggregate grant date fair value of $56,797, which will be recognized ratably over the vesting period.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. The weighted average grant date fair value per share of options granted by GGH during the year ended December 31, 2020 was $0.18. No stock options were granted during the year ended December 31, 2021. Assumptions used in applying the Black-Scholes option pricing model during year ended December 31, 2020 are as follows:

Black Scholes assumptions for 2020 option grants

Risk free interest rate	0.16 - 0.39%
Expected term (years)	3.6 - 5.0
Expected volatility	58.00%
Expected dividends	0.00%

During the years ended December 31, 2021 and 2020, the Company recorded stock-based compensation expense of $530,472 and $361,253, respectively, related to stock option grants, which is reflected as general and administrative expenses (classified in the same manner as the grantees’ wage compensation) in the consolidated statements of operations. As of December 31, 2021, there was $418,541 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.06 years.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of GGH stock options activity during the year ended December 31, 2021 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2021	626,579	10.54
Granted	-	-
Exercised	-	-
Expired	(65,552)	27.47
Forfeited	-	-
Outstanding, December 31, 2021	561,027	$8.56	2.3	$-

Exercisable, December 31, 2021	364,574	$9.17	2.0	$-

The following table presents information related to GGH stock options as of December 31, 2021:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$5.78	235,998	2.4	140,250
$8.09	85,338	1.7	69,341
$8.85	3,334	4.0	834
$9.00	10,001	3.8	2,501
$9.08	102,346	3.7	31,993
$11.55	69,668	1.1	65,313
$16.50	54,342	1.0	54,342
	561,027	2.0	364,574

Gaucho Group, Inc. Stock Options

As of December 31, 2021, options to purchase 5,502,500 shares of GGI common stock are outstanding under the 2018 Gaucho Plan (the “GGI Stock Options”). The options are exercisable at $0.14 per share of GGI common stock and expire on December 18, 2023. There is $40,498 unrecognized stock-based compensation expense related to the GGI Stock Options that will be recognized during 2022.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

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

Employment Agreement

On September 28, 2015, the Company entered into an employment agreement with Scott Mathis, the Company’s CEO (the “Employment Agreement”). Among other things, the agreement provided for a three-year term of employment at an annual salary of $401,700 (subject to a 3% cost-of-living adjustment per year), bonus eligibility, paid vacation and specified business expense reimbursements. The agreement sets limits on Mr. Mathis’ annual sales of GGH common stock. Mr. Mathis is subject to a covenant not to compete during the term of the agreement and following his termination for any reason, for a period of twelve months. Upon a change of control (as defined by the agreement), all of Mr. Mathis’ outstanding equity-based awards will vest in full and his employment term resets to two years from the date of the change of control. Following Mr. Mathis’s termination for any reason, Mr. Mathis is prohibited from soliciting Company clients or employees for one year and disclosing any confidential information of GGH for a period of two years. The agreement may be terminated by the Company for cause or by the CEO for good reason, in accordance with the terms of the agreement. The Board of Directors extended the Employment Agreement on various dates such that as of December 31, 2021 the Employment Agreement, as amended, expires on December 31, 2022. All other terms of the Employment Agreement remain the same. The Board of Directors also approved the payment of Mr. Mathis’ cost of living salary adjustment of 3% per annum, which is paid in equal monthly installments beginning January 1, 2021. The Board of Directors granted a retention bonus to Mr. Mathis that consists of the real estate lot on which Mr. Mathis has been constructing a home at Algodon Wine Estates, to vest in one-third increments over the next three years (the “Retention Period”), provided Mr. Mathis’s performance as an employee with the Company continues to be satisfactory, as deemed by the Board of Directors. The grant date market value of the lot is $115,000, and before ownership of the lot can be transferred to Mr. Mathis, the Company must be legally permitted to issue a deed for the property. Mr. Mathis is eligible to receive a pro-rata portion of the bonus if his employment is terminated before the end of the Retention Period.

Due to economic circumstances related to the global coronavirus outbreak 2019 (COVID-19), during 2020, Mr. Mathis voluntarily deferred payment of a portion of his salary. The Company accrued all compensation not paid to Mr. Mathis pursuant to his employment agreement until the Company had sufficient funds to pay his full compensation. The accrued compensation balance owed to Mr. Mathis as of December 31, 2020 was $58,001, which was paid in full on April 7, 2021.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments

The Company leased one corporate office in New York, New York, through an operating lease agreement (the “New York Lease”), which was set to expire on August 31, 2020. Effective May 31, 2020, the Company terminated the New York Lease. As consideration of the termination, the landlord applied the full amount of the $61,284 security deposit as a partial payment of the rent due and payable under the lease. The Company paid the landlord the following additional amounts: (i) $5,683, representing the additional amount of unpaid rent and additional rent due and payable under the lease through the termination date, and (ii) $11,860, representing the landlord’s cost for the post-termination date cleaning of the premises. The Company recognized a loss of $39,367 in connection with the termination of the lease and the derecognition of the ROU asset and related lease liability.

On April 8, 2021, GGI entered into a lease agreement to lease a retail space in Miami, Florida for 7 years, which expires May 1, 2028. As of September 30, 2021, the lease had a remaining term of approximately 6.3 years. Lease payments begin at $26,758 per month and escalate 3% every year over the duration of the lease. The Company was granted rent abatements of 15% for the first year of the lease term, and 10% for the second and third year of the lease term. The Company was required to pay a $56,130 security deposit.

As of December 31, 2021, the Company had no leases that were classified as a financing lease.

Total operating lease expenses were $221,241 and $154,177, years ended December 31, 2021 and 2020, respectively. Lease expenses are recorded in general and administrative expenses on the consolidated statements of operations.

Supplemental cash flow information related to leases was as follows:

	For the Year Ended
	December 31,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$238,081	$78,827

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,861,983	$-

Remaining lease term	6.3	0.0 years

Weighted Average Discount Rate:
Operating leases	7.0%	8.0%

Future minimum lease commitments are as follows:

For the Years Ending December 31,	Amount
2022	$289,409
2023	303,603
2024	336,102
2025	357,881
2026	368,617
Thereafter	485,469
Total future minimum lease payments	2,141,081
Less: imputed interest	(434,582)
Total	$1,706,499

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. SUBSEQUENT EVENTS

On February 3, 2022, the Company purchased the domain name Gaucho.com for $25,000 in cash and 15,000 shares of common stock, subject to adjustment. The seller is entitled to additional shares if the closing price per share is less than $2.64 on August 14,2022, such that the value of the total shares issued to the seller collectively has a fair market value of $36,900.

On February 3, 2022, the Company, through its subsidiaries, acquired 100% of Hollywood Burger Argentina S.R.L., now Gaucho Development S.R.L., in exchange for issuing 1,283,423 shares of its common stock to Hollywood Burger Holdings, Inc, a company with whom GGH shares common management.

On February 28, 2022, the Company, a current 79% shareholder of Gaucho Group, Inc., a Delaware corporation and private company (“GGI”) offered to purchase up to 5,266,509 shares of common stock of GGI in exchange for an aggregate of approximately 1,042,788 shares of common stock of the Company, upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Share Exchange and Subscription Agreement. On March 28, 2022, the Company issued 1,042,788 shares of its common stock to the minority holders of GGI, in exchange for the remaining 21% ownership of GGI.

Foreign Currency Exchange Rates

The Argentine Peso to United States Dollar exchange rate was 110.7058, 102.6834 and 84.0747 at March 28, 2022, December 31, 2021 and December 31, 2020, respectively.

The British pound to United States dollar exchange rate was 0.7620, 0.7340 and 0.7325 at March 28, 2021, December 31, 2021 and December 31, 2020, respectively.

