Form 10-Q
period 2022-03-31
Gaucho Group Holdings, Inc.
filed 2022-05-16
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 13,183,258 shares of common stock outstanding.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets
Cash	$977,611	$3,649,407
Accounts receivable, net of allowance of $236,330 and $229,768 at March 31, 2022 and December 31, 2021, respectively	436,469	658,091
Accounts receivable - related parties, net of allowance of $339,503 at March 31, 2022 and December 31, 2021	1,071,876	927,874
Advances to employees	285,322	290,915
Inventory	1,609,257	1,490,639
Real estate lots held for sale	516,831	542,885
Prepaid expenses and other current assets	620,841	422,129
Total Current Assets	5,518,207	7,981,940
Long Term Assets
Accounts receivable, non-current portion, net	3,338,492	3,027,247
Property and equipment, net	6,661,809	3,776,941
Operating lease right-of-use asset	1,613,884	1,667,209
Prepaid foreign taxes, net	901,534	804,265
Intangible assets	74,016	-
Investment - related parties	7,000,000	7,000,000
Deposits	56,130	56,130
Total Assets	$25,164,072	$24,313,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

	March 31,	December 31,
	2022	2021
	(unaudited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$657,551	$507,734
Accrued expenses, current portion	807,433	965,411
Deferred revenue	759,900	713,616
Operating lease liabilities, current portion	184,618	175,316
Loans payable, current portion	196,995	223,356
Debt obligations	7,000	7,000
Convertible debt obligations, net	5,547,932	5,728,348
Other current liabilities	145,712	160,578
Total Current Liabilities	8,307,141	8,481,359
Long Term Liabilities
Accrued expenses, non-current portion	121,064	115,346
Operating lease liabilities, non-current portion	1,482,989	1,531,183
Loans payable, non-current portion	92,745	94,000
Total Liabilities	10,003,939	10,221,888
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock, 11,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 12,235,642 and 9,881,955 shares issued and 12,232,273 and 9,878,586 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	122,356	98,820
Additional paid-in capital	124,354,546	121,543,241
Accumulated other comprehensive loss	(11,344,040)	(11,607,446)
Accumulated deficit	(97,926,374)	(95,726,534)
Treasury stock, at cost, 3,369 shares at March 31, 2022 and December 31, 2021	(46,355)	(46,355)
Total Gaucho Group Holdings, Inc. Stockholders’ Equity	15,160,133	14,261,726
Non-controlling interest	-	(169,882)
Total Stockholders’ Equity	15,160,133	14,091,844
Total Liabilities and Stockholders’ Equity	$25,164,072	$24,313,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Sales	$425,597	$275,039
Cost of sales	(238,127)	(159,466)
Gross profit	187,470	115,573
Operating Expenses
Selling and marketing	171,820	116,516
General and administrative	1,745,234	1,357,997
Depreciation and amortization	46,219	36,930
Total operating expenses	1,963,273	1,511,443
Loss From Operations	(1,775,803)	(1,395,870)

Other Expense (Income)
Interest expense, net	754,220	5,979
Forgiveness of PPP loan	-	(242,486)
Other income	(75,000)	-
Gains from foreign currency translation	(182,922)	(19,003)
Total other (income) expense	496,298	(255,510)
Net Loss	(2,272,101)	(1,140,360)
Net loss attributable to non-controlling interest	72,261	27,509
Net Loss Attributable to Common Stockholders	$(2,199,840)	$(1,112,851)

Net Loss Per Common Share
Basic and Diluted	$(0.21)	$(0.18)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	10,437,585	6,343,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Net loss	$(2,272,101)	$(1,140,360)
Other comprehensive income :
Foreign currency translation adjustments	263,406	98,980
Comprehensive loss	(2,008,695)	(1,041,380)
Comprehensive loss attributable to non-controlling interests	72,261	27,509
Comprehensive loss attributable to controlling interests	$(1,936,434)	$(1,013,871)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Gaucho Group Holdings Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Equity
Balance - January 1, 2022	9,881,955	$98,820	3,369	$(46,355)	$121,543,241	$(11,607,446)	$(95,726,534)	$14,261,726	$(169,882)	$14,091,844
Stock-based compensation:
Options	-	-	-	-	72,700	-	-	72,700	10,354	83,054
401(k)	12,476	125	-	-	27,696	-	-	27,821	-	27,821
Common stock issued for purchase of minority interest	1,042,788	10,427	-	-	(242,216)	-	-	(231,789)	231,789	-
Common stock issued for acquisition of GDS	1,283,423	12,834	-	-	2,181,819	-	-	2,194,653	-	2,194,653
Common stock issued for purchase of domain name	15,000	150	-	-	39,450	-	-	39,600	-	39,600
Warrants issued for modification of convertible debt principal	-	-	-	-	731,856	-	-	731,856	-	731,856
Net loss	-	-	-	-	-	-	(2,199,840)	(2,199,840)	(72,261)	(2,272,101)
Other comprehensive loss	-	-	-	-	-	263,406	-	263,406	-	263,406
Balance - March 31, 2022	12,235,642	$122,356	3,369	$(46,355)	$124,354,546	$(11,344,040)	$(97,926,374)	$15,160,133	$-	$15,160,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(unaudited)

	Series B									Gaucho Group
	Convertible Redeemable						Additional	Accumulated Other		Holdings Stockholders’	Non-	Total Stockholders’
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Deficiency	controlling	(Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Equity)	Interest	Equity
Balance - January 1, 2021	901,070	$9,010,824	5,234,406	$52,344	3,369	$(46,355)	$96,951,440	$(11,932,801)	$(93,534,828)	$(8,510,200)	$(106,798)	$(8,616,998)
Stock-based compensation:
Options and warrants	-	-	-	-	-	-	101,453	-	-	101,453	67,196	168,649
Common stock and warrants issued for cash, in public offering, net of offering costs [1]	-	-	1,333,334	13,333	-	-	6,589,008	-	-	6,602,341	-	6,602,341
Common stock and warrants issued for cash	-	-	73,167	732	-	-	438,268	-	-	439,000	-	439,000
Common stock and warrants issued to underwriter in public offering	-	-	-	-	-	-	297,963	-	-	297,963	-	297,963
Common stock and warrants issued upon exchange of debt and accrued interest	-	-	237,012	2,370	-	-	1,419,698	-	-	1,422,068	-	1,422,068
Common stock issued upon conversion of Series B Convertible Preferred Stock	(901,070)	(9,010,824)	600,713	6,007	-	-	9,004,817	-	-	9,010,824	-	9,010,824
Effect of reverse stock split	-	-	495	-	-	-	-	-	-	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,112,851)	(1,112,851)	(27,509)	(1,140,360)
Other comprehensive income	-	-	-	-	-	-	-	98,980	-	98,980	-	98,980
Balance - March 31, 2021	-	$-	7,479,127	$74,786	3,369	$(46,355)	$114,802,647	$(11,833,821)	$(94,647,679)	$8,349,578	$(67,111)	$8,282,467

[1]	Includes gross proceeds of $8,002,004, less offering costs of $1,399,663 ($1,034,684 of cash and $364,979 of non-cash).

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(2,272,101)	$(1,140,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	18,976	16,462
Options and warrants	83,054	168,649
Noncash lease expense	53,325	-
Gain on foreign currency translation	(182,922)	(19,003)
Unrealized investment losses	-	399
Depreciation and amortization	46,219	36,930
Amortization of debt discount	551,441	-
Provision for (recovery of) uncollectible assets	94	(6,284)
Forgiveness of PPP Loan	-	(242,486)
Decrease (increase) in assets:
Accounts receivable	(272,116)	(148,579)
Employee advances	2,080	-
Inventory	(92,564)	(85,825)
Deposits	-	20,585
Prepaid expenses and other current assets	(207,513)	(59,836)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	186,280	(605,840)
Operating lease liabilities	(38,892)	-
Deferred revenue	40,259	(4,246)
Other liabilities	(14,866)	(5,651)
Total Adjustments	172,855	(934,725)
Net Cash Used in Operating Activities	(2,099,246)	(2,075,085)
Cash Used in Investing Activities
Cash paid to acquire GDS, net of cash acquired	(7,560)	-
Purchase of property and equipment	(767,068)	(16,856)
Purchase of intangible asset	(34,999)	-
Net Cash Used in Investing Activities	(809,627)	(16,856)
Cash Provided by Financing Activities
Repayments of loans payable	(26,329)	(80,413)
Proceeds from underwritten public offering, net of offering costs (1)	-	7,287,004
Cash offering costs paid for underwritten public offering	-	(319,684)
Proceeds from sale of common stock and warrants	-	439,000
Net Cash (Used in) Provided by Financing Activities	(26,329)	7,325,907
Effect of Exchange Rate Changes on Cash	263,406	98,946
Net (Decrease) Increase in Cash	(2,671,796)	5,332,912
Cash - Beginning of Period	3,649,407	134,536
Cash - End of Period	$977,611	$5,467,448

(1)	Includes gross proceeds of $8,002,004, less offering costs of $715,000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Interest paid	$108,691	$325,402
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Equity issued to satisfy accrued stock-based compensation expense	$27,821	$-
Equity issued as consideration for intangible assets	$39,600	$-
Equity issued for purchase of non-controlling interest	$231,789	$-
Equity issued for acquisition of GDS	$2,194,653	$-
Warrants issued and debt principal exchanged upon modification of convertible debt	$731,856	$-
Common stock and warrants issued upon exchange of debt and accrued interest	$-	$1,422,068
Series B Preferred stock converted to common stock	$-	$9,010,824
Reclassification of deferred offering costs to additional paid in capital	$-	$67,016
Common stock and warrants issued to underwriter in public offering	$-	$297,963

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

GGH operates its properties through its ALGODON® brand. IPG and AGP have invested in two ALGODON® brand projects located in Argentina. The first project is Algodon Mansion, a Buenos Aires-based luxury boutique hotel property that opened in 2010 and is owned by the Company’s subsidiary, The Algodon – Recoleta, SRL (“TAR”). The second project is the redevelopment, expansion and repositioning of a Mendoza-based winery and golf resort property now called Algodon Wine Estates (“AWE”), the integration of adjoining wine producing properties, and the subdivision of a portion of this property for residential development. On February 3, 2022, the Company acquired additional real estate through the acquisition of 100% ownership in Hollywood Burger Argentina S.R.L., now Gaucho Development S.R.L. (“GDS”).

GGH also manufactures, distributes, and sells high-end luxury fashion and accessories through its subsidiary, Gaucho Group, Inc. (“GGI”). GGH held a 79% ownership interest in GGI through March 28, 2022, at which time GGH acquired the remaining 21% ownership interest in GGI. See Non-Controlling Interest, below.

On June 14, 2021, the Company formed a wholly-owned subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”), and on June 17, 2021, Gaucho Group Holdings, Inc announced the signing of an agreement between GVI and LVH Holdings LLC (“LVH”) to develop a project in Las Vegas, Nevada. As of March 31, 2022, the Company had contributed total capital of $7.0 million to LVH and received 396 limited liability company interests, representing an 11.9% equity interest in LVH.

Non-Controlling interest

As a result of the 2019 conversion of certain convertible debt into shares of Gaucho Group, Inc. (“GGI”) common stock, GGI investors obtained a 21% ownership interest in GGI, which was recorded as a non-controlling interest. The profits and losses of GGI for the three months ended March 31, 2021 and for the period from January 1, 2022 through March 28, 2022 are allocated between the controlling interest and the non-controlling interest in the same proportions as their membership interest. On March 28, 2022, the Company issued 1,042,788 shares of its common stock to the minority holders of GGI, in exchange for the remaining 21% ownership of GGI, such that as of March 31, 2022, the Company owns 100% of the outstanding common stock of GGI.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Risks and Uncertainties

In December 2019, the 2019 novel coronavirus (“COVID-19”) surfaced in Wuhan, China. The World Health Organization declared the outbreak as a global pandemic in March 2020. resulting in the temporarily closure of our corporate office, and the temporary suspension of our hotel, restaurant, winery operations, golf and tennis operations, and our real estate development operations. Further, some outsourced factories from which Gaucho ordered products had closed, borders for importing product had been impacted and the Gaucho fulfillment center was also closed for several weeks. In response, the Company reduced its costs by negotiating out of its New York lease, renegotiating with vendors, and implementing salary reductions. The Company also created an e-commerce platform for our wine sales in response to the pandemic. As of the date of this report, The Company has resumed real estate development operations and has re-opened its winery and golf and tennis facilities, as well as its hotels.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2022 and for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2022.

Liquidity

As of March 31, 2022, the Company had cash and a working capital deficit of $977,611 and $2,788,934, respectively. During the three months ended March 31, 2022 and 2021, the Company incurred a net loss of $2,272,101 and $1,140,360, respectively, and used cash in operating activities of $2,099,246 and $2,075,085, respectively.

The Company expects that its cash on hand, plus additional cash from the sales of common stock under the Purchase Agreement (see Note 15 –Stockholders’ Equity) will fund its operations for at least 12 months after the issuance date of these financial statements.

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

Highly Inflationary Status in Argentina

The Company recorded gains on foreign currency transactions of $182,922 and $19,003 during the three months ended March 31, 2022 and 2021 respectively, as a result of the net monetary liability position of its Argentine subsidiaries.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $377,153 at March 31, 2022, of which $237,467 represents cash held in Argentine bank accounts.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 provides a single comprehensive model to use in accounting for revenue arising from contracts with customers, and gains and losses arising from transfers of non-financial assets including sales of property and equipment, real estate, and intangible assets.

The Company earns revenues from the sale of real estate lots, as well as hospitality, food & beverage, other related services, and from the sale of clothing and accessories. The Company recognizes revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended
	March 31,
	2022	2021

Real estate sales	$184,658	$-
Hotel rooms and events	139,099	105,179
Restaurants	17,270	128,018
Winemaking	26,809	18,665
Agricultural	27,498	-
Golf, tennis and other	25,101	16,618
Clothes and accessories	5,162	6,559
Total revenues	$425,597	$275,039

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

As of March 31, 2022 and December 31, 2021, the Company had deferred revenue of $681,984 and $622,453, respectively, associated with real estate lot sale deposits, $71,891 and $91,163, respectively, related to hotel deposits and $6,025 and $0, respectively, related to a leased property (See Note 9 – Deferred Revenue). Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the condensed consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of March 31,
	2022	2021

Options	561,027	601,263
Warrants	2,024,166	2,824,840
Convertible debt	1,897,860	-
Total potentially dilutive shares	4,483,053	3,426,103

Recently Adopted Accounting Pronouncements

On May 3, 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2022 and it did not have a material effect on its condensed consolidated financial statements.

3. ACQUISITION OF HOLLYWOOD BURGER ARGENTINA, S.R.L.

On February 3, 2022, the Company, through its subsidiaries, acquired 100% of Hollywood Burger Argentina S.R.L., now Gaucho Development S.R.L., (“GDS”) in exchange for issuing 1,283,423 shares of its common stock, valued at $2,194,653 at date of issuance, to Hollywood Burger Holdings, Inc, a company with whom GGH shares common management and ownership.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The acquisition was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was represented by a group of similar assets. The total purchase consideration of $2,204,908 (including $10,255 of legal fees incurred in connection with the acquisition) was allocated to the assets and liabilities acquired as follows (subject to adjustment):

Land	$1,528,134
Building	635,302
Cash	2,694
Prepaid expenses	674
Deferred tax credits	63,282
Accounts payable	(313)
Accrued taxes payable	(8,154)
Related Party Payable (AWE & TAR)	(10,686)
Lease Deposit Payable	(6,025)
$2,204,908

4. INVENTORY

Inventory at March 31, 2022 and December 31, 2021 was comprised of the following:

	March 31, 2022	December 31, 2021

Vineyard in process	$755,065	$597,900
Wine in process	457,278	410,755
Finished wine	14,519	34,522
Clothes and accessories	158,180	208,759
Clothes and accessories in process	130,246	127,154
Other	93,970	111,549
Total	$1,609,257	$1,490,639

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2022	December 31, 2021

Buildings and improvements	$3,791,687	$2,869,300
Real estate development	236,563	210,322
Land	2,193,404	575,233
Furniture and fixtures	403,560	403,560
Vineyards	219,766	219,766
Machinery and equipment	731,538	693,761
Leasehold improvements	756,028	449,401
Computer hardware and software	264,851	245,978
	8,597,397	5,667,321
Less: Accumulated depreciation and amortization	(1,935,588)	(1,890,380)
Property and equipment, net	$6,661,809	$3,776,941

Depreciation and amortization of property and equipment was $45,636 and $36,930 during the three months ended March 31, 2022 and 2021, respectively.

6. INTANGIBLE ASSETS

On February 3, 2022, the Company purchased the domain name Gaucho.com, in exchange cash consideration of $34,999 and 15,000 shares of common stock valued at $39,600 (see Note 15 – Stockholders’ Equity, Common Stock). The domain name is being amortized over its useful life of 15 years.

The Company recognized $583 of amortization expense during the three months ended March 31, 2022, related to the domain name. Future amortization of the Company’s intangible asset is as follows:

April 1 through December 31, 2022	$3,975
For the years ended December 31,
2023	4,973
2024	4,973
2025	4,973
2026	4,973
2027	4,973
Thereafter	45,176
$74,016

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

The carrying amounts of the Company’s short-term financial instruments including cash, accounts receivable, advances and loans to employees, prepaid taxes and expenses, accounts payable, accrued expenses and other liabilities approximate fair value due to the short-term nature of these instruments. The carrying value of the Company’s loans payable, debt obligations and convertible debt obligations approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

8. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	March 31,	December 31,
	2022	2021

Accrued compensation and payroll taxes	$129,738	$216,916
Accrued taxes payable - Argentina	298,096	228,338
Accrued interest	174,722	76,852
Accrued placement agent commissions	-	66,889
Other accrued expenses	204,877	376,416
Accrued expenses, current	807,433	965,411
Accrued payroll tax obligations, non-current	121,064	115,346
Total accrued expenses	$928,497	$1,080,757

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On November 27, 2020, the Company entered into various payment plans, pursuant to which it agreed to pay its Argentine payroll tax obligations over a period of 60 to 120 months. The current portion of payments due under the plan is $219,852 and $157,532 as of March 31, 2022 and December 31, 2021, respectively, which is included in accrued taxes payable – Argentina, above. The non-current portion of accrued expenses represents payments under the plan that are scheduled to be paid after twelve months. The Company incurred interest expense of $4,487 and $2,728 during the three months ended March 31, 2022 and 2021, respectively, related to these payment plans.

9. DEFERRED REVENUE

Deferred revenue is comprised of the following:

	March 31, 2022	December 31, 2021

Real estate lot sales deposits	$681,984	$622,453
Other	71,891	91,163
Leased property deposit	6,025
Total	$759,900	$713,616

The Company accepts deposits in conjunction with agreements to sell real estate building lots at Algodon Wine Estates in the Mendoza wine region of Argentina. These lot sale deposits are generally denominated in U.S. dollars. The Company executed new agreements for the sale of one additional lot during the three months ended March 31, 2022 and recorded deferred revenues in the amount of $64,990. This increase in deferred revenues is partially offset by the impact of the change in exchange rates during the period. Revenue is recorded when the sale closes, and the deeds are issued.

10. LOANS PAYABLE

The Company’s loans payable are summarized below:

	March 31, 2022	December 31, 2021
EIDL	$94,000	$94,000
2018 Loan	195,740	223,356
Total loans payable	289,740	317,356
Less: current portion	196,995	223,356
Loans payable, non-current	$92,745	$94,000

During the three months ended March 31, 2022, the Company made principal payments in the amount of $26,329 on the 2018 Loan payable.

The Company incurred interest expense related to the loans payable in the amount of $4,273 and $5,968 during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, there is accrued interest of $7,668 and $6,787, respectively, related to the Company’s loans payable.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. CONVERTIBLE DEBT OBLIGATIONS

Amounts owed pursuant to the Company’s convertible debt obligations are as follows:

	Principal	Debt Discount	Convertible debt, net of discount
Balance at January 1, 2022	$6,480,000	$(751,652)	$5,728,348
Less: Debt principal exchanged for warrants	(300)	(731,556)	(731,856)
Amortization of debt discount	-	551,440	551,440
Balance at March 31, 2022	$6,479,700	$(931,768)	$5,547,932

On November 3, 2021, the Company sold senior secured convertible notes of the Company, in the aggregate original principal amount of $6,480,000 (the “GGH Notes”), for gross proceeds of $6,000,000. The GGH Notes are due and payable on the first anniversary of the issuance date (the “Maturity Date”), bear interest at 7% per annum and are convertible into shares of common stock of the Company at a conversion price of $3.50 (subject to adjustment for standard anti-dilution events). Pursuant to the original terms of the GGH Notes, beginning on February 7, 2022, the Company was to make nine monthly payments consisting of principal in the amount of $720,000, plus (i) accrued interest and (ii) a make-whole amount equal to the additional interest that would accrue if the entire GGH Notes principal remained outstanding through the Maturity Date. Holders of GGH Notes may convert any portion of outstanding and unpaid principal and interest at any time, subject to a 4.99% beneficial ownership limitation.

On February 22, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with holders of GGH Notes. Pursuant to the Exchange Agreement, the Company is able to defer monthly principal payments until May 7, 2022 and will make six monthly payments in the amount of $1,080,000, plus accrued interest and make-whole amount. As consideration for entering into the Exchange Agreement, $300 of aggregate principal amount the GGH Notes was exchanged for three-year warrants (the GGH Warrants”) for the purchase of an aggregate of 750,000 shares of the Company’s common stock at an exercise price of $1.75 per share, which had an aggregate grant date value of $731,556. The Exchange Agreement was accounted for as a debt modification and the grant date value of the GGH Warrants was recorded as additional debt discount. See Note 18 – Subsequent Events, Convertible Debt Amendment for additional information.

The GGH Notes include several embedded features that require bifurcation. However, management has determined that the value of these bifurcated derivatives is de minimis as of November 3, 2021 (date of the agreement), December 31, 2021 and March 31, 2022.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company incurred total interest expense of $749,229 related to the Convertible Notes during the three months ended March 31, 2022, including (i) $113,396 interest accrued at 7% per annum; (ii) the make-whole amount of $84,393, and (iii) amortization of debt discount in the amount of $551,440. During the three months ended March 31, 2022, the Company paid interest in the amount of $100,800, such that interest accrued on the GGH Notes is $162,509 and $65,520 as of March 31, 2022 and December 31, 2021, respectively.

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

The Company has recast its financial information and disclosures for the prior period to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented. The following tables present segment information for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31, 2022				For the Three Months Ended March 31, 2021
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL
Revenues	420,435	5,162	$-	$425,597	$268,481	$6,558	$-	$275,039
Revenues from Foreign Operations	420,435	-	$-	$420,435	$268,481	$-	$-	$268,481
Loss from Operations	(385,853)	(358,533)	$(1,031,417)	$(1,775,803)	$(103,125)	$(125,751)	$(1,166,994)	$(1,395,870)

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present segment information as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022				As of December 31, 2021
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL
Total Property and Equipment, net	$5,895,352	$766,457	$-	$6,661,809	$3,329,351	$447,590	$-	$3,776,941
Total Property and Equipment, net in Foreign Countries	$5,895,352	$-	$-	$5,895,352	$3,329,351	$-	$-	$3,329,351
Total Assets	$20,103,173	$3,070,357	$1,990,542	$25,164,072	$17,413,160	$2,660,305	$4,240,267	$24,313,732

13. RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties of $1,071,876 and $927,874 at March 31, 2022 and December 31, 2021, respectively, represent the net realizable value of advances made to separate entities under common management.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a Related Party to share expenses such as office space, support staff, professional services, and other operating expenses (the “Related Party ESA”). During the three months ended March 31, 2022 and 2021, the Company recorded a contra-expense of $228,226 and $93,021, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement.

14. BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. For the three months ended March 31, 2022 and 2021, the Company recorded a charge associated with its contribution of $18,976 and $16,462, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair value of its common stock on the date the shares are issued. During the three months ended March 31, 2022, the Company issued 12,476 shares at $2.23 per share in satisfaction of $27,821 of 401(k) contribution liabilities.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

15. STOCKHOLDERS’ EQUITY

Common Stock

On February 3, 2022, the Company issued 15,000 shares of common stock and paid $34,999 cash as consideration for the purchase of the domain name Gaucho.com. The seller is entitled to additional shares if the closing price per share is less than $2.64 on August 14, 2022, such that the collective value of the total shares issued to the seller has a fair market value of $36,900.

On February 3, 2022, the Company issued 1,283,423 shares of its common stock, valued at $2,194,653, to Hollywood Burger Holdings, Inc, a company with whom GGH shares common management, in exchange for a 100% ownership interest in Hollywood Burger Argentina S.R.L., now Gaucho Development S.R.L., The purpose of the acquisition was to acquire certain real property held by Gaucho Development S.R.L. (see Note 3 – Acquisition of Hollywood Burger Argentina, S.R.L.)

On March 28, 2022, the Company issued 1,042,788 shares of its common stock, valued at $2,419,268, to the minority holders of GGI, in exchange for the remaining 21% non-controlling interest in GGI. The acquisition of the remaining shares of GGI resulted in a decrease of non-controlling interest to zero, and an adjustment to additional paid-in capital to reflect the Company’s increased ownership in GGI.

Accumulated Other Comprehensive Loss

For three months ended March 31, 2022 and 2021, the Company recorded a gain of $263,406 and $98,980, respectively, of foreign currency translation adjustments as accumulated other comprehensive income, primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 2 – Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

Warrants

A summary of warrant activity during the three months ended March 31, 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2022	1,584,345	$6.01
Issued	750,000	1.75
Exercised	-	-
Expired	(310,179)	6.00
Canceled	-	-
Outstanding, March 31, 2022	2,024,166	$4.44	1.3	$622,500

Exercisable, March 31, 2022	2,024,166	$4.44	1.3	$622,500

See Note 11 – Convertible Debt Obligations for details regarding warrants issued during the three months ended March 31, 2022.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of outstanding and exercisable warrants as of March 31, 2022 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$1.75	Common Stock	750,000	2.9	750,000
$6.00	Common Stock	1,258,833	0.4	1,258,833
$7.50	Common Stock	15,333	3.9	15,333
	Total	2,024,166	1.3	2,024,166

Stock Options

No stock options were granted during the three months ended March 31, 2022 or the three months ended March 31, 2021. The following table presents information related to GGH stock options outstanding as of March 31, 2022:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.59	3,334	3.7	1,043
$0.60	10,001	3.6	3,128
$5.78	235,998	2.1	155,050
$8.09	85,338	1.5	74,738
$9.08	102,346	3.5	38,428
$11.55	69,668	0.9	69,668
$16.50	54,342	0.7	54,436
	561,027	1.7	396,491

During the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense of $72,700 and $101,453, respectively, related to stock options for the purchase of GGH common stock, which is reflected as general and administrative expenses (classified in the same manner as the grantees’ wage compensation) in the accompanying condensed consolidated statements of operations. As of March 31, 2022, there was $347,647 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.9 years.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Gaucho Group, Inc. Stock Options

As of March 31, 2022, options to purchase 5,502,500 shares of GGI common stock are outstanding under the 2018 Gaucho Plan (the “GGI Stock Options”). The options are exercisable at $0.14 per share of GGI common stock and expire on December 18, 2023. During the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense of $10,354 and $67,196, respectively, related to stock options for the purchase of GGI common stock As of March 31, 2022, there is $40,017 unrecognized stock-based compensation expense related to the GGI Stock Options that will be recognized through December 31, 2022.

16. COMMITMENTS AND CONTINGENCIES

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

17. LEASES

On April 8, 2021, GGI entered into a lease agreement to lease a retail space in Miami, Florida for 7 years, which expires May 1, 2028. As of March 31, 2022, the lease had a remaining term of approximately 6.1 years. Lease payments begin at $26,758 per month and escalate 3% every year over the duration of the lease. The Company was granted rent abatements of 15% for the first year of the lease term, and 10% for the second and third year of the lease term. The Company was required to pay a $56,130 security deposit.

As of March 31, 2022, the Company had no leases that were classified as a financing lease. There were no operating leases in effect during the three months ended March 31, 2021.

Total operating lease expenses were $82,965 and $0 during the three months ended March 31, 2022 and 2021, respectively. Lease expenses are recorded in general and administrative expenses on the accompanying condensed consolidated statements of operations.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Supplemental cash flow information related to leases was as follows:

For the Three Months Ended
March 31, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	68,232

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-

Remaining lease term	6.1

Weighted Average Discount Rate:
Operating leases	7.0%

Future minimum lease commitments are as follows:

For the period April 1 through December 31, 2022	$221,177
For the years ended December 31,
2023	303,603
2024	336,102
2025	357,881
2026	368,617
2027	365,004
Thereafter	120,165
Total future minimum lease payments	2,072,549
Less: imputed interest	(404,942)
Total	$1,667,607

The Company is the lessor of a building and land that it purchased in connection with acquisition of GDS, pursuant to an operating lease which expires on August 31, 2031. At the end of the leases, the lessee may enter into a new lease or return the asset, which would be available to the Company for releasing. The Company recorded lease revenue of $3,745 and $0 during the three months ended March 31, 2022 and 2021, respectively, related to this lease agreement.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

18. SUBSEQUENT EVENTS

Convertible Debt Amendment and Conversion

On May 2, 2022, the Company entered into a letter agreement with the holders of GGH Notes (the “Letter Agreement”). The Letter Agreement provides for the reduction of the conversion price for shares of the Company’s common stock from $3.50 to $1.35 between May 3, 2022 through May 13, 2022. Further, On May 12, 2022, the Company entered into a conversion agreement with the holders of GGH Notes (the “Conversion Agreement”) pursuant to which the parties agreed to reduce the Conversion Price to $0.95 and the holders of GGH Notes have committed to converting up to 4.90% of the outstanding shares of common stock of the Company.

During the period from May 2, 2022 through May 11, 2022, principal, interest and fees in the amount of $357,498 was converted into 264,813 shares of common stock at a conversion price of $1.35 per share. On May 13, 2022 principal, interest and fees in the amount of $1,165,099 was converted into 1,226,420 shares of common stock at conversion price of $0.95 per share, of which 595,165 shares were issued as pre-delivery shares on November 9, 2022 and the remaining 630,255 shares were issued on May 13, 2022.

Common Stock Issued

From April 19, 2022 through May 11, 2022, , the Company sold 55,917 shares of the Company’s common stock to for aggregate gross proceeds of $68,050 less cash offering costs of $5,444.

Foreign Currency Exchange Rates

The Argentine Peso to United States Dollar exchange rate was 117.3984, 110.9297 and 102.6834 at May 14, March 31, 2022, and December 31, 2021, respectively.

The British pound to United States dollar exchange rate was 0.8154, 0.7613 and 0.7340 at May 14, March 31, 2022, and December 31, 2021, respectively.

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

Overview

Gaucho Group Holdings, Inc. (“GGH” or the “Company”) positions its e-commerce leather goods, accessories, and fashion brand, Gaucho – Buenos Aires™, as one of luxury, creating a platform for the global consumer to access their piece of Argentine style and high-end products. With a concentration on leather goods, ready-to-wear and accessories, this is the luxury brand in which Argentina finds its contemporary expression. During the first quarter of 2022, the Company launched Gaucho Casa, a Home & Living line of luxury textiles and home accessories, which will be marketed and sold on the Gaucho – Buenos Aires e-commerce platform. Gaucho Casa challenges traditional lifestyle collections with its luxury textiles and home accessories rooted in the singular spirit of the gaucho aesthetic. GGH seeks to grow its direct-to-consumer online products to global markets in the United States, Asia, the United Kingdom, Europe, and Argentina. We intend to focus on e-commerce and scalability of the Gaucho – Buenos Aires and Gaucho Casa brands, as real estate in Argentina is politically sensitive.

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

Recent Developments and Trends

On January 25, 2022, at the Special Meeting of the Stockholders of the Company, for purposes of complying with the Nasdaq Exchange Cap rule, the stockholders approved the issuance of up to 12,164,213 shares pursuant to the Securities Purchase Agreement. On January 11, 2022, we filed a registration statement on Form S-1 to register up to 12,164,213 shares of our common stock for resale by the Investors upon conversion of the Notes.

On February 3, 2022, we purchased the domain name Gaucho.com for $34,999 in cash and 15,000 shares of common stock, subject to adjustment. The seller is entitled to additional shares if the closing price per share is less than $2.64 on August 14, 2022, such that the value of the total shares issued to the seller collectively has a fair market value of $36,900.

On February 3, 2022, we, acquired 100% of Hollywood Burger Argentina S.R.L., now Gaucho Development S.R.L., in exchange for issuing 1,283,423 shares of common stock to Hollywood Burger Holdings, Inc, a company with whom GGH shares common management.

On February 28, 2022, we offered to purchase up to 5,266,509 shares of common stock of Gaucho Group, Inc., a Delaware corporation and private company (“GGI”) in exchange for an aggregate of approximately 1,042,788 shares of common stock of the Company, upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Share Exchange and Subscription Agreement. Prior to March 28, 2022 we held 79% of the shares of GGI. On March 28, 2022, we issued 1,042,788 shares of our common stock to the minority holders of GGI, in exchange for the remaining 21% ownership GGI.

The global impact of COVID-19 and its variants (“COVID-19”) pandemic continues to evolve. We continue to closely monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on our operations, financial position and cash flows, as well as the impact on our employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact our future operations and liquidity remains uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined.

Consolidated Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Overview

We reported a net loss of approximately $2.3 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.

Revenues

Revenues from operations were approximately $426,000 and $275,000 during the three months ended March 31, 2022 and 2021, respectively, reflecting an increase of approximately $151,000 or 55%. Increases in real estate lot revenues of approximately $187,000 and increases in hotel, wine and agricultural sales of approximately $119,000 resulting from the easing of COVID restrictions and the Argentine government’s efforts to promote tourism and revitalize local businesses by subsidizing a portion of sales, were partially offset by a decrease of approximately $106,000 in restaurant sales as the result of our restaurants being closed for renovations during the period, and a decrease of approximately $61,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Gross profit

We generated a gross profit of approximately $187,000 and $116,000 for the three months ended March 31, 2022 and 2021, respectively, representing an increase of approximately $71,000 or 62%.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $79,000 from approximately $159,000 for the three months ended March 31, 2021 to approximately $238,000 for the three months ended March 31, 2022. The increase in cost of sales resulted from the increase in hotel, restaurant, and wine costs of approximately $121,000 which corresponds to the increase in the related revenues as discussed above, and an increase in real estate costs of approximately $20,000, which were partially offset by the decrease of approximately $61,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Selling and marketing expenses

Selling and marketing expenses were approximately $172,000 and $117,000 for the three months ended March 31, 2022 and 2021, respectively, representing an increase of $55,000 or 47%, primarily related to GGI advertising and marketing expenses for GGI’s new retail space.

General and administrative expenses

General and administrative expenses were approximately $1,745,000 and $1,358,000 for the three months ended March 31, 2022 and 2021, respectively, representing an increase of $387,000 or 28%. Increases primarily consisting of (i) $181,000 increase in professional fees primarily related to a special stockholder meeting held during the first quarter of 2022, (ii) the increase of approximately $100,000 in consulting fees related to new hotel development projects in Argentina, (iii) increase in rent and occupancy costs of approximately $117,000 related to GGI’s new retail space, (iv) increase in travel expenses of approximately $107,000 related to investor travel to Argentina, and travel related to hotel development, were partially offset by a decrease of approximately $54,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $46,000 and $37,000 during the three months ended March 31, 2022 and 2021, respectively, representing an increase of $9,000 or 24%, related to new asset purchases.

Interest expense, net

Interest expense, net was approximately $754,000 and $6,000 during the three months ended March 31, 2022 and 2021, respectively, representing an increase of $748,000. The increase is the result of accrued interest, and amortization of debt discount related to convertible debt issued in November of 2021.

Other income

Other income of approximately $75,000 during the three months ended March 31, 2022 represents the management fee received from LVH.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	March 31, 2022	December 31, 2021
	(unaudited)
Cash	$977,611	$3,649,407
Working Capital (Deficiency)	$(2,788,934)	$(499,419)
Loans Payable	$289,740	$317,356
Debt Obligations	$7,000	$7,000
Convertible Debt Obligations	$6,479,700	$6,480,000

Cash requirements for our current liabilities include approximately $1.5 million for accounts payable and accrued expenses, approximately $196,000 for lease liabilities, and approximately $150,000 for debt obligations and other current liabilities. We also have convertible debt obligations in the amount of $6,480,000 which, if not converted prior to maturity, are due on November 2, 2022. Cash requirements for our long-term liabilities include approximately $1.5 million for operating lease liabilities, approximately $121,000 related to a payment plan for Argentine payroll taxes, and approximately $94,000 for loans payable. In addition, we are obligated to make additional capital contributions in the aggregate amount of $28.0 million to LVH pursuant to the LVH LLC Agreement.

During the three months ended March 31, 2022 and 2021, we financed our activities from proceeds derived from debt and equity financings occurring in prior periods. A significant portion of the funds have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

Net cash used in operating activities for the three months ended March 31, 2022 and 2021 amounted to approximately $2,099,000 and $2,075,000, respectively. During the three months ended March 31, 2022, the net cash used in operating activities was primarily attributable to the net loss of approximately $2,272,000 adjusted for approximately $570,000 of net non-cash expenses, and approximately $383,000 of cash used to fund changes in the levels of operating assets and liabilities. During the three months ended March 31, 2021 the net cash used in operating activities was primarily attributable to the net loss of approximately $1,140,000, less approximately $45,000 of net non-cash income, and approximately $889,000 of cash used to fund changes in the levels of operating assets and liabilities.

Cash used in investing activities for the three months ended March 31, 2022 and 2021 amounted to approximately $810,000 and $17,000, respectively, related to the purchase of property and equipment of $767,000 and $17,000, respectively, and $35,000 and $0, respectively, related to the purchase the gaucho.com domain name and $7,560 and $0, respectively, of cash used for the purchase of GDS.

Net cash used in financing activities for the three months ended March 30, 2022, amounted to approximately $26,000 and the net cash provided by financing activities for the three months ended March 31, 2021, amounted to approximately $7,326,000. For the three months ended March 31, 2021, the net cash provided by financing activities resulted from approximately $7,287,000 of proceeds provided by the sale of common stock and warrants in a public offering and $439,000 from the proceeds from the sale of common stock and warrants to accredited investors, partially offset by payments of offering costs related to the public offering of approximately $320,000 and loan repayments of approximately $80,000.

As of March 31, 2022, the Company had cash and a working capital deficit of $977,611 and $2,788,934, respectively. During the three months ended March 31, 2022 and 2021, the Company incurred a net loss of $2,272,101 and $1,140,360, respectively, and used cash in operating activities of $2,099,246 and $2,075,085, respectively. We expect that the cash on hand plus additional cash from the sales of common stock under our equity line of credit agreement will fund our operations for a least 12 months after the issuance date of these financial statements.

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

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies, estimates and new accounting pronouncements set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K filed with the SEC on April 14, 2022. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2022, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in Item 1A of the Company’s Annual Report on Form 10-K as filed with the SEC on April 14, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 3, 2022, the Company purchased the domain name Gaucho.com for $34,999 in cash and 15,000 shares of common stock, subject to adjustment. The seller is entitled to additional shares of common stock if on August 14, 2022, the closing price per share of the Company’s common stock is less than $2.64 as quoted on a national securities exchange, and the Company shall issue additional shares of common stock so that the value of the total shares issued to the seller collectively has a fair market value of $36,900. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act in connection with the issuance of shares of common stock. For more information, please see our Current Report on Form 8-K filed on February 25, 2022 and Item 9B of our Annual Report on Form 10-K filed on April 14, 2022.

Also on February 3, 2022, the Company, through its subsidiaries, acquired 100% of Hollywood Burger Argentina S.R.L. (now Gaucho Development S.R.L.), in exchange for issuing 1,283,423 shares of its common stock to Hollywood Burger Holdings, Inc. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the SEC on February 25, 2022. For more information, please see our Current Report on Form 8-K filed on February 25, 2022 and Item 9B of our Annual Report on Form 10-K filed on April 14, 2022.

On February 28, 2022, the Company, holding 79% of the shares of common stock of Gaucho Group, Inc., a Delaware corporation and private company (“GGI”) offered to purchase up to 5,266,509 shares of common stock of GGI (the “GGI Shares”) in exchange for an aggregate of approximately 1,042,788 shares of common stock of the Company, upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Share Exchange and Subscription Agreement. On March 28, 2022, the Company issued in the aggregate 1,042,788 shares of its common stock at a price per share of $2.02 to the minority holders of GGI in exchange for the GGI Shares. The GGI Shares were issued pursuant to an exemption from registration under Section 4(a)(2) and/or Rule 506(b) of the Securities Act of 1933, as amended. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the SEC on April 11, 2022. Please see our Current Report on Form 8-K filed on March 21, 2022, our Current Report on Form 8-K filed on March 30, 2022, and Item 9B of our Annual Report on Form 10-K filed on April 14, 2022 for more information.

On February 22, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with the investors to that certain Securities Purchase Agreement, dated as of November 3, 2021 (as the same has been amended, restated, amended and restated, supplemented or otherwise modified prior to the date hereof, the “Securities Purchase Agreement”) in order to amend and waive certain provisions of the senior secured convertible notes issued pursuant to the Securities Purchase Agreement (as the same has been amended, restated, amended and restated, supplemented or otherwise modified prior to the date hereof, each, an “Existing Note” and together with the Securities Purchase Agreement, the “Existing Note Documents”). Pursuant to the Exchange Agreement, the Company and the investors further agreed to exchange (the “Exchange” or the “Transaction”) $100 in aggregate principal amount of each of the Existing Notes (the “Exchange Notes”), on the basis and subject to the terms and conditions set forth in the Exchange Agreement, for warrants (the Warrants”) to purchase up to 700,000 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $1.75 (subject to customary adjustment upon subdivision or combination of the common stock). The Exchange Agreement, the Exchange or Transaction, the Exchange Notes, the Warrants, and the Warrant Shares are collectively referred to as the “Exchange Documents. The Exchange Agreement amends and waives the original terms of payment of the Existing Notes and provides for payment of interest only beginning February 7, 2022 and on each of March 7, 2022 and April 7, 2022.

The Warrants are immediately exercisable and may be exercised at any time, and from time to time, on or before the third anniversary of the date of issuance. The Warrant includes a “blocker” provision that, subject to certain exceptions described in the Warrant, prevents the investors from exercising the Warrant to the extent such exercise would result in the Investors together with certain affiliates beneficially owning in excess of 4.99% of the Common Stock outstanding immediately after giving effect to such exercise. The Exchange and issuance of Warrant Shares upon exercise was made in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Please see our Current Report on Form 8-K filed on March 1, 2022 and Item 9B of our Annual Report on Form 10-K filed on April 14, 2022 for more information.

Item 3. Defaults upon Senior Securities

On January 25, 2018, the Company received a bank loan in the amount of $525,000 (the “2018 Loan”), denominated in U.S. dollars. The loan bears interest at 6.75% per annum and is due on January 25, 2023. Principal and interest will be paid in 60 equal monthly installments of $10,311, beginning on February 23, 2018. During 2018, the Company defaulted on certain 2018 Loan payments, and as a result, the 2018 Loan is currently payable upon demand. During the three months ended March, 2022, the Company made an aggregate principal payment of $26,329. As of March 31, 2022, principal of $194,750 is outstanding.

As previously reported on the Company’s Annual Reports on Forms 10-K for the years ending December 31, 2017, 2018, 2019, 2020 and 2021, the Company sold convertible promissory notes in the aggregate principal amount of $2,046,730 (together, the “2017 Notes”). The 2017 Notes matured 90 days from the date of issuance, bore interest at 8% per annum and were convertible into the Company’s common stock at $0.63 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. In 2021, principal and interest of $1,163,354 and $258,714 were exchanged for common stock and warrants with an aggregate fair value of $1,422,068. As of March 31, 2022, principal of $7,000 and interest of $4,547 outstanding on the 2017 Notes is past due and is payable on demand. The 2017 Notes are no longer convertible.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

On January 25, 2022, at the Special Meeting of the Stockholders of the Company, for purposes of complying with the Nasdaq Exchange Cap rule, the stockholders approved the issuance of up to 12,164,213 shares pursuant to the Securities Purchase Agreement. Please see our Current Report on Form 8-K filed on January 25, 2022 for more information.

On May 6, 2021, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Tumim Stone Capital LLC (“Tumim Stone Capital”). Pursuant to the Purchase Agreement, the Company requested draw-downs and issued shares of common stock and received gross proceeds of the following: (i) April 19, 2022, the Company issued 16,917 shares of common stock to Tumim Stone Capital for gross proceeds of $28,185.41; and (ii) on May 11, 2022, the Company issued 39,000 shares of common stock to Tumim Stone Capital for gross proceeds of $39,865. No general solicitation was used, and a commission of 8% of the total gross proceeds was paid to Benchmark Investments, Inc. pursuant to the Underwriting Agreement between the Company and Kingswood Capital Markets, a division of Benchmark Investments, Inc. dated February 16, 2021. The Company relied on the exemptions from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the SEC on May 17, 2021.

As previously reported on our Current Report on Form 8-K as filed with the SEC on May 2, 2022, on May 2, 2022, the Company entered into a letter agreement regarding the Convertible Promissory Notes issued on November 3, 2022 (the “Letter Agreement”). The Letter Agreement provides for the reduction in conversion price of the Company’s shares of common stock from $3.50 to $1.25 between May 3, 2022 through May 13, 2022.

On May 12, 2022, the Company and the Holders entered into a conversion agreement (the “Conversion Agreement”) pursuant to which the parties agreed to reduce the Conversion Price to $0.95 and the Holders have committed to converting up to 4.90% of the outstanding shares of common stock of the Company. Please see our Current Report on Form 8-K as filed with the SEC on May 13, 2022 for more information.

Pursuant to the Securities Purchase Agreement, the Exchange Agreement, the Convertible Promissory Notes, the Letter Agreement, the Conversion Agreement, and the related documents thereto (the “Transaction Documents”), investors converted the following amounts of principal of the Convertible Promissory Notes: (i) on May 2, 2022, certain investors converted a total of $234,999 of principal of the Convertible Promissory Notes and the Company issued 174,073 shares of common stock upon conversion; (ii) on May 6, 2022, one of the investors converted a total of $67,500 of principal of the Convertible Promissory Notes and the Company issued 50,000 shares of common stock upon conversion, (iii) on May 11, 2022 certain investors converted a total of $54,999 of principal, interest and fees of the Convertible Promissory Notes and the Company issued 40,740 shares of common stock upon conversion, and (iv) on May 13, 2022, certain investors converted a total of $1,165,099 of principal, interest and fees of the Convertible Promissory Notes and the Company issued 1,226,420 shares of common stock upon conversion, of which 595,165 were previously issued as pre-delivery shares on November 9, 2021. The Company filed a Registration Statement on Form S-1 (File No. 333-261564) registering the resale of up to 12,164,213 shares on December 9, 2021, which was declared effective on January 13, 2022.

Item 6. Exhibits

The following documents are being filed with the Commission as exhibits to this Current Report on Form 10-Q.

Exhibit	Description
1.1	Underwriting Agreement, dated February 16, 2021 (6)
1.2	Warrant Agreement, including the form of Warrant, made as of February 19, 2021, between the Company and Continental. (7)
3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State effective February 16, 2021(6)
3.2	Amended and Restated Bylaws (1)
3.3	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 (4)
4.1	2016 Stock Option Plan. (2)
4.2	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016. (2)
4.3	2018 Equity Incentive Plan. (3)
4.4	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 (4)
4.5	Underwriters’ Warrant (6)
4.6	Form of Unit Warrant (5)
10.1	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 (9)
10.2	Commercial Lease Agreement between Gaucho Group, Inc. and Design District Development Partners, LLC, dated April 8, 2021(9)
10.3	Common Stock Purchase Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated May 6, 2021(10)
10.4	Registration Rights Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated May 6, 2021(10)
10.5	Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC, dated June 16, 2021 (11)
10.6	Securities Purchase Agreement dated November 3, 2021(12)
10.7	Senior Secured Convertible Notes Issued by the Company(12)
10.8	Security and Pledge Agreement(12)
10.9	Stockholder Pledge Agreement(12)

10.10	Registration Rights Agreement(12)
10.11	First Amendment to Amended and Restated Limited Liability Agreement dated November 16, 2021 (13)
10.12	Quota Purchase Agreement dated February 3, 2022, entered into by and between the Company, INVESTPROPERTY GROUP, LLC, and Hollywood Burger Holdings, Inc.(14)
10.13	Exchange Agreement, dated as of February 22, 2022, by and among Gaucho Group Holdings, Inc. and the subscribers listed therein. (15)
10.14	Share Exchange and Subscription Agreement by and between the Company and the subscribers listed therein(16)
10.15	Offer to Purchase, dated February 28, 2022(16)
10.16	Position Statement of Gaucho Group, Inc. dated February 28, 2022(16)
10.17	Letter Agreement between the Company and certain institutional investors dated May 2, 2022(18)
10.18	Conversion Agreement between the Company and certain institutional investors dated May 12, 2022(19)
14.1	Amended Code of Business Conduct and Ethics and Whistleblower Policy(9)
14.2	Audit Committee Charter(9)
14.3	Compensation Committee Charter as amended on May 12, 2022*
21.1	Subsidiaries of Gaucho Group Holdings, Inc.(17)
22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant(17)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act *
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Algodon Wine Estates Property Map(9)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2017.
3.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
5.	Incorporated by reference to the Company’s Amended Registration Statement on Form S-1 filed on January 27, 2020.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2021.
7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2021.
8.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020.
9.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 12, 2021.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 7, 2021.
11.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 8, 2021.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2021.
14.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 25, 2022.
15.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 1, 2022.
16.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 21, 2022.
17.	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on April 14, 2022.
18.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 2, 2022.
19.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 13, 2022.
*	Filed herewith
**	Furnished, not filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2022	GAUCHO GROUP HOLDINGS, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

