Form 10-K/A
period 2021-12-31
Gaucho Group Holdings, Inc.
filed 2022-05-19
CIK 1559998

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

Explanatory Note

Gaucho Group Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on April 14, 2022 (the “Original 10-K”), for the purposes of:

●	Filing Exhibit 23.1, the auditor’s consent, which was inadvertently omitted from the Original 10-K;

●	Filing amended Item 5 in its entirety to include information the Company unintentionally omitted regarding additional draw-downs on the ELOC with Tumim Stone Capital and referencing the resale registration statements declared effective in connection therewith.

●	Filing amended Item 10 in its entirety to include information the Company unintentionally omitted as required pursuant to Nasdaq Rule 5065(d)(2)(B) and disclosure required by Instruction 1 to Item 407(a) of Regulation S-K regarding its reliance on this exception.

●	Filing amended Item 13 in its entirety to include information the Company unintentionally omitted as required pursuant to Items 404 and 407(a) of Regulation S-K.

●	Filing new certifications of the Company’s Principal Executive Officer and Principal Financial Officer as exhibits to this Amendment under Item 15 of Part IV thereof, pursuant to Rule 12b-15 of the Exchange Act; and

●	Filing a new certification of the Company’s Principal Executive Officer and Principal Financial Officer as an exhibit to this Amendment pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Under the applicable rules of The Nasdaq Stock Market LLC (“Nasdaq”), in no event may the Company issue to Tumim Stone Capital under the Purchase Agreement more than 1,494,404 shares of its common stock (including the Commitment Shares), which represents 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of common stock to Tumim Stone Capital under the Purchase Agreement equals or exceeds $4.002, such that the transactions contemplated by the Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules.

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

In addition, the Company requested draw-downs pursuant to the Purchase Agreement and issued shares of common stock and received gross proceeds of the following: (i) June 10, 2021, the Company issued 20,000 shares of common stock to Tumim for gross proceeds of $77,138; (ii) June 15, 2021, the Company issued 20,000 shares of common stock to Tumim for gross proceeds of $78,124; (iii) June 22, 2021, the Company issued 74,700 shares of common stock to Tumim for gross proceeds of $386,953; (iv) June 25, 2021, the Company issued 74,700 shares of common stock to Tumim for gross proceeds of $383,846; (v) June 30, 2021, the Company issued 300,000 shares of common stock to Tumim for gross proceeds of $1,377,150; (vi) July 12, 2021, the Company issued 300,000 shares of common stock to Tumim for gross proceeds of $1,169,550; (vii) September 16, 2021, the Company issued 83,000 shares of common stock to Tumim for gross proceeds of $273,693; (viii) October 13, 2021, the Company issued 36,000 shares of common stock to Tumim for gross proceeds of $100,775; (ix) October 18, 2021, the Company issued 69,000 shares of common stock to Tumim for gross proceeds of $191,661; (x) October 26, 2021, the Company issued 95,000 shares of common stock to Tumim for gross proceeds of $260,205; (xi) November 1, 2021, the Company issued 48,000 shares of common stock to Tumim for gross proceeds of $130,757; (xii) November 8, 2021, the Company issued 145,000 shares of common stock to Tumim for gross proceeds of $413,163; and (xiii) November 11, 2021, the Company issued 108,667 shares of common stock to Tumim for gross proceeds of $292,195. No general solicitation was used, and a commission of 8% of the total gross proceeds was paid to Benchmark Investments, Inc. pursuant to the Underwriting Agreement between the Company and Kingswood Capital Markets, a division of Benchmark Investments, Inc. dated February 16, 2021. The Company relied on the exemptions from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the SEC on May 17, 2021.

On May 18, 2021, the Company filed a Registration Statement on Form S-1 (File No. 333-256262) to register up to 1,494,404 shares for resale by Tumim Stone Capital, which was declared effective on May 15, 2021. Subsequently, on November 24, 2021, the Company filed a Registration Statement on Form S-1 (File No. 333-261368) to register up to an additional 4,500,000 shares for resale by Tumim Stone Capital, which was declared effective on May 15, 2021.

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

On December 9, 2022, the Company filed a Registration Statement on Form S-1 (File No. 333-256262) to register up to 12,164,213 shares upon conversion for resale by the Investors, which was declared effective on January 13, 2022.

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

Term of Office

Upon the Company’s uplisting of its common stock to Nasdaq on February 16, 2021, Mr. Dumont and Ms. Rodriguez became Class I directors (their terms expiring at the Company’s 2022 annual meeting of stockholders). On April 29, 2021, the Company increased the number of directors on the board from six to seven and appointed William Allen as a Class III director (his term expires at the Company’s 2023 annual meeting of stockholders). At the Company’s 2021 annual stockholder meeting on August 26, 2021, the stockholders elected Peter Lawrence as a Class II director (his term expires at the Company’s 2024 annual meeting of stockholders). In addition to the above, the following directors continue to serve the Company: Dr. Moel, Mr. Cannon, Mr. Dumont and Ms. Rodriguez, as Class I directors (their terms expire at the Company’s 2022 annual meeting of stockholders) and Mr. Mathis as a Class III director (his term expires at the Company’s 2023 annual meeting of stockholders). All directors will hold office until such director’s term has expired and until such director’s successor is elected and qualified or until such director’s earlier resignation or removal.

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

Compensation Committee

The Board of Directors established the Compensation Committee effective upon the uplisting of our common stock to Nasdaq and amended the Compensation Committee’s charter effective March 25, 2021. In reliance on the exemption provided pursuant to Nasdaq Rule 5605(d)(2)(B), the Compensation Committee consists of three independent directors and one non-independent director, all of whom are all non-employee directors for purposes of Rule 16b-3 of the Exchange Act. The members of our Compensation Committee are Ms. Rodriguez (chairperson), and Messrs. Dumont, Cannon, and Allen.

Mr. Allen has been deemed not to meet the definition of an independent director as defined in Rule 5605(a)(2) because he owns a 20% interest in and is the Managing Member of SLVH LLC, (“SLVH”). SLVH is the Managing Member of LVH Holdings LLC (“LVH”) and the Company, through its wholly owned subsidiary Gaucho Ventures I – Las Vegas, LLC (“GVI”) holds a minority membership interest in LVH. Please see Item 13 for additional information.

The Board of Directors has, under exceptional and limited circumstances, determined that Mr. Allen’s membership on the Compensation Committee is required by the best interests of the Company and its stockholders because of his extensive experience in the leisure, hospitality, and food service industry and public company experience as an officer and director. Pursuant to Rule 5605(d)(2)(B), Mr. Allen may not serve longer than two years on the Compensation Committee and his term on the Compensation Committee will expire on or before July 21, 2023.

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

●	Transaction with LVH. As previously reported on our Current Report on Form 8-K filed on June 17, 2021, the Company, through its wholly owned subsidiary Gaucho Ventures I – Las Vegas, LLC (“GVI”) entered into the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) of LVH Holdings LLC (“LVH”). LVH was organized on May 24, 2021, with a sole member of SLVH LLC, a Delaware limited liability company (“SLVH”). William Allen, a director of the Company, is the managing member of SLVH and holds a 20% membership interest in SLVH. GVI holds a minority interest in LVH, with the majority interest owned by SLVH.

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

Director Independence

Our Board of Directors has undertaken a review of its composition and the independence of each director. Based on the review of each director’s background, employment and affiliations, including family relationships, the Board of Directors has determined that five of our seven directors (Peter J.L. Lawrence, Steven A. Moel, Reuben Cannon, Marc Dumont, and Edie Rodriguez) are “independent” under the rules and regulations of the SEC and Section 5062(a)(2) of the Nasdaq Rules. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of the Company’s capital stock. Mr. Mathis was not deemed independent as a result of his service as our Chief Executive Officer, and his significant stock ownership. Mr. Allen was determined as not independent as a result of his ownership in LVH, through SLVH, LLC. For more information, see Items 11 and 13 above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10-K.

Exhibit	Description
1.1	Underwriting Agreement, dated February 16, 2021 (10)
1.2	Warrant Agreement, including the form of Warrant, made as of February 19, 2021, between the Company and Continental. (11)
3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State effective February 16, 2021(10)
3.2	Amended and Restated Bylaws (1)
3.3	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 (5)
4.1	Amended and Restated Certificate of Designation of the Series A Preferred filed September 30, 2013(1)
4.2	Amendment No. 1 to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dated February 28, 2017 (2)
4.3	Certificate of Designation of Series B Convertible Preferred Stock, dated February 28, 2017 (2)
4.4	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on December 3, 2019 and filed with the Delaware Secretary of State.(6)
4.5	Amendment to the Company’s Certificate of Designation of the Series B Convertible Preferred Stock as approved by the Board of Directors and the Series B Preferred stockholders on January 30, 2020 and filed with the Delaware Secretary of State. (7)
4.6	2016 Stock Option Plan. (3)
4.7	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016. (3)
4.8	2018 Equity Incentive Plan. (4)
4.9	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 (5)
4.10	Underwriters’ Warrant (10)
4.11	Form of Unit Warrant (9)
4.12	Description of Capital Stock of the Company(23)
10.1	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 (13)
10.2	Commercial Lease Agreement between Gaucho Group, Inc. and Design District Development Partners, LLC, dated April 8, 2021(14)
10.3	Common Stock Purchase Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated May 6, 2021(15)
10.4	Registration Rights Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated May 6, 2021(15)
10.5	Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC, dated June 16, 2021 (17)
10.6	Securities Purchase Agreement dated November 3, 2021(18)
10.7	Senior Secured Convertible Notes Issued by the Company(18)
10.8	Security and Pledge Agreement(18)
10.9	Stockholder Pledge Agreement(18)

10.10	Registration Rights Agreement(18)
10.11	First Amendment to Amended and Restated Limited Liability Agreement dated November 16, 2021 (19)
10.12	Quota Purchase Agreement dated February 3, 2022, entered into by and between the Company, INVESTPROPERTY GROUP, LLC, and Hollywood Burger Holdings, Inc.(20)
10.13	Exchange Agreement, dated as of February 22, 2022, by and among Gaucho Group Holdings, Inc. and the subscribers listed therein. (21)
10.14	Share Exchange and Subscription Agreement by and between the Company and the subscribers listed therein(22)
10.15	Offer to Purchase, dated February 28, 2022(22)
10.16	Position Statement of Gaucho Group, Inc. dated February 28, 2022(22)
14.1	Amended Code of Business Conduct and Ethics and Whistleblower Policy(14)
14.2	Audit Committee Charter(14)
14.3	Compensation Committee Charter(14)
21.1	Subsidiaries of Gaucho Group Holdings, Inc.(23)
22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant(23)
23.1	Consent of Marcum LLP dated May 19, 2022*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act *
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Algodon Wine Estates Property Map(14)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	InlineXBRL Calculation Linkbase Document
101.DEF	InlineXBRL Definition Linkbase Document
101.LAB	InlineXBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2017.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2017.
4.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2019.
7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2020.
8.	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on August 30, 2019.
9.	Incorporated by reference to the Company’s Amended Registration Statement on Form S-1 filed on January 27, 2020.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2021.
11.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2021.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2020.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020.
14.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 12, 2021.
15.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 7, 2021.
16.	Incorporated by reference to the Company’s Amended Current Report on Form 8-K filed on September 29, 2021.
17.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021.
18.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 8, 2021.
19.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2021.
20.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 25, 2022.
21.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 1, 2022.
22.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 21, 2022.
23.	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed on April 14, 2022.
*	Filed herewith.
**	Furnished, not filed herewith.

ITEM 16. FORM 10-K SUMMARY

This Item is optional and the registrant is not required to furnish this information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAUCHO GROUP HOLDINGS, INC.

Dated: May 19, 2022	By:	/s/ Scott L. Mathis
Scott L. Mathis
Principal Executive Officer

Dated: May 19, 2022	By:	/s/ Maria I. Echevarria
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

