Form 10-Q
period 2022-06-30
Gaucho Group Holdings, Inc.
filed 2022-08-15
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 25,145,125 shares of common stock outstanding.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets
Cash	$254,685	$3,649,407
Accounts receivable, net of allowance of $237,161 and $229,768 at June 30, 2022 and December 31, 2021, respectively	507,082	658,091
Accounts receivable - related parties, net of allowance of $339,503 at June 30, 2022 and December 31, 2021	675,366	927,874
Advances to employees, current	-	290,915
Inventory	1,571,853	1,490,639
Real estate lots held for sale	546,588	542,885
Prepaid expenses and other current assets	590,820	422,129
Total Current Assets	4,146,394	7,981,940
Long Term Assets
Accounts receivable, non-current portion, net	3,440,283	3,027,247
Advances to employees, non-current	282,022	-
Property and equipment, net	7,524,311	3,776,941
Operating lease right-of-use asset	1,559,866	1,667,209
Prepaid foreign taxes, net	925,820	804,265
Intangible assets	72,527	-
Investment - related parties	7,000,000	7,000,000
Deposits	56,130	56,130
Total Assets	$25,007,353	$24,313,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

	June 30,	December 31,
	2022	2021
	(unaudited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$879,213	$507,734
Accrued expenses, current portion	1,016,299	965,411
Deferred revenue	1,237,382	713,616
Operating lease liabilities, current portion	184,618	175,316
Loans payable, current portion	170,255	223,356
Debt obligations	7,000	7,000
Convertible debt obligations, net	5,032,486	5,728,348
Other current liabilities	91,945	160,578
Total Current Liabilities	8,619,198	8,481,359
Long Term Liabilities
Accrued expenses, non-current portion	102,679	115,346
Operating lease liabilities, non-current portion	1,439,585	1,531,183
Loans payable, non-current portion	92,481	94,000
Total Liabilities	10,253,943	10,221,888
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock, 11,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 16,589,668 and 9,881,955 shares issued and 16,586,299 and 9,878,586 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	165,897	98,820
Additional paid-in capital	128,839,025	121,543,241
Accumulated other comprehensive loss	(10,985,984)	(11,607,446)
Accumulated deficit	(103,219,173)	(95,726,534)
Treasury stock, at cost, 3,369 shares at June 30, 2022 and December 31, 2021	(46,355)	(46,355)
Total Gaucho Group Holdings, Inc. Stockholders’ Equity	14,753,410	14,261,726
Non-controlling interest	-	(169,882)
Total Stockholders’ Equity	14,753,410	14,091,844
Total Liabilities and Stockholders’ Equity	$25,007,353	$24,313,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Sales	$405,335	$340,360	$830,932	$615,399
Cost of sales	(533,466)	(280,100)	(771,593)	(439,566)
Gross (loss) profit	(128,131)	60,260	59,339	175,833
Operating Expenses
Selling and marketing	333,410	118,695	505,230	235,211
General and administrative	1,928,892	1,205,633	3,674,126	2,563,630
Depreciation and amortization	49,000	30,992	95,219	67,922
Total operating expenses	2,311,302	1,355,320	4,274,575	2,866,763
Loss from Operations	(2,439,433)	(1,295,060)	(4,215,236)	(2,690,930)

Other Expense (Income)
Interest expense, net	668,156	32,584	1,422,376	38,563
Forgiveness of PPP Loan	-	-	-	(242,486)
Other income	(75,000)	-	(150,000)	-
Losses (gains) from foreign currency translation	(43,005)	(9,858)	(225,927)	(28,861)
Loss on extinguishment of debt	2,105,119	-	2,105,119	-
Inducement expense	198,096	-	198,096	-
Total other expense (income)	2,853,366	22,726	3,349,664	(232,784)
Net Loss	(5,292,799)	(1,317,786)	(7,564,900)	(2,458,146)
Net loss attributable to non-controlling interest	-	70,052	72,261	97,561
Net Loss Attributable to Common Stockholders	$(5,292,799)	$(1,247,734)	$(7,492,639)	$(2,360,585)

Net Loss per Common Share	$(0.40)	$(0.16)	$(0.63)	$(0.34)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	13,237,562	7,565,530	11,845,307	6,957,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(5,292,799)	$(1,317,786)	$(7,564,900)	$(2,458,146)
Other comprehensive income :
Foreign currency translation adjustments	358,056	136,660	621,462	235,640
Comprehensive loss	(4,934,743)	(1,181,126)	(6,943,438)	(2,222,506)
Comprehensive loss attributable to non-controlling interests	-	70,052	-	97,561
Comprehensive loss attributable to controlling interests	$(4,934,743)	$(1,111,074)	$(6,943,438)	$(2,124,945)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AMD SIX MONTHS ENDED JUNE 30, 2022

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other	Accumulated	Gaucho Group Holdings	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive	Deficit	Stockholders’	Interest	Equity
Balance - January 1, 2022	9,881,955	$98,820	3,369	$(46,355)	$121,543,241	$(11,607,446)	$(95,726,534)	$14,261,726	$(169,882)	$14,091,844
Stock-based compensation:
Options	-	-	-	-	72,700	-	-	72,700	10,354	83,054
Common stock issued for 401(k) employer matching	12,476	125	-	-	27,696	-	-	27,821	-	27,821
Common stock issued for purchase of minority interest	1,042,788	10,427	-	-	(242,216)	-	-	(231,789)	231,789	-
Common stock issued for acquisition of GDS	1,283,423	12,834	-	-	2,181,819	-	-	2,194,653	-	2,194,653
Common stock issued for purchase of domain name	15,000	150	-	-	39,450	-	-	39,600	-	39,600
Warrants issued for modification of convertible debt principal	-	-	-	-	731,856	-	-	731,856	-	731,856
Net loss	-	-	-	-	-	-	(2,199,840)	(2,199,840)	(72,261)	(2,272,101)
Other comprehensive loss	-	-	-	-	-	263,406	-	263,406	-	263,406
Balance - March 31, 2022	12,235,642	$122,356	3,369	$(46,355)	$124,354,546	$(11,344,040)	$(97,926,374)	$15,160,133	$-	$15,160,133
Stock-based compensation:
Options	-	-	-	-	87,134	-	-	87,134	-	87,134
Common stock	650,562	6,506	-	-	518,494	-	-	525,000	-	525,000
Shares issued upon conversion of debt and interest	895,068	8,951	-	-	1,513,646	-	-	1,522,597	-	1,522,597
Inducement loss on debt conversions	-	-	-	-	198,096	-	-	198,096	-	198,096
Substantial premium on convertible debt	-	-	-	-	1,683,847	-	-	1,683,847	-	1,683,847
Common stock issued for cash, net of offering costs	600,592	6,006	-	-	505,340	-	-	511,346	-	511,346
Common stock issued upon exchange of subsidiary stock options	2,207,309	22,073	-	-	(22,073)	-	-	-	-	-
True up adjustment	495	5	-	-	(5)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(5,292,799)	(5,292,799)	-	(5,292,799)
Other comprehensive loss	-	-	-	-	-	358,056	-	358,056	-	358,056
Balance - June 30, 2022	16,589,668	$165,897	3,369	$(46,355)	$128,839,025	$(10,985,984)	$(103,219,173)	$14,753,410	$-	$14,753,410

The accompanying notes are an integral part of these condensed consolidated financial statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(unaudited)

	Series B Convertible Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Gaucho Group Holdings Stockholders’ (Deficiency)	Non- controlling	Total Stockholders’ (Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interest	Equity
Balance - January 1, 2021	901,070	$9,010,824	5,234,406	$52,344	3,369	$(46,355)	$96,951,440	$(11,932,801)	$(93,534,828)	$(8,510,200)	$(106,798)	$(8,616,998)
Stock-based compensation:
Options and warrants	-	-	-	-	-	-	101,453	-	-	101,453	67,196	168,649
Common stock and warrants issued for cash, in public offering, net of offering costs [1]	-	-	1,333,334	13,333	-	-	6,589,008	-	-	6,602,341	-	6,602,341
Common stock and warrants issued for cash	-	-	73,167	732	-	-	438,268	-	-	439,000	-	439,000
Common stock and warrants issued to underwriter in public offering	-	-	-	-	-	-	297,963	-	-	297,963	-	297,963
Common stock and warrants issued upon exchange of debt and accrued interest	-	-	237,012	2,370	-	-	1,419,698	-	-	1,422,068	-	1,422,068
Common stock issued upon conversion of Series B Convertible Preferred Stock	(901,070)	(9,010,824)	600,713	6,007	-	-	9,004,817	-	-	9,010,824	-	9,010,824
Effect of reverse stocksplit	-	-	495	-	-	-	-	-	-	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,112,851)	(1,112,851)	(27,509)	(1,140,360)
Other comprehensive income	-	-	-	-	-	-	-	98,980	-	98,980	-	98,980
Balance - March 31, 2021	-	$-	7,479,127	$74,786	3,369	$(46,355)	$114,802,647	$(11,833,821)	$(94,647,679)	$8,349,578	$(67,111)	$8,282,467
Stock-based compensation:
Options and warrants	-	-	-	-	-	-	101,453	-	-	101,453	44,610	146,063
Common stock issued to placement agent as commitment fees	-	-	120,337	1,208	-	-	498,792	-	-	500,000	-	500,000
Common stock issued for cash, net of offering costs [2]	-	-	489,400	4,894	-	-	1,582,066	-	-	1,586,960	-	1,586,960
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,247,734)	(1,247,734)	(70,052)	(1,317,786)
Other comprehensive income	-	-	-	-	-	-	-	136,660	-	136,660	-	136,660
Balance - June 30, 2021	-	$-	8,088,864	$80,888	3,369	$(46,355)	$116,984,958	$(11,697,161)	$(95,895,413)	$9,426,917	$(92,553)	$9,334,364

[1]	Includes gross proceeds of $8,002,004, less offering costs of $1,399,663 ($1,034,684 of cash and $364,979 of non-cash).
[2]	Includes gross proceeds of $2,303,211, less offering costs of $716,251 ($216,251 of cash and $500,000 of non-cash). As of June 30, 2021, the Company had not received gross proceeds of $1,377,150 related to the sale of 300,000 shares of common stock and, accordingly, such amount was included in subscription receivable on the condensed consolidated balance sheet.

The accompanying notes are an integral part of these condensed consolidated financial statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(7,564,900)	$(2,458,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	22,384	20,437
Options and warrants	170,188	314,712
Common stock	525,000	-
Noncash lease expense	107,343	53,704
Gain on foreign currency translation	(225,927)	(28,861)
Unrealized investment losses	-	457
Depreciation and amortization	95,219	67,922
Amortization of debt discount	1,061,936	-
Provision for (recovery of) uncollectible assets	28,848	9,338
Forgiveness of PPP Loan	-	(242,486)
Loss on extinguishment of debt	2,105,119	-
Inducement expense	198,096	-
Decrease (increase) in assets:
Accounts receivable	(137,652)	(420,996)
Employee advances	4,964
Inventory	(84,917)	(10,107)
Deposits	-	(35,545)
Prepaid expenses and other current assets	(201,778)	(206,396)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	774,709	(1,017,085)
Operating lease liabilities	(82,296)	(43,882)
Deferred revenue	517,741	33,492
Other liabilities	(68,633)	(1,261)
Total Adjustments	4,810,344	(1,506,557)
Net Cash Used in Operating Activities	(2,754,556)	(3,964,703)
Cash Used in Investing Activities
Cash paid to acquire GDS, net of cash acquired	(7,560)	-
Purchase of property and equipment	(1,677,082)	(223,651)
Purchase of intangible asset	(34,999)	-
Purchase of investment - related parties	-	(1,000,000)
Net Cash Used in Investing Activities	(1,719,641)	(1,223,651)
Cash Provided by Financing Activities
Repayments of loans payable	(53,333)	(127,573)
Proceeds from common stock issued for cash	511,346	-
Repayments of debt obligations	-	(100,000)
Proceeds from underwritten public offering, net of offering costs (1)	-	7,287,004
Cash offering costs paid for underwritten public offering	-	(390,684)
Proceeds from common stock issued for cash	-	926,061
Proceeds from sale of common stock and warrants	-	439,000
Net Cash Provided by Financing Activities	458,013	8,033,808
Effect of Exchange Rate Changes on Cash	621,462	235,590
Net (Decrease) Increase in Cash	(3,394,722)	3,081,044
Cash - Beginning of Period	3,649,407	134,536
Cash - End of Period	$254,685	$3,215,580

(1)	includes gross proceeds of $8,002,004, less offering costs of $715,000.

The accompanying notes are an integral part of these condensed consolidated financial statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Six Months Ended
	June 30,
	2022	2021

Supplemental Disclosures of Cash Flow Information:
Interest paid	$140,355	$359,451
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Equity issued to satisfy accrued stock based compensation expense	$27,821	$-
Equity issued as consideration for intangible assets	$39,600	$-
Equity issued for purchase of non controlling interest	$231,789	$-
Equity issued for acquisition of GDS	$2,194,653	$-
Warrants issued and debt principal exchanged upon modification of convertible debt	$731,856	$-
Common stock issued upon conversion of debt and accrued interest	$1,522,597	$-
Common stock and warrants issued upon exchange of debt and accrued interest	$-	$1,422,068
Common stock and restricted stock units in GGH issued upon exchange of GGI options	$1,576,648	$-
Series B Preferred stock converted to common stock	$-	$9,010,824
Reclassification of deferred offering cost to additional paid in capital	$-	$67,016
Common stock and warrants issued to underwriter in public offering	$-	$297,963
Common stock issued for subscription receivable	$-	$1,377,150
Accrual of offering costs	$-	$74,085
Common stock issued to placement agent as commitment fees	$-	$500,000
Right-of-use assets obtained in exchange for lease obligations	$-	$1,843,043

The accompanying notes are an integral part of these condensed consolidated financial statements

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

On June 14, 2021, the Company formed a wholly-owned subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”), and on June 17, 2021, Gaucho Group Holdings, Inc announced the signing of an agreement between GVI and LVH Holdings LLC (“LVH”) to develop a project in Las Vegas, Nevada. As of June 30, 2022, the Company had contributed total capital of $7.0 million to LVH and received 396 limited liability company interests, representing an 11.9% equity interest in LVH. See Note 13, Related Party Transactions.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2022, the Company had cash of approximately $255,000 and a working capital deficit of approximately $4.5 million. During the six months ended June 30, 2022, the Company incurred a net loss of approximately $7.6 million and used cash in operations of approximately $2.8 million. The Company has an accumulated deficit of approximately $103.2 million at June 30, 2022. Further, as of June 30, 2022, the Company has short-term convertible debt obligations of approximately $5.0 million and loans payable of approximately $170,000. During the six months ended June 30, 2022 the Company funded its operations with the proceeds of debt and equity financing of approximately $511,000. As of June 30, 2022 through the issuance of these financial statements, the Company has not been able to generate cash from the sale of common stock under its equity line of credit (“ELOC”) pursuant to a Common Stock Purchase Agreement (see Note 15), since, at any time when the Company’s common stock is trading below $1.00 on the Nasdaq, the Company is unable to sell shares under the ELOC.

From July 13, 2022 through July 28, 2022, the Company issued convertible promissory notes to certain investors in the aggregate amount of $972,500, and management believes that the Company has access to capital resources and continues to evaluate additional financing opportunities. However, there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations.

Based on current cash on hand and subsequent activity as described herein, the Company presently only has enough cash on hand to operate on a month-to-month basis. Because of the Company’s limited cash availability, its operations have been scaled back to the extent possible. Management continues to explore opportunities with third parties and related parties to provide additional capital; however, it has not entered into any agreement to provide the necessary capital. If the Company is not unable to obtain additional financing on a timely basis, it may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on its business, financial condition and results of operations, and ultimately, it could be forced to discontinue operations, liquidate assets and/or seek reorganization under the U.S. bankruptcy code.

Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months from the date these financial statements are issued. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

Non-Controlling Interest

As a result of the 2019 conversion of certain convertible debt into shares of Gaucho Group, Inc. (“GGI”) common stock, GGI investors obtained a 21% ownership interest in GGI, which was recorded as a non-controlling interest. The profits and losses of GGI for the three and six months ended June 30, 2021 and for the period from January 1, 2022 through March 28, 2022 are allocated between the controlling interest and the non-controlling interest in the same proportions as their membership interest. On March 28, 2022, the Company issued 1,042,788 shares of its common stock to the minority holders of GGI, in exchange for the remaining 21% ownership of GGI, such that as of June 30, 2022, the Company owns 100% of the outstanding common stock of GGI. Further, on June 22, 2022, the Company issued an aggregate of (i) 2,207,309 shares of its common stock in exchange and (ii) 315,330 shares of restricted stock for, and upon the cancellation of, options for the purchase of 5,502,500 shares of GGI common stock (see Note 15, Stockholders’ Equity). On June 24, 2022, the Company also granted to the Option Holders the right to receive, in the aggregate, up to 315,330 shares of restricted stock units subject to vesting, with an aggregate of 157,665 shares vesting on September 18, 2022, and 157,665 shares vesting on December 18, 2022. The issuance and grant were made in consideration for the Option Holders’ agreement to cancel their outstanding options to purchase common stock of GGI. The value of the stock issuance and grant of restricted stock units is approximately $1,576,648.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2022.

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

Highly Inflationary Status in Argentina

The Company recorded gains on foreign currency transactions of approximately $43,000 and $226,000 during the three and six months ended June 30, 2022, respectively, and approximately $10,000 and $29,000 during the three and six months ended June 30 2021, respectively, as a result of the net monetary liability position of its Argentine subsidiaries.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $57,486 at June 30, 2022, which consists of cash held in Argentine bank accounts.

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

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Real estate sales	$-	$147,257	$184,658	$147,257
Hotel rooms and events	144,123	16,500	283,222	121,679
Restaurants	40,323	28,220	57,593	156,239
Winemaking	32,880	28,385	59,689	47,050
Agricultural	153,531	91,216	181,029	91,216
Golf, tennis and other	28,366	13,772	53,467	30,391
Clothes and accessories	6,112	15,010	11,274	21,568
Total revenues	$405,335	$340,360	$830,932	$615,399

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

As of June 30, 2022 and December 31, 2021, the Company had deferred revenue of $1,164,951 and $622,453, respectively, associated with real estate lot sale deposits, $67,080 and $91,163, respectively, related to hotel deposits and $5,351 and $0, respectively, related to a leased property (See Note 9 – Deferred Revenue). Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the condensed consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of June 30,
	2022	2021

Options	561,027	601,033
Warrants	2,024,166	2,813,485
Convertible debt	5,479,255	-
Total potentially dilutive shares	8,064,448	3,414,518

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
$2,204,908

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. INVENTORY

Inventory at June 30, 2022 and December 31, 2021 was comprised of the following:

	June 30, 2022	December 31, 2021

Vineyard in process	$244,690	$597,900
Wine in process	803,971	410,755
Finished wine	13,112	34,522
Clothes and accessories	245,427	208,759
Clothes and accessories in process	141,169	127,154
Other	123,484	111,549
Total	$1,571,853	$1,490,639

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2022	December 31, 2021

Buildings and improvements	$3,808,633	$2,869,300
Real estate development	536,778	210,322
Land	2,187,243	575,233
Furniture and fixtures	403,560	403,560
Vineyards	219,766	219,766
Machinery and equipment	731,538	693,761
Leasehold improvements	1,335,114	449,401
Computer hardware and software	284,620	245,978
	9,507,252	5,667,321
Less: Accumulated depreciation and amortization	(1,982,941)	(1,890,380)
Property and equipment, net	$7,524,311	$3,776,941

Depreciation and amortization of property and equipment was approximately $46,000 and $92,000 during the three and six months ended June 30, 2022, respectively, and was approximately $31,000 and $68,000 during the three and six months ended June 30, 2021, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. INTANGIBLE ASSETS

On February 3, 2022, the Company purchased the domain name Gaucho.com, in exchange for cash consideration of $34,999 and 15,000 shares of common stock valued at $39,600 (see Note 15 – Stockholders’ Equity, Common Stock). The domain name is being amortized over its useful life of 15 years.

The Company recognized $1,489 and $2,072 of amortization expense during the three and six months ended June 30, 2022, respectively, related to the domain name. Future amortization of the Company’s intangible asset is as follows:

July 1 through December 31, 2022	$2,486
For the years ended December 31,
2023	4,973
2024	4,973
2025	4,973
2026	4,973
2027	4,973
Thereafter	45,176
$72,527

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	June 30,	December 31,
	2022	2021

Accrued compensation and payroll taxes	$278,903	$216,916
Accrued taxes payable - Argentina	338,293	228,338
Accrued interest	185,901	76,852
Accrued placement agent commissions	-	66,889
Other accrued expenses	213,202	376,416
Accrued expenses, current	1,016,299	965,411
Accrued payroll tax obligations, non-current	102,679	115,346
Total accrued expenses	$1,118,978	$1,080,757

On November 27, 2020, the Company entered into various payment plans, pursuant to which it agreed to pay its Argentine payroll tax obligations over a period of 60 to 120 months. The current portion of payments due under the plan is $297,585 and $157,532 as of June 30, 2022 and December 31, 2021, respectively, which is included in accrued taxes payable – Argentina, above. The non-current portion of accrued expenses represents payments under the plan that are scheduled to be paid after twelve months. The Company incurred interest expense of $28,690 and $33,177 during the three and six months ended June 30, 2022, respectively, and incurred interest expense of $22,764 and $25,492 during the three and six months ended June 30, 2021, respectively, related to these payment plans.

9. DEFERRED REVENUE

Deferred revenue is comprised of the following:

	June 30, 2022	December 31, 2021

Real estate lot sales deposits	$1,164,951	$622,453
Hotel deposits	67,080	91,163
Leased property deposit	5,351	-
Total	$1,237,382	$713,616

The Company accepts deposits in conjunction with agreements to sell real estate building lots at Algodon Wine Estates in the Mendoza wine region of Argentina. These lot sale deposits are generally denominated in U.S. dollars. The Company executed new agreements for the sale of five additional lots during the six months ended June 30, 2022 and recorded deferred revenues in the amount of $546,186. This increase in deferred revenues is partially offset by the impact of the change in exchange rates during the period. Revenue is recorded when the sale closes, and the deeds are issued.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. LOANS PAYABLE

The Company’s loans payable are summarized below:

	June 30, 2022	December 31, 2021
EIDL	$94,000	$94,000
2018 Loan	168,736	223,356
Total loans payable	262,736	317,356
Less: current portion	170,255	223,356
Loans payable, non-current	$92,481	$94,000

During the six months ended June 30, 2022, the Company made principal payments in the amount of $55,235 on the 2018 Loan payable.

The Company incurred interest expense related to the loans payable in the amount of $2,986 and $6,378 during the three and six months ended June 30, 2022, respectively and incurred interest expense related to the loans payable in the amount of $11,687 and $17,655 during the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, there is accrued interest of $8,549 and $6,787, respectively, related to the Company’s loans payable.

11. CONVERTIBLE DEBT OBLIGATIONS

Amounts owed pursuant to the Company’s convertible debt obligations are as follows:

	Principal	Debt Discount	Convertible debt, net of discount

Balance at January 1, 2022	$6,480,000	$(751,652)	$5,728,348
Less:
Debt principal exchanged for warrants	(300)	(731,556)	(731,856)
Debt principal converted to common stock	(1,447,214)	-	(1,447,214)
Amortization of debt discount	-	1,061,936	1,061,936
Extinguishment loss	-	421,272	421,272
Balance at June 30, 2022	$5,032,486	$-	$5,032,486

On November 3, 2021, the Company sold senior secured convertible notes of the Company, in the aggregate original principal amount of $6,480,000 (the “GGH Notes”), for gross proceeds of $6,000,000. The GGH Notes are due and payable on the first anniversary of the issuance date (the “Maturity Date”), bear interest at 7% per annum and were originally convertible into shares of common stock of the Company at a conversion price of $3.50 (subject to adjustment for standard anti-dilution events).

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

The GGH Notes include several embedded features that require bifurcation. However, management has determined that the value of these bifurcated derivatives was de minimis as of November 3, 2021 (date of the agreement), December 31, 2021 and June 30, 2022.

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

On February 22, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with holders of GGH Notes. Pursuant to the Exchange Agreement, the Company was able to defer monthly principal payments until May 7, 2022 and will make six monthly payments in the amount of $1,080,000, plus accrued interest and make-whole amount. As consideration for entering into the Exchange Agreement, $300 of aggregate principal amount the GGH Notes was exchanged for three-year warrants (the GGH Warrants”) for the purchase of an aggregate of 750,000 shares of the Company’s common stock at an exercise price of $1.75 per share, which had an aggregate grant date value of $731,556. The Exchange Agreement was accounted for as a debt modification and the grant date value of the GGH Warrants was recorded as additional debt discount.

On May 2, 2022, the Company entered into a letter agreement with the holders of GGH Notes (the “Letter Agreement”). The Letter Agreement provided for the reduction of the conversion price for shares of the Company’s common stock from $3.50 to $1.35 between May 3, 2022 through May 13, 2022.

On May 12, 2022, the Company entered into a conversion agreement with the holders of GGH Notes (the “Conversion Agreement”) pursuant to which the parties agreed to reduce the Conversion Price to $0.95 and the holders of GGH Notes have committed to converting principal outstanding under the GGH Notes in an amount equal to 4.90% of the outstanding shares of common stock of the Company. The reduction in conversion price was accounted for as debt extinguishment. The Company recorded a loss on extinguishment of debt of $2,105,119, which consisted of (i) $421,272 to eliminate the debt discount related to the cancelled notes, plus (ii) $1,683,847, which represented the difference between the previous net carrying amount and the fair value of the modified debt instrument.

The fair value of the modified debt instrument at the extinguishment date was determined to be $7,831,248, which consisted of principal in the amount of $6,147,401 and the fair value of the embedded conversion option (“ECO”) of $1,682,445. The fair value of the ECO was determined using the Black Scholes Option Pricing Model (which is considered to be a Level 3 fair value measurement) with the following assumptions used: contractual term - 0.48 years; expected volatility – 61%; expected dividends – 0%. The fair value of the ECO was recorded as additional paid in capital.

During the period from May 3, 2022 through May 11, 2022, principal, interest and fees in the amount of $357,498 were converted into 264,813 shares of common stock at a conversion price of $1.35 per share. The Company recorded inducement expense in the amount of $198,096 as a result of the conversion of debt and interest pursuant to the Letter Agreement.

On May 13, 2022 principal, interest and fees in the amount of $1,165,099 were converted into 1,226,420 shares of common stock at conversion price of $0.95 per share, of which 596,165 shares had been previously issued as pre-delivery shares on November 9, 2021 and the remaining 630,255 shares were issued on May 13, 2022.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company incurred total interest expense of $661,695 and $1,410,926 related to the GGH Notes during the three and six months ended June 30, 2022, respectively, including (i) $100,260 and $213,657, respectively, of interest accrued at 7% per annum; (ii) the make-whole amount of $50,940 and $135,333, respectively, and (iii) amortization of debt discount in the amount of $510,495 and $1,061,936, respectively. During the six months ended June 30, 2022, the Company paid interest in the amount of $166,320, and converted interest in the amount of $75,383 into shares of the Company’s common stock (see Note 15, Stockholders’ Equity), such that interest accrued on the GGH Notes is $172,807 and $65,520 as of June 30, 2022 and December 31, 2021, respectively.

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

The Company has recast its financial information and disclosures for the prior period to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented. The following tables present segment information for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30, 2022				For the Six Months Ended June 30, 2022
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL

Revenues	$399,223	$6,112	$-	$405,335	$819,658	$11,274	$-	$830,932
Revenues from Foreign Operations	$399,223	$-	$-	$399,223	$819,658	$-	$-	$819,658
Loss from Operations	$(1,339,272)	$(341,668)	$(758,493)	$(2,439,433)	$(1,725,125)	$(700,201)	$(1,789,910)	$(4,215,236)

	For the Three Months Ended June 30, 2021				For the Six Months Ended June 30, 2021
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL

Revenues	$338,167	$2,193	$-	$340,360	$606,648	$8,751	$-	$615,399
Revenues from Foreign Operations	$338,167	$-	$-	$338,167	$606,648	$-	$-	$606,648
Loss from Operations	$(148,260)	$(248,140)	$(898,660)	$(1,295,060)	$(251,385)	$(373,891)	$(2,065,654)	$(2,690,930)

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present segment information as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022				As of December 31, 2021
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL

Total Property and Equipment, net	$6,167,987	$1,338,095	$18,229	$7,524,311	$3,329,351	$447,590	$-	$3,776,941
Total Property and Equipment, net in Foreign Countries	$6,167,987	$-	$-	$6,167,987	$3,329,351	$-	$-	$3,329,351
Total Assets	$20,126,127	$3,662,905	$1,218,321	$25,007,353	$17,413,160	$2,660,305	$4,240,267	$24,313,732

13. RELATED PARTY TRANSACTIONS

Assets

Accounts receivable – related parties of $675,366 and $927,874 at June 30, 2022 and December 31, 2021, respectively, represent the net realizable value of advances made to separate entities under common management.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a Related Party to share expenses such as office space, support staff, professional services, and other operating expenses (the “Related Party ESA”). During the three and six months ended June 30, 2022, the Company recorded a contra-expense of $189,188 and $417,413, respectively, and during the three and six months ended June 30, 2021, the Company recorded a contra-expense of $152,783 and $245,804, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement.

Amended and Restated Limited Liability Company Agreement

On June 7, 2022, the Company, through its wholly owned subsidiary, GVI, entered into the Second Amendment to the Amended and Restated Limited Liability Company Agreement of LVH Holdings, LLC (the “Amended LLC Agreement”). Pursuant to the Amended LLC Agreement, if LVH Holdings, Inc (“LVH”) does not execute a lease in connection with the development of a project in Las Vegas Nevada by December 31, 2022, LVH will be liquidated and dissolved and all distributions upon its dissolution will be made first to the Company, to repay its capital contributions.

Further, the Amended LLC Agreement modifies the number, amount and timing of GVI’s additional capital contributions to LVH, as follows:

●	On or before thirty (30) days after the execution and delivery of the joint development agreement between the Landlord (as defined) and LVH Property, Inc. (the “Third Outside Date”), GVI shall make an additional capital contribution to LVH, in cash, in the amount of $2.0 million and shall receive an additional 113.1 LVH Units;

●	On or before the date that is ninety (90) days after the Third Outside Date (the “Fourth Outside Date”), GVI shall make an additional capital contribution to LVH, in cash, in the amount of $2.0 million and shall receive an additional 113.1 LVH Units; and

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

●	On or before the date that is ninety (90) days after the Fourth Outside Date (the “Fifth Outside Date”), GVI shall make an additional capital contribution to the Company, in cash, in the amount of $1.0 million and shall receive an additional 56.6 LVH Units.

●	On or before the date that is ninety (90) days after the Fifth Outside Date (the “Sixth Outside Date”), GVI shall make an additional capital contribution to the Company, in cash, in the amount of $5.0 million and shall receive an additional 282.9 LVH Units.

●	On or before the date that is ninety (90) days after the Sixth Outside Date (the “Seventh Outside Date”), GVI shall make an additional capital contribution to LVH, in cash, in the amount of $10.0 million and shall receive an additional 565.7 LVH Units; and

●	On or before the date that is ninety (90) days after the Seventh Outside Date (the “Eighth Outside Date”), GVI shall make an additional capital contribution to the Company, in cash, in the amount of $8.0 million and shall receive an additional 452.6 LVH Units.

If each of the contributions described above is made timely, the Company will hold 1,980 LVH Units, representing 40% of the ownership of LVH, immediately after the Eighth Outside Date.

14. BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. For the three and six months ended June 30, 2022, the Company recorded a charge associated with its contribution of $3,408 and $22,384, respectively, and for the three and six months ended June 20, 2021, the Company recorded a charge associated with its contribution of $3,975 and $20,437, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair value of its common stock on the date the shares are issued. During the six months ended June 30, 2022, the Company issued 12,476 shares at $2.23 per share in satisfaction of $27,821 of 401(k) contribution liabilities.

15. STOCKHOLDERS’ EQUITY

Common Stock

On February 3, 2022, the Company issued 15,000 shares of common stock and paid $34,999 cash as consideration for the purchase of the domain name Gaucho.com. The seller is entitled to additional shares if the closing price per share is less than $2.64 on August 14, 2022, such that the collective value of the total shares issued to the seller has a fair market value of $39,600. (See Note 6, Intangible Assets).

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

From April 19, 2022 through June 6, 2022, the Company sold 600,592 shares of the Company’s common stock for aggregate gross proceeds of $555,811 less cash offering costs of $44,465, in connection with a Common Stock Purchase Agreement (the “Purchase Agreement”) with an underwriter (the “Underwriter”). Pursuant to the Purchase Agreement, the Company has the right to sell to the Underwriter up to $50,000,000 (the “Total Commitment”) in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The Company has the right, but not the obligation, to direct the Underwriter to purchase up to a fixed maximum amount of shares of Common Stock as set forth in the Purchase Agreement, from time to time over a 36 month period beginning May 6, 2021. At any time when the Company’s common stock is trading below $1.00 on the Nasdaq, the Company is unable to direct the Underwriter to purchase any number of shares.

On June 7, 2022, the Company issued an aggregate of 650,562 immediately-vested shares of its common stock, with a grant date value of $525,000, as compensation to the non-executive members of its board of directors.

On June 22, 2022, the Company issued (i) 2,207,309 shares of its common stock valued at $1,379,568 and (ii) 315,330 shares of restricted stock valued at $197,081, in exchange for, and upon the cancellation of, options for the purchase of 5,502,500 shares of GGI common stock (the “GGI Stock Options”). The Company recognized stock-based compensation of $20,597 in connection with the cancellation of the GGI Stock Options. (See Note 1. Business Organization, Nature of Operations and Risks and Uncertainties, Non-Controlling Interest). The restricted stock units vest quarterly, with 157,665 shares vesting on September 18, 2022, and 157,665 shares vesting on December 18, 2022.

Accumulated Other Comprehensive Loss

For three and six months ended June 30, 2022, the Company recorded a gain of $358,056 and $621,462, respectively, and for the three and six three months ended June 30, 2021, the Company recorded a gain of $136,660 and $235,640, respectively, related to foreign currency translation adjustments as accumulated other comprehensive income, primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 2 – Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

Warrants

A summary of warrant activity during the six months ended June 30, 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2022	1,584,345	$6.01
Issued	750,000	1.75
Exercised	-	-
Expired	(310,179)	6.00
Canceled	-	-
Outstanding, June 30, 2022	2,024,166	$4.44	1.1	$-

Exercisable, June 30, 2022	2,024,166	$4.44	1.1	$-

See Note 11 – Convertible Debt Obligations for details regarding warrants issued during the six months ended June 30, 2022.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of outstanding and exercisable warrants as of June 30, 2022 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$1.75	Common Stock	750,000	2.7	750,000
$6.00	Common Stock	1,258,833	0.1	1,258,833
$7.50	Common Stock	15,333	3.6	15,333
	Total	2,024,166	1.1	2,024,166

Stock Options

Gaucho Group Holdings, Inc. Stock Options

During the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of $57,403 and $130,103, respectively, and during the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense of $101,453 and $202,906, respectively, related to the amortization of options granted for the purchase of GGH common stock, which is reflected as general and administrative expenses (classified in the same manner as the grantees’ wage compensation) in the accompanying condensed consolidated statements of operations. As of June 30, 2022, there was $290,242 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.8 years.

Gaucho Group, Inc. Stock Options

During the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of $29,731 and $40,085, respectively, of which $20,597 represented stock-based compensation expense that was recognized upon the cancellation and exchange of the GGI Stock Options on June 22, 2022 (see Common Stock, above). During the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense of $44,610 and $111,806, respectively, related to the GGI Stock Options. Stock-based compensation in connection with the GGI Stock Options is reflected as general and administrative expenses (classified in the same manner as the grantees’ wage compensation) in the accompanying condensed consolidated statements of operations.

There were no stock options granted during the six months ended June 30, 2022 or during the six months ended June 30, 2021.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During July 2022, the Company became aware of a demand letter and draft complaint alleging breach of contract from a current stockholder regarding the stockholder vote required to amend the Certificate of Designation of the Series B Convertible Preferred Shares. No complaint has been filed at this time, and the Company is reviewing the allegations to determine if any action is warranted.

17. LEASES

On April 8, 2021, GGI entered into a lease agreement to lease a retail space in Miami, Florida for 7 years, which expires May 1, 2028. As of June 30, 2022, the lease had a remaining term of approximately 6.1 years. Lease payments begin at $26,758 per month and escalate 3% every year over the duration of the lease. The Company was granted rent abatements of 15% for the first year of the lease term, and 10% for the second and third year of the lease term. The Company was required to pay a $56,130 security deposit.

As of June 30, 2022, the Company had no leases that were classified as a financing lease.

Total operating lease expenses were $82,965 and $165,930 during the three and six months ended June 30, 2022, respectively and were $55,310 and $55,310 during the three and six months ended June 30, 2021, respectively. Lease expenses are recorded in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Supplemental cash flow information related to leases was as follows:

For the Six Months Ended
June 30, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$140,584

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-

Weighted Average Remaining Lease Term:
Operating leases	5.8

Weighted Average Discount Rate:
Operating leases	7.0%

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future minimum lease commitments are as follows:

For the period July 1 through December 31, 2022	$148,825
For the years ended December 31,
2023	303,603
2024	336,102
2025	357,881
2026	368,617
2027	365,004
Thereafter	120,463
Total future minimum lease payments	2,000,495
Less: imputed interest	(375,994)
Total	$1,624,203

The Company is the lessor of a building and land that it purchased in connection with the acquisition of GDS, pursuant to an operating lease which expires on August 31, 2031. At the end of the lease, the lessee may enter into a new lease or return the asset to the Company. The Company recorded lease revenue of $10,594 and $14,339, during the three and six months ended June 30, 2022, respectively, related to this lease agreement.

18. SUBSEQUENT EVENTS

Foreign Currency Exchange Rates

The Argentine Peso to United States Dollar exchange rate was 134.388, 125.1201 and 102.6834 at August 12, June 30, 2022, and December 31, 2021, respectively.

The British pound to United States dollar exchange rate was 0.8227, 0.8232 and 0.7340 at August 12, June 30, 2022, and December 31, 2021, respectively.

Equity Incentive Plans

On July 1, 2022, the Board of Directors approved an increase in the number of shares available for awards under the 2018 Equity Incentive Plan, subject to stockholder approval, to 25% of the Company’s common stock outstanding on a fully diluted basis as of the date of stockholder approval.

Convertible Debt

On July 1, 2022, the Company and the holders of the GGH Notes entered into a letter agreement pursuant to which the parties agreed to reduce the Conversion Price to $0.30 for the Trading Days of July 5, 2022, through and inclusive of September 5, 2022.

During the period from July 6, 2022 through August 11, 2022, principal, interest and fees in the aggregate amount of $2,567,648 were converted into shares of 8,558,826 shares of common stock at a conversion price of $0.30 per share.

On August 12, 2022 the Company received notice from certain holders of GGH Notes to convert principal in the amount of $240,000 into 800,000 shares of common stock at a conversion price of $0.30 per share. These shares have not yet been issued as of the date of the issuance of these financial statements.

From July 13, 2022 through July 28, 2022, the Company issued convertible promissory notes to certain investors (the “Investor Notes”) in the aggregate amount of $972,500. The notes will automatically convert into units consisting of one share of common stock and a warrant for the purchase of common stock at a price equal to the lesser of (a) $0.55 per unit or (b) the three-day volume weighted average closing price (“VWAP”) of the Company’s common stock beginning on the date that is two days prior to stockholder approval of such conversion at the 2022 annual stockholder meeting. Each warrant issued upon the conversion of the Investor Notes will be exercisable at the same price per share as determined above.

Restricted Stock Units

On August 11, 2022, the Company issued an aggregate 278,814 restricted stock units with a grant date value of $108,737 to non-executive members of the Board of Directors.

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

Overview

Gaucho Group Holdings, Inc. (“GGH” or the “Company”) positions its e-commerce leather goods, accessories, and fashion brand, Gaucho – Buenos Aires™, as one of luxury, creating a platform for the global consumer to access their piece of Argentine style and high-end products. With a concentration on leather goods, ready-to-wear and accessories, this is the luxury brand in which Argentina finds its contemporary expression. During the first quarter of 2022, the Company launched Gaucho Casa, a Home & Living line of luxury textiles and home accessories, which is marketed and sold on the Gaucho – Buenos Aires e-commerce platform, as well as in the Company’s flagship retail store in Miami, Florida, which opened in July, 2022. Gaucho Casa challenges traditional lifestyle collections with its luxury textiles and home accessories rooted in the singular spirit of the gaucho aesthetic. GGH seeks to grow its direct-to-consumer online products to global markets in the United States, Asia, the United Kingdom, Europe, and Argentina. We intend to focus on e-commerce and scalability of the Gaucho – Buenos Aires and Gaucho Casa brands, as real estate in Argentina is politically sensitive.

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

Recent Developments and Trends

On May 26, 2022, the Company announced the completion of its winery’s multi-year expansion and infrastructure improvement initiative, which resulted in a larger and better equipped facility to produce premium quality, small batch wines. Algodon’s current winery capacity includes 485,000 liters (or approximately 546,000 bottle equivalent), which can be broken down to include tank storage of 280,000 liters, barrel storage of 135,000 storage, and 70,000 liters of bottle storage.

On June 7, 2022, we executed a Second Amendment to the Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC (“LVH”) to modify the rules for distributions to the members of LVH, and modify the number, amount and timing of our additional capital contributions to LVH.

On July 12, 2022, GGI opened its U.S. flagship retail space in Miami, Florida, for the sale of fashion, accessories, luxury textiles and home goods.

See also Items 2 and 5 of Part II below.

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

We have faced, and may continue to face, significant cost inflation, specifically in raw materials and other supply chain costs due to increased demand for raw materials and the broad disruption of the global supply chain associated with the impact of COVID-19. International conflicts or other geopolitical events, including the 2022 Russian invasion of Ukraine, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, and heightened inflation. Further escalation of geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operation. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined.

Liquidity and Going Concern

As reflected in our accompanying condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $103.2 million, raising substantial doubt that we will be able to continue operations as a going concern. Our ability to execute our business plan is dependent upon our generating cash flow and obtaining additional debt or equity capital sufficient to fund operations. If we can obtain additional debt or equity capital (of which there can be no assurance), we hope to acquire additional management as well as increase the marketing of our products and continue the development of our real estate holdings.

Our business strategy may not be successful in addressing these issues and there can be no assurance that we will be able to obtain any additional capital. Further, we are currently not able to draw down on our equity line of credit (“ELOC”), pursuant to a Common Stock Purchase Agreement with an underwriter, since, at any time when the Company’s common stock is trading below $1.00 on the Nasdaq, the Company is unable to sell shares under the ELOC. If we cannot execute our business plan on a timely basis (including acquiring additional capital), our stockholders may lose their entire investment in us, because we may have to delay vendor payments and/or initiate cost reductions and possibly sell certain company assets, which would have a material adverse effect on our business, financial condition and results of operations, and we could ultimately be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. The conditions outlined above indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date.

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

Consolidated Results of Operations

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Overview

We reported net losses of approximately $5.3 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively.

Revenues

Revenues from operations were approximately $405,000 and $340,000 during the three months ended June 30, 2022 and 2021, respectively, reflecting an increase of approximately $65,000 or 19%. Increases in hotel, agricultural, wine and restaurant sales of approximately $309,000 resulting from the easing of COVID restrictions and the Argentine government’s efforts to promote tourism and revitalize local businesses by subsidizing a portion of sales, were partially offset by a decrease of approximately $114,000 in real estate lot revenue and a decrease of approximately $130,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Gross profit

We generated a gross loss of approximately $128,000 for the three months ended June 30, 2022 and a gross profit of approximately $60,000 for the three months ended June 30, 2021, representing a decline of approximately $188,000 or 313%.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $253,000 from approximately $280,000 for the three months ended June 30, 2021 to approximately $533,000 for the three months ended June 30, 2022. The increase in cost of sales primarily resulted from the increase in hotel and restaurant payroll costs of approximately $222,000 which corresponds to the increase in the related revenues as discussed above. In addition, a higher number of agricultural sales, which are sold at a loss, provided an increase of approximately $187,000 in cost of sales. The increase in cost of sales were partially offset by the decrease of approximately $26,000 in costs related to the lot sales during the three months ended June 30, 2022 and a decrease of $130,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Selling and marketing expenses

Selling and marketing expenses were approximately $333,000 and $119,000 for the three months ended June 30, 2022 and 2021, respectively, representing an increase of $214,000 or 180%, primarily related to promoting the Company in new markets, as well as advertising and marketing expenses for GGI’s new retail space.

General and administrative expenses

General and administrative expenses were approximately $1,929,000 and $1,206,000 for the three months ended June 30, 2022 and 2021, respectively, representing an increase of $723,000 or 60%. Increases primarily consisting of (i) an increase of $618,000 related to compensation to the Company’s Board of Directors (consisting of $525,000 of stock compensation in and approximately $93,000 of cash compensation); (ii) an increase of approximately $72,000 in taxes and tax reserve allowances, and (iii) an increase of approximately $68,000 in professional fees primarily related to amendments to our convertible debt agreements, were partially offset by (v) a decrease of approximately $121,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar. All other fluctuations are immaterial individually and in the aggregate.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $49,000 and $31,000 during the three months ended June 30, 2022 and 2021, respectively, representing an increase of $18,000 or 58%, related to new asset purchases.

Interest expense, net

Interest expense, net was approximately $668,000 and $33,000 during the three months ended June 30, 2022 and 2021, respectively, representing an increase of $635,000. The increase is the result of accrued interest, and amortization of debt discount related to convertible debt issued in November of 2021.

Other income (expense)

Other income of approximately $75,000 during the three months ended June 30, 2022 represents the management fee received from LVH. The loss on extinguishment of debt of approximately $2.1 million and inducement expense of approximately $198,000 are related to reductions in the conversion price on the convertible debt during the quarter ended June 30, 2022 (see Note 11 – Convertible Debt Obligations). In addition, gains from foreign currency translation were approximately $43,000 and $10,000 for the three months ended June 30, 2022 and 2021, respectively, resulting from the net monetary position of our Argentine subsidiaries.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Overview

We reported a net loss of approximately $7.6 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively.

Revenues

Revenues from operations were approximately $831,000 and $615,000 during the six months ended June 30, 2022 and 2021, respectively, reflecting an increase of approximately $216,000 or 35%. Increases in hotel, wine and other sales of approximately $283,000 resulting from the easing of COVID restrictions and the Argentine government’s efforts to promote tourism and revitalize local businesses by subsidizing a portion of sales, an increase in seasonal agricultural sales of approximately $134,000 and an increase in real estate lot revenues of approximately $71,000, were partially offset by a decrease of approximately $84,000 in restaurant sales as a result of our restaurants being partially closed for renovations during the six months ended June 30, 2022, and a decrease of approximately $189,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Gross profit

We generated a gross profit of approximately $59,000 and $176,000 for the six months ended June 30, 2022 and 2021, respectively, representing a decrease of approximately $117,000 or 66%.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $332,000 from approximately $440,000 for the six months ended June 30, 2021 to approximately $772,000 for the three months ended June 30, 2022. The increase in cost of sales was associated with a corresponding increase in hotel, wine and agricultural sales, as shown above. The rise in total costs of sales were due to increases for hotel, wine and other costs of sales of approximately $334,000 and approximately $187,000 of agricultural costs of sales, were partially offset by a decrease of approximately $188,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar. Margin ratios declined as a result of a proportionate increase in agricultural sales which are sold at a loss.

Selling and marketing expenses

Selling and marketing expenses were approximately $505,000 and $235,000 for the six months ended June 30, 2022 and 2021, respectively, representing an increase of $270,000 or 115%, primarily related to promoting the Company in new markets, as well as advertising and marketing expenses for GGI’s new retail space.

General and administrative expenses

General and administrative expenses were approximately $3,674,000 and $2,564,000 for the six months ended June 30, 2022 and 2021, respectively, representing an increase of approximately $1,110,000 or 43%. Increases primarily consisting of (i) $618,000 increase related to compensation to the Company’s Board of Directors (consisting of $525,000 of stock compensation in and approximately $93,000 of cash compensation); (ii) an increase of approximately $360,000 in professional fees as the result of expenses incurred in connection with a special stockholder meeting held during the first quarter of 2022 as well as additional amendments to our convertible debt agreements; (iii) $140,000 in travel expenses related to investor activity; (iv) an increase in rent and occupancy charges of approximately $88,000 in connection with GGI’s new retail space, and (v) an increase in taxes and tax reserve allowances of approximately $120,000, were partially offset by a decrease of approximately $246,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar. All other fluctuations are immaterial individually and in the aggregate.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $95,000 and $68,000 during the six months ended June 30, 2022 and 2021, respectively, representing an increase of $27,000 or 40%, related to new asset purchases.

Interest expense, net

Interest expense, net was approximately $1,422,000 and $39,000 during the six months ended June 30, 2022 and 2021, respectively, representing an increase of $1,383,000. The increase is the result of accrued interest, and amortization of debt discount related to convertible debt issued in November of 2021.

Other income (expense)

Other income of approximately $150,000 during the six months ended June 30, 2022 represents the management fee received from LVH. The loss on extinguishment of debt of approximately $2.1 million and inducement expense of approximately $198,000 are related to reductions in the conversion price on the convertible debt during the quarter ended June 30, 2022 (see Note 11 – Convertible Debt Obligations). In addition, gains from foreign currency translation were approximately $226,000 and $29,000 for the six months ended June 30, 2022 and 2021, respectively, as the result of the net monetary liability position of our Argentine subsidiaries. During the six months ended June 30, 2021, we recognized a gain on forgiveness of PPP Loan of approximately $242,000. No such gain was recognized during the six months ended June 30, 2022.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	June 30,	December 31,
	2022	2022
	(unaudited)
Cash	$254,685	$3,649,407
Working Capital (Deficiency)	$(4,472,804)	$(499,419)
Loan Payable	$262,736	$317,356
Debt Obligations	$7,000	$7,000
Convertible Debt Obligations	$5,032,486	$6,480,000

Based upon our working capital deficiency as of June 30, 2022, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Cash requirements for our current liabilities include approximately $1.9 million for accounts payable and accrued expenses, approximately $185,000 for lease liabilities, approximately $170,000 for loans payable, and approximately $99,000 for debt obligations and other current liabilities. We also have convertible debt obligations in the amount of $5.0 million which, if not converted prior to maturity, are due on November 2, 2022. Cash requirements for our long-term liabilities include approximately $1.4 million for operating lease liabilities, approximately $103,000 related to a payment plan for Argentine payroll taxes, and approximately $92,000 for loans payable. In addition, we are obligated to make additional capital contributions in the aggregate amount of $28.0 million to LVH pursuant to the Second Amendment to the Amended and Restated Limited Liability Company Agreement.

During the six months ended June 30, 2022 and 2021, we financed our activities from proceeds derived from the sale of common stock during the period, and from debt and equity financings occurring in prior periods. A significant portion of the funds have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

Net cash used in operating activities for the six months ended June 30, 2022 and 2021 amounted to approximately $2.8 million and $4.0 million, respectively. During the six months ended June 30, 2022, the net cash used in operating activities was primarily attributable to the net loss of approximately $7.6 million adjusted for approximately $4.2 million of net non-cash expenses, and approximately $648,000 of cash provided by changes in the levels of operating assets and liabilities. During the six months ended June 30, 2021, the net cash used in operating activities was primarily attributable to the net loss of approximately $2.5 million adjusted for approximately $195,000 of net non-cash expenses, and approximately $1.7 million of cash used to fund changes in the levels of operating assets and liabilities.

Cash used in investing activities for the six months ended June 30, 2022 and 2021 amounted to approximately $1.7 million and $1.2 million, respectively, related to the purchase of property and equipment of approximately $1.7 million and $224,000, respectively, $0 and $1.0 million, respectively, related to the purchase of investment in LVH, $35,000 and $0, respectively, related to the purchase of the Gaucho.com domain name and $7,560 and $0, respectively, of net cash used for the purchase of GDS.

Net cash provided by financing activities for the six months ended June 30, 2022 and 2021, amounted to approximately $458,000 and $8.0 million, respectively. For the six months ended June 30, 2022, the net cash provided by financing activities resulted from approximately $511,000 of proceeds from the issuance of common stock, net of offering costs, partially offset by loan repayments of approximately $53,000. For the six months ended June 30, 2021, the net cash provided by financing activities resulted from approximately $7.3 million of net proceeds provided by the sale of common stock and warrants in a public offering, approximately $926,000 of proceeds provided by the sales of common stock to the placement agent under the Common Stock Purchase Agreement, and $439,000 from the proceeds from the sale of common stock and warrants to accredited investors, partially offset by debt and loan repayments of approximately $228,000 and payments of offering costs related to the public offering and the Common Stock Purchase Agreement of approximately $390,000.

As of June 30, 2022, the Company had cash and a working capital deficit of approximately $255,000 and $4.5 million, respectively. During the six months ended June 30, 2022 and 2021, the Company incurred a net loss of approximately $7.6 million and $2.5 million, respectively, and used cash in operating activities of approximately $2.8 million and $4.0 million, respectively.

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

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 2 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and development activities and have suffered substantial recurring losses from operations since our inception. Further, as of June 30, and through the issuance date of these financial statements, the Company has been unable to sell additional shares under the Common Stock Purchase Agreement, since the Company is unable to sell shares under the Common Stock Purchase Agreement at any time when the Company’s common stock is trading below $1.00 on the Nasdaq. These conditions raise substantial doubt that we will be able to continue operations as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

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

Availability of Additional Funds

As a result of our financings, we have been able to sustain operations. However, we will need to raise additional capital in order to meet our future liquidity needs for operating expenses and capital expenditures, including GGI inventory production, continued development of the GGI e-commerce platform, expansion of our winery and additional investments in real estate development. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2022. The Company recorded gains on foreign currency transactions of approximately $43,000 and $226,000 during the three and six months ended June 30, 2022, respectively, and approximately $10,000 and $29,000 during the three and six months ended June 30 2021, respectively, as a result of the net monetary liability position of its Argentine subsidiaries.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2022, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As reported on our Current Report on Form 8-K as filed with the SEC on July 15, 2022, recently, the Company became aware of a demand letter and draft complaint alleging breach of contract from a current stockholder regarding the stockholder vote required to amend the Certificate of Designation of the Series B Convertible Preferred Shares (the “Certificate of Designation”). To the Company’s knowledge, no complaint has been filed at this time. The Company is reviewing the allegations to determine if any action is warranted.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in Item 1A of the Company’s Annual Report on Form 10-K as filed with the SEC on April 14, 2022.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

Our common stock is currently listed for trading on The Nasdaq Capital Market. We must satisfy the continued listing requirements of The Nasdaq Stock Market LLC (or Nasdaq), to maintain the listing of our common stock on The Nasdaq Capital Market.

On July 14, 2022, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market notifying the Company that, for the preceding 30 consecutive business days, the closing bid price for the Company’s common stock was trading below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The notification has no immediate effect on the Company’s Nasdaq listing and the Company’s common stock will continue to trade on Nasdaq under the ticker symbol “VINO.”

In accordance with Nasdaq Rules, the Company has been provided an initial period of 180 calendar days, or until January 10, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If at any time before the Compliance Date the closing bid price for the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, the Staff will provide the Company written confirmation of compliance with the Bid Price Requirement.

If the Company does not regain compliance with the Bid Price Requirement by the Compliance Date, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would then be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Requirement, and will need to provide written notice of its intention to cure the deficiency during the additional 180 calendar day compliance period, which compliance could be achieved by effecting a reverse stock split, if necessary. If the Company does not regain compliance with the Bid Price Requirement by the Compliance Date and is not eligible for an additional compliance period at that time, the Staff will provide written notification to the Company that its common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Hearings Panel.

There can be no assurance that the Company will regain compliance or otherwise maintain compliance with any of the other listing requirements. Nonetheless, the Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options, including a reverse stock split, to regain compliance with the Bid Price Requirement.

If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock”, which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting would materially and adversely affect our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

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

The Company is continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on the Company’s operations, financial position and cash flows, as well as the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s future operations and liquidity is uncertain. While there could ultimately be a material impact on operations and liquidity of the Company, as of the date of this report, the impact cannot be determined at this time.

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

The Company is facing and may continue to face significant cost inflation.

We have faced, and may continue to face, significant cost inflation, specifically in raw materials and other supply chain costs due to increased demand for raw materials and the broad disruption of the global supply chain associated with the impact of COVID-19. International conflicts or other geopolitical events, including the 2022 Russian invasion of Ukraine, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, and heightened inflation. Further escalation of geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operation.

While we may try to mitigate the impact of inflation by increasing the price of some of our own products, we may be unable to do so due to the terms of existing contracts, a competitor’s pricing pressure, or other factors. Additionally, significant price increases may result in a loss of customers and adversely impact our business, results of operations, financial condition, and cash flows. Additionally, broad concerns related to the economy, including inflation may impact consumer spending, which could impact future demand for our products.

Revenues are currently insufficient to pay operating expenses and costs which may result in the inability to execute the Company’s business concept.

The Company’s operations have to date generated significant operating losses, as reflected in the financial information included in this Quarterly Report. Management’s expectations in the past regarding when operations would become profitable have not been realized, and this has continued to put a strain on working capital. Business and prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stages of operations. If the Company is not successful in addressing these risks, its business and financial condition will be adversely affected. In light of the uncertain nature of the markets in which the Company operates, it is impossible to predict future results of operations.

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

We may not be able to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, doubt has been raised as to the ability of the Company to continue as a going concern. The Company presently has enough cash on hand to sustain its operations on a month-to-month basis, but if the Company is not able to obtain additional sources of capital, it may not have sufficient funds to continue to operate the business for twelve months from the date these financial statements are issued. While management believes that it will be successful in obtaining additional financing, no assurance can be provided that the Company will be able to do so. Further, there is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables, reduce overhead and possibly sell certain Company assets until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Line of Credit

On May 6, 2021, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Tumim Stone Capital LLC (“Tumim Stone Capital”). During the period of this Quarterly Report, and pursuant to the Purchase Agreement, the Company requested draw-downs and issued shares of common stock and received gross proceeds of the following: (i) April 19, 2022, the Company issued 16,917 shares of common stock to Tumim Stone Capital for gross proceeds of $28,185.41; (ii) on May 11, 2022, the Company issued 39,000 shares of common stock to Tumim Stone Capital for gross proceeds of $39,865; (iii) on May 17, 2022, the Company issued 66,000 shares of common stock to Tumim Stone Capital for gross proceeds of $67,947; (iv) on May 25, 2022, the Company issued 83,675 shares of common stock to Tumim Stone Capital for gross proceeds of $86,434.43; (v) on May 27, 2022, the Company issued 180,000 shares of common stock to Tumim Stone Capital for gross proceeds of $169,888.50; and (iii) on June 6, 2022, the Company issued 215,000 shares of common stock to Tumim Stone Capital for gross proceeds of $163,440.85. No general solicitation was used, and a commission of 8% of the total gross proceeds was paid to Benchmark Investments, Inc. pursuant to the Underwriting Agreement between the Company and Kingswood Capital Markets, a division of Benchmark Investments, Inc. dated February 16, 2021. The Company relied on the exemptions from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the SEC on May 17, 2021 and an amended Form D was filed with the SEC on May 17, 2022.

On November 23, 2021, the Company filed a resale registration statement on Form S-1 to register up to 4,500,000 shares of our common stock for resale by Tumim. The Form S-1 was declared effective on December 7, 2021.

Convertible Promissory Notes

As previously reported on our Current Report on Form 8-K filed on November 8, 2021, Gaucho Group Holdings, Inc. (the “Company,” “we,” “us” or “our”), and the investors (the “Holders”) entered into that Securities Purchase Agreement, dated as of November 3, 2021 (as the same has been amended, restated, amended and restated, supplemented or otherwise modified prior to the date hereof, the “Securities Purchase Agreement”) and the Company issued to the Holders certain senior secured convertible notes (as the same has been amended, restated, amended and restated, supplemented or otherwise modified prior to the date hereof, each, a “Note” and together with the Securities Purchase Agreement, the “Note Documents”).

Also as previously reported on our Current Report on Form 8-K filed March 1, 2022, on February 22, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with the Holders in order to amend and waive certain provisions of the Note Documents and exchange $100 in aggregate principal amount of each of the Notes.

In addition, as previously reported on our Current Report on May 2, 2022, the Company and the Holders entered into a letter agreement (the “Letter Agreement #1”) pursuant to which the parties agreed to reduce the Conversion Price from $3.50 to $1.35 for the period beginning May 2, 2022 through May 13, 2022 (the “Reduced Price Conversion Period”).

As previously reported on our Current Report as filed with the SEC on May 13, 2022, on May 12, 2022, the Company and the Holders entered into a letter agreement (the “Letter Agreement #2”) pursuant to which the parties agreed to reduce the Conversion Price to $0.95 and the Holders have committed to converting principal under the Notes in an amount equal to 4.90% of the outstanding shares of common stock of the Company.

As previously reported on our Current Report on Form 8-K as filed with the SEC on July 5, 2022, on July 1, 2022, the Company and the Holders entered into a third letter agreement (the “Letter Agreement #3”) pursuant to which the parties agreed to reduce the Conversion Price to $0.30 for the Trading Days of July 5, 2022, through and inclusive of September 5, 2022. Any conversion which occurs shall be voluntary at the election of the Holder.

The Note Documents, Exchange Agreement, Letter Agreement #1, Letter Agreement #2, and Letter Agreement #3 are referred to herein as the Transaction Documents.

During the period of this Quarterly Report and pursuant to the Transaction Documents, investors converted the following amounts of principal of the Convertible Promissory Notes: (i) on May 2, 2022, certain investors converted a total of $234,999 of principal of the Convertible Promissory Notes and the Company issued 174,073 shares of common stock upon conversion; (ii) on May 6, 2022, one of the investors converted a total of $67,500 of principal of the Convertible Promissory Notes and the Company issued 50,000 shares of common stock upon conversion; (iii) on May 11, 2022 certain investors converted a total of $54,999 of principal, interest and fees of the Convertible Promissory Notes and the Company issued 40,740 shares of common stock upon conversion; (iv) on May 13, 2022, certain investors converted a total of $1,165,099 of principal, interest and fees of the Convertible Promissory Notes and the Company issued 1,226,420 shares of common stock upon conversion, of which 595,165 were previously issued as pre-delivery shares on November 9, 2021; (v) on July 6, 2022 certain investors converted a total of $200,000 of principal of the Convertible Promissory Notes and the Company issued 666,667 shares of common stock upon conversion; (vi) on July 7, 2022 certain investors converted a total of $180,000 of principal, interest and fees of the Convertible Promissory Notes and the Company issued 600,000 shares of common stock upon conversion; (vii) on July 11, 2022 certain investors converted a total of $248,347 of principal of the Convertible Promissory Notes and the Company issued 827,824 shares of common stock upon conversion; (viii) on July 12, 2022 certain investors converted a total of $364,301 of principal, interest and fees of the Convertible Promissory Notes and the Company issued 1,214,335 shares of common stock upon conversion. The Company filed a Registration Statement on Form S-1 (File No. 333-261564) registering the resale of up to 12,164,213 shares on December 9, 2021, which was declared effective on January 13, 2022.

The shares of common stock that have been and may be issued under the Transaction Documents are being offered and sold in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof and/or Rule 506(b) of Regulation D thereunder. The Company filed a Form D with the SEC on or about November 9, 2021.

Non-Executive Director Compensation

On June 7, 2022, Gaucho Group Holdings, Inc. (the “Company”), issued a total of 650,562 shares at $0.807 per share to the non-executive directors of the Company as compensation for service as members of the Board of Directors of the Company (the “Board”) for 2021 and the first half of 2022. For this sale of securities, no general solicitation was used, no commissions were paid, all persons were accredited investors, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on July 28, 2022. See Item 5 below for information regarding the issuance of restricted stock units.

Gaucho Group, Inc. Options

As reported on our Current Report dated June 24, 2022, on June 24, 2022, the Company issued a total of 2,207,309 shares of its common stock to certain investors (the “Option Holders”) holding options to purchase common stock of Gaucho Group, Inc., a wholly owned subsidiary of the Company (“GGI”). On June 24, 2022, the Company further granted to the Option Holders the right to receive, in the aggregate, up to 315,330 shares of restricted stock units subject to vesting, with an aggregate of 157,665 shares vesting on September 18, 2022, and 157,665 shares vesting on December 18, 2022. The issuance and grant were made in consideration for the Option Holders’ agreement to cancel their outstanding options to purchase common stock of GGI. The value of the stock issuance and grant of restricted stock units is approximately $1,576,648.

The Company’s Chief Executive Officer and director, Scott L. Mathis, the Company’s Chief Financial Officer, Maria Echevarria, and certain of the Company’s directors, Steven Moel, Peter Lawrence, and Reuben Cannon, each held options to purchase shares of GGI. As such, each of the foregoing officers and directors were issued a total of 1,936,711 shares of common stock of the Company at $0.625 as consideration for the cancellation of their outstanding options to purchase shares of common stock of GGI and 276,631 restricted stock units subject to vesting. For this sale of securities, no general solicitation was used, no commissions were paid, all persons were accredited investors, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed on July 29, 2022.

Item 3. Defaults upon Senior Securities

On January 25, 2018, the Company received a bank loan in the amount of $525,000 (the “2018 Loan”), denominated in U.S. dollars. The loan bears interest at 6.75% per annum and is due on January 25, 2023. Principal and interest will be paid in 60 equal monthly installments of $10,311, beginning on February 23, 2018. During 2018, the Company defaulted on certain 2018 Loan payments, and as a result, the 2018 Loan is currently payable upon demand. During the six months ended June 30, 2022, the Company made principal payments, in the aggregate of $55,235. As of June 30, 2022, principal of $166,828 is outstanding.

As previously reported on the Company’s Annual Reports on Forms 10-K for the years ending December 31, 2017, 2018, 2019, 2020 and 2021, the Company sold convertible promissory notes in the aggregate principal amount of $2,046,730 (together, the “2017 Notes”). The 2017 Notes matured 90 days from the date of issuance, bore interest at 8% per annum and were convertible into the Company’s common stock at $0.63 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. In 2021, principal and interest of $1,163,354 and $258,714 were exchanged for common stock and warrants with an aggregate fair value of $1,422,068. As of June 30, 2022, principal of $7,000 and interest of $4,547 outstanding on the 2017 Notes is past due and is payable on demand. The 2017 Notes are no longer convertible.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

On February 3, 2022, the Company purchased the domain name Gaucho.com for $34,999 in cash and 15,000 shares of common stock, subject to adjustment. The seller is entitled to additional shares of common stock if on August 14, 2022, the closing price per share of the Company’s common stock is less than $2.64 as quoted on a national securities exchange, and the Company shall issue additional shares of common stock so that the value of the total shares issued to the seller collectively has a fair market value of $36,900. As of August 12, 2022, the most recent trading day prior to August 14, 2022, which is a non-trading day, the Company’s common stock closed at $0.3570 . Therefore, the Company is required to issue the seller an additional 88,362 shares of common stock so that the value of the total shares the seller owns as of August 14, 2022 has a fair market value of $36,900. A Form D will be filed within 15 days of the issuance of the shares.

On May 19, 2022, the Company filed an Amendment on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on April 12, 2021 for the purposes of filing the auditor’s consent as an exhibit to the Form 10-K/A which was inadvertently omitted from the Form 10-K.

Also, on May 19, 2022, the Company filed an Amendment on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on April 14, 2022 for the purposes of filing the auditor’s consent as an exhibit to the Form 10-K/A, amending Item 5, to include information regarding additional draw-downs on the ELOC with Tumim Stone Capital and referencing the resale registration statements declared effective in connection therewith, amending Item 10 to include information as required pursuant to Nasdaq Rule 5065(d)(2)(B) and disclosure required by Instruction 1 to Item 407(a) of Regulation S-K regarding its reliance on this exception, and amending Item 13 to include information as required pursuant to Items 404 and 407(a) of Regulation S-K, all of which were inadvertently omitted from the Form 10-K.

As previously reported, on June 7, 2022, the Company, through its wholly owned subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”), executed a Second Amendment to the Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC (“LVH”) to modify the rules for distributions to the members of LVH, and modify the number, amount and timing of GVI’s additional capital contributions to LVH.

Also on June 7, 2022, as previously reported, the Board approved, as recommended by the Compensation Committee of the Board, annual compensation to the non-executive members of the Board of $25,000 in cash, and $75,000 in restricted stock for the fiscal year 2022, and compensation of $50,000 in restricted stock for fiscal year 2021. Pursuant to the 2018 Equity Incentive Plan of the Company, of a total of 650,562 shares of restricted stock, vested immediately, at $0.807 per share were issued to the non-executive directors of the Company as compensation for service as members of the Board for 2021 and the first half of 2022. The remainder of the compensation, pending service through December 31, 2022, will be paid no later than January 15, 2023.

The Board also approved, that each chairperson of a committee of the Board is entitled to cash compensation of $5,000 for service for 2022. A total of $80,000 in cash for the services rendered through June 30, 2022 is payable on July 15, 2022 to the non-executive directors. The remainder of the compensation, pending service through December 31, 2022, will be payable no later than January 15, 2023. In addition, each non-executive member of the Board is also entitled to additional compensation for board and committee meeting attendance. Through June 30, 2022, total compensation for such fees was $12,500 for the six months ended June 30, 2022. Total compensation of $92,500 was payable to the board members as of June 30, 2022. Approximately $79,500 of the total compensation of $92,500 was paid between July 15, 2022 through August 1, 2022.

On August 11, 2022, the Board approved the remainder of the compensation for 2022 of the non-executive directors to be paid as follows: (i) issuance of 46,469 restricted stock units for each of the five non-executive directors, vesting on the earlier of December 31, 2022 or termination of service; and (ii) cash payment to be paid no later than January 15, 2022.

As previously reported, on June 15, 2022, the Board approved the creation of a nominating committee of the Board and appointed Reuben Cannon as Chairperson of the committee, with additional members Peter Lawrence and Marc Dumont. All three members of the committee are considered independent in compliance with Nasdaq Rules 5065(a) and (e). On June 22, 2022, the Board approved and adopted a Charter of the Nominating and Corporate Governance Committee (the “Nominating Committee Charter”) to govern its membership and purpose.

As of August 15, 2022 and pursuant to the Transaction Documents, investors converted the following amounts of principal of the Convertible Promissory Notes: (i) on July 6, 2022 certain investors converted a total of $200,000 of principal of the Convertible Promissory Notes and the Company issued 666,667 shares of common stock upon conversion; (ii) on July 7, 2022 certain investors converted a total of $180,000 of principal, interest and fees of the Convertible Promissory Notes and the Company issued 600,000 shares of common stock upon conversion; (iii) on July 11, 2022 certain investors converted a total of $248,347 of principal of the Convertible Promissory Notes and the Company issued 827,824 shares of common stock upon conversion; (iv) on July 12, 2022 certain investors converted a total of $364,301 of principal, interest and fees of the Convertible Promissory Notes and the Company issued 1,214,335 shares of common stock upon conversion; (v) on July 20, 2022 certain investors converted a total of $195,000 of principal, interest and fees of the Convertible Promissory Notes and the Company issued 650,000 shares of common stock upon conversion; (vi) on July 21, 2022 certain investors converted a total of $300,000 of principal, interest and fees of the Convertible Promissory Notes and the Company issued 1,000,000 shares of common stock upon conversion; (vii) on July 27, 2022 certain investors converted a total of $150,000 of principal, interest and fees of the Convertible Promissory Notes and the Company issued 500,000 shares of common stock upon conversion; (vi) on August 3, 2022 certain investors converted a total of $180,000 of principal, interest and fees of the Convertible Promissory Notes and the Company issued 600,000 shares of common stock upon conversion; and (vii) on August 10, 2022 certain investors converted a total of $150,000 of principal, interest and fees of the Convertible Promissory Notes and the Company issued 500,000 shares of common stock upon conversion. The Company filed a Registration Statement on Form S-1 (File No. 333-261564) registering the resale of up to 12,164,213 shares on December 9, 2021, which was declared effective on January 13, 2022.

On July 1, 2022, the Board of Directors approved an increase in the number of shares available for awards under the 2018 Equity Incentive Plan, subject to stockholder approval, to 25% of the Company’s common stock outstanding on a fully diluted basis as of the date of stockholder approval.

On July 5, 2022, the Company filed a Preliminary Proxy Statement on Form 14-A and an amended Preliminary Proxy Statement on Form 14-A on July 11, 2022, which requests stockholder approval of the following proposals: (i) To elect two (2) Class I nominees to the board of directors (Reuben Cannon and Marc Dumont) to hold office for a three-year term; (ii) to grant the Board of Directors discretion (if necessary to prevent the delisting of the Company’s common stock on Nasdaq) on or before June 30, 2023, to implement a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-twenty (1:20), or anywhere between, while maintaining the number of authorized shares of common stock required for Nasdaq listing; (iii) to approve an amendment to the Company’s 2018 Equity Incentive Plan to increase the number of shares available for awards under the plan to 25% of our common stock outstanding on a fully diluted basis as of the date of stockholder approval; (iv) to approve for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of shares of up to 15,000,000 of the Company’s common stock upon the conversion of convertible promissory notes issued in a private placement pursuant to Rule 506(b) of the Securities Act of 1933, as amended (the “PP Notes”), without giving effect to Nasdaq’s 20% Rule; (v) to approve for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of up to 10,000,000 shares of our common stock pursuant to that certain Securities Purchase Agreement, dated November 3, 2021 (the “Purchase Agreement”), those certain senior secured convertible promissory notes dated November 9, 2021 (the “Notes”), and that certain Registration Rights Agreement, dated November 9, 2021 (the “Registration Rights Agreement”) by and between the Company and certain institutional investors; and (vi) to ratify and approve the appointment of Marcum LLP as the Company’s independent registered accounting firm for the year ended December 31, 2022.

On March 15, 2022 the federal government notified the Company that the EIDL Loan was put into deferment for 30 months. On July 20, 2022, the federal government notified the Company that the remainder of the balance of the EIDL Loan is due 30 months from the date of the loan, which is October 19, 2022.

From July 13, 2022 through July 28, 2022, the Company issued convertible promissory notes to certain investors (the “Investor Notes”) in the aggregate amount of $972,500. If, and only if, the stockholders approve for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of shares of up to 15,000,000 of the Company’s common stock upon the conversion of the Investor Notes, without giving effect to Nasdaq’s 20% Rule, will the Investor Notes be automatically converted into units consisting of one share of common stock and a warrant for the purchase of common stock at a price equal to the lesser of (a) $0.55 per unit or (b) the three-day volume weighted average closing price (“VWAP”) of the Company’s common stock beginning on the date that is two days prior to stockholder approval of such conversion at the 2022 annual stockholder meeting. Each warrant issued upon the conversion of the Investor Notes will be exercisable at the same price per share as determined above. For this sale of securities, no general solicitation was used, no commissions were paid, all persons were accredited investors, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.

On July 21, 2022, the Company filed its Definitive Proxy Statement and additional material with the SEC.

See also Item 1A above.

Item 6. Exhibits

The following documents are being filed with the Commission as exhibits to this Current Report on Form 10-Q.

Exhibit	Description
1.1	Underwriting Agreement, dated February 16, 2021 (6)
1.2	Warrant Agreement, including the form of Warrant, made as of February 19, 2021, between the Company and Continental. (7)
3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State effective February 16, 2021(6)
3.2	Amended and Restated Bylaws (1)
3.3	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 (4)
4.1	2016 Stock Option Plan. (2)
4.2	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016. (2)
4.3	2018 Equity Incentive Plan. (3)
4.4	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 (4)
4.5	Underwriters’ Warrant (6)
4.6	Form of Unit Warrant (5)
10.1	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 (9)
10.2	Commercial Lease Agreement between Gaucho Group, Inc. and Design District Development Partners, LLC, dated April 8, 2021(9)
10.3	Common Stock Purchase Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated May 6, 2021(10)
10.4	Registration Rights Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated May 6, 2021(10)
10.5	Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC, dated June 16, 2021 (11)
10.6	Securities Purchase Agreement dated November 3, 2021(12)
10.7	Senior Secured Convertible Notes Issued by the Company(12)
10.8	Security and Pledge Agreement(12)
10.9	Stockholder Pledge Agreement(12)
10.10	Registration Rights Agreement(12)
10.11	First Amendment to Amended and Restated Limited Liability Agreement dated November 16, 2021 (13)
10.12	Second Amendment to Amended and Restated Limited Liability Agreement dated June 7, 2022(21)
10.13	Quota Purchase Agreement dated February 3, 2022, entered into by and between the Company, INVESTPROPERTY GROUP, LLC, and Hollywood Burger Holdings, Inc.(14)
10.14	Exchange Agreement, dated as of February 22, 2022, by and among Gaucho Group Holdings, Inc. and the subscribers listed therein. (15)
10.15	Share Exchange and Subscription Agreement by and between the Company and the subscribers listed therein(16)
10.16	Offer to Purchase, dated February 28, 2022(16)
10.17	Position Statement of Gaucho Group, Inc. dated February 28, 2022(16)
10.18	Letter Agreement between the Company and certain institutional investors dated May 2, 2022(18)
10.19	Conversion Agreement between the Company and certain institutional investors dated May 12, 2022(19)
10.20	Letter Agreement, dated as of July 1, 2022, by and among Gaucho Group Holdings, Inc. and the Holders listed therein. (23)
14.1	Amended Code of Business Conduct and Ethics and Whistleblower Policy(9)
14.2	Audit Committee Charter(9)
14.3	Compensation Committee Charter as amended on May 12, 2022(20)
14.4	Nominating Committee Charter adopted by the Board of Directors on June 22, 2022 (22)
21.1	Subsidiaries of Gaucho Group Holdings, Inc.(17)
22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant(17)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act *
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Algodon Wine Estates Property Map(9)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2017.
3.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
5.	Incorporated by reference to the Company’s Amended Registration Statement on Form S-1 filed on January 27, 2020.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2021.
7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2021.
8.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020.
9.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 12, 2021.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 7, 2021.
11.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 8, 2021.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2021.
14.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 25, 2022.
15.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 1, 2022.
16.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 21, 2022.
17.	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on April 14, 2022.
18.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 2, 2022.
19.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 13, 2022.
20.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2022.
21.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 8, 2022.
22.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 24, 2022.
23.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 5, 2022.
*	Filed herewith
**	Furnished, not filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2022	GAUCHO GROUP HOLDINGS, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

