Form 10-Q
period 2022-09-30
Gaucho Group Holdings, Inc.
filed 2022-11-18
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________.

Commission file number: 001-40075

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2022, there were 2,756,884 shares of common stock outstanding.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets
Cash	$260,984	$3,649,407
Accounts receivable, net of allowance of $17,781 and $25,773 at September 30, 2022 and December 31, 2021, respectively	128,018	161,501
Accounts receivable - related parties, net of allowance of $339,503 at September 30, 2022 and December 31, 2021	853,942	927,874
Mortgages receivable, current portion, net of allowance of $37,022 and $16,825 at September 30, 2022 and December 31, 2021, respectively	647,954	496,590
Inventory	1,740,762	1,490,639
Real estate lots held for sale	562,885	542,885
Prepaid expenses and other current assets	489,667	422,129
Total Current Assets	4,684,212	7,691,025
Long Term Assets
Mortgages receivable, non-current portion, net of allowance of $182,133 and $187,171 at September 30, 2022 and December 31,2021, respectively	3,187,664	3,027,247
Advances to employees	282,163	290,915
Property and equipment, net	7,681,018	3,776,941
Operating lease right-of-use asset	1,505,061	1,667,209
Prepaid foreign taxes, net	925,708	804,265
Intangible assets	71,285	-
Investment - related parties	7,000,000	7,000,000
Deposits	56,130	56,130
Total Assets	$25,393,241	$24,313,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

	September 30,	December 31,
	2022	2021
	(unaudited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$892,439	$507,734
Accrued expenses, current portion	812,903	965,411
Deferred revenue	1,262,219	713,616
Operating lease liabilities, current portion	197,061	175,316
Loans payable, current portion	142,656	223,356
Debt obligations	-	7,000
Convertible debt obligations, net	1,912,837	5,728,348
Other current liabilities	88,595	160,578
Total Current Liabilities	5,308,710	8,481,359
Long Term Liabilities
Accrued expenses, non-current portion	84,592	115,346
Operating lease liabilities, non-current portion	1,380,889	1,531,183
Loans payable, non-current portion	91,982	94,000
Total Liabilities	6,866,173	10,221,888
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock, 902,670 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 2,749,534 and 823,496 shares issued and 2,749,253 and 823,215 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	27,495	8,235
Additional paid-in capital	137,194,491	121,633,826
Accumulated other comprehensive loss	(10,703,647)	(11,607,446)
Accumulated deficit	(107,944,916)	(95,726,534)
Treasury stock, at cost, 281 shares at September 30, 2022 and December 31, 2021	(46,355)	(46,355)
Total Gaucho Group Holdings, Inc. Stockholders’ Equity	18,527,068	14,261,726
Non-controlling interest	-	(169,882)
Total Stockholders’ Equity	18,527,068	14,091,844
Total Liabilities and Stockholders’ Equity	$25,393,241	$24,313,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Sales	$440,939	$2,605,158	$1,271,871	$3,220,557
Cost of sales	(433,941)	(210,437)	(1,205,534)	(650,003)
Gross profit	6,998	2,394,721	66,337	2,570,554
Operating Expenses
Selling and marketing	109,299	100,870	614,529	336,081
General and administrative	1,729,283	1,370,870	5,403,409	3,934,500
Depreciation and amortization	83,677	35,758	178,896	103,680
Total operating expenses	1,922,259	1,507,498	6,196,834	4,374,261
(Loss) Income from Operations	(1,915,261)	887,223	(6,130,497)	(1,803,707)

Other Expense (Income)
Interest expense, net	105,511	49,646	1,527,887	88,209
Forgiveness of PPP Loan	-	-	-	(242,486)
Other income	(75,000)	(87,500)	(225,000)	(87,500)
Gains from foreign currency translation	(185,251)	(6,130)	(411,178)	(34,991)
Loss on extinguishment of debt	-	-	2,105,119	-
Inducement expense	2,965,222	-	3,163,318	-
Total other expense (income)	2,810,482	(43,984)	6,160,146	(276,768)
Net (Loss) Income	(4,725,743)	931,207	(12,290,643)	(1,526,939)
Net loss attributable to non-controlling interest	-	45,086	72,261	142,647
Net (Loss) Income Attributable to Common Stockholders	$(4,725,743)	$976,293	$(12,218,382)	$(1,384,292)

Net (Loss) Income per Common Share	$(2.19)	$1.35	$(8.85)	$(2.21)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,153,824	721,533	1,380,289	627,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (loss) income	$(4,725,743)	$931,207	$(12,290,643)	$(1,526,939)
Other comprehensive income :
Foreign currency translation adjustments	282,337	98,709	903,799	334,349
Comprehensive (loss) income	(4,443,406)	1,029,916	(11,386,844)	(1,192,590)
Comprehensive (loss) attributable to non-controlling interests	-	45,086	72,261	142,647
Comprehensive (loss) income attributable to controlling interests	$(4,443,406)	$1,075,002	$(11,314,583)	$(1,049,943)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Gaucho Group Holdings Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interest	Equity
Balance - January 1, 2022	823,496	$8,235	281	$(46,355)	$121,633,826	$(11,607,446)	$(95,726,534)	$14,261,726	$(169,882)	$14,091,844
Stock-based compensation:
Options	-	-	-	-	72,700	-	-	72,700	10,354	83,054
Common stock issued for 401(k) employer matching	1,040	10	-	-	27,811	-	-	27,821	-	27,821
Common stock issued for purchase of minority interest	86,899	869	-	-	(232,658)	-	-	(231,789)	231,789	-
Common stock issued for acquisition of GDS	106,952	1,070	-	-	2,193,583	-	-	2,194,653	-	2,194,653
Common stock issued for purchase of domain name	1,250	13	-	-	39,587	-	-	39,600	-	39,600
Warrants issued for modification of convertible debt principal	-	-	-	-	731,856	-	-	731,856	-	731,856
Net loss	-	-	-	-	-	-	(2,199,840)	(2,199,840)	(72,261)	(2,272,101)
Other comprehensive income	-	-	-	-	-	263,406	-	263,406	-	263,406
Balance - March 31, 2022	1,019,637	10,197	281	(46,355)	124,466,705	(11,344,040)	(97,926,374)	15,160,133	-	15,160,133
Stock-based compensation:
Options	-	-	-	-	87,134	-	-	87,134	-	87,134
Common stock	54,214	542	-	-	524,458	-	-	525,000	-	525,000
Shares issued upon conversion of debt and interest	74,589	746	-	-	1,521,851	-	-	1,522,597	-	1,522,597
Inducement loss on debt conversions	-	-	-	-	198,096	-	-	198,096	-	198,096
Substantial premium on convertible debt	-	-	-	-	1,683,847	-	-	1,683,847	-	1,683,847
Common stock issued for cash, net of offering costs	50,049	500	-	-	510,846	-	-	511,346	-	511,346
Common stock issued upon exchange of subsidiary stock options	183,942	1,839	-	-	(1,839)	-	-	-	-	-
True up adjustment	41	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(5,292,799)	(5,292,799)	-	(5,292,799)
Other comprehensive income	-	-	-	-	-	358,056	-	358,056	-	358,056
Balance - June 30, 2022	1,382,472	13,824	281	(46,355)	128,991,098	(10,985,984)	(103,219,173)	14,753,410	-	14,753,410
Stock-based compensation:
Options	-	-	-	-	53,058	-	-	53,058	-	53,058
Restricted stock units	15,707	157	-	-	158,514	-	-	158,671	-	158,671
Shares issued upon conversion of debt and interest	1,343,991	13,440	-	-	4,924,206	-	-	4,937,646	-	4,937,646
Inducement loss on debt conversions	-	-	-	-	2,965,222	-	-	2,965,222	-	2,965,222
Shares issued for purchase of domain name	7,364	74	-	-	(74)	-	-	-	-	-
Warrants issued for modification of convertible debt principal	-	-	-	-	102,467	-	-	102,467	-	102,467
Net loss	-	-	-	-	-	-	(4,725,743)	(4,725,743)	-	(4,725,743)
Other comprehensive income	-	-	-	-	-	282,337	-	282,337	-	282,337
Balance - September 30, 2022	2,749,534	$27,495	281	$(46,355)	$137,194,491	$(10,703,647)	$(107,944,916)	$18,527,068	$-	$18,527,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(unaudited)

	Series B Convertible Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Gaucho Group Holdings Stockholders’	Non- controlling	Total Stockholders’ (Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Equity
Balance - January 1, 2021	901,070	$9,010,824	436,201	$4,362	281	$(46,355)	$96,999,422	$(11,932,801)	$(93,534,828)	$(8,510,200)	$(106,798)	$(8,616,998)
Stock-based compensation:
Options and warrants	-	-	-	-	-	-	101,453	-	-	101,453	67,196	168,649
Common stock and warrants issued for cash, in public offering, net of offering costs [1]	-	-	111,111	1,111	-	-	6,601,230	-	-	6,602,341	-	6,602,341
Common stock and warrants issued for cash	-	-	6,097	61	-	-	438,939	-	-	439,000	-	439,000
Common stock and warrants issued to underwriter in public offering	-	-	-	-	-	-	297,963	-	-	297,963	-	297,963
Common stock and warrants issued upon exchange of debt and accrued interest	-	-	19,751	198	-	-	1,421,870	-	-	1,422,068	-	1,422,068
Common stock issued upon conversion of Series B Convertible Preferred Stock	(901,070)	(9,010,824)	50,059	501	-	-	9,010,323	-	-	9,010,824	-	9,010,824
Effect of reverse stocksplit	-	-	41	-	-	-	-	-	-	-	-	-
Comprehensive loss:			-	-			-
Net loss	-	-	-	-	-	-	-	-	(1,112,851)	(1,112,851)	(27,509)	(1,140,360)
Other comprehensive income	-	-	-	-	-	-	-	98,980	-	98,980	-	98,980
Balance - March 31, 2021	-	-	623,260	6,233	281	(46,355)	114,871,200	(11,833,821)	(94,647,679)	8,349,578	(67,111)	8,282,467
Stock-based compensation:
Options and warrants	-	-	-	-	-	-	101,453	-	-	101,453	44,610	146,063
Common stock issued to placement agent as commitment fees	-	-	10,028	100	-	-	499,900	-	-	500,000	-	500,000
Common stock issued for cash, net of offering costs [2]	-	-	40,783	408	-	-	1,586,552	-	-	1,586,960	-	1,586,960
Comprehensive loss:			-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(1,247,734)	(1,247,734)	(70,052)	(1,317,786)
Other comprehensive income	-	-	-	-	-	-	-	136,660	-	136,660	-	136,660
Balance - June 30, 2021	-	-	674,071	6,741	281	(46,355)	117,059,105	(11,697,161)	(95,895,413)	9,426,917	(92,553)	9,334,364
Stock-based compensation:
Common stock issued in satisfaction of 401(k) profit sharing liability	-	-	688	7	-	-	39,530	-	-	39,537	-	39,537
Options and warrants	-	-	-	-	-	-	101,453	-	-	101,453	11,211	112,664
Common stock issued upon exercise of warrants	-	-	22,875	229	-	-	1,646,771	-	-	1,647,000	-	1,647,000
Common stock issued for cash, net of offering costs [3]	-	-	31,917	319	-	-	1,312,465	-	-	1,312,784	-	1,312,784
Common stock issued for service	-	-	2,500	25	-	-	105,875	-	-	105,900	-	105,900
Comprehensive loss:			-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	-	976,293	976,293	(45,086)	931,207
Other comprehensive income	-	-	-	-	-	-	-	98,709	-	98,709	-	98,709
Balance - September 30, 2021	-	$-	732,051	$7,321	281	$(46,355)	$120,265,199	$(11,598,452)	$(94,919,120)	$13,708,593	$(126,428)	$13,582,165

[1]	Includes gross proceeds of $8,002,004, less offering costs of $1,399,663 ($1,034,684 of cash and $364,979 of non-cash).
[2]	Includes gross proceeds of $2,303,211, less offering costs of $716,251 ($216,251 of cash and $500,000 of non-cash).
[3]	Includes gross proceeds of $1,443,243, less cash offering costs of $130,459.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(12,290,643)	$(1,526,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	26,360	23,845
Stock options	223,246	427,376
Restricted stock units	158,671	-
Common stock	525,000	105,900
Noncash lease expense	162,148	134,261
Gain on foreign currency translation	(411,178)	(34,991)
Unrealized investment losses	-	457
Depreciation and amortization	178,896	103,680
Amortization of debt discount	1,078,731	-
Provision for uncollectible assets	67,295	19,865
Provision for obsolete inventory	115,563	-
Forgiveness of PPP Loan	-	(242,486)
Loss on extinguishment of debt	2,105,119	-
Inducement expense	3,163,318	-
Decrease (increase) in assets:
Accounts receivable and mortgages receivable	(314,065)	(2,713,685)
Employee advances	4,579	-
Inventory	(385,686)	(75,095)
Deposits	-	(35,545)
Prepaid expenses and other current assets	(100,513)	(498,785)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	866,987	(1,057,858)
Operating lease liabilities	(128,549)	(109,705)
Deferred revenue	542,578	(180,639)
Other liabilities	(71,983)	(1,267)
Total Adjustments	7,806,517	(4,134,672)
Net Cash Used in Operating Activities	(4,484,126)	(5,661,611)
Cash Used in Investing Activities
Cash paid to acquire GDS, net of cash acquired	(7,560)	-
Purchase of property and equipment	(1,915,952)	(640,440)
Purchase of domain name	(34,999)	-
Purchase of investment - related parties	-	(3,500,000)
Net Cash Used in Investing Activities	(1,958,511)	(4,140,440)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Provided by Financing Activities
Repayments of loans payable	(81,431)	(159,441)
Proceeds from common stock issued for cash	511,346	-
Proceeds from the issuance of debt in private placement	1,727,500
Repayments of debt obligations	(7,000)	(100,000)
Proceeds from underwritten public offering, net of offering costs (1)	-	7,287,004
Cash offering costs paid for underwritten public offering	-	(690,400)
Proceeds from common stock issued for cash	-	3,746,454
Proceeds from sale of common stock and warrants	-	439,000
Proceeds from the exercise of warrants		1,647,000
Net Cash Provided by Financing Activities	2,150,415	12,169,617
Effect of Exchange Rate Changes on Cash	903,799	334,398
Net (Decrease) Increase in Cash	(3,388,423)	2,701,964
Cash - Beginning of Period	3,649,407	134,536
Cash - End of Period	$260,984	$2,836,500

(1)	Includes gross proceeds of $8,002,004, less offering costs of $715,000.

Supplemental Disclosures of Cash Flow Information:
Interest paid	175,252	411,981
Income taxes paid	-	-

Non-Cash Investing and Financing Activity
Equity issued to satisfy accrued stock-based compensation expense	$27,821	$-
Equity issued as consideration for intangible assets	$39,600	$-
Equity issued for purchase of non-controlling interest	$231,789	$-
Equity issued for acquisition of GDS	$2,194,653	$-
Warrants issued and debt principal exchanged upon modification of convertible debt	$834,323	$-
Shares issued upon conversion of debt and interest	$6,460,243	$1,422,068
Common stock and restricted stock units in GGH issued upon exchange of GGI options	$1,576,648	$-
Accrued stock-based compensation converted to equity	$-	$39,537
Series B Preferred stock converted to common stock	$-	$9,010,824
Reclassification of deferred offering cost to additional paid in capital	$-	$67,016
Common stock and warrants issued to underwriter in public offering	$-	$297,963
Common stock issued to placement agent as commitment fees	$-	$500,000
Right-of-use assets obtained in exchange for lease obligations	$-	$1,843,043

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

On June 14, 2021, the Company formed a wholly-owned subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”), and on June 17, 2021, Gaucho Group Holdings, Inc announced the signing of an agreement between GVI and LVH Holdings LLC (“LVH”) to develop a project in Las Vegas, Nevada. As of September 30, 2022, the Company has contributed total capital of $7.0 million to LVH and received 396 limited liability company interests, representing an 11.9% equity interest in LVH. See Note 14, Related Party Transactions.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2022, the Company had cash of approximately $261,000 and a working capital deficit of approximately $624,000. During the nine months ended September 30, 2022, the Company incurred a net loss of approximately $12.3 million and used cash in operations of approximately $4,484,000. The Company has an accumulated deficit of approximately $107.9 million at September 30, 2022. Further, as of September 30, 2022, the Company has short-term convertible debt obligations of approximately $2.0 million and loans payable of approximately $235,000.

In the period following September 30, 2022 and prior to filing, the Company received aggregate cash proceeds of $1,051,500 upon the issuance of convertible promissory notes, pursuant to an offering of a series up to $1.5 million of 7% convertible promissory notes approved by the Board of Directors on October 22, 2022. The notes are convertible into units comprised of one share of common stock and one warrant for the purchase of common stock, at a conversion price equal to the lower of (a) $2.52 per share or (b) the three-day volume weighted average closing price beginning on the date that is two days prior to the conversion date, subject to a floor price on conversion of $2.40 per share. See Note 19, Subsequent Events for additional details.

On November 8, 2022, the Company entered into a new equity line of credit agreement (the “Purchase Agreement”) with an Underwriter, pursuant to which the Company will have the ability (but not the obligation) to sell, from time to time, up to an aggregate of up to $44,308,369 of newly issued shares to the Underwriter, at a price equal to 95% of the lowest daily volume weighted average price per share during the three consecutive days immediately following the date that Company directs the Underwriter to purchase such shares. The commencement of the equity line of credit is contingent upon the satisfaction of certain conditions in the Purchase Agreement. As of the date of this filing, these conditions have not been satisfied, and the Company is not yet able to sell securities pursuant to the Purchase Agreement. (See Note 19 – Subsequent Events, for further details.)

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

Based on current cash on hand and subsequent activity as described herein, the Company presently only has enough cash on hand to operate on a month-to-month basis. Because of the Company’s limited cash availability, its operations have been scaled back to the extent possible. Management continues to explore opportunities with third parties and related parties to provide additional capital; however, it has not entered into any agreement to provide the necessary capital. If the Company is not able to obtain additional financing on a timely basis, it may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on its business, financial condition and results of operations, and ultimately, it could be forced to discontinue operations, liquidate assets and/or seek reorganization under the U.S. bankruptcy code.

Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months from the date these financial statements are issued. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

Non-Controlling Interest

As a result of the 2019 conversion of certain convertible debt into shares of Gaucho Group, Inc. (“GGI”) common stock, GGI investors obtained a 21% ownership interest in GGI, which was recorded as a non-controlling interest. The profits and losses of GGI for the three and nine months ended September 30, 2021 and for the period from January 1, 2022 through March 28, 2022 are allocated between the controlling interest and the non-controlling interest in the same proportions as their membership interest. On March 28, 2022, the Company issued 86,899 shares of its common stock to the minority holders of GGI, in exchange for the remaining 21% ownership of GGI, such that as of September 30, 2022, the Company owns 100% of the outstanding common stock of GGI.

Further, on June 22, 2022, the Company issued an aggregate of 183,942 shares of its common stock in exchange for, and upon the cancellation of, options for the purchase of 458,542 shares of GGI common stock. On June 24, 2022, the Company also granted 26,278 restricted stock units, subject to vesting, with an aggregate of 13,139 shares vesting on September 18, 2022, and 13,139 shares vesting on December 18, 2022. See Note 16, Stockholders’ Equity, for additional details.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2022.

On November 4, 2022, the Company effected a reverse stock split in a ratio of 1 share of common stock for 12 issued shares of common stock. As a result of the reverse stock split, prior period shares and per share amounts appearing in the accompanying condensed consolidated financial statements and all references in this Quarterly Report to our common stock, as well as amounts per share of our common stock, have been retroactively restated as if the reverse stock split occurred at the beginning of the period presented.

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

Highly Inflationary Status in Argentina

The Company recorded gains on foreign currency transactions of approximately $185,000 and $411,000 during the three and nine months ended September 30, 2022, respectively, and approximately $6,000 and $35,000 during the three and nine months ended September 30 2021, respectively, as a result of the net monetary liability position of its Argentine subsidiaries.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of approximately $141,000 at September 30, 2022, which consists of cash held in Argentine bank accounts.

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

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Real estate sales	$-	$2,500,001	$184,659	$2,647,257
Hotel rooms and events	204,383	46,803	487,604	168,482
Restaurants	55,764	3,482	113,357	159,721
Winemaking	93,907	34,943	153,596	81,993
Agricultural	-	-	181,029	91,216
Golf, tennis and other	65,359	18,528	118,826	61,736
Clothes and accessories	21,526	1,401	32,800	10,152
Total revenues	$440,939	$2,605,158	$1,271,871	$3,220,557

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

As of September 30, 2022 and December 31, 2021, the Company had deferred revenue of approximately $1,182,000 and $622,000, respectively, associated with real estate lot sale deposits, approximately $75,000 and $91,000, respectively, related to hotel deposits and approximately $5,000 and $0, respectively, related to a leased property (See Note 10 – Deferred Revenue). Sales taxes and value added (“VAT”) taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in the condensed consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of September 30,
	2022	2021
Options	46,752	48,975
Warrants	609,269	168,873
Unvested restricted stock units	28,628	-
Convertible debt	591,150	-
Total potentially dilutive shares	1,275,799	217,848

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

Reclassifications

Certain prior year amounts have been reclassified on the Company’s condensed consolidated balance sheet as of December 31, 2022. The reclassifications were made to the prior period amounts to conform to the current period financial statement presentation and had no impact on the reported results of operations.

3. ACQUISITION OF HOLLYWOOD BURGER ARGENTINA, S.R.L.

On February 3, 2022, the Company, through its subsidiaries, acquired 100% of Hollywood Burger Argentina S.R.L., now Gaucho Development S.R.L., (“GDS”) in exchange for issuing 106,952 shares of its common stock, valued at $2,194,653 at date of issuance, to Hollywood Burger Holdings, Inc, a company with whom GGH shares common management and ownership.

The acquisition was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was represented by a group of similar assets. The total purchase consideration of $2,204,908 (including $10,255 of legal fees incurred in connection with the acquisition) was allocated to the assets and liabilities acquired as follows:

Land	$1,528,134
Building	635,302
Cash	2,694
Prepaid expenses	674
Deferred tax credits	63,282
Accounts payable	(313)
Taxes payable	(8,154)
Related party payables	(10,686)
Lease deposit payable	(6,025)
$2,204,908

4. MORTGAGES RECEIVABLE

The Company offers loans to purchasers in connections with the sale of real estate lots. The loans bear interest at 7.2% per annum and terms generally range from eight to ten years. The loans are secured by a first mortgage lien on the property purchased by the borrower. Mortgages receivable includes the related interest receivable and are presented at amortized cost, less bad debt allowances, in the condensed consolidated financial statements.

Management evaluates each loan individually on a quarterly basis, to assess collectability and estimate a reserve for past due amounts. The total allowance for uncollectable mortgages as of September 30, 2022 and December 31, 2021 was $219,115 and $203,996, respectively. Past due principal amounts of $203,097 and $143,152 are included in mortgages, receivable, current as of September 30, 2022 and December 31, 2021, respectively. In the case of each of the past due loans, the Company believes that the value of the collateral exceeds the outstanding balance on the loan, plus accrued interest.

The following is the maturities of mortgages receivable as of September 30, 2022:

October 1 through December 31, 2022	$213,695
For the years ended December 31,
2023	343,301
2024	381,532
2025	409,927
2026	440,436
2027	473,215
Thereafter	1,573,512
$3,835,618

As of September 30, 2022 and December 31, 2021, no single borrower had loans outstanding representing more than 10% of total balance of mortgages receivable.

The Company recorded interest income of $63,995 and $3,511 for the three months ended September 30, 2022 and 2021, respectively, and recorded interest income of $92,638 and $10,864 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, there is $134,557 and $60,843, respectively, of interest receivable included in mortgages receivable on the accompanying condensed consolidated balance sheets.

5. INVENTORY

Inventory at September 30, 2022 and December 31, 2021 was comprised of the following:

	September 30, 2022	December 31, 2021

Wine in process	$744,588	$410,755
Clothes and accessories	460,224	208,759
Vineyard in process	363,859	597,900
Other	131,382	111,549
Finished wine	40,709	34,522
Clothes and accessories in process	-	127,154
Total	$1,740,762	$1,490,639

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2022	December 31, 2021

Buildings and improvements	$3,847,687	$2,869,300
Real estate development	541,116	210,322
Land	2,194,671	575,233
Furniture and fixtures	403,560	403,560
Vineyards	219,766	219,766
Machinery and equipment	737,433	693,761
Leasehold improvements	1,502,169	449,401
Computer hardware and software	299,718	245,978
	9,746,120	5,667,321
Less: Accumulated depreciation and amortization	(2,065,102)	(1,890,380)
Property and equipment, net	$7,681,018	$3,776,941

Depreciation and amortization of property and equipment was approximately $82,000 and $175,000 during the three and nine months ended September 30, 2022, respectively, and was approximately $36,000 and $104,000 during the three and nine months ended September 30, 2021, respectively.

7. INTANGIBLE ASSETS

On February 3, 2022, the Company purchased the domain name Gaucho.com, in exchange for cash consideration of $34,999 and a number of shares of common stock which would have an total value of $39,600 as of August 14, 2022. The Company issued an aggregate total of 8,614 shares of common stock with an August 14, 2022 value of $39,600, of which 1,250 shares were issued on February 3, 2022 and the remaining 7,364 shares were issued on August 14, 2022. The cost of the domain name is being amortized over its useful life of 15 years.

The Company recognized $1,243 and $3,229 of amortization expense during the three and nine months ended September 30, 2022, respectively, related to the domain name. Future amortization of the Company’s intangible asset is as follows:

October 1 through December 31, 2022	$1,243
For the years ended December 31,
2023	4,973
2024	4,973
2025	4,973
2026	4,973
2027	4,973
Thereafter	45,176
$71,285

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

9. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	September 30,	December 31,
	2022	2021

Accrued taxes payable - Argentina	$293,070	$228,338
Other accrued expenses	211,819	376,416
Accrued compensation and payroll taxes	168,646	216,916
Accrued interest	139,368	76,852
Accrued placement agent commissions	-	66,889
Accrued expenses, current	812,903	965,411
Accrued payroll tax obligations, non-current	84,592	115,346
Total accrued expenses	$897,495	$1,080,757

On November 27, 2020, the Company entered into various payment plans, pursuant to which it agreed to pay its Argentine payroll tax obligations over a period of 60 to 120 months. The current portion of payments due under the plan is approximately $237,000 and $158,000 as of September 30, 2022 and December 31, 2021, respectively, which is included in accrued taxes payable – Argentina, above. The non-current portion of accrued expenses represents payments under the plan that are scheduled to be paid after twelve months. The Company incurred interest expense of approximately $32,000 and $65,000 during the three and nine months ended September 30, 2022, respectively, and incurred interest expense of approximately $46,000 and $71,000 during the three and nine months ended September 30, 2021, respectively, related to these payment plans.

10. DEFERRED REVENUE

Deferred revenue is comprised of the following:

	September 30, 2022	December 31, 2021

Real estate lot sales deposits	$1,182,124	$622,453
Hotel deposits	74,744	91,163
Leased property deposit	5,351	-
Total	$1,262,219	$713,616

The Company accepts deposits in conjunction with agreements to sell real estate building lots at Algodon Wine Estates in the Mendoza wine region of Argentina. These lot sale deposits are generally denominated in U.S. dollars. The Company executed new agreements for the sale of five additional lots during the nine months ended September 30, 2022 and recorded deferred revenues in the amount of $546,186. This increase in deferred revenues is partially offset by the impact of the change in exchange rates during the period. Revenue is recorded when the sale closes, and the deeds are issued.

11. LOANS PAYABLE

The Company’s loans payable are summarized below:

	September 30, 2022	December 31, 2021
EIDL	$94,000	$94,000
2018 Loan	140,638	223,356
Total loans payable	234,638	317,356
Less: current portion	142,656	223,356
Loans payable, non-current	$91,982	$94,000

During the nine months ended September 30, 2022, the Company made principal payments in the amount of $81,431 on the 2018 Loan payable.

On July 20, 2022, the federal government notified the Company that installment payments on the remainder of the balance of the EIDL Loan would be required starting 30 months from the date of the loan, which is October 19, 2022. The EIDL Loan bears interest at 3.75% per annum and matures on May 22, 2050.

The Company incurred interest expense related to the loans payable in the amount of $1,566 and $8,791 during the three and nine months ended September 30, 2022, respectively and incurred interest expense related to the loans payable in the amount of $7,079 and $24,734 during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, there is accrued interest of $9,437 and $6,787, respectively, related to the Company’s loans payable.

12. CONVERTIBLE DEBT OBLIGATIONS

Amounts owed pursuant to the Company’s convertible debt obligations are as follows:

	Principal	Debt Discount	Convertible debt, net of discount

Balance at January 1, 2022	$6,480,000	$(751,652)	$5,728,348
Less:			$-
Debt principal exchanged for warrants	(600)	(833,723)	(834,323)
Debt principal converted to common stock	(4,481,191)	-	(4,481,191)
Amortization of debt discount	-	1,078,731	1,078,731
Extinguishment loss	-	421,272	421,272
Balance at September 30, 2022	$1,998,209	$(85,372)	$1,912,837

On November 9, 2021, the Company sold senior secured convertible notes of the Company, in the aggregate original principal amount of $6,480,000 (the “GGH Notes”), for gross proceeds of $6,000,000. The GGH Notes are due and payable on the first anniversary of the issuance date (the “Maturity Date”), bear interest at 7% per annum and were originally convertible into shares of common stock of the Company at a conversion price of $42 (subject to adjustment for standard anti-dilution events).

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

The GGH Notes include several embedded features that require bifurcation. However, management has determined that the value of these bifurcated derivatives was de minimis as of November 3, 2021 (date of the agreement), December 31, 2021 and September 30, 2022.

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

On February 22, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with holders of GGH Notes. Pursuant to the Exchange Agreement, the Company was able to defer monthly principal payments until May 7, 2022 and will make six monthly payments in the amount of $1,080,000, plus accrued interest and make-whole amount. As consideration for entering into the Exchange Agreement, $300 of aggregate principal amount the GGH Notes was exchanged for three-year warrants (the GGH Warrants”) for the purchase of an aggregate of 62,500 shares of the Company’s common stock at an exercise price of $21.00 per share, which had an aggregate grant date value of $731,556. The Exchange Agreement was accounted for as a debt modification and the grant date value of the GGH Warrants was recorded as additional debt discount.

On May 2, 2022, the Company entered into a letter agreement with the holders of GGH Notes (the “Letter Agreement #1”). The Letter Agreement #1 provided for the reduction of the conversion price for shares of the Company’s common stock from $42.00 to $16.20 between May 3, 2022 through May 13, 2022. During the period from May 3, 2022 through May 11, 2022, principal, interest and fees in the amount of $357,498 were converted into 22,068 shares of common stock at a conversion price of $16.20 per share. The Company recorded inducement expense in the amount of $198,096 as a result of the conversion of debt and interest pursuant to the Letter Agreement.

On May 12, 2022, the Company entered into a conversion agreement with the holders of GGH Notes (the “Letter Agreement #2”) pursuant to which the parties agreed to reduce the Conversion Price to $11.40 and the holders of GGH Notes have committed to converting principal outstanding under the GGH Notes in an amount equal to 4.90% of the outstanding shares of common stock of the Company. The reduction in conversion price was accounted for as debt extinguishment. The Company recorded a loss on extinguishment of debt of $2,105,119, which consisted of (i) $421,272 to eliminate the debt discount related to the cancelled notes, plus (ii) $1,683,847, which represented the difference between the previous net carrying amount and the fair value of the modified debt instrument. On May 13, 2022 principal, interest and fees in the amount of $1,165,099 were converted into 102,202 shares of common stock at conversion price of $11.40 per share, of which 49,681 shares had been previously issued as pre-delivery shares on November 9, 2021 and the remaining 52,521 shares were issued on May 13, 2022.

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

On July 1, 2022, the Company entered into another letter agreement with the holders of GGH Notes (the “Letter Agreement #3”). The Letter Agreement #3 provided for the reduction of the conversion price for shares of the Company’s common stock from $11.40 to $3.60 between July 5, 2022 through September 5, 2022.

During the period from July 7 through August 30, 2022, GGH Notes with principal, interest and fees in the amount of $3,201,894 were converted into 889,415 shares of common stock at a conversion price of $3.60 per share. The Company recorded inducement expense in the amount of $2,965,222 as a result of the conversion of debt and interest pursuant to Letter Agreement #3.

During the period from July 13, 2022 through August 30, 2022, the Company issued convertible promissory notes to certain investors (the “Investor Notes”) in the aggregate amount of $1,727,500. Pursuant to the terms of the Investor Notes, if the stockholders approve for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of shares of up to 1,250,000 of the Company’s common stock upon the conversion of the Investor Notes, without giving effect to Nasdaq’s 20% Rule, the Investor Notes are to be automatically converted into units consisting of one share of common stock and one warrant to purchase one share of common stock at a price equal to the lesser of (a) $6.60 per unit or (b) the three-day volume weighted average closing price (“VWAP”) of the Company’s common stock beginning on the date that is two days prior to stockholder approval of such conversion at the 2022 annual stockholder meeting.

At the annual stockholder meeting held on August 30, 2022, the Company obtained the requisite stockholder approval, and the Investor Notes comprised of $1,727,500 and $8,252 in interest, were automatically converted into an aggregate of 454,576 units based on a conversion price of $3.82– the three-day VWAP of the Company’s common stock beginning on the date that is two days prior to stockholder approval of such conversion at the 2022 annual stockholder meeting. Each warrant issued upon the conversion of the Investor Notes is exercisable at a price of $3.82 and expires one year from the date of issuance.

On September 22, 2022, the Company and the Holders of the GGH Notes entered into another exchange agreement (the “Exchange Agreement #2”) with the Holders in order to amend and waive certain provisions of the Existing Note Documents and exchange $300 in aggregate principal amount of the GGH Notes, on the basis and subject to the terms and conditions set forth in the Exchange Agreement, for three-year warrants to purchase up to 90,915 shares of the Company’s Common Stock at an exercise price of $3.82. The Exchange Agreement amends the original terms of payment of the Existing Notes and waives payment of principal and interest due on each of September 7, 2022 and October 7, 2022. All principal, interest, and fees are due on the maturity date of November 9, 2022. The Exchange Agreement #2 was accounted for as a debt modification and the grant date fair value of the warrants valued at $102,167 was recorded as additional debt discount. As of the date of this Quarterly Report, the GGH Notes are past due. As a result, the GGH Notes are now subject to a default interest rate of 18% per annum.

The Company incurred total interest expense of approximately $123,000 and $1,533,000 related to the GGH Notes during the three and nine months ended September 30, 2022, respectively, including approximately (i) $104,000 and $318,000, respectively, of interest accrued at 7% per annum; (ii) the make-whole amount of approximately $1,000 and $137,000, respectively, and (iii) amortization of debt discount in the amount of approximately $17,000 and $1,079,000, respectively. During the nine months ended September 30, 2022, the Company paid interest in the amount of approximately $166,000, and converted interest in the amount of approximately $243,000 into shares of the Company’s common stock (see Note 16, Stockholders’ Equity), such that interest accrued on the GGH Notes is approximately $125,000 and $66,000 as of September 30, 2022 and December 31, 2021, respectively.

13. SEGMENT DATA

The Company’s financial position and results of operations are classified into three reportable segments, consistent with how the CODM makes decisions about resource allocation and assesses the Company’s performance.

●	Real Estate Development, through AWE and TAR, including hospitality and winery operations, which support the ALGODON® brand.

●	Fashion (e-commerce), through GGI, including the manufacture and sale of high-end fashion and accessories sold through an e-commerce platform.

●	Corporate, consisting of general corporate overhead expenses not directly attributable to any one of the business segments.

The following tables present segment information for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30, 2022				For the Nine Months Ended September 30, 2022
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL

Revenues	$419,413	$21,526	$-	$440,939	$1,239,071	$32,800	$-	$1,271,871
Revenues from Foreign Operations	$419,413	$-	$-	$419,413	$1,239,071	$-	$-	$1,239,071
Income (loss) from Operations	$380,024	$(570,594)	$(1,724,691)	$(1,915,261)	$(1,345,101)	$(1,270,795)	$(3,514,601)	$(6,130,497)

	For the Three Months Ended September 30, 2021				For the Nine Months Ended September 30, 2021
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL

Revenues	$2,603,757	$1,401	$-	$2,605,158	$3,210,405	$10,152	$-	$3,220,557
Revenues from Foreign Operations	$2,603,757	$-	$-	$2,603,757	$3,210,405	$-	$-	$3,210,405
Income (loss) from Operations	$2,107,400	$(311,853)	$(908,324)	$887,223	$1,856,015	$(685,744)	$(2,973,978)	$(1,803,707)

The following tables present segment information as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022				As of December 31, 2021
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL

Total Property and Equipment, net	$6,186,014	$1,495,004	$-	$7,681,018	$3,329,351	$447,590	$-	$3,776,941
Total Property and Equipment, net in Foreign Countries	$6,186,014	$-	$-	$6,186,014	$3,329,351	$-	$-	$3,329,351
Total Assets	$20,329,025	$3,689,262	$1,374,954	$25,393,241	$17,413,160	$2,660,305	$4,240,267	$24,313,732

14. RELATED PARTY TRANSACTIONS

Expense Sharing and Related Party Receivables

On April 1, 2010, the Company entered into an agreement (the “Related Party ESA”) with a separate entity under common management (the “Related Party”) to share expenses such as office space, support staff, professional services, and other operating expenses. During the three and nine months ended September 30, 2022, the Company recorded a contra-expense of approximately $164,000 and $581,000, respectively, and during the three and nine months ended September 30, 2021, the Company recorded a contra-expense of $194,000 and $440,000, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement.

Accounts receivable – related parties of approximately $854,000 and $928,000 at September 30, 2022 and December 31, 2021, respectively, represent the net realizable value of amounts owed to the Company by the Related Party, and includes approximately $809,000 receivable in connection with Related Party ESA, as well as approximately $45,000 receivable from advances made to the Related Party.

Amended and Restated Limited Liability Company Agreement

On June 7, 2022, the Company, through its wholly owned subsidiary, GVI, entered into the Second Amendment to the Amended and Restated Limited Liability Company Agreement of LVH Holdings, LLC (the “Amended LLC Agreement”). Pursuant to the Amended LLC Agreement, if LVH Holdings, Inc (“LVH”) does not execute a lease in connection with the development of a project in Las Vegas Nevada by December 31, 2022, LVH will be liquidated and dissolved. Upon dissolution, after discharge of all liabilities of LVH other than liabilities to its to its unitholders, establishment of a reserve as reasonably necessary to provide for contingent liabilities of LVH, and discharge of liabilities of LVH to the unitholders, not including unreturned capital, if there are insufficient assets to repay each unitholder’s unreturned capital, remaining assets (if any) will be distributed first to the Company, to repay its unreturned capital.

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

A participant is always fully vested in their account, including the Company’s contribution. For the three and nine months ended September 30, 2022, the Company recorded a charge associated with its contribution of approximately $4,000 and $26,000, respectively, and for the three and nine months ended September 30, 2021, the Company recorded a charge associated with its contribution of approximately $3,000 and $24,000, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair value of its common stock on the date the shares are issued. During the nine months ended September 30, 2022, the Company issued 1,040 shares at $26.76 per share in satisfaction of approximately $28,000 of 401(k) contribution liabilities. During the nine months ended September 30, 2021, the Company issued 688 shares at $57.48 per share in satisfaction of approximately $40,000 of 401(k) contribution liabilities.

16. STOCKHOLDERS’ EQUITY

Common Stock

On February 3, 2022, the Company issued 1,250 shares of common stock and paid $34,999 cash as consideration for the purchase of the domain name Gaucho.com. The seller is entitled to additional shares if the closing price per share is less than $31.68 on August 14, 2022, such that the collective value of the total shares issued to the seller has a fair market value of $39,600. (See Note 7, Intangible Assets). On August 14, 2022, the closing price per share was $4.32. As a result, the Company issued 7,364 additional shares to the seller of the domain name.

On February 3, 2022, the Company issued 106,952 shares of its common stock, valued at $2,194,653, to Hollywood Burger Holdings, Inc, a company with whom GGH shares common management, in exchange for a 100% ownership interest in Hollywood Burger Argentina S.R.L., now Gaucho Development S.R.L., The purpose of the acquisition was to acquire certain real property held by Gaucho Development S.R.L. (see Note 3 – Acquisition of Hollywood Burger Argentina, S.R.L.)

On March 28, 2022, the Company issued 86,899 shares of its common stock, valued at $2,419,268, to the minority holders of GGI, in exchange for the remaining 21% non-controlling interest in GGI. The acquisition of the remaining shares of GGI resulted in a decrease of non-controlling interest to zero, and an adjustment to additional paid-in capital to reflect the Company’s increased ownership in GGI.

From April 19, 2022 through June 6, 2022, the Company sold 50,049 shares of the Company’s common stock for aggregate gross proceeds of $555,811 less cash offering costs of $44,465, in connection with a Common Stock Purchase Agreement (the “Purchase Agreement”) with an underwriter (the “Underwriter”). Pursuant to the Purchase Agreement, the Company has the right to sell to the Underwriter up to $50,000,000 (the “Total Commitment”) in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The Company has the right, but not the obligation, to direct the Underwriter to purchase up to a fixed maximum amount of shares of Common Stock as set forth in the Purchase Agreement, from time to time over a 36 month period beginning May 6, 2021. At any time when the Company’s common stock is trading below $1.00 on the Nasdaq, the Company is unable to direct the Underwriter to purchase any number of shares.

On June 7, 2022, the Company issued an aggregate of 54,214 immediately-vested shares of its common stock, with a grant date value of $525,000, as compensation to the non-executive members of its board of directors.

On June 22, 2022, the Company issued (i) 183,942 vested shares of its common stock valued at $1,379,568 and (ii) 26,278 restricted stock units valued at $197,081, in exchange for, and upon the cancellation of, options for the purchase of 5,502,500 shares of GGI common stock (the “GGI Stock Options”). (See Note 1, Business Organization, Nature of Operations and Risks and Uncertainties, Non-Controlling Interest). As of the date of this exchange, the value of the cancelled GGI options approximated the value of the common stock and restricted stock units issued to the GGI Option holders. As a result, unamortized value of the cancelled GGI options as of the date of the exchange will continue to amortize over the remaining vesting period. The restricted stock units vest quarterly, with 13,139 shares vesting on September 18, 2022, and 13,139 shares vesting on December 18, 2022.

On August 30, 2022, the Company obtained the requisite stockholder approval, and the Investor Notes comprised of $1,727,500 and $8,252 in interest, were automatically converted into an aggregate of 454,576 units based on a conversion price of $3.82. Each unit consists of one share of common stock and one warrant to purchase common stock. Each warrant issued upon the conversion of the Investor Notes is exercisable at a price of $3.82 on or before August 30, 2023 (see Note 12, Convertible Debt Obligations).

Accumulated Other Comprehensive Loss

For three and nine months ended September 30, 2022, the Company recorded a gain of approximately $282,000 and $904,000, respectively, and for the three and nine three months ended September 30, 2021, the Company recorded a gain of approximately $99,000 and $334,000, respectively, related to foreign currency translation adjustments as accumulated other comprehensive income, primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 2, Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

Warrants

A summary of warrant activity during the nine months ended September 30, 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2022	132,029	$72.12
Issued	607,991	5.01
Exercised	-	-
Expired	(130,751)	72.00
Canceled	-	-
Outstanding, September 30, 2022	609,269	$5.19	1.4	$-

Exercisable, September 30, 2022	609,269	$5.19	1.4	$-

See Note 12, Convertible Debt Obligations for details regarding warrants issued during the nine months ended September 30, 2022.

A summary of outstanding and exercisable warrants as of September 30, 2022 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$3.82	Common Stock	545,491	1.3	545,491
$21.00	Common Stock	62,500	2.4	62,500
$90.00	Common Stock	1,278	3.4	1,278
	Total	609,269	1.4	609,269

Stock Options

Gaucho Group Holdings, Inc. Stock Options

During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of approximately $53,000 and $183,000, respectively, and during the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense of approximately $101,000 and $304,000, respectively, related to the amortization of options granted for the purchase of GGH common stock, which is reflected as general and administrative expenses (classified in the same manner as the grantees’ wage compensation) in the accompanying condensed consolidated statements of operations. As of September 30, 2022, there was approximately $234,000 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.5 years.

Gaucho Group, Inc. Stock Options

During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of approximately $30,000 and $40,000, respectively, related to options for the purchase of GGI common stock (“GGI Stock Options”). During the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense of approximately $11,000 and $33,000, respectively, related to the GGI Stock Options. Stock-based compensation in connection with the GGI Stock Options is reflected as general and administrative expenses (classified in the same manner as the grantees’ wage compensation) in the accompanying condensed consolidated statements of operations.

There were no stock options granted during the nine months ended September 30, 2022 or during the nine months ended September 30, 2021.

Restricted Stock Units

On August 11, 2022, the Company issued an aggregate of 23,234 restricted stock units with a grant date value of $108,737 to non-executive members of the Board of Directors. On August 30, 2022, 2,568 units were automatically vested and 5,176 units were cancelled upon the departure of two directors who did not stand for re-election at the Company’s Annual General Stockholder’s Meeting.

During the three months ended September 30, 2022, the Company issued 15,707 shares of its common stock in connection with the vesting of restricted stock units.

The following table summarizes the restricted stock unit activity and weighted average grant date fair values for the nine months ended September 30, 2022:

		Weighted Average
	Number of	Grant Date Value
	RSUs	Per Share
RSUs non-vested January 1, 2022	-	$-
Granted	49,512	6.18
Vested and delivered	(15,707)	7.04
Cancelled	(5,177)	-
RSUs non-vested September 30, 2022	28,628	$5.97

Equity Incentive Plan

On August 30, 2022, the stockholders approved the increase of the number of shares authorized to be awarded under the 2018 Equity Incentive Plan to 25% of the Company’s common stock outstanding on a fully diluted basis as of the date of stockholder approval, which was 848,033 shares. As of September 30, 2022, the number of shares of GGH’s common stock available for issuance under the 2018 Equity Incentive Plan is 767,280.

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

18. LEASES

On April 8, 2021, GGI entered into a lease agreement to lease a retail space in Miami, Florida for 7 years, which expires May 1, 2028. As of September 30, 2022, the lease had a remaining term of approximately 5.6 years. Lease payments begin at $26,758 per month and escalate 3% every year over the duration of the lease. The Company was granted rent abatements of 15% for the first year of the lease term, and 10% for the second and third year of the lease term. The Company was required to pay a $56,130 security deposit.

As of September 30, 2022, the Company had no leases that were classified as a financing lease.

Total operating lease expenses were approximately $83,000 and $249,000 during the three and nine months ended September 30, 2022, respectively and were approximately $83,000 and $138,000 during the three and nine months ended September 30, 2021, respectively. Lease expenses are recorded in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Supplemental cash flow information related to leases was as follows:

For the Nine Months Ended
September 30, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$214,997

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-

Weighted Average Remaining Lease Term:
Operating leases	5.6

Weighted Average Discount Rate:
Operating leases	7.0%

Future minimum lease commitments are as follows:

For the period October 1 through December 31, 2022	74,413
For the years ended December 31,
2023	303,603
2024	336,102
2025	357,881
2026	368,617
2027	365,004
Thereafter	120,463
Total future minimum lease payments	1,926,083
Less: imputed interest	(348,134)
Total	1,577,950

The Company is the lessor of a building and land that it purchased in connection with the acquisition of GDS, pursuant to an operating lease which expires on August 31, 2031. At the end of the lease, the lessee may enter into a new lease or return the asset to the Company. Effective in the month of September 2022, the lease charge to the lessee was increased to approximately 599,000 Argentine Pesos from approximately 416,000 Argentine Pesos per month. The Company recorded lease revenue of approximately $24,000 and $39,000, during the three and nine months ended September 30, 2022, respectively, related to this lease agreement.

19. SUBSEQUENT EVENTS

Foreign Currency Exchange Rates

The Argentine Peso to United States Dollar exchange rate was 160.7166, 147.16998 and 102.6834 at November 11, September 30, 2022, and December 31, 2021, respectively.

The British pound to United States dollar exchange rate was 0.8476, 0.8957 and 0.7340 at November 11, September 30, 2022, and December 31, 2021, respectively.

Convertible Debt

On October 22, 2022, the Board of Directors approved an offering of up to $1.5 million of 7% convertible promissory notes with a one-year maturity to accredited investors (the “October Notes). The notes are convertible into units, with each unit consisting of one share of common stock and a warrant for the purchase of one share of common stock, at a conversion price equal to the lower of (a) $2.52 per share or (b) the three-day volume weighted average closing price beginning on the date that is two days prior to the conversion date, subject to a floor price on conversion of $2.40 per share. The warrants will be exercisable at a price of $6.00 per share and carry a term of one year.

The October Notes will be mandatorily convertible upon the earlier to occur of: (i) the date of execution of that certain ground lease in connection with the previously announced agreement to develop a project in Las Vegas, Nevada (See Note 1, Business Organization and Nature of Operations), provided that such conversion would not result in the issuance of more than 546,949 shares of the Company’s common stock (including the common shares issuable upon conversion of the Warrants); and (ii) the date the Company obtains stockholder approval to issue more than 546,949 shares of the Company’ common stock in accordance with Nasdaq Listing Rule 5635(d).

As of November 9, 2022, the Company received aggregate gross proceeds amount of $1,051,500 pursuant to the issuance of the October Notes.

As of November 9, 2022, the GGH Notes are past due and subject to the default interest rate of 18% per annum.

Equity Line of Credit

On November 8, 2022, the parties terminated the Common Stock Purchase Agreement and Registration Rights Agreement by and between the Company and an underwriter (the “Underwriter”), dated May 6, 2021. On the same date, the parties entered into a new Common Stock Purchase Agreement and Registration Rights Agreement (the “Purchase Agreement”) with the Underwriter. Upon the satisfaction of the conditions in the Purchase Agreement, including that a registration statement that the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement is declared effective by the SEC and a final prospectus in connection therewith is filed with the SEC, (such event, the “Commencement”), the Company will have the right to sell to the Underwriter up to the lesser of (i) $44,308,969 of newly issued shares of the Company’s common stock and (ii) the Exchange Cap, as defined, from time to time at a price equal to 95% of the lowest daily volume weighted average price per share (“VWAP”) during the three consecutive trading days immediately following the date that the Company provides notice to the Underwriter, directing the Underwriter to purchase shares. The Company is able to sell such shares to the Underwriter over a period of up to 36 months after the date of the Commencement.

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

On November 4, 2022, the Company effected a reverse stock split in a ratio of 1 share of common stock for 12 issued shares of common stock. As a result of the reverse stock split, prior period shares and per share amounts appearing in the accompanying condensed consolidated financial statements and all references in this Quarterly Report to our common stock, as well as the amounts per share of our common stock, have been retroactively restated as if the reverse stock split occurred at the beginning of the period presented.

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

Liquidity and Going Concern

As reflected in our accompanying condensed consolidated financial statements, we have generated significant losses which have resulted in a total accumulated deficit of approximately $107.9 million at September 30, 2022, raising substantial doubt that we will be able to continue operations as a going concern.

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

On November 8, 2022, we entered into a new equity line of credit agreement (the “Purchase Agreement”) with an Underwriter, pursuant to which we will have the ability (but not the obligation) to sell, from time to time, up to an aggregate of up to $44,308,369 of newly issued shares to the Underwriter, at a price equal to 95% of the lowest daily volume weighted average price per share during the three consecutive days immediately following the date we direct the Underwriter to purchase such shares. The commencement of the equity line of credit is contingent upon the satisfaction of certain conditions in the Purchase Agreement. As of the date of this filing, these conditions have not been satisfied, and we are not yet able to sell securities pursuant to the Purchase Agreement.

Our business strategy may not be successful in addressing our liquidity issues and there can be no assurance that we will be able to obtain any additional capital. If we cannot execute our business plan on a timely basis (including acquiring additional capital), our stockholders may lose their entire investment in us, because we may have to delay vendor payments and/or initiate cost reductions and possibly sell certain company assets, which would have a material adverse effect on our business, financial condition and results of operations, and we could ultimately be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. The conditions outlined above indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date.

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

Consolidated Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Overview

We reported net loss of approximately $4,726,000 and net income of approximately $931,000 for the three months ended September 30, 2022 and 2021, respectively.

Revenues

Revenues from operations were approximately $441,000 and $2,605,000 during the three months ended September 30, 2022 and 2021, respectively, reflecting a decline of approximately $2,164,000 or 83%. The decline in revenues is primarily due to the reduction of lot sales of approximately $2,534,000 over the same quarter last year. Partially offsetting the decline in lot sales is an improvement in hotel, wine, restaurant and clothing sales of approximately $420,000 in the aggregate. The improvement in sales in the aforementioned areas results from the easing of COVID restrictions and the Argentine government’s efforts to promote tourism and revitalize local businesses by subsidizing a portion of sales. Approximately $70,000 of the quarter over quarter fluctuation results from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar. All other fluctuations are immaterial individually and in the aggregate.

Gross profit

We generated a gross profit of approximately $7,000 for the three months ended September 30, 2022 and a gross profit of approximately $2,395,000 for the three months ended September 30, 2021, representing a decline of approximately $2,388,000. Gross profit declined primarily due to the decrease in lot sales for the three months ended September 30, 2022. There were approximately $2.5 million in lot sales for the three months ended September 30, 2021 and no such sales for the three months ended September 30, 2022.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, rose by approximately $224,000 from approximately $210,000 for the three months ended September 30, 2021 to approximately $434,000 for the three months ended September 30, 2022. The increase in cost of sales primarily resulted from the inventory valuation write-down of approximately $116,000, an increase in hotel and restaurant payroll costs of approximately $202,000 and an increase in costs associated with wine, clothing and other sales of approximately $68,000, which corresponds to the increase in the related revenues as discussed above. These increases were partially offset by a decrease of approximately $86,000 related to costs associated with the lot sales that occurred during the three months ended September 30, 2021, and a decrease of $76,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Selling and marketing expenses

Selling and marketing expenses were approximately $109,000 and $101,000 for the three months ended September 30, 2022 and 2021, respectively, representing an increase of $8,000 or 8%, primarily related to promoting the Company in new markets, as well as advertising and marketing expenses for GGI’s new retail space.

General and administrative expenses

General and administrative expenses were approximately $1,729,000 and $1,371,000 for the three months ended September 30, 2022 and 2021, respectively, representing an increase of approximately $358,000 or 26%. The increase is primarily attributed to (i) an increase of approximately $216,000 in staff payroll including stock compensation; (ii) approximately $90,000 in board compensation including stock compensation; (iii) an increase in occupancy costs related to GGI’s new retail space of approximately $50,000; (iv) an increase in taxes and tax reserve allowances of approximately $39,000; (v) an increase in travel expenses of approximately $38,000; (vi) an increase in delivery fees of approximately $34,000; and (vii) an increase of approximately $30,000 in regulatory and filing fees. The increases in expenses were partially offset by (viii) a decrease of approximately $89,000 in insurance expenses; and (ix) a decrease of approximately $74,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar. All other fluctuations are immaterial individually and in the aggregate.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $84,000 and $36,000 during the three months ended September 30, 2022 and 2021, respectively, representing an increase of $48,000 or 133%, related to new asset purchases.

Interest expense, net

Interest expense, net was approximately $106,000 and $50,000 during the three months ended September 30, 2022 and 2021, respectively, representing an increase of approximately $56,000 or 112%. The increase is the result of accrued interest, and amortization of debt discount related to convertible debt issued in November of 2021.

Other income (expense)

Other income of approximately $75,000 and $88,000 during the three months ended September 30, 2022 and 2021 represents the management fee received from LVH. Gains from foreign currency translation were approximately $185,000 and $6,000 for the three months ended September 30, 2022 and 2021, respectively, resulting from the net monetary position of our Argentine subsidiaries. Additionally, the inducement expense of approximately $2,965,000 is related to reductions in the conversion price on the convertible debt during the quarter ended September 30, 2022 (see Note 12 – Convertible Debt Obligations).

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Overview

We reported a net loss of approximately $12.3 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Revenues

Revenues from operations were approximately $1,272,000 and $3,221,000 during the nine months ended September 30, 2022 and 2021, respectively, reflecting an decrease of approximately $1,949,000 or 61%. The decline in revenue is primarily due to a decrease in lot sales of approximately $2,463,000. The decrease in lot sales was partially offset by increases in hotel, agricultural, wine, clothing and other sales of approximately $829,000, in the aggregate. The increases in sales in these areas results from the easing of COVID restrictions and the Argentine government’s efforts to promote tourism and revitalize local businesses by subsidizing a portion of sales. The decrease in revenue is compounded from the impact of approximately $301,000 resulting from the decline in the value of the Argentine peso vis-à-vis the U.S. dollar. All other fluctuations are immaterial individually and in the aggregate.

Gross profit

We generated a gross profit of approximately $66,000 and $2,571,000 for the nine months ended September 30, 2022 and 2021, respectively, representing a decrease of approximately $2,505,000. Gross profit declined primarily due to the decrease in lot sales for the nine months ended September 30, 2022. There were approximately $2,647,000 in lot sales for the nine months ended September 30, 2021 and approximately $185,000 in lot sales for the nine months ended September 30, 2022.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $556,000 from approximately $650,000 for the nine months ended September 30, 2021 to approximately $1,206,000 for the nine months ended September 30, 2022. The increase in cost of sales is associated to the corresponding increase in hotel, agricultural, wine, clothing and other sales of approximately $839,000 and an increase of approximately $116,000 related to an inventory valuation write-down, partially offset by a decline in costs associated with the lot sales of approximately $91,000 and a decrease of approximately $308,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Selling and marketing expenses

Selling and marketing expenses were approximately $614,000 and $336,000 for the nine months ended September 30, 2022 and 2021, respectively, representing an increase of approximately $279,000 or 83%, primarily related to promoting the Company in new markets, as well as advertising and marketing expenses for GGI’s new retail space.

General and administrative expenses

General and administrative expenses were approximately $5,403,000 and $3,935,000 for the nine months ended September 30, 2022 and 2021, respectively, representing an increase of approximately $1,468,000 or 37%. The increase in general and administrative expenses is primarily attributed to (i) $692,000 increase related to compensation to the Company’s Board of Directors (consisting of approximately $594,000 in stock compensation and approximately $98,000 of cash compensation); (ii) an increase of staff payroll of approximately $250,000; (iii) an increase of approximately $326,000 in professional and consulting fees; (iv) $179,000 in travel expenses related to investor activity; (v) an increase in occupancy charges of approximately $139,000 in connection with GGI’s new retail space; (vi) an increase in taxes and tax reserve allowances of approximately $163,000; (vii) an increase of approximately $112,000 in regulatory and filing fees, and (viii) an increase of approximately $72,000 in delivery fees. The increases in general and administrative expenses were partially offset by (ix) a decrease in insurance expenses of $149,000, and (x) approximately $378,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar. All other fluctuations are immaterial individually and in the aggregate.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $179,000 and $104,000 during the nine months ended September 30, 2022 and 2021, respectively, representing an increase of $75,000 or 72%, related to new asset purchases.

Interest expense, net

Interest expense, net was approximately $1,528,000 and $88,000 during the nine months ended September 30, 2022 and 2021, respectively, representing an increase of $1,440,000. The increase is the result of accrued interest, and amortization of debt discount related to convertible debt issued in November of 2021.

Other income (expense)

Other income of approximately $225,000 and $88,000 during the nine months ended September 30, 2022 and 2021, respectively, represents the management fee received from LVH. The loss on extinguishment of debt of approximately $2.1 million and inducement expense of approximately $3.2 million are related to reductions in the conversion price on the convertible debt during the 2nd and 3rd quarters (see Note 12 – Convertible Debt Obligations). In addition, gains from foreign currency translation were approximately $411,000 and $35,000 for the nine months ended September 30, 2022 and 2021, respectively, as the result of the net monetary liability position of our Argentine subsidiaries. During the nine months ended September 30, 2021, we recognized a gain on forgiveness of PPP Loan of approximately $242,000. No such gain was recognized during the nine months ended September 30, 2022.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	September 30, 2022	December 31, 2021
	(unaudited)
Cash	$260,984	$3,649,407
Working Capital (Deficiency)	$(624,498)	$(790,334)
Loans Payable	$234,638	$317,356
Debt Obligations	$-	$7,000
Convertible Debt Obligations	$1,998,209	$6,480,000

Based upon our working capital deficiency as of September 30, 2022, we require additional equity and/or debt financing in order to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Cash requirements for our current liabilities include approximately $1.7 million for accounts payable and accrued expenses, approximately $197,000 for lease liabilities, approximately $143,000 for loans payable, and approximately $89,000 for debt obligations and other current liabilities. We also have short-term convertible debt obligations of approximately $2.0 million. Cash requirements for our long-term liabilities include approximately $1.4 million for operating lease liabilities, approximately $85,000 related to a payment plan for Argentine payroll taxes, and approximately $92,000 for loans payable.

During the nine months ended September 30, 2022 and 2021, we financed our activities from proceeds derived from the sale of common stock during the period, and from debt and equity financings occurring in prior periods. A significant portion of the funds have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 amounted to approximately $4,484,000 and $5,662,000, respectively. During the nine months ended September 30, 2022, the net cash used in operating activities was primarily attributable to the net loss of approximately $12.3 million adjusted for approximately $7,392,000 of net non-cash expenses, and approximately $414,000 of cash provided by changes in the levels of operating assets and liabilities. During the nine months ended September 30, 2021, the net cash used in operating activities was primarily attributable to the net loss of approximately $1,527,000 adjusted for approximately $577,000 of net non-cash expenses, and approximately $4,712,000 of cash used to fund changes in the levels of operating assets and liabilities.

Cash used in investing activities for the nine months ended September 30, 2022 and 2021 amounted to approximately $1,959,000 and $4,140,000, respectively, of which $1,916,000 and $640,000, respectively, related to the purchase of property and equipment, $0 and $3.5 million, respectively, related to the purchase of investment in LVH, $35,000 and $0, respectively, related to the purchase of the Gaucho.com domain name and $7,560 and $0, respectively, related to net cash used for the purchase of GDS.

Net cash provided by financing activities for the nine months ended September 30, 2022 and 2021, amounted to approximately $2,150,000 and $12,170,000, respectively. For the nine months ended September 30, 2022, the net cash provided by financing activities resulted from approximately $1,727,500 of proceeds from debt issued in private placement, $511,000 of proceeds from the issuance of common stock, net of offering costs, partially offset by loan repayments of approximately $81,000 and repayment of debt obligations of $7,000. For the nine months ended September 30, 2021, the net cash provided by financing activities resulted from approximately $7,287,000 of proceeds provided by the sale of common stock and warrants in a public offering, approximately $3,746,000 of proceeds provided by the sales of common stock, $1,647,000 of proceeds from the exercise of warrants, and $439,000 from the proceeds from the sale of common stock and warrants to accredited investors, partially offset by debt and loan repayments of approximately $259,000 and payments of offering costs related to the public offering and the Common Stock Purchase Agreement of approximately $690,000.

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

On November 8, 2022, we entered into a new equity line of credit agreement (the “Purchase Agreement”) with an Underwriter, pursuant to which we will have the ability (but not the obligation) to sell, from time to time, up to an aggregate of up to $44,308,369 of newly issued shares to the Underwriter, at a price equal to 95% of the lowest daily volume weighted average price per share during the three consecutive days immediately following the date we direct the Underwriter to purchase such shares. The commencement of the equity line of credit is contingent upon the satisfaction of certain conditions in the Purchase Agreement. As of the date of this filing, these conditions have not been satisfied, and we are not yet able to sell securities pursuant to the Purchase Agreement.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2022, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and its subsidiaries and affiliates are subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by its insurance coverage, and even if they are, if claims against GGH and its subsidiaries are successful, they may exceed the limits of applicable insurance coverage. We are not involved in any litigation that we believe is likely, individually or in the aggregate, to have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows.

As reported on our Current Report on Form 8-K as filed with the SEC on July 15, 2022, the Company became aware of a demand letter and draft complaint alleging breach of contract from a current stockholder regarding the stockholder vote required to amend the Certificate of Designation of the Series B Convertible Preferred Shares. To the Company’s knowledge, no complaint has been filed at this time. The Company is monitoring the situation to determine if any action is warranted.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in Item 1A of the Company’s Annual Report on Form 10-K/A as filed with the SEC on May 19, 2022 and in Item 1A of the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 15, 2022.

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

On November 4, 2022, the Company effected a reverse stock split in a ratio of 1 share of common stock for 12 previously issued shares of common stock. The closing price on November 4, 2022 was $1.88. The Company regained compliance with the Bid Price Requirement as of November 18, 2022 pursuant to Staff letter notification.

There can be no assurance that the Company will maintain compliance with any of the other listing requirements. Nonetheless, the Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options, including a reverse stock split, to maintain compliance with the Bid Price Requirement.

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

Political turmoil, warfare, or terrorist attacks in Ukraine could negatively affect our business. Political and military events in Ukraine, including the 2022 Russian invasion of Ukraine, as well as ongoing warfare between Russia and Ukraine may have an adverse impact on our ability to grow our business and negatively affect our results of operations.

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

The fact that we are leveraged may affect our ability to refinance existing debt or borrow additional funds to finance working capital requirements, acquisitions and capital expenditures. In addition, the recent disruptions in the global financial markets, including the bankruptcy and restructuring of major financial institutions, may adversely impact our ability to refinance existing debt and the availability and cost of credit in the future. In such conditions, access to equity and debt financing options may be restricted and it may be uncertain how long these economic circumstances may last. This would require us to allocate a substantial portion of cash flow to repay principal and interest, thereby reducing the amount of money available to invest in operations, including acquisitions and capital expenditures. Our leverage could also affect our competitiveness and limit our ability to change in market conditions, changes in the real estate industry and economic downturns.

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

If LVH does not sign a ground lease by December 31, 2022, LVH will be dissolved and we may not receive a complete return of our investment.

Currently, the Company, through its wholly-owned subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”), contributed total capital of $7.0 million to LVH Holdings LLC (“LVH”) to develop a project in Las Vegas, Nevada and received 396 limited liability company interests, representing an 11.9% equity interest in LVH. Pursuant to the Second Amendment to the Amended and Restated Limited Liability Company Agreement of LVH dated June 7, 2022, if a ground lease for the premises within which the luxury hotel, casino, entertainment and retail project will be developed and constructed has not been executed by LVH on or before December 31, 2022, then as promptly as reasonably practicable after such date, LVH will be liquidated and dissolved.

As of September 30, 2022, LVH has used our cash contribution to LVH for land improvement expenses, such as architectural, legal, engineering, and accounting fees. Should LVH be liquidated and dissolved on or before December 31, 2022, we most likely will not receive our entire contribution back from LVH and may lose our entire investment. The loss of our investment will greatly affect our balance sheet and may translate into a lower stock price for the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 3, 2022, the Company purchased the domain name Gaucho.com for $34,999 in cash and 1,250 shares of common stock, subject to adjustment. The seller is entitled to additional shares of common stock if on August 14, 2022, the closing price per share of the Company’s common stock is less than $31.68 as quoted on a national securities exchange, and the Company shall issue additional shares of common stock so that the value of the total shares issued to the seller collectively has a fair market value of $36,900. As of August 12, 2022, the most recent trading day prior to August 14, 2022, which is a non-trading day, the Company’s common stock closed at $4.284. Therefore, the Company is required to issue the seller an additional 7,364 shares of common stock so that the value of the total shares the seller owns as of August 14, 2022 has a fair market value of $36,900. The Company relied on the exemption from registration pursuant to Section 4(a)(2) the Securities Act of 1933, as amended.

As reported on our Quarterly Report dated June 30, 2022, on June 24, 2022, the Company issued a total of 26,278 restricted stock units (“RSUs”) subject to vesting. On September 18, 2022, a total of 13,139 shares of common stock were issued to the RSU holders pursuant to the vesting provisions of the RSUs, of which, a total of 11,407 shares of common stock were issued to certain officers and directors of the Company.

Convertible Promissory Notes

As previously reported on our Current Report on Form 8-K filed on November 8, 2021, the Company and the investors (the “Holders”) entered into that Securities Purchase Agreement, dated as of November 3, 2021 (as the same has been amended, restated, amended and restated, supplemented or otherwise modified prior to the date hereof, the “Securities Purchase Agreement”) and the Company issued to the Holders certain senior secured convertible notes (as the same has been amended, restated, amended and restated, supplemented or otherwise modified prior to the date hereof, each, a “Note” and together with the Securities Purchase Agreement, the “Note Documents”).

As previously reported on our Current Report on Form 8-K as filed with the SEC on July 5, 2022, on July 1, 2022, the Company and the Holders entered into a third letter agreement (the “Letter Agreement #3”) pursuant to which the parties agreed to reduce the Conversion Price to $3.60 for the Trading Days of July 5, 2022, through and inclusive of September 5, 2022. All conversions are voluntary at the election of the Holder.

On September 22, 2022, the Company and the Holders entered into an exchange agreement (the “Exchange Agreement”) with the Holders in order to amend and waive certain provisions of the Note Documents and Letter Agreement #3 and exchange (the “Exchange” or the “Transaction”) $100 in aggregate principal amount of each of the Notes (the “Exchange Notes”), on the basis and subject to the terms and conditions set forth in the Exchange Agreement, for warrants (the “Warrants”) to purchase up to 90,915 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $3.82 (subject to customary adjustment upon subdivision or combination of the common stock). The Exchange Agreement, the Exchange or Transaction, the Exchange Notes, the Warrants, and the Warrant Shares are collectively referred to as the “Exchange Documents.”

The Exchange Agreement amends the original terms of payment of the Notes and waives payment of principal and interest due on each of September 7, 2022 and October 7, 2022. All principal, interest, and fees are due on the maturity date of November 9, 2022. As of the date of this Quarterly Report, the Notes are due.

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

The Note Documents, Letter Agreement #3, and Exchange Documents are referred to herein as the Transaction Documents.

During the period of this Quarterly Report and pursuant to the Transaction Documents, investors converted the following amounts of principal of the Notes: (i) on July 6, 2022, certain investors converted a total of $200,000 of principal of the Notes and the Company issued 55,556 shares of common stock upon conversion; (ii) on July 8, 2022, certain investors converted a total of $180,000 of principal, interest, and fees of the Notes and the Company issued 50,000 shares of common stock upon conversion; (iii) on July 12, 2022, certain investors converted a total of $420,000 of principal, interest, and fees of the Notes and the Company issued 116,667 shares of common stock upon conversion; (iv) on July 13, 2022, certain investors converted a total of $248,347 of principal of the Notes and the Company issued 68,985 shares of common stock upon conversion; (v) on July 14, 2022, certain investors converted a total of $154,301 of principal of the Notes and the Company issued 42,861 shares of common stock upon conversion; (vi) on July 21, 2022, certain investors converted a total of $495,000 of principal, interest, and fees of the Notes and the Company issued 137,500 shares of common stock upon conversion; (vii) on July 27, 2022, certain investors converted a total of $150,000 of principal, interest, and fees of the Notes and the Company issued 41,667 shares of common stock upon conversion; (viii) on August 3, 2022, certain investors converted a total of $30,000 of principal of the Notes and the Company issued 8,333 shares of common stock upon conversion; (ix) on August 4, 2022, certain investors converted a total of $150,000 of principal, interest, and fees of the Notes and the Company issued 41,667 shares of common stock upon conversion; (x) on August 11, 2022, certain investors converted a total of $540,000 of principal, interest, and fees of the Notes and the Company issued 150,000 shares of common stock upon conversion; (xi) on August 12, 2022, certain investors converted a total of $240,000 of principal of the Notes and the Company issued 66,667 shares of common stock upon conversion; (xii) on August 25, 2022, certain investors converted a total of $245,669 of principal, interest, and fees of the Notes and the Company issued 68,241 shares of common stock upon conversion; and (xiii) on August 30, 2022, certain investors converted a total of $148,577 of principal, interest, and fees of the Notes and the Company issued 41,272 shares of common stock upon conversion.

The shares of common stock that have been and may be issued under the Transaction Documents are being offered and sold in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof and/or Rule 506(b) of Regulation D thereunder. The Company filed a Form D with the SEC on or about November 9, 2021.

The Company filed a Registration Statement on Form S-1 (File No. 333-261564) registering the resale of up to 1,013,684 shares upon exercise of the Notes on December 9, 2021, which was declared effective on January 13, 2022. The shares registered for resale under the Form S-1 have all been resold.

Conversion of Promissory Notes Issued in Private Placement

From July 13, 2022 through August 30, 2022, the Company issued convertible promissory notes to certain investors (the “Investor Notes”) in the aggregate amount of $1,735,752. Pursuant to the terms of the Investor Notes, if the stockholders approved for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of shares of up to 1,250,000 of the Company’s common stock upon the conversion of the Investor Notes, without giving effect to Nasdaq’s 20% Rule, the Investor Notes would be automatically converted into units consisting of one share of common stock and one warrant to purchase one share of common stock at a price equal to the lesser of (a) $6.60 per unit or (b) the three-day volume weighted average closing price (“VWAP”) of the Company’s common stock beginning on the date that is two days prior to stockholder approval of such conversion at the 2022 annual stockholder meeting (the “2022 AGM”).

At the 2022 AGM, the Company obtained the requisite stockholder approval, and the Investor Notes comprised of $1,727,500 and $8,252 in interest, were automatically converted into an aggregate of 454,576 units based on a conversion price of $3.82 – the three-day VWAP of the Company’s common stock beginning on the date that is two days prior to stockholder approval of such conversion at the 2022 AGM. Each warrant issued upon the conversion of the Investor Notes is exercisable at a price of $3.82. For this sale of securities, no general solicitation was used, no commissions were paid, all persons were accredited investors, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on September 13, 2022.

Non-Executive Director Compensation

On August 11, 2022, the Board approved the remainder of the compensation for 2022 of the non-executive directors to be paid as follows: (i) issuance of 3,872 restricted stock units for each of the five non-executive directors, vesting on the earlier of December 31, 2022 or termination of service; and (ii) cash payment to be paid no later than January 15, 2022.

On August 30, 2022, the Company, issued a total of 2,568 shares at $9.68 per share to Dr. Steven Moel and Mrs. Edie Rodriguez as compensation for service as members of the Board of Directors for the second half of 2022. At the Company’s annual stockholder meeting held on August 30, 2022, Dr. Moel’s and Mrs. Rodriguez’s terms expired, and neither was re-elected. As a result, Dr. Moel’s and Mrs. Rodriguez’s service as directors terminated effective as of August 30, 2022, and their RSUs vested pro rata as of such date.

For this sale of securities, no general solicitation was used, no commissions were paid, all persons were accredited investors, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on October 3, 2022.

Item 3. Defaults upon Senior Securities

On January 25, 2018, the Company received a bank loan in the amount of $525,000 (the “2018 Loan”), denominated in U.S. dollars. The loan bears interest at 6.75% per annum and is due on January 25, 2023. Principal and interest will be paid in 60 equal monthly installments of $10,311, beginning on February 23, 2018. During 2018, the Company defaulted on certain 2018 Loan payments, and as a result, the 2018 Loan is currently payable upon demand. During the nine months ended September 30, 2022, the Company made principal payments, in the aggregate of $83,542. As of September 30, 2022, principal of $138,521 is outstanding.

As previously reported on the Company’s Annual Reports on Forms 10-K for the years ending December 31, 2017, 2018, 2019, 2020 and 2021, the Company sold convertible promissory notes in the aggregate principal amount of $2,046,730 (together, the “2017 Notes”). The 2017 Notes matured 90 days from the date of issuance, bore interest at 8% per annum and were convertible into the Company’s common stock at $7.56 per share, which represented a 10% discount to the price used for the sale of the Company’s common stock at the commitment date. In 2021, principal and interest of $1,163,354 and $258,714 were exchanged for common stock and warrants with an aggregate fair value of $1,422,068. During the nine months ended September 30, 2022, the Company made principal payments on the outstanding 2017 Notes in the aggregate amount of $7,000, such that the balance owed on the 2017 Notes at September 30, 2022 is $0.

On September 7, 2022 and on October 7, 2022, the Company failed to pay the amortization payments due totaling $2,160,000 on the convertible promissory notes dated November 9, 2021. See Item 2 above for a description of the Exchange Agreement, which amended and waived certain provisions of the Securities Purchase Agreement. As of the date of this Quarterly Report, the notes are due.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

On July 20, 2022, the federal government notified the Company that installment payments on the remainder of the balance of the EIDL Loan would be required starting 30 months from the date of the loan, which is October 19, 2022. The balance of the EIDL Loan is due on the maturity date, or May 22, 2050.

Results of 2022 Annual General Stockholder Meeting

On August 30, 2022, at the Company’s 2022 Annual General Meeting (the “2022 AGM”), the stockholders: (i) elected two (2) Class I nominees to the board of directors (Reuben Cannon and Marc Dumont) to hold office for a three-year term; (ii) granted the Board of Directors discretion (if necessary to prevent the delisting of the Company’s common stock on Nasdaq) on or before June 30, 2023, to implement a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-twenty (1:20), or anywhere between, while maintaining the number of authorized shares of common stock required for Nasdaq listing; (iii) approved an amendment to the Company’s 2018 Equity Incentive Plan to increase the number of shares authorized for awards under the plan to 25% of our common stock outstanding on a fully diluted basis as of the date of stockholder approval; (iv) approved for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of shares of up to 1,250,000 of the Company’s common stock upon the conversion of convertible promissory notes issued in a private placement pursuant to Rule 506(b) of the Securities Act of 1933, as amended, without giving effect to Rule 5635(d); (v) approved for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of up to 833,333 shares of our common stock pursuant to that certain Securities Purchase Agreement, dated November 3, 2021, those certain senior secured convertible promissory notes dated November 9, 2021, and that certain Registration Rights Agreement, dated November 9, 2021 by and between the Company and certain institutional investors; and (vi) ratified and approved the appointment of Marcum LLP as the Company’s independent registered accounting firm for the year ended December 31, 2022.

Change in Directors

As previously disclosed in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 2, 2022, as amended on September 8, 2022 and September 13, 2022, the terms of two directors of the Board of Directors, Dr. Steven Moel and Ms. Edie Rodriguez, ended and both did not stand for re-election at the 2022 AGM. The Board of Directors approved a reduction in the number of directors from seven to five effective August 30, 2022. Dr. Moel and Ms. Rodriguez were members and chairpersons of the Company’s Audit Committee and Compensation Committee, respectively. As a result, vacancies were created in both committees.

At a meeting of the Board of Directors of the Company held on September 14, 2022, the Board of Directors, at the recommendation of the Nominating and Corporate Governance Committee, appointed Mr. Reuben Cannon to fill the vacancy on the Audit Committee created by Dr. Steven Moel’s departure and appointed Mr. Peter Lawrence to fill the vacancy in the Compensation Committee created by Ms. Edie Rodriguez’s departure, effective August 30, 2022. The Board of Directors determined that both Mr. Cannon and Mr. Lawrence are independent pursuant to the definition of independence under Rule 5605(a)(2) of the Nasdaq Listing Rules and further meet all qualifications to serve as members of the Audit Committee and Compensation Committee, respectively.

The Board of Directors, at the recommendation of the Nominating and Corporate Governance Committee, further appointed Mr. Marc Dumont as Chairman of the Audit Committee and Mr. Reuben Cannon as Chairman of the Compensation Committee effective August 30, 2022. The Board of Directors then accepted Mr. Cannon’s resignation as Chairman of the Nominating and Corporate Governance Committee and appointed Mr. Peter Lawrence as Chairman of the Nominating and Corporate Governance Committee effective August 30, 2022.

As a result of the above, the composition of each of the committees of the Board of Directors is as follows as of August 30, 2022:

●	Audit Committee:

◌	Marc Dumont (Chairman)
◌	Reuben Cannon
◌	Peter Lawrence

●	Compensation Committee:

◌	Reuben Cannon (Chairman)
◌	Peter Lawrence
◌	Marc Dumont
◌	William Allen

●	Nominating and Corporate Governance Committee:

◌	Peter Lawrence (Chairman)
◌	Reuben Cannon
◌	Marc Dumont

Mr. Allen, a member of the Compensation Committee, has been deemed not to meet the definition of an independent director as defined in Rule 5605(a)(2) because he owns a 20% interest in and is the Managing Member of SLVH LLC, (“SLVH”). SLVH is the Managing Member of LVH Holdings LLC (“LVH”) and the Company, through its wholly owned subsidiary Gaucho Ventures I – Las Vegas, LLC holds a minority membership interest in LVH.

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

Amendment to 2018 Equity Incentive Plan

At the Company’s 2022 AGM, the stockholders approved the amendment to the 2018 Equity Incentive Plan thereby increasing the number of shares authorized for awards under the plan to 25% of our common stock outstanding on a fully diluted basis as of August 30, 2022 which was 848,033 shares. Of the shares authorized, 767,280 remain available for issuance as of September 30, 2022.

Amendment to Certificate of Incorporation

Effective as of September 15, 2022, the Company filed an Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to reflect the reduction in the number of authorized shares of preferred stock from 11,000,000 shares to 902,670 shares as a result of the previous conversion of the Series A Convertible Preferred into shares of common stock of the Company. The Certificate of Incorporation also reflects the removal of provisions related to the Corporation’s previously effective reverse-stock split. The Certificate of Incorporation was approved by the Board of Directors, without a vote of the stockholders, on September 14, 2022, as permitted by Section 242 and Section 245 of the General Corporation Law of the State of Delaware.

Gaucho Development SRL

On February 24, 2022, the Company formed Gaucho Development SRL, an Argentine holding company slated to develop the Company’s recently acquired land holdings in Argentina.

Private Placement of Convertible Promissory Notes

On October 4, 2022, the Company commenced offering of a series of 7% convertible promissory notes to accredited investors (the “Notes”) in the maximum amount of up to $689,000 (inclusive of principal and interest). The Notes mature one year from the date of issuance unless otherwise converted. The principal and accrued interest of the Notes will convert into units (“Units”) consisting of one share of common stock and one warrant to purchase one share of common stock (the “Warrants”) at a conversion price equal to the lesser of: (a) $2.52; and (b) the three-day volume weighted average closing price (“VWAP”) of the Company’s common stock beginning on the date that is two days prior to the Mandatory Conversion Date (as defined below). The Notes will be mandatorily convertible upon the earlier to occur of (the “Mandatory Conversion Date”): (i) the date of execution of that certain ground lease to be executed in connection with the previously announced agreement to develop a project in Las Vegas, Nevada, provided that such conversion would not result in the issuance of more than 546,949 shares of the Company’s common stock (including the common shares issuable upon conversion of the Warrants); and (b) the date the Company obtains stockholder approval to issue more than 546,949 shares of the Company’ common stock in accordance with Nasdaq Listing Rule 5635(d). The Warrants will be exercisable at a price of $0.50 per share and carry a term of one year.

On October 19, 2022, the Board of Directors of the Company approved an increase to the maximum offering amount (inclusive of principal and interest) of up to $1,500,000, with an additional $3,571,429 raised assuming a conversion price of the Notes at $2.52 and exercise of all the warrants.

On October 20, 2022, to remain compliant with the Nasdaq rules, the Company amended and restated the Notes to include a floor conversion price of no more than $2.40. Total proceeds from the offering, assuming the maximum dollar amount of Notes are sold, converted at $2.40 (the floor price), and all warrants exercised, would be $5,250,000. All other terms of the Notes remain the same.

As of November 9, 2022, the Company had issued convertible promissory notes with an aggregate principal amount of $1,051,500.

For this sale of securities, there was no general solicitation and no commissions will be paid, all purchasers must be accredited investors, and the Company is relying on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on October 19, 2022.

Special Meeting of Stockholders

On October 19, 2022, the Company announced that it will be holding a special meeting of the stockholders on December 19, 2022 at 12:00 p.m. Eastern Time for purposes of complying with the Nasdaq Exchange Cap rule, via webcast at https://www.cstproxy.com/gauchogroupholdings/sm2022 (the “Special Meeting”). On November 9, 2022, a Notice of Special Meeting was sent by the Company to all stockholders of record as of October 31, 2022, and the Company’s proxy statement and other meeting materials have been made available to all stockholders.

New Equity Line of Credit

As reported on our Current Report on Form 8-K as filed with the SEC on November 9, 2022, on November 8, 2022, the parties terminated the Common Stock Purchase Agreement and Registration Rights Agreement by and between the Company and Tumim Stone Capital LLC, dated May 6, 2021. On the same date, the parties entered into a new Common Stock Purchase Agreement and Registration Rights Agreement, pursuant to which the Company has the right to sell to Tumim Stone Capital up to the lesser of (i) $44,308,969.30 of newly issued shares of the Company’s common stock, par value $0.01 per share, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the term of the Purchase Agreement. Sales of common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company and the Company is under no obligation to sell securities pursuant to this arrangement. Shares of common stock may be sold by the Company pursuant to this arrangement over a period of up to 36 months after Commencement (as defined below).

Upon the satisfaction of the conditions in the Purchase Agreement, including that a registration statement that we agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement is declared effective by the SEC and a final prospectus in connection therewith is filed with the SEC (such event, the “Commencement”), we will have the right, but not the obligation, from time to time at our sole discretion over the 36-month period from and after the Commencement, to direct Tumim Stone Capital to purchase amounts of our common stock as VWAP purchases as set forth in the Purchase Agreement (each, a “VWAP Purchase”) on any trading day, so long as, (i) at least three trading days have elapsed since the trading day on which the most recent prior notice to purchase common stock under the Purchase Agreement was delivered by the Company to Tumim Stone Capital, and (iii) all shares subject to all prior purchases by Tumim Stone Capital under the Purchase Agreement have theretofore been received by Tumim Stone Capital electronically as set forth in the Purchase Agreement.

From and after Commencement, the Company will control the timing and amount of any sales of common stock to Tumim Stone Capital. Actual sales of shares to Tumim Stone Capital under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

The Company has agreed to reimburse Tumim Stone Capital for the reasonable out-of-pocket expenses (including legal fees and expenses), up to a maximum of $35,000.

Under the applicable rules of The Nasdaq Stock Market LLC (“Nasdaq”), in no event may we issue to Tumim Stone Capital under the Purchase Agreement more than 549,648 shares of our common stock, which represents 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of common stock to Tumim Stone Capital under the Purchase Agreement equals or exceeds the lower of (i) the Nasdaq official closing price immediately preceding the execution of the Purchase Agreement or (ii) the arithmetic average of the five Nasdaq official closing prices for the common stock immediately preceding the execution of the Purchase Agreement, such that the transactions contemplated by the Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules. In any event, the Purchase Agreement specifically provides that we may not issue or sell any shares of our common stock under the Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of Nasdaq.

In all instances, we may not sell shares of our common stock to Tumim Stone Capital under the Purchase Agreement if it would result in Tumim Stone Capital beneficially owning more than 4.99% of the common stock.

The net proceeds from sales, if any, under the Purchase Agreement, will depend on the frequency and prices at which the Company sells shares of common stock to Tumim Stone Capital. To the extent the Company sells shares under the Purchase Agreement, the Company currently plans to use any proceeds therefrom for inventory production and marketing for Gaucho Group, Inc., costs of this transaction, operating expenses and for working capital and other general corporate purposes.

There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or Registration Rights Agreement other than a prohibition on entering (with certain limited exceptions) into a “Variable Rate Transaction,” as defined in the Purchase Agreement. Tumim Stone Capital has agreed not to cause, or engage in any manner whatsoever, any direct or indirect short selling or hedging of the common stock during certain periods.

EF Hutton, division of Benchmark Investments, Inc. acted as the exclusive placement agent in connection with the transactions contemplated by the Purchase Agreement, for which the Company will pay to EF Hutton a cash placement fee equal to 8.0% of the amount of the Total Commitment actually paid by Tumim Stone Capital to the Company pursuant to the Purchase Agreement.

Pursuant to the terms of the Registration Rights Agreement, we have agreed to file with the SEC one or more registration statements on Form S-1 to register for resale under the Securities Act the shares of our common stock that may be issued to Tumim Stone Capital under the Purchase Agreement. The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

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

Convertible Debt

On September 22, 2022, the Company and the Holders of the GGH Notes entered into another exchange agreement (the “Exchange Agreement #2”) with the Holders in order to amend and waive certain provisions of the Existing Note Documents and exchange $300 in aggregate principal amount of the GGH Notes, on the basis and subject to the terms and conditions set forth in the Exchange Agreement, for three-year warrants to purchase up to 90,915 shares of the Company’s common stock at an exercise price of $3.82. The Exchange Agreement amends the original terms of payment of the Existing Notes and waives payment of principal and interest due on each of September 7, 2022 and October 7, 2022. All principal, interest, and fees are due on the maturity date of the November 9, 2022. As of the date of this Quarterly Report, the GGH Notes are due.

Reverse Stock Split

On November 4, 2022, the Company effected a reverse stock split in the ratio of 1 share of common stock for 12 previously issued shares of common stock and filed an amended and restated certificate of incorporation with the Secretary of State of Delaware.

See also Items 1A and 3 above.

Item 6. Exhibits

The following documents are being filed with the Commission as exhibits to this Current Report on Form 10-Q.

Exhibit	Description
1.1	Underwriting Agreement, dated February 16, 2021 (6)
1.2	Warrant Agreement, including the form of Warrant, made as of February 19, 2021, between the Company and Continental. (7)
3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State effective November 4, 2022(25)
3.2	Amended and Restated Bylaws (1)
3.3	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 (4)
4.1	2016 Stock Option Plan. (2)
4.2	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016. (2)
4.3	2018 Equity Incentive Plan. (3)
4.4	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 (4)
4.5	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on July 12, 2021 and the stockholders on August 26, 2021(24)
4.6	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on July 1, 2022 and the stockholders on August 30, 2022*
4.7	Underwriters’ Warrant (6)
4.8	Form of Unit Warrant (5)
4.9	Form of Warrant (28)
4.10	Form of Amended and Restated Promissory Note (27)
4.11	Form Amended and Restated Warrant (27)
4.12	Form of Note (29)
4.13	Form Warrant (29)
10.1	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 (9)
10.2	Commercial Lease Agreement between Gaucho Group, Inc. and Design District Development Partners, LLC, dated April 8, 2021(9)
10.3	Common Stock Purchase Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated May 6, 2021(10)
10.4	Registration Rights Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated May 6, 2021(10)
10.5	Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC, dated June 16, 2021 (11)
10.6	Securities Purchase Agreement dated November 3, 2021(12)
10.7	Senior Secured Convertible Notes Issued by the Company(12)
10.8	Security and Pledge Agreement(12)
10.9	Stockholder Pledge Agreement(12)
10.10	Registration Rights Agreement(12)
10.11	First Amendment to Amended and Restated Limited Liability Agreement dated November 16, 2021 (13)
10.12	Second Amendment to Amended and Restated Limited Liability Agreement dated June 7, 2022(21)
10.13	Quota Purchase Agreement dated February 3, 2022, entered into by and between the Company, INVESTPROPERTY GROUP, LLC, and Hollywood Burger Holdings, Inc.(14)
10.14	Exchange Agreement, dated as of February 22, 2022, by and among Gaucho Group Holdings, Inc. and the subscribers listed therein. (15)
10.15	Share Exchange and Subscription Agreement by and between the Company and the subscribers listed therein(16)
10.16	Offer to Purchase, dated February 28, 2022(16)
10.17	Position Statement of Gaucho Group, Inc. dated February 28, 2022(16)
10.18	Letter Agreement between the Company and certain institutional investors dated May 2, 2022(18)
10.19	Conversion Agreement between the Company and certain institutional investors dated May 12, 2022(19)
10.20	Letter Agreement, dated as of July 1, 2022, by and among Gaucho Group Holdings, Inc. and the Holders listed therein. (23)
10.21	Exchange Agreement, dated as of September 22, 2022, by and among Gaucho Group Holdings, Inc. and the subscribers listed therein. (28)
10.22	Common Stock Purchase Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated November 8, 2022 (30)
10.23	Registration Rights Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated November 8, 2022 (26)
14.1	Amended Code of Business Conduct and Ethics and Whistleblower Policy(9)
14.2	Audit Committee Charter(9)
14.3	Compensation Committee Charter as amended on May 12, 2022(20)
14.4	Nominating Committee Charter adopted by the Board of Directors on June 22, 2022 (22)
21.1	Subsidiaries of Gaucho Group Holdings, Inc.(17)
22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant(17)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act *
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Algodon Wine Estates Property Map(9)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2017.
3.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
5.	Incorporated by reference to the Company’s Amended Registration Statement on Form S-1 filed on January 27, 2020.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2021.
7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2021.
8.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020.
9.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 12, 2021.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 7, 2021.
11.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 8, 2021.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2021.
14.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 25, 2022.
15.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 1, 2022.
16.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 21, 2022.
17.	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on April 14, 2022.
18.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 2, 2022.
19.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 13, 2022.
20.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2022.
21.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 8, 2022.
22.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 24, 2022.
23.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 5, 2022.
24.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 31, 2021.
25.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 3, 2022.
26.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 9, 2022.
27.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 24, 2022.
28.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 23, 2022.
29.	Incorporated by reference to the Company’s Amended Current Report on Form 8-K, filed on September 8, 2022.
30.	Incorporated by reference to the Company’s Current Report as amended on Form 8-K/A, filed on November 14, 2022.
*	Filed herewith
**	Furnished, not filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2022	GAUCHO GROUP HOLDINGS, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

