Form 10-K
period 2022-12-31
Gaucho Group Holdings, Inc.
filed 2023-04-17
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by the check mark whether the registration has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

Auditor PCAOB ID: 688	Auditor Name: Marcum LLP	Auditor Location: New York, New York

The aggregate market value of the voting and non-voting common equity held by non-affiliates (1,023,614 shares) computed by reference to the price at which the common equity was last sold as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter ($7.20), was $7,370,021. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of April 14, 2023, there were 5,521,519 shares of the registrant’s common stock outstanding.

INDEX

Forward Looking Statements

PART I

Certain statements included or incorporated by reference in this annual report constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this annual report that are not clearly historical in nature are forward-looking, and the words “anticipate”, “believe”, “continue”, “expect”, “estimate”, “intend”, “may”, “plan”, “will”, “shall” and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management’s expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and prospective investors should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this annual report or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this annual report or as of the date specified in the documents incorporated by reference herein, as the case may be. Important factors that could cause such differences include, but are not limited to:

●	the uncertainties associated with the ongoing COVID-19 pandemic, including, but not limited to uncertainties surrounding the duration of the pandemic, government orders and travel restrictions, and the effect on the global economy and consumer spending;
●	the uncertainties associated with the ongoing war in Ukraine and the effect on the capital markets
●	the risks and additional expenses associated with international operations and operations in a country (Argentina) which has had significantly high inflation in the past;
●	the uncertainties raised by a fluid political situation and fundamental policy changes that could be affected by presidential elections;
●	uncertainties associated with financial services industry which could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.
●	the risks associated with a business that has never been profitable, whose business model has been restructured from time to time, and which continues to have and has significant working capital needs;
●	the possibility of external economic and political factors preventing or delaying the acquisition, development or expansion of real estate projects, or adversely affecting consumer interest in our real estate offerings;
●	changes in external market factors, as they relate to our emerging e-commerce business;
●	changes in the overall performance of the industries in which our various business units operate;
●	changes in business strategies that could be necessitated by market developments as well as economic and political considerations;
●	possible inability to execute the Company’s business strategies due to industry changes or general changes in the economy generally;
●	changes in productivity and reliability of third parties, counterparties, joint venturers, suppliers or contractors; and
●	the success of competitors and the emergence of new competitors.

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

In evaluating the Company, its business and any investment in the Company, readers should carefully consider the following factors:

Risk Factors Summary

●	We face business disruption and related risks resulting from the COVID pandemic, which could have a material adverse effect on our business and results of operations, including, but not limited to, the closure of the Algodon Mansion, operated by our indirectly owned Argentinian subsidiary, The Algodon – Recoleta S.R.L. (“TAR”), and the disruption of the operations of the Algodon Wine Estates, operated by our indirectly owned Argentinian subsidiary, Algodon Wine Estates S.R.L. (“SWE”).
●	Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.
●	The Company is facing and may continue to face significant cost inflation.
●	Revenues are currently insufficient to pay operating expenses and costs which may result in the inability to execute the Company’s business concept.
●	Our level of debt may adversely affect our operations and our ability to pay our debt as it becomes due.
●	We may not be able to continue as a going concern.
●	Adverse developments affecting the financial services industry, such as the failure of Silicon Valley Bank, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.
●	War in the Ukraine may impact the business of the Company and the financial markets in which the Company needs to raise capital.
●	We face significant business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.
●	Economic and political instability in Argentina may adversely and materially affect our business, results of operations and financial condition.
●	Argentina’s economy may not support foreign investment or our business.
●	Argentina has a highly inflationary economy, which may continue to increase our accounting and legal costs.
●	Argentina has in the past discussed nationalizing private businesses.
●	The Company is exposed to the risk of changes in foreign exchange rates.
●	A significant number of our employees are located in Argentina, and any favorable or unfavorable developments in Argentina could have an impact on our results of operations.
●	Argentina’s ability to obtain financing from international markets is limited, which may impair its ability to implement reforms and foster economic growth.
●	The stability of the Argentine banking system is uncertain and the Argentine government may again place currency limitations on withdrawals of funds.
●	Government measures to pre-empt or respond to social unrest may adversely affect the Argentine economy and our business.
●	The Argentine economy could be adversely affected by economic developments in other global markets.
●	The Argentine government may order salary increases to be paid to employees in the private sector, which would increase our operating costs.

●	We are exposed to risks in relation to compliance with anti-corruption and anti-bribery laws and regulations overseas and in the U.S. Although we have internal policies and procedures designed to ensure compliance with applicable anti-corruption and anti-bribery laws and regulations, there can be no assurance that such policies and procedures will be sufficient.
●	The real estate market is uncertain in Argentina and the investment in Argentine real property is subject to economic and political risks.
●	An adverse economic environment for real estate companies such as a credit crisis may adversely impact our results of operations and business prospects significantly.
●	There are limitations on the ability of foreign persons to own Argentinian real property.
●	Our business is subject to extensive domestic and foreign regulation, including regulations and laws imposed by the U.S. and Argentine governments, and additional regulations may be imposed in the future.
●	There may be a lack of liquidity in the underlying real estate.
●	There is limited public information about real estate in Argentina.
●	Our construction projects may be subject to delays in completion due to the COVID-19 pandemic.
●	The Company may be subject to certain losses that are not covered by insurance.
●	The boutique hotel market is highly competitive.
●	The profitability of Algodon Wine Estates will depend on consumer demand for leisure and entertainment.
●	The tourism industry is highly competitive and may affect the success of the Company’s projects.
●	The ability of the Company to operate its businesses may be adversely affected by U.S. and Argentine government regulations.
●	Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business, operations or financial performance, and water scarcity or poor water quality could negatively impact our production costs and capacity.
●	GGI has a limited operating history, no revenue and we may not recognize any revenue from the Gaucho – Buenos Aires™ line of business in the near future.
●	The markets in which we operate, and which plan to operate in are highly competitive, and such competition could cause our business to be unsuccessful.
●	Our business is subject to risks associated with importing products, and the imposition of additional duties and any changes to international trade agreements could have a material adverse effect on our business, results of operations and financial condition.
●	We may not be able to protect our intellectual property rights, which may cause us to incur significant costs.
●	Privacy breaches and other cyber security risks related to our business could negatively affect our reputation, credibility and business.
●	Insiders continue to have substantial control over the Company.
●	The loss of our Chairman, President and Chief Executive Officer could adversely affect the Company’s businesses.
●	Revenues are currently insufficient to pay operating expenses and costs which may result in the inability to execute the Company’s business concept.
●	The Company is dependent upon additional financing which it may not be able to secure in the future and may result in dilution of our stockholders.
●	The Company’s officers and directors are indemnified against certain conduct that may prove costly to defend.
●	Our bylaws designate the federal and state courts of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
●	The Company may not pay dividends on its common stock.

●	Our financial controls and procedures may not be sufficient to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
●	Although we qualify as an emerging growth company, we also qualify as a smaller reporting company and under the smaller reporting company rules we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

Please see Item 1A “Risk Factors” for more details.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and currently intend to rely on the following provisions of the JOBS Act that contain exceptions from disclosure and other requirements that otherwise are applicable to companies that conduct initial public offerings and file periodic reports with the SEC. These provisions include, but are not limited to:

●	being permitted to present only two years of audited financial statements in this prospectus and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic reports and registration statements, including this prospectus;
●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”);
●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, including in this prospectus; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will remain an emerging growth company until:

●	the first to occur of the last day of the fiscal year (i) that follows February 19, 2026, (ii) in which we have total annual gross revenue of at least $1.235 billion or (iii) in which we are deemed to be a “large accelerated filer,” as defined in the Exchange Act, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; or
●	if it occurs before any of the foregoing dates, the date on which we have issued more than $1 billion in non-convertible debt over a three-year period.

We have elected to take advantage of certain of the reduced disclosure obligations in this annual report and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than what you might receive from other public reporting companies in which you hold equity interests.

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

For additional information, see the section titled “Risk Factors — Risks of being an Emerging Growth Company —We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

4

ITEM 1. BUSINESS

The current corporate organizational structure of GGH and how we have operated substantially for the past year appears below:

Recent Business Developments

●	Effective January 1, 2022, fully vaccinated individuals could enter Argentina as tourists without needing to quarantine.

●	On January 25, 2022, at a Special Meeting of the Stockholders of the Company, for purposes of complying with the Nasdaq Exchange Cap rule, the stockholders approved the issuance of up to 1,013,684 shares pursuant to that certain Securities Purchase Agreement, dated November 3, 2021 (the “2021 SPA”). On December 9, 2021, we filed a registration statement on Form S-1 to register up to 1,013,684 shares of our common stock for resale by the investors upon conversion of the notes with an effective date of January 13, 2022.

●	On February 2, 2022, the Company announced it received approval for the masterplan for Algodon Wine Estates’ 4,138 acre luxury wine & wellness development.

●	On February 3, 2022, the Company purchased the domain name Gaucho.com for $34,999 in cash and 1,250 shares of common stock, subject to adjustment. See Item 5 for more information.

●	Also on February 3, 2022, the Company, through its subsidiaries, acquired 100% of Hollywood Burger Argentina S.R.L. (now Gaucho Development S.R.L.), in exchange for issuing 106,952 shares of its common stock to Hollywood Burger Holdings, Inc. See Item 5 for more information.

●	On February 22, 2022, the Company entered into an exchange agreement with the holders of notes pursuant to the 2021 SPA in order to amend and waive the original terms of payment of the notes and provide for payment of interest only beginning February 7, 2022 and on each of March 7, 2022 and April 7, 2022. Beginning on May 7, 2022, the Company will begin paying both principal and interest on a monthly basis. The Company issued the holders warrants to purchase up to an aggregate of 58,334 shares of the Company’s common stock at an exercise price of $21.00. See Item 5 for more information.

●	On February 28, 2022, the Company, holding 79% of the shares of common stock of Gaucho Group, Inc., a Delaware corporation and private company (“GGI”) offered to purchase up the remaining 21% of shares of common stock of GGI in exchange for shares of common stock of the Company. The Company issued 86,899 shares to the minority shareholders of GGI on March 28, 2022. See Item 5 for more information.

●	On March 29, 2022, the Company announced that it acquired the new domain Gaucho.com, and alerted consumers of the change of web address.

●	On April 14, 2022, the Company debuted its home goods line, Gaucho Casa.

●	On April 19, 2022, the Company announced the addition of Southern Glazer’s Wines and Spirits to the wine distribution network of Algodon Fine Wines. Southern Glazer’s Wines and Spirits’ Signature Luxury Wine & Spirits Division is a distribution platform designed to introduce hand-picked and curated fine wines to their customer base.

●	On May 2, 2022, the Company and the holders of notes pursuant to the 2021 SPA entered into a letter agreement pursuant to which the parties agreed parties agreed to reduce the Conversion Price (as defined in the note) from $42.00 to $16.20 for the period beginning May 2, 2022 through May 13, 2022. See Item 5 for more information.

●	On May 12, 2022, the Company and the holders of notes pursuant to the 2021 SPA entered into a letter agreement pursuant to which the parties agreed to reduce the Conversion Price to $11.40 and the Holders have committed to converting up to 4.90% of the outstanding shares of common stock of the Company. See Item 5 for more information.

●	On May 26, 2022, the Company announced the completion of its winery’s multi-year expansion and infrastructure improvement initiative, which resulted in a larger and better equipped facility to produce premium quality, small batch wines. Algodon’s current winery capacity includes 485,000 liters (or approximately 546,000 bottle equivalent), which can be broken down to include tank storage of 280,000 liters, barrel storage of 135,000 storage, and 70,000 liters of bottle storage.

6

●

On June 2, 2022, the Company unveiled its expanded and newly revised masterplan map for Algodon Wine Estates, a 4,138 acre wine, wellness, culinary and sport resort and luxury residential development, in San Rafael, Mendoza, Argentina.

●	On June 7, 2022, we executed a Second Amendment to the Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC (“LVH”) to modify the rules for distributions to the members of LVH, and modify the number, amount and timing of our additional capital contributions to LVH.

●

On June 9, 2022, the Company announced Gaucho – Buenos Aires new Creative Director Lautaro Garcia de la Peña will helm the Company’s line of leather goods, fashion and home décor, and lead Gaucho’s creative team of exciting, young Argentinian design talent.

●

On June 23, 2022, the Company announced that its luxury vineyard development project, Algodon Wine Estates, had received Electrical Masterplan approval by Edemsa, paving the way to proceed with its electrical infrastructure plan for the project’s new luxury hotel and residences, and village lots.

●	On July 1, 2022, the Company and the holders of notes pursuant to the 2021 SPA entered into a letter agreement pursuant to which the parties agreed to reduce the Conversion Price to $3.60 for the Trading Days of July 5, 2022, through and inclusive of September 5, 2022. See Item 5 for more information.

●	On July 12, 2022, GGI opened its U.S. flagship retail space in Miami, Florida, for the sale of fashion, accessories, luxury textiles and home goods.

●	Between July 13, 2022 through August 30, 2022, the Company issued convertible promissory notes in an aggregate amount of $1,727,500. On August 30, 2022, with the requisite stockholder approval, $1,727,500 of principal and $8,252 of interest owed on the notes automatically converted into 454,587 units, each unit consisting of one share and one warrant.

●	Effective as of September 15, 2022, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect the reduction in the number of authorized shares of preferred stock from 11,000,000 shares to 902,670 shares as a result of the previous conversion of the Series A Convertible Preferred into shares of common stock of the Company.

●	On September 22, 2022, the Company entered into an exchange agreement with the holders of notes pursuant to the 2021 SPA in order to waive payment of principal and interest due on each of September 7, 2022 and October 7, 2022 and require that all principal, interest, and fees be paid on the maturity date of November 9, 2022. The Company issued the holders warrants to purchase up to an aggregate of 90,917 shares of the Company’s Common Stock at an exercise price of $3.82.

●	On November 4, 2022, the Company effected a reverse stock split in a ratio of 1 share of common stock for 12 issued shares of common stock, while maintaining its total authorized common stock at 150,000,000 shares.

●	On November 8, 2022, the Company entered into a new Common Stock Purchase Agreement and a Registration Rights Agreement with Tumim Stone Capital LLC for the right to sell to Tumim Stone Capital up to the lesser of (i) $44,308,969.30 worth of newly issued shares of common stock, and (ii) the Exchange Cap (subject to certain conditions and limitations). On the same date, the Company and Tumim terminated the prior Common Stock Purchase Agreement and Registration Rights Agreement entered into as of May 6, 2021.

●	On November 9, 2022, the Company filed its definitive proxy statement in connection with the special meeting of the stockholders set for December 19, 2022.

●	On November 30, 2022, the Company entered into an exchange agreement with the holders of notes pursuant to the 2021 SPA in order to extend the maturity date of the notes from November 9, 2022 to February 9, 2023 and issued the holders warrants to purchase up to an aggregate of 43,814 shares of the Company’s Common Stock at an exercise price of $6.00.

●	On December 12, 2022, we executed a Third Amendment to the Amended and Restated Limited Liability Company Agreement of LVH to extend the outside date for execution of the ground lease from December 31, 2022 to June 30, 2023.

●	On December 14, 2022, the Company and Maria Echevarria, its Chief Financial Officer, entered into an employment agreement to continue to serve as the Company’s Chief Financial Officer, effective January 1, 2022 for a three-year term, subject to automatic renewal of successive one-year periods.

●	On December 19, 2022, at a special meeting of the stockholders of the Company, for purposes of complying with the Nasdaq Exchange Cap rule, the stockholders approved the issuance of up to 1,666,667 shares pursuant to the 2021 SPA and approved the issuance of up to 1,250,000 shares pursuant to the conversion of certain convertible promissory notes. On December 16, 2022, we filed a registration statement on Form S-1 to register up to 1,666,667 shares of our common stock for resale by holders of notes pursuant to the 2021 SPA, which went effective on December 23, 2022.

●	On December 19, 2022, the Company converted promissory notes representing a total of $1,431,500 of principal and $13,817 of interest into 602,255 units consisting of one share of common stock and one warrant to purchase one share of common stock at a conversion price of $2.40 per unit.

●	On December 24, 2022, the Board of Directors of the Company approved the issuance of additional restricted stock units (RSUs) pursuant to the 2018 Equity Incentive Plan effective December 31, 2022 subject to vesting, representing 767,280 shares of common stock of the Company to certain employees, contractors, consultants and advisors in exchange for services to the Company in the fiscal year 2022.

●	On January 9, 2023, the Company entered into a series of promissory notes for gross proceeds of $185,000 bearing interest at 8% per annum. The maturity date is January 9, 2024.

●	On February 2, 2023, the Company and the holders of notes pursuant to the 2021 SPA entered into a fourth letter agreement pursuant to which the parties agreed to reduce the Conversion Price of the Notes to the lower of: (i) the Closing Sale Price on the Trading Day immediately preceding the Conversion Date; and (ii) the average Closing Sale Price of the common stock for the five Trading Days immediately preceding the Conversion Date, beginning on the Trading Day of February 3, 2023.

●	On February 8, 2023, the Company and the holders of notes pursuant to the 2021 SPA entered into a letter agreement pursuant to which the parties agreed to extend the maturity date of the notes from February 9, 2023 to February 28, 2023.

●	On February 10, 2023, the Company sold 591,000 shares of common stock for gross proceeds of $591,000 to accredited investors and warrants to purchase 147,750 shares of common stock at an exercise price of $1.00 per share. The warrants are exercisable for two years from the date of issuance.

●	On February 20, 2023, the Company entered into an exchange agreement with the holders of notes pursuant to the 2021 SPA in order to amend certain provisions of the 2021 SPA and issued the holders warrants to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock at an exercise price of $1.00. See Item 9B for more information.

●	On February 21, 2023, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company will sell to the investor a series of senior secured convertible notes of the Company in the aggregate original principal amount of $5,617,978, and a series of common stock purchase warrants of the Company, which warrants shall be exercisable into an aggregate of 3,377,099 shares of common stock of the Company for a term of three years. The Company received $5,000,000 in proceeds after the original issue discount of 11% on the principal. The Company used the proceeds to repay all principal, interest and fees owing under the 2021 SPA. See Item 9B for more information.

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

Gaucho Buenos Aires brand milestones include:

●	Gaucho - Buenos Aires debuts with its Resort Collection to fashion industry media at Algodon Mansion in Buenos Aires, October 2018;

●	Gaucho - Buenos Aires debuts ecommerce store, March 2019;

●	Gaucho - Buenos Aires (GAUCHO.com) debuts Fall/Winter Collection at Argentine fashion week’s Designers Buenos Aires, March 2019;

●	Gaucho - Buenos Aires celebrates U.S. debut at New York Fashion Week, September 2019;

●	Gaucho announces agreement with Bergen Logistics, a leading fashion logistics and technology solutions provider to provide international order fulfillment, warehousing, and distribution service, October 2019;

●	Gaucho - Bueno Aires launches storefront on Amazon.com, June 2021;

●	Release of The Lucky Bag, in December 2021, an evergreen silhouette to be carried from season to season, intended to serve as a part of Gaucho’s core collection of handbags;

●	Launch of Gaucho’s e-commerce home and living collection Gaucho Casa, February 2022;

●	Gaucho - Buenos Aires presents its Fall 2022 collection at Runway 7 for New York Fashion Week, February 2022;

●	Welcomed new Director of Design Lautaro Garcia de la Peña, in February 2022, to lead Gaucho’s creative team, and as the main designer behind Gaucho’s debut jewelry collection;

●	Launched flagship brick and mortar retail location in Miami Design District in Q3 2022.

Our Products

GGI’s Gaucho – Buenos Aires™ primarily sells what Argentina is well known for: leather goods and accessories, all defining the style, quality, and uniqueness of Argentina.

Gaucho – Buenos Aires’s fully optimized e-commerce platform (www.GAUCHO.com) offers a commercial line of designer clothing, with an emphasis on leather goods accessories, including leather jackets, branded hoodies, t-shirts, polo shirts and ponchos. In the first quarter of 2022, Gaucho launched its home and living décor collection, Gaucho Casa, which challenges traditional lifestyle collections with its luxury textiles and home accessories rooted in the singular spirit of the gaucho aesthetic. Using the highest-quality natural materials ethically sourced from countries that are pioneers in the field of eco production, such as New Zealand, Iceland and, of course, Argentina, each piece within the line embodies the rarefied heritage of Buenos Aires and its deep-rooted connection to artisanship. In the following 18 months, we also anticipate a strategic roll-out introducing other new products such as fragrances, a Gaucho Kids clothing line, and Gaucho Residences as the natural evolution of the brand’s growth.

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

Below are additional marks the Company made filings for in 2021 and 2022:

MAISON GAUCHO – App. No. 90869612 filed August 6, 2021 for:

Class 41 - Casinos; Night club services; Dance club services

Class 43 - Hotel accommodation services; restaurant services; bar services; bar and cocktail lounge services

The application is allowed with a Statement of Use/1st Extension due March 20, 2023

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

The application is currently suspended over an earlier-filed application.

VAMOS SPORT – App. No. 97163672 filed December 9, 2021 for:

Class 3 – Fragrances

The application is allowed with a Statement of Use/1st Extension due March 27, 2023.

GAUCHO FUEGO – App. No. 97182237 filed December 21, 2021 for:

Class 3 – Fragrances

The application is allowed with a Statement of Use/2nd Extension due August 9, 2023.

GAUCHO FIRE – App. No. 97182241 filed December 21, 2021 for:

Class 3 – Fragrances

The application is allowed with a Statement of Use/2nd Extension due August 9, 2023.

GAUCHO BUENOS AIRES – App. No. 97316578 filed March 17, 2022 for:

Class 35 – Online retail store services featuring clothing and clothing accessories, fragrances, jewelry, beverageware and housewares, cutlery, candles, handbags, bags, wallets and credit card cases

The application is currently suspended over an earlier-filed application.

– Reg. No. 6872808 registered October 11, 2022, from App. No. 97316580 filed March 17, 2022 for:

Class 35 – Online retail store services featuring clothing and clothing accessories, fragrances, jewelry, beverageware and housewares, cutlery, candles, handbags and bags, wallets and credit card cases

VAMOS SPORT – App. No. 97326711 filed March 23, 2022 for:

Class 18 – Tote bags; athletic bags; leather tote bags; leather backpacks

The application is currently suspended over an earlier-filed application.

On October 13, 2022, Heard Design, LLC, dba Howler Brothers, filed a Petition to Cancel the Company’s U.S. Registration No. 6043175 for the GAUCHO BUENOS AIRES and Design mark in Classes 18, 25 and 33 with the United States Trademark Trial and Appeal Board. The action was filed after an application the petitioner filed for the mark GAUCHO SNAPSHIRT in Class 25, US Trademark Application No. 90837298, was rejected over the Company’s registration. The parties are in active settlement discussions and the cancellation action remains pending.

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

Popup Shops

Popup shops are a popular trend that can be a low cost means of creating a temporary store front focusing on spreading brand awareness, communicating brand values, collecting customer data, and providing personalized experiences. This can also provide a way for Gaucho – Buenos Aires to build a relationship with customers in person, while driving conversion on more cost-effective digital channels. We envision popup shops in U.S. cities such as Aspen, Austin, Dallas and Houston, Miami, Los Angeles, New York City, Berlin and Barcelona. With popup shops, we can work with local PR companies to get the word out, as these opportunities are typically promoted via direct mail, PR and digital marketing efforts, as well as word of mouth and strategic geographic positioning. We also anticipate installing a popup shop during the summer season in Punta Del Este, Uruguay, which is a popular vacation spot for wealthy Argentines and other Latin Americans.

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

Below is a table showing occupancy data, average daily rate and revenue per available room (“RevPAR”) for Algodon Mansion:

	TAR - Buenos Aires
	USD				ARS
	For the year ended December 31,				For the year ended December 31,
	2021	2022	Δ amount	Δ %	2021	2022	Δ amount	Δ %
Occupancy level	29%	50%	21%	72%	29%	50%	21%	72%
Average daily Rate (ADR)	234	261	27	12%	24,062	36,335	12,273	51%
RevPAR	69	130	61	88%	7,072	18,129	11,057	156%

Occupancy level:	This is a Hotel KPI calculation that shows the percentage of available rooms or beds being sold for a certain period of time.

It is important for hotels to keep track of this data on a daily basis to identify the average daily rate, forecast and apply revenue management.

This ratio increased by 72% which is explained by the re-opening of the international borders in December of 2021 post-Covid closures and restrictions. TAR revenue is highly dependent on international tourism.

Average daily Rate (ADR):	This is a metric widely used in the hospitality industry to indicate the average realized room rental per day.

This is calculated by taking the average revenue earned from rooms and dividing it by the number of rooms sold. It excludes complimentary rooms and rooms occupied by staff.

2022 ADR in USD increased in comparison with previous year from USD 234 to USD 261. The same ratio in ARS has increased by 51% due to the effect of the devaluation of the Argentine peso.

RevPAR:	Revenue per available room (RevPAR) is a performance metric used in the hotel industry. It is calculated by multiplying a hotel’s average daily room rate (ADR) by its occupancy rate.

2022 RevPAR in USD has increased in comparison with previous year from USD 69 to USD 130 due to the increased occupancy rate. The same metric in ARS has increased by 156% due to the effect of the devaluation of the Argentine peso.

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

	AWE - San Rafael
	USD				ARS
	For the year ended December 31,				For the year ended December 31,
	2021	2022	Δ amount	Δ %	2021	2022	Δ amount	Δ %
Occupancy level	56%	41%	-15%	-27%	56%	41%	-15%	-27%
Average daily Rate (ADR)	267	232	-35	-13%	25,628	31,650	6,022	23%
RevPAR	149	94	-55	-37%	14,311	12,859	-1,452	-10%

Occupancy level:	It is a Hotel KPI calculation that shows the percentage of available rooms or beds being sold for a certain period of time.

It is important for hotels to keep track of this data on a daily basis to identify the average daily rate, forecast and apply revenue management.

The occupancy level decreased by 27% due to the reduction of subsidy from Argentina’s Ministry of Tourism for luxury hotels.

Average daily Rate (ADR):	This is a metric widely used in the hospitality industry to indicate the average realized room rental per day.

This is calculated by taking the average revenue earned from rooms and dividing it by the number of rooms sold. It excludes complimentary rooms and rooms occupied by staff.

2022 ADR in USD declined from previous year (USD 267 vs USD 232). The same ratio in ARS increased by 23% due to the effect of the devaluation of the Argentine peso to the USD.

RevPAR:	Revenue per available room (RevPAR) is a performance metric used in the hotel industry. It is calculated by multiplying a hotel’s average daily room rate (ADR) by its occupancy rate.

2022 RevPAR in USD has decreased in comparison with previous year from USD 149 to USD 94 due to the lower occupancy level. However, the same ratio in ARS declined by only 10% as the reduction was compensated by the devaluation of the Argentine peso to the USD.

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

Current Distribution Markets (as of the first quarter of 2023)

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

Markets - scheduled by Seaview for 2023

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

James Galtieri holds the title of Senior Wine Advisor on GGH’s Advisory Board. James is a founding partner and former President/CEO of Pasternak Wine Imports, a renowned national wine importer and distributor, founded in 1988 in partnership with Domaines Barons de Rothschild (Lafite). He maintains an advisory role to Domaines Barons de Rothschild (Lafite), and was the President/CEO at Seaview Imports LLC., a national wine importer (based in New York) covering the U.S. market with high-quality, exclusive wine brands. James has considerable background and experience in wine knowledge and wine market dynamics, and he is specialized in corporate management in the wine & spirit industry.

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

In April 2019, GGH announced that it reached an agreement with Compass Real Estate to market and sell home sites at Algodon Wine Estates. Compass Real Estate (www.compass.com), dubbed “the country’s fastest-growing luxury real estate technology brokerage company” by Forbes Magazine, is set to revamp Algodon Wine Estates’ marketing and global sales initiatives by utilizing its network of 7,000 agents and over 1,000 employees. Compass’ business model has attracted investment capital from Fidelity, Softbank, Goldman Sachs, and several other corporations and individuals. GGH is developing lots for sale to third party builders and is not engaged in any construction activity. To date, fifty-one lots have been sold. The Company has closed on the sale of 35 lots and recorded revenue of approximately $5,752,000. As of December 31, 2022, the Company has approximately $1,184,000 of deposits for pending sales. There are approximately 300 lots that remain unsold as of March 31, 2023.

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

For more information see Items 2 and 5.

Projects and Business Initiatives in Development

GGH’s luxury branded assets include fine experiences through our award-winning wines and exceptional luxury destinations. Our U.S.-based e-commerce website GAUCHO.com is designed to deliver Argentine luxury goods to the U.S. marketplace and elsewhere around the globe. We believe the potential for scale here is particularly significant as Argentina is now making noteworthy re-entry to international trade. With Argentina in the process of re-opening its borders, we believe it is poised to regain its status as a cultural and fashion exporter, and that there may be a sizeable appetite in the U.S. and elsewhere for luxury products that feature a distinctly Argentine point of view. We are excited about the potential for scale here.

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

Available Information

Effective upon the uplist of the Company’s common stock to Nasdaq, we have updated our corporate governance policies. We maintain a website at http://www.gauchogroup.com. The information contained on, or accessible through, our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC. In addition, we maintain our corporate governance documents on our website here: https://ir.gauchoholdings.com/corporate-governance/governance-documents, including:

●	a Code of Business Conduct and Ethics for Directors, Officers and Employees which contains information regarding our whistleblower procedures,
●	our Insider Trading Policy,
●	our Audit Committee Charter,
●	our Compensation Committee Charter,
●	our Nominating and Corporate Governance Committee Charter,
●	our Trading Blackout Policy, and
●	our Related Party Transaction Policy.

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

In accordance with Nasdaq Rules, the Company was provided with an initial period of 180 calendar days, or until January 10, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If at any time before the Compliance Date the closing bid price for the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, the Staff will provide the Company written confirmation of compliance with the Bid Price Requirement.

On November 4, 2022, the Company effected a reverse stock split in the ratio of 1 share of common stock for 12 previously issued shares of common stock and filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”).

On November 21, 2022, the Company received a letter from the Staff of the Nasdaq Stock Market advising that the Company regained compliance with the minimum bid price listing requirements for its shares of common stock and that the matter is now closed.

However, there can be no assurance that the market price of our common stock will remain at the level required for continuing compliance with that requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. Other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and thus jeopardize our ability to meet or maintain the Nasdaq’s minimum bid price requirement.

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

The Company is subject to the Inflation Reduction Act of 2022.

The Inflation Reduction Act of 2022 (the “IRA”) was enacted on August 16, 2022. This bill contains a number of tax-related provisions that are effective after December 31, 2022, including (1) the imposition of a 15% minimum tax on book income for corporations with a 3-year average adjusted book income over $1 billion, and (2) the creation of a 1% excise tax on the value of stock repurchases (net of the value of stock issuances) during the taxable year. Upon initial evaluation, the Company does not expect the IRA to have a material impact on the Company’s financial statements.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

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

The Argentine economy has experienced significant volatility in recent decades, characterized by periods of low or negative GDP growth, high and variable levels of inflation and currency depreciation and devaluation. The economy has experienced high inflation and GDP growth has been sluggish in the last few years. According to the International Monetary Fund’s (IMF) “World Economic Outlook” report dated October 2022, the Argentine Real GDP grew by 4.0 percent in 2022, with a growth of 2.0 percent forecasted for 2023.

In its January 2023 update to the “World Economic Outlook”, the IMF noted that the slowdown in the global economy will affect Argentina as well, based on the tightening policies that are put in place in the country, both tightening monetary policy and the effort to keep down the elevated inflation rate.

In addition, according to the IMF, at an early December 2022 meeting, it estimated that inflation was approximately 95% for 2022 and it further forecasted the inflation rate to increase approximately 60% in 2023.

The operating environment in Argentina continues to be a challenging business environment, including the continuing significant devaluation of Argentina’s currency, high inflation and economic recession. Volatility and declines in the exchange rate are expected in the future, which could have an adverse impact on our Argentine revenues, net earnings, cash flows and net monetary asset position.

On October 27, 2019, Alberto Fernández won the election as President and Cristina Fernández de Kirchner won as Vice President and both took office on December 10, 2019. In December 2022, Vice President Fernández de Kirchner was convicted on corruption charges and sentenced to six years in prison and a lifetime ban from being in office. Argentina’s next presidential and legislative elections will be in October 2023.

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

Economic and Political Risks Specific to Argentina

The Argentinian economy has been characterized by frequent and occasionally extensive intervention by the Argentinian government and by unstable economic cycles. The Argentinian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of Argentina’s economy, and taken other actions which do, or are perceived to weaken the nation’s economy especially as it relates to foreign investors and other overall investment climate. The Argentine peso has devalued significantly against the U.S. dollar, from about 6.1 Argentine pesos per dollar in December 2013 to approximately 198.27 pesos per dollar in February 2023.

In June 24, 2021, the Morgan Stanley Capital International (MSCI) index stated that it would reclassify the Argentina Index from Emerging Markets to Standalone Market status during its November index review. Investors considering an investment in GGH should be mindful of these potential political and financial risks.

Argentina’s economy may not support foreign investment or our business.

Currently there is significant inflation, labor unrest, and currency deflation, in addition to a potential recession brought on by the COVID-19 pandemic. There has also been significant governmental intervention into the Argentine economy, including price controls, foreign currency restrictions, and debt restructuring negotiations. As a result, uncertainty remains as to whether economic growth in Argentina is sustainable and whether foreign investment will be successful. Foreign investment is restricted in aviation, media, and foreign ownership in rural productive lands, bodies of water and areas along borders.

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

As a result of the primary held in August 2019, where Mr. Macri earned only 32% of the vote in primary elections due to voters’ anger over austerity measures, the deep recession and soaring inflation, the peso fell about 17% against the dollar and Argentina’s bonds and stocks plunged. On October 27, 2019, Alberto Fernández won as President of Argentina with Ms.de Kirchner becoming Vice President. In June of 2020, President Fernández announced his plan to nationalize Vicentin SAIC, a major Argentine soybean processor. here is no assurance that any investment in GGH will be safe from government control or nationalization.

Due to the Company’s operations in Argentina, the Company is exposed to the risk of changes in foreign exchange rates.

Due to the international nature of Gaucho Group Holdings’ business, movements in foreign exchange rates may impact the consolidated statements of operations, consolidated balance sheets and cash flows of the Company. Since almost all of the Company’s sales are located in Argentina, the Company’s consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar as compared to Argentina’s currencies. Additionally, movements in the foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity. In October 2020, Argentina’s central bank introduced measures to tighten controls on the movement of foreign currency, which resulted in a decline of the Argentine peso. The Argentine peso is stated at approximately 198.27 Argentine pesos per US dollar as of February 2023.

A significant number of our employees are located in Argentina, and any favorable or unfavorable developments in Argentina could have an impact on our results of operations.

A significant number of our employees are located in Argentina. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.

The Argentine government has historically exercised significant influence over the country’s economy. For example, since September 2019, the Argentine government has enacted a series foreign exchange currency controls. These controls include restrictions on Argentine citizens and Argentinian companies’ abilities to purchase U.S. dollars, transfer money to foreign accounts and make payments of dividends or payments for services by related parties without permission from the Argentine government. These controls have become stricter during the pandemic; currently it is challenging, and at times not possible for citizens in Argentina to formally access the exchange market, and strategies available for the purchase of foreign currency outside of the exchange market are largely cost prohibitive. The increase of the local inflation rates and the local currency devaluation have drastically reduced the purchasing power of our local employees’ salaries, because the purchase of certain goods and services in Argentina remains tied to the market value of the US dollar. In addition, it is possible that the Argentine government may impose additional controls on the foreign exchange market and on capital flows from and into Argentina in response to capital flight or depreciation of the Argentine peso. These restrictions may have a negative effect on the economy and harm our business if imposed in an economic environment where access to local capital is tightly constrained.

Additionally, Argentina’s economy and legal and regulatory framework have at times suffered radical changes, due to significant political influence and uncertainties. Currently, Argentina’s federal government is conducting negotiations with respect to the restructuring of their sovereign debt. Such policies, and the ongoing restructuring negotiations, could destabilize the country and, consequently, its provinces, and adversely affect our business and operating expenses.

Doing business in Argentina poses additional challenges, such as finding and retaining qualified employees, particularly management-level employees, navigating local bureaucracy and infrastructure-related issues and identifying and retaining qualified service providers, among other risks. Among these, the ability to retain employees without the possibility to offer alternatives that enable them to regain their salary value have been particularly challenging, and said difficulties are expected to continue or even increase. Argentina’s fragile economic environment has been challenged by the COVID-19 pandemic. From March 2020 through December 2021, the Argentine government introduced several measures designed to address the COVID-19 pandemic, which resulted in a significant slowdown in economic activity that adversely affected economic growth in 2020 and may continue to adversely affect economic growth in 2023 although this cannot be currently quantified. Furthermore, despite recent enactments of local anti-corruption and anti-bribery legislation in a number of developing markets such as Argentina, it may still be more common than in the United States for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act or similar local anti-bribery laws. In turn, the decrease in investors’ confidence, among other factors, could have a significant adverse impact on the development of the Argentine economy, which could harm our business, results of operations and financial condition. Our commitment to legal compliance could put us at a competitive disadvantage, and any lapses in our compliance could subject us to civil and criminal penalties that could harm our business, results of operations and financial condition.

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

In April of 2016, after settling the litigation, Argentina was able to return to the international debt markets with a $16.5 billion century bond. The attractiveness of a century bond is debatable amongst investment advisers and its impact over the long-term in is this case unknown. In 2017, Argentina engaged in additional sales of bonds on international markets for around $13.4 billion. There can be no assurance that the Argentine government will not default on its obligations under these or any of its bonds if it experiences another economic crisis or has a change in political control. A new default by the Argentine government could lead to a new recession, even higher inflation, restrictions on Argentine companies access to financing and funds, limit the operations of Argentine companies in the international markets, higher unemployment and social unrest, which would negatively affect our financial condition, results of operations and cash flows.In June 2018, the Argentine Government entered into a US$50 billion, 36-month stand-by arrangement with the IMF. This measure was intended to halt the significant depreciation of the peso during the first half of 2018. In December 2018, the IMF completed a second review under the stand-by arrangement and although there were indications that the financial markets in Argentina have stabilized since the end of September 2018 following the adoption of the new monetary policy framework, the IMF noted that external risks are centered around an unanticipated tightening of global financial conditions, which could resurface concerns about Argentina’s ability to meet its large gross financing needs. The IMF also warned that greater than expected inertia in the inflation process may delay the expected easing of monetary policy and generate a greater economic loss during the needed disinflation and that a deeper recession or more persistent inflation could generate a more forceful opposition to the policies underpinning the program and hinder their implementation.

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

In March 2022, the IMF approved a new $44 billion 30-month arrangement that, according to the IMF, sets pragmatic objectives to improve public finances and reduce inflation. In December 2022, the IMF finished a third review of the arrangement with Argentina that will likely lead to the release of $6 billion in funding.

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

In December 2015, newly elected President Mauricio Macri ended the central bank’s support of the peso and removed the currency controls that limited the ability of Argentines to buy dollars, resulting in a 30% devaluation of the Argentine peso. In January 2017, the country lifted the 120-day holding period for incoming funds hoping to increase the flow of money into the country and ease access for tourists, citizens and businesses. However, Argentina is still feeling the impact of removing currency controls and continued experiencing a decrease in the value of the Argentine peso throughout 2023.

In 2020, the Argentine central bank restricted access to dollars, prohibiting private citizens from buying more than $200 in foreign currency per month on the official exchange market. Argentine officials have suggested that they will relax controls when the economy has stabilized, which has not yet happened. These restrictions may have a negative effect on the economy and on our business if imposed in an economic environment where access to local capital is constrained.

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

Boutique Hotel

Algodon Mansion closed to the public for approximately eight months between March 18th and November 11th, 2020 due to the COVID-19 pandemic, which resulted in a decrease in revenues.

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

Historically the Algodon Mansion hotel has operated at a loss. There can be no assurance that the Algodon Mansion hotel will operate at a profit or that the Company will be able to increase revenues or lower the hotel’s overhead cost in the future.

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

Algodon Wine Estates is dependent on demand from leisure and business travelers, which may be seasonal and fluctuate based on numerous factors. Business and leisure travel patterns have been severely disrupted, and remain disrupted as a result of COVID-19. Governments have imposed quarantines and travel restrictions, which have led to a significant decrease in both business and leisure travel. COVID-19 has also negatively impacted the global economy, which will likely result in a decrease in discretionary consumer spending. As a result, the consumer demand for leisure travel will decline. The perception that the pandemic is over may come from the fact that threats of disease and death are considerably diminished, and in that people are seemingly returning to pre-pandemic life. However, the future of the COVID-19 pandemic and its effect on travel is still uncertain. The Company remains cautious that COVID-19 may continue to negatively impact Algodon Wine Estates through 2023 and possibly beyond.

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

Gaucho Group, Inc.

(e-commerce, fashion & leather accessories brand)

Gaucho Group, Inc. (“GGI”) has a limited operating history and no significant revenue and we may not recognize any significant revenue from the Gaucho – Buenos Aires™ line of business in the future.

Though a majority-owned subsidiary of GGH, GGI operates as a standalone business, responsible for its own financing and operations and therefore subject to all the risks inherent in a newly established business venture. GGI began operations in 2019 and has few assets and a limited operating history. It has not yet had any significant sales or been able to confirm that its business model can or will be successful. It has not had any significant revenue from inception through December 31, 2022. Our projections for its growth have been developed internally and may not prove to be accurate. As such, given its start-up status with an unproven business model, there is a substantial risk regarding GGI’s ability to succeed and the risk that neither we nor GGI will recognize revenue in the future from the Gaucho – Buenos Aires™ line of business. The risk of a total loss exists when dealing with start-up companies.

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

As of March 31, 2023, the Company’s directors and executive officers hold the current right to vote approximately 12.0% of the Company’s outstanding common stock. Of this total, 7.0% is owned or controlled, directly or indirectly by Company’s CEO, Scott Mathis. In addition, the Company’s directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Mathis acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm a future market price of the shares by:

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

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares of common stock have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares of common stock and impede their sale in the secondary market.A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

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

On May 6, 2020, the Company received a loan from the SBA pursuant to the PPP enacted by Congress under the CARES Act, resulting in net proceeds of $242,486. To facilitate the PPP Loan, the Company entered into a note payable agreement with Santander Bank, N.A. as the lender. On March 26, 2021, the SBA forgave the PPP Loan in full and will not be taxed on the federal level.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

GGH and its operating subsidiaries currently operate out of the retail space located at 112 N.E. 41st Street, Suite 106, in Miami, Florida to sell its Gaucho – Buenos Aires™ products. On April 8, 2021, GGI entered into a seven-year lease for approximately 1,530 square feet.

The Algodon – Recoleta, SRL (“TAR”) owns a hotel in the Recoleta section of Buenos Aires called Algodon Mansion, located at 1647 Montevideo Street. The hotel is approximately 20,000 square feet and has ten suites, a restaurant, a dining room, and a luxury spa and pool.

Algodon Wine Estates owns and operates a resort property located Ruta Nacional 144 Km 674, Cuadro Benegas, San Rafael (5603) in Argentina which consists of 4,138 acres. The property has a winery, 9-hole golf course (the remaining 9 of 18 holes to be developed in 2024), tennis courts, dining and a hotel.

TAR has guaranteed a loan of $600,000 for the Algodon Mansion and the resort property and the properties are subject to encumbrances.

On February 3, 2022, the Company, through IPG and AWE, acquired 100% of Gaucho Development S.R.L. (“GD”), f/k/a Hollywood Burger Argentina, S.R.L., via a stock purchase agreement dated February 3, 2022 in exchange for 106,952 shares of common stock (approximately $2.4 million) issued to Hollywood Burger Holdings, Inc. GD holds the following properties:

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is presently quoted on Nasdaq effective as of February 16, 2021, and the common stock commenced trading on Nasdaq effective as of February 17, 2021 under the symbol “VINO”. On March 31, 2023, the closing bid price of our common stock on the Nasdaq was $0.96 per share.

On February 16, 2021, the Company effected a 15:1 reverse stock split of the Company’s common stock and on November 4, 2022, the Company effected a further 12:1 reverse stock split of the common stock (the “Reverse Stock Splits”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Splits for all periods presented prior to February 16, 2021 and November 4, 2022, unless otherwise indicated. The following table sets forth the range of high and low bids on a post-split basis as reported on the OTC Markets through February 16, 2021 and as reported on the Nasdaq Capital Market from February 17, 2021 through December 31, 2022. The prices reflect inter-dealer prices, do not include retail mark-ups, markdowns or commissions, and may not necessarily reflect actual transactions.

Fiscal Year 2022	High	Low

First Quarter	$30.96	$15.84
Second Quarter	$33.36	$7.20
Third Quarter	$7.60	$2.40
Fourth Quarter	$3.61	$1.02

Fiscal Year 2021	High	Low

First Quarter	$243.00	$40.56
Second Quarter	$95.76	$40.92
Third Quarter	$57.48	$34.20
Fourth Quarter	$54.24	$24.96

The Company has not declared any dividends with respect to its common stock.

There were approximately 760 holders of record (739 active) of the Company’s common stock as of March 31, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2016 Plan	5,806	$138.60	-
2018 Plan	34,806	76.47	6,141
Equity compensation plans not approved by security holders	-	-	-
Total	40,612	$85.35	6,141

Recent Sales of Unregistered Securities.

The following is a summary of all securities that we have sold in the last year, since January 1, 2022 without registration under the Securities Act of 1933, as amended (the “Securities Act”).

On February 3, 2022, the Company purchased the domain name Gaucho.com for $34,999 in cash and 1,250 shares of common stock, subject to adjustment. The seller was entitled to additional shares of common stock if on August 14, 2022, the closing price per share of the Company’s common stock was less than $31.68 as quoted on a national securities exchange, and the Company shall issue additional shares of common stock so that the value of the total shares issued to the seller collectively has a fair market value of $36,900. On August 15, 2022, the Company issued an additional 7,364 shares of common stock to the seller. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act in connection with the issuance of shares of common stock.

Gaucho Development S.R.L.

Pursuant to a Quota Purchase Agreement dated February 3, 2022, entered into by and between the Company, INVESTPROPERTY GROUP, LLC, a wholly-owned Delaware limited liability company (“IPG”), and Hollywood Burger Holdings, Inc. (“HBH”), IPG purchased 97.65% of the interests in Gaucho Development S.R.L., f/k/a Hollywood Burger Argentina S.R.L. (“GD”) from HBH in exchange for 106,952 shares of common stock of the Company (approximately $2.2 million). Price per share was based on the closing price of $22.40 of the Company’s common stock as traded on Nasdaq on January 14, 2022, the date the Board of Directors of HBH approved the transaction. The remaining 2.35% of GD is held by one of the Company’s other subsidiaries, Algodon Wine Estates S.R.L. The Company completed the acquisition of the interest in GD on February 23, 2022, when it issued a total of 106,952 shares of common stock of the Company to HBH, an accredited investor, pursuant to an exemption from registration under Section 4(a)(2) and/or Rule 506(b) of the Securities Act of 1933, as amended. A Form D was filed with the SEC on February 25, 2022.

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

Acquisition of Gaucho Group, Inc.

As previously reported on our Current Report on Form 8-K filed on March 21, 2022, on February 28, 2022, the Company, and a 79% shareholder owning 20,000,000 shares of common stock of Gaucho Group, Inc., a Delaware corporation and private company (“GGI”) offered to purchase up to 5,266,509 shares of common stock of GGI (the “GGI Shares”) in exchange for an aggregate of approximately 86,899 shares of common stock of the Company (the “Company Shares”), upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Share Exchange and Subscription Agreement (the “Subscription Agreement”) (which, together with the Offer to Purchase, each as may be amended or supplemented from time to time, collectively constitute the “GGI Transaction”). Company management believed it to be in the best interests of the Company to purchase the remaining 21% of the GGI Shares in order to eliminate the administrative time and cost of reporting a minority interest, and because approximately 95% of the GGI stockholders were also stockholders of the Company.

The Company’s CEO, Scott Mathis, is CEO, Chairman of the Board, and a stockholder of GGI. Additionally, the Company’s current CFO, Maria Echevarria, is CFO of GGI; the Company’s current director, Peter Lawrence, and the Company’s former director, Steven Moel, are directors of GGI; and the Company’s current directors, Reuben Cannon and Marc Dumont, own nominal interests in GGI. All directors of GGI are or were directors of the Company. As a result of the foregoing, the GGI Transaction is considered a related party transaction. The stockholders of the Company approved the GGI Transaction on August 26, 2021, with approval by the independent board of directors of the Company on February 8, 2022.

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

As previously reported on our Current Report on Form 8-K as filed with the SEC on March 30, 2022, on March 28, 2022, the Company issued in the aggregate 86,899 shares of its common stock at a price per share of $2.02 to the minority holders of GGI in exchange for the GGI Shares. The GGI Shares were issued pursuant to an exemption from registration under Section 4(a)(2) and/or Rule 506(b) of the Securities Act of 1933, as amended. No general solicitation was used, no commissions were paid, and the Company relied on the exemption from registration available under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the SEC on April 11, 2022.

Equity Line of Credit

On May 6, 2021, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Tumim Stone Capital LLC (“Tumim”).

Pursuant to the Purchase Agreement, the Company requested draw-downs and issued shares of common stock and received gross proceeds of the following in 2022: (i) April 19, 2022, the Company issued 1,409 shares of common stock to Tumim for gross proceeds of $28,185; (ii) on May 11, 2022, the Company issued 3,250 shares of common stock to Tumim for gross proceeds of $39,865; (iii) on May 17, 2022, the Company issued 5,500 shares of common stock to Tumim for gross proceeds of $67,947; (iv) on May 25, 2022, the Company issued 6,973 shares of common stock to Tumim for gross proceeds of $86,434; (v) on May 27, 2022, the Company issued 15,000 shares of common stock to Tumim for gross proceeds of $169,889; and (iii) on June 6, 2022, the Company issued 17,917 shares of common stock to Tumim for gross proceeds of $163,441. No general solicitation was used, and a commission of 8% of the total gross proceeds was paid to Benchmark Investments, Inc. pursuant to the Underwriting Agreement between the Company and Kingswood Capital Markets, a division of Benchmark Investments, Inc., f/k/a EF Hutton, dated February 16, 2021. The Company relied on the exemptions from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the SEC on May 17, 2021 and an amended Form D was filed with the SEC on May 17, 2022.

On November 23, 2021, the Company filed a resale registration statement on Form S-1 to register up to 375,000 shares of our common stock for resale by Tumim. The Form S-1 was declared effective on December 7, 2021 but the Purchase Agreement was terminated on November 8, 2022. See “New Equity Line of Credit” below.

Convertible Promissory Notes

As previously reported on our amended Annual Report on Form 10-K/A filed on May 19, 2022, the Company and certain investors (the “Holders”) entered into that Securities Purchase Agreement, dated as of November 3, 2021 (the “2021 SPA”) and the Company issued to the Holders certain senior secured convertible notes in the aggregate original principal amount of $6,480,000 (each, a “Note” and together with the 2021 SPA, the “2021 Note Documents”).

As previously reported on our Current Report on Form 8-K on March 1, 2022, on February 22, 2022, the Company entered into an exchange agreement (the “Exchange Agreement #1”) with the investors in order to amend and waive certain provisions of the 2021 Note Documents and exchange (the “Exchange” or the “Transaction”) $100 in aggregate principal amount of each of the Notes, on the basis and subject to the terms and conditions set forth in the Exchange Agreement #1, for warrants (the Warrants”) to purchase up to 62,500 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $21.00 (subject to customary adjustment upon subdivision or combination of the common stock).

The Exchange Agreement #1 amends and waives the original terms of payment of the Notes and provides for payment of interest only beginning February 7, 2022 and on each of March 7, 2022 and April 7, 2022. Beginning on May 7, 2022, the Company will begin paying both principal and interest on a monthly basis.

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

As previously reported on our Current Report on May 2, 2022, the Company and the Holders entered into a letter agreement (the “Letter Agreement #1”) pursuant to which the parties agreed to reduce the Conversion Price (as defined in the Note) from $42.00 to $16.20 for the period beginning May 2, 2022 through May 13, 2022 (the “Reduced Price Conversion Period”).

As previously reported on our Current Report as filed with the SEC on May 13, 2022, on May 12, 2022, the Company and the Holders entered into a letter agreement (the “Letter Agreement #2”) pursuant to which the parties agreed to reduce the Conversion Price to $11.40 and the Holders committed to converting principal under the Notes in an amount equal to 4.90% of the outstanding shares of common stock of the Company.

As previously reported on our Current Report on Form 8-K as filed with the SEC on July 5, 2022, on July 1, 2022, the Company and the Holders entered into a third letter agreement (the “Letter Agreement #3”) pursuant to which the parties agreed to reduce the Conversion Price to $3.60 for the Trading Days of July 5, 2022, as defined in the Notes, through and inclusive of September 5, 2022. All conversions are voluntary at the election of the Holder.

On September 22, 2022, the Company and the Holders entered into an exchange agreement (the “Exchange Agreement #2”) with the Holders in order to amend and waive certain provisions of the 2021 Note Documents, as amended and Letter Agreement #3 and exchange (the “Exchange” or the “Transaction”) $100 in aggregate principal amount of each of the Notes, on the basis and subject to the terms and conditions set forth in the Exchange Agreement, for warrants (the “Warrants”) to purchase up to 90,917 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $3.82 (subject to customary adjustment upon subdivision or combination of the common stock).

The Exchange Agreement #2 amends the original terms of payment of the Notes and waives payment of principal and interest due on each of September 7, 2022 and October 7, 2022. All principal, interest, and fees are due on the maturity date of November 9, 2022.

The Warrants are immediately exercisable and may be exercised at any time, and from time to time, on or before the third anniversary of the date of issuance. The Warrant includes a “blocker” provision that, subject to certain exceptions described in the Warrant, prevents the Holders from exercising the Warrant to the extent such exercise would result in the Investors together with certain affiliates beneficially owning in excess of 4.99% of the Common Stock outstanding immediately after giving effect to such exercise.

On November 30, 2022, the Company and the Holders entered into an exchange agreement (the “Exchange Agreement #3”) with the Holders in order to amend and waive certain provisions of the 2021 Note Documents, as amended and exchange (the “Exchange” or the “Transaction”) $100 in aggregate principal amount of each of the Notes, on the basis and subject to the terms and conditions set forth in the Exchange Agreement #3, for warrants to purchase up to 43,814 shares of the Company’s common stock at an exercise price of $2.40 and warrants to purchase up to 43,814 shares of the Company’s common stock at an exercise price of $6.00 (the “Warrants” and with respect to the common stock issuable, the “Warrant Shares”) (subject to customary adjustment upon subdivision or combination of the common stock).

The Exchange Agreement #3 extends the maturity date of the Existing Notes from November 9, 2022 to February 9, 2023 and waives all other payments due until February 9, 2023.

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

On February 2, 2023, the Company and the Holders entered into a fourth letter agreement (the “Letter Agreement #4”) pursuant to which the parties agreed to reduce the Conversion Price of the Notes to the lower of: (i) the Closing Sale Price on the Trading Day immediately preceding the Conversion Date; and (ii) the average Closing Sale Price of the common stock for the five Trading Days immediately preceding the Conversion Date, beginning on the Trading Day of February 3, 2023. Any conversion which occurs shall be voluntary at the election of the Holder. All terms not defined herein refer to the defined terms in the 2021 Note Documents, as amended.

On February 8, 2023, the Company and the Holders entered into a fifth letter agreement (the “Letter Agreement #5”) pursuant to which the parties agreed to extend the Maturity Date of the Notes from February 9, 2023 to February 28, 2023. The Conversion Amount and all outstanding Amortization Amounts and Amortization Redemption Amounts (as defined in the Notes) shall be due and payable in full on the Maturity Date or such earlier date as any such amount shall become due and payable pursuant to the other terms of the Note and/or the Letter Agreement #5. All terms not defined herein refer to the defined terms in the 2021 Note Documents, as amended.

On February 20, 2023, the Company entered into an exchange agreement (the “Exchange Agreement #4”) with the Holders in order to amend certain provisions of the 2021 Note Documents, as amended and exchange (the “Exchange” or the “Transaction”) $100 in aggregate principal amount of each of the Notes, on the basis and subject to the terms and conditions set forth in the Exchange Agreement, for warrants to purchase up to an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.00 (the “Warrants” and with respect to the common stock issuable, the “Warrant Shares”) (subject to customary adjustment upon subdivision or combination of the common stock).

The Warrants are immediately exercisable and may be exercised at any time, and from time to time, on or before the second anniversary of the date of issuance. The Warrants include a “blocker” provision that, subject to certain exceptions described in the Warrants, prevents the Investors from exercising the Warrants to the extent such exercise would result in the Investors together with certain affiliates beneficially owning in excess of 4.99% of the common stock outstanding immediately after giving effect to such exercise.

The 2021 Note Documents, as amended, Exchange Agreement #1, Exchange Agreement #2, Exchange Agreement #3, Exchange Agreement #4, Letter Agreement #1, Letter Agreement #2, Letter Agreement #3, Letter Agreement #4, and Letter Agreement #5 are referred to herein as the Transaction Documents.

During 2022 and pursuant to the Transaction Documents, investors converted the following amounts of principal of the Notes: (i) on May 2, 2022, certain investors converted a total of $234,999 of principal of the Notes and the Company issued 14,507 shares of common stock upon conversion; (ii) on May 6, 2022, one of the investors converted a total of $67,500 of principal of the Notes and the Company issued 4,167 shares of common stock upon conversion; (iii) on May 11, 2022 certain investors converted a total of $54,999 of principal, interest and fees of the Notes and the Company issued 3,395 shares of common stock upon conversion; (iv) on May 13, 2022, certain investors converted a total of $1,165,099 of principal, interest and fees of the Notes and the Company issued 102,202 shares of common stock upon conversion, of which 49,680 were previously issued as pre-delivery shares on November 9, 2021; (v) on July 6, 2022 certain investors converted a total of $200,000 of principal of the Notes and the Company issued 55,556 shares of common stock upon conversion; (vi) on July 7, 2022 certain investors converted a total of $180,000 of principal, interest and fees of the Notes and the Company issued 50,000 shares of common stock upon conversion; (vii) on July 11, 2022 certain investors converted a total of $420,000 of principal of the Notes and the Company issued 116,666 shares of common stock upon conversion; (viii) on July 12, 2022 certain investors converted a total of $248,347 of principal, interest and fees of the Notes and the Company issued 68,984 shares of common stock upon conversion; (ix) on July 13, 2022, certain investors converted a total of $154,301 of principal of the Notes and the Company issued 42,861 shares of common stock upon conversion; (x) on July 21, 2022, certain investors converted a total of $495,000 of principal, interest, and fees of the Notes and the Company issued 137,500 shares of common stock upon conversion; (xi) on July 27, 2022, certain investors converted a total of $150,000 of principal, interest, and fees of the Notes and the Company issued 41,667 shares of common stock upon conversion; (xii) on August 3, 2022, certain investors converted a total of $30,000 of principal of the Notes and the Company issued 8,333 shares of common stock upon conversion; (xiii) on August 4, 2022, certain investors converted a total of $150,000 of principal, interest, and fees of the Notes and the Company issued 41,667 shares of common stock upon conversion; (xiv) on August 11, 2022, certain investors converted a total of $540,000 of principal, interest, and fees of the Notes and the Company issued 150,000 shares of common stock upon conversion; (xv) on August 12, 2022, certain investors converted a total of $240,000 of principal of the Notes and the Company issued 66,666 shares of common stock upon conversion; (xvi) on August 25, 2022, certain investors converted a total of $245,669 of principal, interest, and fees of the Notes and the Company issued 68,241 shares of common stock upon conversion; and (xvii) on August 30, 2022, certain investors converted a total of $148,577 of principal, interest, and fees of the Notes and the Company issued 41,272 shares of common stock upon conversion.

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

On February 21, 2023, the Company used the proceeds from a new convertible promissory note to repay all principal, interest, and fees of $905,428 owing under the Notes. Upon repayment in full, the 2021 Note Documents, as amended were terminated on February 21, 2023. See item 9B for more information.

Gaucho Group, Inc. Options

As reported on our Current Report dated June 24, 2022, on June 24, 2022, the Company issued a total of 183,942 shares of its common stock to certain investors (the “Option Holders”) holding options to purchase common stock of Gaucho Group, Inc., a wholly owned subsidiary of the Company (“GGI”). The Company’s Chief Executive Officer and director, Scott L. Mathis, the Company’s Chief Financial Officer, Maria Echevarria, and certain of the Company’s directors, Steven Moel, Peter Lawrence, and Reuben Cannon, each held options to purchase shares of GGI. As such, the foregoing officers and directors were issued a total of 161,393 shares of common stock of the Company at $7.50 as consideration for the cancellation of their outstanding options to purchase shares of common stock of GGI and 23,053 restricted stock units subject to vesting.

On June 24, 2022, the Company further granted to the Option Holders the right to receive, in the aggregate, up to 26,278 shares of restricted stock units (“RSUs”) subject to vesting, with an aggregate of 13,139 shares vesting on September 18, 2022, and 11,407 shares vesting on December 18, 2022, due to the expiration of a portion of the RSUs. The issuance and grant of the RSUs were made in consideration for the Option Holders’ agreement to cancel their outstanding options to purchase common stock of GGI.

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

At the 2022 AGM, the Company obtained the requisite stockholder approval, and the Investor Notes comprised of $1,727,500 and $8,252 in interest were automatically converted into an aggregate of 454,576 units based on a conversion price of $3.82 – the three-day VWAP of the Company’s common stock beginning on the date that is two days prior to stockholder approval of such conversion at the 2022 AGM. Each warrant issued upon the conversion of the Investor Notes is exercisable at a price of $3.82. For this sale of securities, no general solicitation was used, no commissions were paid, all persons were accredited investors, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on September 13, 2022.

Non-Executive Director Compensation

On June 7, 2022, the Company issued a total of 54,214 shares at $9.684 per share to the non-executive directors of the Company as compensation for service as members of the Board for 2021 and the first half of 2022. For this sale of securities, no general solicitation was used, no commissions were paid, all persons were accredited investors, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on July 28, 2022.

On August 11, 2022, the Board approved the remainder of the compensation for 2022 of the non-executive directors to be paid as follows: (i) issuance of 3,873 restricted stock units for each of the six non-executive directors, vesting on the earlier of December 31, 2022 or termination of service; and (ii) cash payment to be paid no later than January 15, 2022.

On August 30, 2022, the Company, issued an aggregate of 2,568 shares at $9.68 per share to Dr. Steven Moel and Mrs. Edie Rodriguez as compensation for service as members of the Board of Directors for the second half of 2022. At the Company’s annual stockholder meeting held on August 30, 2022, Dr. Moel’s and Mrs. Rodriguez’s terms expired, and neither was re-elected. As a result, Dr. Moel’s and Mrs. Rodriguez’s service as directors terminated effective as of August 30, 2022, and their RSUs vested pro rata as of such date.

For these sales of securities, no general solicitation was used, no commissions were paid, all persons were accredited investors, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on October 3, 2022.

New Equity Line of Credit

As reported on our Current Report on Form 8-K as filed with the SEC on November 9, 2022, on November 8, 2022, the parties terminated the Common Stock Purchase Agreement and Registration Rights Agreement by and between the Company and Tumim Stone Capital LLC, dated May 6, 2021. On the same date, the parties entered into a new Common Stock Purchase Agreement (the “Purchase Agreement”) and Registration Rights Agreement, pursuant to which the Company has the right to sell to Tumim Stone Capital up to the lesser of (i) $44,308,969 of newly issued shares of the Company’s common stock, par value $0.01 per share, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the term of the Purchase Agreement. Sales of common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company and the Company is under no obligation to sell securities pursuant to this arrangement. Shares of common stock may be sold by the Company pursuant to this arrangement over a period of up to 36 months after Commencement (as defined below).

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

In addition, 50% of the proceeds from sales, if any, under the Purchase Agreement will be used to pay down the balance of the 2023 Notes at such time.

EF Hutton, a division of Benchmark Investments, Inc. acted as the exclusive placement agent in connection with the transactions contemplated by the Purchase Agreement, for which the Company will pay to EF Hutton a cash placement fee equal to 8.0% of the amount of the Total Commitment actually paid by Tumim Stone Capital to the Company pursuant to the Purchase Agreement, but not including any amounts of the Total Commitment that are used to pay down the balance of the 2023 Notes.

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

A Form D was filed by the Company on November 21, 2022. The Company also filed a resale registration statement on Form S-1 (File No. 333-268829) registering the resale of up to 1,666,667 shares upon draw downs on the equity line of credit on December 16, 2022, which was declared effective on December 23, 2022.

During the year ended December 31, 2022, the Company sold 10,000 shares for net proceeds of $10,086 under the Purchase Agreement.

Restricted Stock Units

On December 24, 2022, the Board approved the issuance of additional RSUs pursuant to the 2017 Plan effective December 31, 2022 subject to vesting, representing 767,280 shares of common stock of the Company to certain employees, contractors, consultants and advisors in exchange for services to the Company in the fiscal year 2022 with a grant date value per share of $1.16. A third of the RSUs vested on December 31, 2022. Thereafter, one-third of the RSUs will vest on the first anniversary of the date of grant, and the remaining one-third to vest on the second anniversary of the date of grant.

For this sale of securities, no general solicitation was used, no commissions were paid, all persons were accredited investors, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on March 29, 2023.

On February 10, 2023, Gaucho Group Holdings, Inc. (“the Company”) sold 591,104 shares of common stock (the “Shares”) for gross proceeds of $591,000 to accredited investors and warrants to purchase 147,750 shares of common stock at an exercise price of $1.00 per share (the “Warrants”). The Warrants are exercisable for two years from the date of issuance.

For this sale of Shares, Warrants, and shares underlying the Warrants, there was no general solicitation and no commissions paid, all purchasers were accredited investors with a prior relationship with the Company, and the Company is relying on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed on February 22, 2023.

Please refer to Item 9B—Other Information, regarding sales of unregistered securities of the Company in 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Other than as set forth herein or in the Company’s current reports on Form 8-K or quarterly reports on Form 10-Q, there have not been any purchases of equity securities by the Company or its affiliated persons for the year ended December 31, 2022.

Use of Proceeds from Registered Offering

Other than as set forth herein or in the Company’s current reports on Form 8-K or quarterly reports on Form 10-Q, there have not been any proceeds from registered offerings by the Company or its affiliated persons for the year ended December 31, 2022.

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

A 15:1 reverse stock split of the Company’s common stock was effected on February 16, 2021 (the “2021 Reverse Stock Split”). Another 12:1 reverse stock split of the of the Company’s common stock was effected on November 4,2022 (the “2022 Reverse Stock Split”). All share and per share information has been retroactively adjusted as a result of both reverse stock splits for all periods presented, unless otherwise indicated.

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

Recent Developments and Trends

We temporarily closed our hotel, restaurant, winery operations, and golf and tennis operations during 2020 in response to the COVID pandemic. We were able to reopen the Algodon Mansion as of November 11, 2020 with COVID-19 measures implemented. We were able to reopen our winery, golf and tennis facilities with COVID-19 measures implemented. Also due to COVID-19, construction on homes was temporarily halted from March 2020 to September 2020 but has resumed. Since January 1, 2022, fully vaccinated individuals have been able to enter Argentina as tourists without needing to quarantine. The future of the COVID-19 pandemic and its effect on travel is still uncertain. The Company remains cautious that COVID-19 may continue to negatively impact both Algodon Mansion and Algodon Wine Estates through 2023 and possibly beyond.

In the wake of the pandemic, we reduced expenses by terminating our office lease at 135 Fifth Avenue in New York City, and all employees and contractors worked from home. In June 2022, the Company’s leather goods and accessories brand Gaucho – Buenos Aires opened a flagship retail location at 112 NE 41st Street, Suite #106 in Miami, Florida. This location includes a small greenroom utilized by the company’s administrative team as a temporary office space.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. However, doubt has been raised as to the ability of the Company to continue as a going concern. The Company presently has enough cash on hand to sustain its operations on a month-to-month basis, but if the Company is not able to obtain additional sources of capital, it may not have sufficient funds to continue to operate the business for twelve months from the date these financial statements are issued. Since inception, our operations have primarily been funded through proceeds received in equity and debt financings. We believe we have access to capital resources and continue to evaluate additional financing opportunities. There is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds we might raise will enable us to complete our development initiatives or attain profitable operations.

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

On January 25, 2022, at the Special Meeting of the Stockholders of the Company, for purposes of complying with the Nasdaq Exchange Cap rule, the stockholders approved the issuance of up to 1,013,684 shares pursuant to the Securities Purchase Agreement. On January 11, 2022, the Company filed a registration statement on Form S-1 to register up to 1,013,684 shares of our common stock for resale by the Investors upon conversion of the Notes.

In February 2022, the Company’s leather goods and accessories brand, Gaucho – Buenos Aires, debuted its Fall 2022 collection during New York Fashion Week.  This same month the brand announced the appointment of Lautaro Garcia de la Peña as new Creative Director.

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

Also on February 3, 2022, the Company, through its subsidiaries, acquired 100% of Hollywood Burger Argentina S.R.L. (now Gaucho Development S.R.L.), in exchange for issuing 106,952 shares of its common stock to Hollywood Burger Holdings, Inc. See Item 5 for more information.

On February 28, 2022, the Company, holding 79% of the shares of common stock of Gaucho Group, Inc., a Delaware corporation and private company (“GGI”) offered to purchase up to 5,266,509 shares of common stock of GGI (representing the remaining 21% of the shares of common stock of GGI) in exchange for an aggregate of approximately 86,899 shares of common stock of the Company, upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Share Exchange and Subscription Agreement. See Item 5 for more information.

On February 2, 2022, the Company announced it received approval for the masterplan for Algodon Wine Estates’ 4,138 acre luxury wine & wellness development.

On March 29, 2022, the Company announced that it acquired the new domain Gaucho.com, and alerted consumers of the change of web address.

On April 14, 2022, the Company debuted its home goods line, Gaucho Casa.

On April 19, 2022, the Company announced the addition of Southern Glazer’s Wines and Spirits to the wine distribution network of Algodon Fine Wines.  Southern Glazer’s Wines and Spirits’ Signature Luxury Wine & Spirits Division is a distribution platform designed to introduce hand-picked and curated fine wines to their customer base.

On May 26, 2022, the Company announced the completion of its winery’s multi-year expansion and infrastructure improvement initiative, that has resulted in a larger and better equipped facility to produce premium quality, small batch wines.  These improved amenities are expected to drive value and garner further interest in the project’s residential community and lot sales.  The improvements include significant investment into the acquisition of additional stainless steel tanks, new French oak barrels, and the expansion of its winery and wine cave, including: improvements to its microvinification area and wine cellars with stone wall finishings quarried from the local Sierra Pintada Mountains to produce natural temperature control ideal for barrel aging and storage; the addition of new stainless-steel tanks specially created to produce quality small batch wines, a new tasting room lined with wine racks for bottle aging, and featuring a central keystone, iconic and grand in scale, that was hand selected and quarried from the local Sierra Pintada Mountains and serves as a tasting table in the center of the tasting room; a new bottling center with improved technology and machinery, as well as a grand rooftop terrace above the winery offering sweeping vineyard views, intended for wine tastings, special occasions and other social events.  Algodon’s current winery capacity includes 485,000 liters (or approximately 546,000 bottle equivalent), which can be broken down to include tank storage of 280,000 liters, barrel storage of 135,000 storage, and 70,000 liters of bottle storage.

On June 2, 2022, the Company unveiled its expanded and newly revised masterplan map for Algodon Wine Estates, a 4,138 acre wine, wellness, culinary and sport resort and luxury residential development, in San Rafael, Mendoza, Argentina.  The revised masterplan lays the foundation for a potential partnership with a branded name in luxury hospitality to co-develop a proposed 80-room ultra luxury hotel, 40 branded residences and 200 additional lots.  The revised masterplan map can be viewed here:  https://bit.ly/3GClAVc.

On June 7, 2022, we executed a Second Amendment to the Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC (“LVH”) to modify the rules for distributions to the members of LVH, and modify the number, amount and timing of our additional capital contributions to LVH.

On June 9, 2022, the Company announced Gaucho – Buenos Aires new Creative Director Lautaro Garcia de la Peña will helm the Company’s line of leather goods, fashion and home décor, and lead Gaucho’s creative team of exciting, young Argentinian design talent.

On June 23, 2022, the Company announced that its luxury vineyard development project, Algodon Wine Estates, had received Electrical Masterplan approval by Edemsa, paving the way to proceed with its electrical infrastructure plan for the project’s new luxury hotel and residences, and village lots.  Edemsa (Empresa Distribuidora de Electricidad Mendoza S.A.) is an electric power distribution company serving 11 departments in the Argentine province of Mendoza.

On July 12, 2022, the Company celebrated its U.S. flagship’s grand opening at the brand’s new retail space at Miami Design District’s luxury fashion boutiques and shops in Miami, Florida.  Gaucho – Buenos Aires seeks to provide unmatched access to the distinctive Argentinian lifestyle to people across the world, through its covetable fashions, artisanal design, and unparalleled experiences. The retail space at 112 NE 41st Street, Suite #106, serves as Gaucho – Buenos Aires’ flagship store in the United States and lies near widely recognized retail brands such as Off White, Bottega Veneta, Gucci, and Chanel, as well as Tesla, Warby Parker and Rag & Bone.

Between July 13, 2022 through August 30, 2022, the Company issued convertible promissory notes in an aggregate amount of $1,727,500. On August 30, 2022, with the requisite stockholder approval, $1,727,500 of principal and $8,252 of interest owed on the notes automatically converted into 454,587 units, each unit consisting of one share and one warrant.

Effective as of September 15, 2022, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect the reduction in the number of authorized shares of preferred stock from 11,000,000 shares to 902,670 shares as a result of the previous conversion of the Series A Convertible Preferred into shares of common stock of the Company.

On September 22, 2022, the Company entered into an exchange agreement with the holders of notes pursuant to the 2021 SPA in order to waive payment of principal and interest due on each of September 7, 2022 and October 7, 2022 and require that all principal, interest, and fees be paid on the maturity date of November 9, 2022. The Company issued the holders warrants to purchase up to an aggregate of 90,917 shares of the Company’s Common Stock at an exercise price of $3.82.

On November 4, 2022, the Company effected a reverse stock split in a ratio of 1 share of common stock for 12 issued shares of common stock, while maintaining its total authorized common stock at 150,000,000 shares.

On November 8, 2022, the Company entered into a new Common Stock Purchase Agreement and a Registration Rights Agreement with Tumim Stone Capital LLC for the right to sell to Tumim Stone Capital up to the lesser of (i) $44,308,969.30 worth of newly issued shares of common stock, and (ii) the Exchange Cap (subject to certain conditions and limitations).  On the same date, the Company and Tumim terminated the prior Common Stock Purchase Agreement and Registration Rights Agreement entered into as of May 6, 2021.

On November 9, 2022, the Company filed its definitive proxy statement in connection with the special meeting of the stockholders set for December 19, 2022.

On November 30, 2022, the Company entered into an exchange agreement with the holders of notes pursuant to the 2021 SPA in order to extend the maturity date of the notes from November 9, 2022 to February 9, 2023 and issued the holders warrants to purchase up to an aggregate of 43,814 shares of the Company’s Common Stock at an exercise price of $6.00.

On December 12, 2022, we executed a Third Amendment to the Amended and Restated Limited Liability Company Agreement of LVH to extend the outside date for execution of the ground lease from December 31, 2022 to June 30, 2023.

On December 14, 2022, the Company and Maria Echevarria, its Chief Financial Officer, entered into an employment agreement to continue to serve as the Company’s Chief Financial Officer, effective January 1, 2022 for a three-year term, subject to automatic renewal of successive one-year periods.

On December 19, 2022, at a special meeting of the stockholders of the Company, for purposes of complying with the Nasdaq Exchange Cap rule, the stockholders approved the issuance of up to 1,666,667 shares pursuant to the 2021 SPA and approved the issuance of up to 1,250,000 shares pursuant to the conversion of certain convertible promissory notes. On December 16, 2022, we filed a registration statement on Form S-1 to register up to 1,666,667 shares of our common stock for resale by holders of notes pursuant to the 2021 SPA, which went effective on December 23, 2022.

On December 19, 2022, the Company converted promissory notes representing a total of $1,431,500 of principal and $13,817 of interest into 602,255 units consisting of one share of common stock and one warrant to purchase one share of common stock at a conversion price of $2.40 per unit.

On December 24, 2022, the Board of Directors of the Company approved the issuance of additional restricted stock units (RSUs) pursuant to the 2018 Equity Incentive Plan effective December 31, 2022 subject to vesting, representing 767,280 shares of common stock of the Company to certain employees, contractors, consultants and advisors in exchange for services to the Company in the fiscal year 2022.

On January 9, 2023, the Company entered into a series of promissory notes for gross proceeds of $185,000 bearing interest at 8% per annum. The maturity date is January 9, 2024.

On February 2, 2023, the Company and the holders of notes pursuant to the 2021 SPA entered into a fourth letter agreement pursuant to which the parties agreed to reduce the Conversion Price of the Notes to the lower of: (i) the Closing Sale Price on the Trading Day immediately preceding the Conversion Date; and (ii) the average Closing Sale Price of the common stock for the five Trading Days immediately preceding the Conversion Date, beginning on the Trading Day of February 3, 2023.

On February 8, 2023, the Company and the holders of notes pursuant to the 2021 SPA entered into a fifth letter agreement pursuant to which the parties agreed to extend the maturity date of the notes from February 9, 2023 to February 28, 2023.

On February 10, 2023, the Company sold 591,000 shares of common stock (the “Shares”) for gross proceeds of $591,000 to accredited investors and warrants to purchase 147,750 shares of common stock at an exercise price of $1.00 per share (the “Warrants”). The Warrants are exercisable for two years from the date of issuance.

On February 20, 2023, the Company entered into an exchange agreement with the holders of notes pursuant to the 2021 SPA in order to amend certain provisions of the 2021 SPA and issued the holders warrants to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock at an exercise price of $1.00.  See Item 9B for more information.

On February 21, 2023, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company will sell to the investor a series of senior secured convertible notes of the Company in the aggregate original principal amount of $5,617,978, and a series of common stock purchase warrants of the Company, which warrants shall be exercisable into an aggregate of 3,377,099 shares of common stock of the Company for a term of three years. The Company received $5,000,000 in proceeds after the original issue discount of 11% on the principal.  The Company used the proceeds to repay all principal, interest and fees owing under the 2021 SPA.  See Item 9B for more information.

GGH continues pivoting operations to focus primarily on e-commerce sales of our Gaucho—Buenos Aires brand, in addition to our wines which also serve as ambassador to our 4,138-acre wine and real estate development. We believe that the change in focus and ongoing restructuring of our Argentine operations can have a positive impact and overall improvement on our business.

Our goal for 2023 is to focus on actions that can result in immediate revenues, such as e-commerce sales, continued deeding of lots and real estate sales and greater distribution of our wines by supporting our importer and their network partners. Last summer, our leather goods and accessories brand celebrated the incredible milestone of opening our flagship at one of the world’s most renowned luxury shopping malls, the Miami Design District, among the likes of widely recognized luxury retail brands such as Off White, Bottega Veneta, Gucci, and Chanel, and many others. In addition to presenting at the renowned New York Fashion Week, we also launched our line of luxury home goods, among other notable milestones. We look forward to continuing to scale our e-commerce revenue growth with an aggressive marketing campaign, as well the launch of our Resort Collection this summer and a luggage + travel accessories collection.

We have been working hard to hone in on our target audience by testing various digital ad campaigns. Through A/B testing, and market research and analysis, we can better identify our ideal customer demographic. This is an ongoing process, and we have been working to tailor our ad campaigns to better define audiences in the digital landscape that show the highest conversions for online sales. To do this, we use a variety of digital marketing channels, such as social media platforms and search engines, to run targeted ads that appeal to our ideal customer base.

Our efforts to focus on our target audience through testing digital ad campaigns continue. By using data-driven insights to inform our marketing strategies, we believe we can achieve a higher return on investment and better connect with our ideal customers. As we continue to test and refine our digital marketing efforts, we believe can drive growth for our e-commerce businesses.

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

Financings

In 2022 and 2021 we raised, net of repayments, approximately $3,557,000 and $18,945,000 of new capital through the issuance of debt and equity. We used the net proceeds from the closings of these private placement offerings for general working capital, our investment in LVH and for capital expenditures.

During the period from July 13, 2022 through August 30, 2022, the Company issued convertible promissory notes in the aggregate amount of $1,727,500.

During the fourth quarter of 2022, the Company issued additional convertible promissory notes in the aggregate amount of $1,431,500.

In the period preceding November 8, 2022, the Company issued shares under the Securities Purchase Agreement for aggregate net proceeds of $511,346 during the year ended December 31, 2022.

On November 8, 2022, the parties terminated the Securities Purchase Agreement and entered into a new agreement (the “New ELOC”). Under the New ELOC, the Company will have the right to sell to the Underwriter up to the lesser of (i) $44,308,969 of newly issued shares of the Company’s common stock and (ii) the Exchange Cap, as defined, from time to time at a price equal to 95% of the lowest daily VWAP during the three consecutive trading days immediately following the date that the Company provides notice to the Underwriter, directing the Underwriter to purchase shares. The Company is able to sell such shares to the Underwriter over a period of up to 36 months after the date of the Commencement. The Company sold shares under the New ELOC for net proceeds of $10,086 during the year ended December 31, 2022.

Initiatives

We have implemented a number of initiatives designed to expand revenues and control costs. Revenue enhancement initiatives include expanding marketing, investment in additional winery capacity and developing new real estate development revenue sources. Our goal for 2023 is to focus on actions that can result in immediate revenues, such as e-commerce sales, continued deeding of lots and real estate sales and greater distribution of our wines by supporting our importer and their network partners. Cost reduction initiatives include investment in equipment that will decrease our reliance on subcontractors, plus outsourcing and restructuring of certain functions. Our goal is to become more self-sufficient and less dependent on outside financing.

We believe upcoming initiatives for our luxury vineyards estate lot sales program can potentially generate USD 5 million or more in sales in 2023 alone, while our continued build out of the project’s infrastructure (a planned 60-room hotel and spa, that is also slated to include 30-50 residences, and for which we seek to co-brand with a luxury hotel brand) could generate an additional $25 million per year of revenue once complete. With our Masterplan’s addition of 200 more lots, ranging in size from 2.47 acres to 6 acres, we anticipate the potential to generate more than $100 million in revenue.

In the hospitality sector, we have a strategy in place to increase the occupancy and ADR for our hotels in Buenos Aires and Mendoza.

Our e-commerce wine sales in 2022 saw increased sales volume, returning customer rates and online sessions, as well as increased distribution channels in both Argentina and the U.S. Our plans for 2023 and beyond include further increasing our distribution channels, our e-commerce sales and our international markets, such as Argentina’s neighbor Brazil, which is the world’s 3rd largest market for online wine sales.

Gaucho – Buenos Aires e-commerce looks forward to continuing to scale our e-commerce revenue growth with an aggressive marketing campaign, as well the launch of our Resort Collection this summer and a luggage + travel accessories collection. Our digital marketing efforts are a crucial aspect for our brand as we seek to reach a wider audience and boost sales. In order to effectively market Gaucho – Buenos Aires, we intend to focus on various essential digital marketing elements, including the ongoing optimization of our e-commerce website, our social media channels showcasing our products, creating engaging content such as blog posts and videos, running targeted ad campaigns on search engines and social media platforms, and leveraging influencer marketing to promote our products to our target audiences. Additionally, Gaucho – Buenos Aires employs email marketing campaigns to keep our customers engaged and informed about new product launches and sales. By investing in these digital marketing strategies, we believe our brand can effectively reach our target audience, increase brand awareness, and drive sales.

Consolidated Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The following table represents selected items in our consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively:

	For the Years Ended December 31,
	2022	2021

Sales	$1,643,716	$4,915,240
Cost of sales	(1,475,961)	(1,211,799)
Gross profit	167,755	3,703,441
Operating Expenses
Selling and marketing	738,399	580,850
General and administrative	7,961,065	5,389,716
Depreciation and amortization	251,941	145,653
Impairment of investment - related party	7,000,000	-
Total operating expenses	15,951,405	6,116,219
Loss From Operations	(15,783,650)	(2,412,778)

Other Expense (Income)
Interest income	(142,746)	(26,587)
Interest expense	1,694,457	374,685
Forgiveness of PPP loan	-	(242,486)
Loss on extinguishment of debt	2,105,119	-
Inducement expense	3,163,318	-
Other income	(300,000)	(162,500)
(Gains) losses from foreign currency translation	(478,500)	33,128
Total other expense (income)	6,041,648	(23,760)
Net Loss	$(21,825,298)	$(2,389,018)

Overview

We reported net losses of approximately $21.8 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively. The increase in net loss is due to the impairment of investment, inducement expense, loss on extinguishment of debt, an increase in operating expenses and a decline in revenues as discussed in further detail below.

Revenues

Revenues were approximately $1,644,000 and $4,915,000 during the years ended December 31, 2022 and 2021, respectively, reflecting a decrease of approximately $3,271,000 or 67%. The total decrease in sales is primarily due to the decrease in lot sales of approximately $3,955,000 as the Company recognized approximately $185,000 and $4,139,000 in lot sales during the year ended December 31, 2022 and 2021, respectively. The decrease in lot sales was partially offset by increases in hotel, agricultural, clothing, food, wine and other sales of approximately $1,206,000, in the aggregate. The increases in sales in these areas resulted from the easing of COVID restrictions and the Argentine government’s efforts to promote tourism and revitalize local businesses by subsidizing a portion of sales. All other fluctuations are immaterial individually and in the aggregate.

The decrease in revenue is compounded from the impact of approximately $522,000 as the result of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar. The average exchange rate of the Argentina peso increased from 95.0408 for the year ended December 31, 2021 to 130.8427 for the year ended December 31, 2022, which represents an average exchange rate of the Argentine peso to US Dollar of $0.00764.

Total sales from Argentina were approximately ARS $204.5 million during the year ended December 31, 2022 as compared to approximately ARS $498.4 million during the year ended December 31, 2021, reflecting a net decrease of approximately ARS $294 million or 59%. Lot sales revenues were approximately ARS $20.5 million and ARS $430.2 during the years ended December 31, 2022 and 2021, respectively. Hotel, restaurant and event revenues were approximately ARS $118.8 million and ARS $42.7 million during years ended December 31, 2022 and 2021, respectively, representing an increase of approximately ARS $76.1 million, or 179% resulting from the reopening of business operations as COVID-19 restrictions were eased. Argentine winemaking revenues were approximately ARS $24.5 million and ARS $10.9 million during the years ended December 31, 2022 and 2021, respectively, representing an increase of approximately ARS $13.6 million or 124%. Other revenues, including golf, tennis and agricultural revenues, were ARS $40.6 million and ARS $14.6 million during the years ended December 31, 2022 and 2021, respectively, representing an increase of approximately ARS $26 million or 178%, of which approximately ARS $12.5 million represents an increase in agricultural revenues, approximately ARS $12.5 million represents an increase in other revenue, and approximately ARS $1 million represents an increase in golf revenues.

Gross profit

We generated a gross profit of approximately $168,000 for the year ended December 31, 2022 as compared to a gross profit of approximately $3,703,000 for the year ended December 31, 2021, representing a decrease of $3,535,000, or 95% primarily as a result of the decrease in lot sales as described above. The decrease in gross margin from 75% for the year ended December 31, 2021 to 10% for the year ended December 31, 2022 resulted from high margins earned on real estate lot sales which were not repeated in 2022. Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $264,000 from $1,212,000 for the year ended December 31, 2021 to $1,476,000 for the year ended December 31, 2022. Increases in cost of sales are due to an increase of approximately $570,000 in hotel and winemaking costs, approximately $339,000 in agricultural costs, approximately $218,000 in food costs and approximately $104,000 in clothing and other costs, in the aggregate, resulting primarily from increases in related revenues during the year ended December 31, 2022. The aforementioned costs of sales increases were partially offset by a decrease of approximately $460,000 in costs associated with lot sales and a decrease of approximately $507,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Selling and marketing expenses

Selling and marketing expenses were approximately $738,000 and $581,000, for the years ended December 31, 2022 and 2021, respectively, representing an increase of approximately $157,000 or 27%, primarily related to promoting the Company in new markets, as well as advertising and marketing expenses for GGI’s new retail space.

General and administrative expenses

General and administrative expenses were approximately $7,961,000 and $5,390,000 for the years ended December 31, 2022 and 2021, respectively, representing an increase of approximately $2,571,000 or 48%. The increase in general and administrative expenses is primarily attributed to (i) an approximate $831,000 increase in compensation to the Company’s Board of Directors (consisting of approximately $634,000 in stock compensation and approximately $197,000 of cash compensation); (ii) an increase in employee and contractor compensation of approximately $972,000; (iii) an increase of approximately $628,000 in professional and consulting fees; (iv) $217,000 in travel expenses related to investor activity; (v) an increase in occupancy charges of approximately $159,000 in connection with GGI’s new retail space; (vi) an increase in taxes and tax reserve allowances of approximately $121,000; (vii) an increase of approximately $155,000 in regulatory and filing fees; (viii) an increase of approximately $111,000 in delivery fees, and (ix) an increase of approximately $151,000, in the aggregate, in other operating expenses. The increases in general and administrative expenses were partially offset by (x) a decrease in insurance expenses of $177,000, (xi) a decrease in office expenses of approximately $46,000, and (xii) approximately $551,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar. All other fluctuations are immaterial individually and in the aggregate.

Depreciation and amortization expense

Depreciation and amortization expense were approximately $252,000 and $146,000 during the years ended December 31, 2022 and 2021, respectively, representing an increase of approximately $106,000 or 73%, primarily resulting from increases to leasehold improvements in connection with GGI’s retail space in Florida.

Impairment of investment – related party

Impairment of investment – related party expense was $7,000,000 and $0 during the years ended December 31, 2022 and 2021, respectively. The Company holds an equity investment in LVH Holdings which is accounted for at cost, less impairment. During the year ended December 31, 2022, management determined that the future cash flows from this investment are not expected to be sufficient to recover its carrying value. As a result, the Company fully impaired the investment in LVH.

Interest income

Interest income was approximately $143,000 and $27,000 during the years ended December 31, 2022 and 2021, respectively, representing an increase of approximately $116,000 or 430%. The increase is primarily due to the recognition of interest income on mortgages receivable related to the lot sales. Lot sales for 2021 occurred later in the year and the related mortgages receivable were outstanding for the entire fiscal year 2022.

Interest expense

Interest expense was approximately $1,694,000 and $375,000 during the years ended December 31, 2022 and 2021, respectively, representing an increase of approximately $1,319,000 or 352%. The increase is primarily due to (i) an approximate $973,000 increase in amortization of debt discount on convertible notes and (ii) an increase of interest expenses of approximately $383,000 on the outstanding convertible notes, and (iii) approximately $16,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar, partially offset by (iv) a decrease of approximately $53,000 in interest expense paid and payable to the Federal Administration of Public Revenues in Argentine due to renegotiating the payment plan.

Forgiveness of PPP loan

A loan was received from the U.S. Small Business Administration pursuant to the Paycheck Protection Program enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”). On March 26, 2021, the Company was approved for forgiveness on the full amount of the loan.

Loss on extinguishment of debt

On May 12, 2022, the Company entered into a conversion agreement (“Letter Agreement #2”) with the holders of GGH Notes pursuant to which the parties agreed to reduce the conversion price. The reduction in conversion price was accounted for as debt extinguishment. The Company recorded a loss on extinguishment of debt of $2,105,119, which consisted of (i) $421,272 to eliminate the debt discount related to the original debt instrument, plus (ii) $1,683,847, which represented the difference between the previous net carrying amount and the fair value of the modified debt instrument.

Inducement expense

On May 2, 2022, the Company entered into a letter agreement (“Letter Agreement #1”) with the holders of GGH Notes which provided for a reduction of the conversion price for shares of the Company’s common stock. During the period from May 3, 2022 through May 11, 2022, principal, interest and fees were converted into shares of common stock at a the reduced conversion price and the Company recorded inducement expense in the amount of $198,096 as a result of the conversion of debt and interest pursuant to the letter agreement.

During the period from July 7 through August 30, the Company and holders of the GGH Notes entered into another agreement (“Letter Agreement #3”) which provided for a reduced conversion price and the Company recorded inducement expense in the amount of $2,965,222 as a result of the conversion of debt and interest into common shares pursuant to the letter agreement.

Other income

Other income of $300,000 and $162,500 during the year ended December 31, 2022 and 2021, respectively, represents the management fee received from LVH Holdings. The agreement with LVH Holdings was signed in June of 2021 which accounts for the increase of approximately $133,000 in management fees charged.

(Gains) losses from foreign currency translation

The Company recorded gains from foreign currency translation of approximately $479,000 and losses from foreign currency translation of approximately $33,000 during the years ended December 31, 2022 and 2021, respectively. The fluctuation of approximately $512,000 in gains from foreign currency translation is due to the fluctuation in the Argentine peso to United States dollar exchange rates.

Liquidity and Capital Resources

We measure our liquidity in variety of ways, including the following:

	For the Years Ended December 31,
	2022	2021

Cash	$300,185	$3,649,407

Working Capital (Deficiency)	$595,120	$(790,334)

Debt Outstanding	$2,247,780	$6,052,704

Based upon our cash and working capital balances as of December 31, 2022, we require additional equity and/or debt financing to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2022 and 2021, we financed our activities through proceeds derived from debt and equity financings. A significant portion of the funds have been used to fund our investment in LVH, for capital expenditures, and to cover working capital needs and personnel, office expenses and various consulting and professional fees. During the years ended December 31, 2022 and 2021, we have relied primarily on debt and equity offerings to third party independent, accredited investors and related parties to sustain operations. During the year ended December 31, 2022, we received proceeds of approximately $3,159,000 from the issuance of convertible debt and approximately $521,000 from the sale of common stock pursuant to our equity lines of credit.

The proceeds from these financing activities were used to fund our existing operating deficits, legal and accounting expenses associated with being a public company and the general working capital needs of the business. Further, during the year ended December 31, 2022, the Company repaid loans payable and debt obligations in the aggregate amount of approximately $124,000.

As of December 31, 2022, we had cash, working capital and accumulated deficit of approximately $300,000, $595,000 and $117,480,000, respectively. During the years ended December 31, 2022 and 2021, we incurred a net loss of approximately $21,825,000 and $2,389,000, respectively, and used cash in operating activities of approximately $5,700,000 and $6,810,000, respectively. Cash requirements for our current liabilities include approximately $2,582,000 for accounts payable and accrued expenses and approximately $203,000 for operating lease liabilities. Cash requirements for our long-term liabilities include approximately $1,328,000 for operating lease liabilities, approximately $92,000 for loans payable and approximately $1,991,000 of convertible debt obligations. In addition, in the event that LVH enters into a ground lease, we are obligated to make additional capital contributions in the aggregate amount of $28.0 million to LVH pursuant to the LVH LLC Agreement.

On November 8, 2022, we entered into a new equity line of credit agreement (the “New ELOC”) with an underwriter, pursuant to which we will have the ability (but not the obligation) to sell to the underwriter an aggregate of up to the lessor of (i) $44,308,369 of newly issued shares of common stock, and (ii) the Exchange Cap, as defined.

In the period after December 31, 2022 and preceding filing date, the Company sold common stock for $591,000 in proceeds and issued a series of convertible notes for proceeds of $5,000,000. The Company used a portion of the proceeds to repay all principal, interest, and fees owed on the GGH Notes. The Company also entered into a series of promissory notes and raised gross proceeds of $185,000 bearing interest at 8% per annum.

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

Going Concern and Management’s Liquidity Plans

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered substantial recurring losses from operations since inception and operations have primarily been funded through proceeds received in equity and debt financings. These conditions raise substantial doubt that we will be able to continue operations as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Historically, we have been successful in raising funds to support our capital needs. We believe we have access to additional capital resources and continue to evaluate additional financing opportunities. However, if we are unable to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations, liquidate assets and/or seek reorganization under the U.S. bankruptcy code.

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

Sources and Uses of Cash for the Years Ended December 31, 2022 and 2021

Net Cash Used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2022 and 2021, amounted to approximately $5,700,000 and $6,810,000, respectively. During the year ended December 31, 2022, the net cash used in operating activities was primarily attributable to the net loss of approximately $21,825,000, adjusted for approximately $15,056,000 of non-cash expenses and $1,069,000 of cash generated from changes in the levels of operating assets and liabilities. During the year ended December 31, 2021, the net cash used in operating activities was primarily attributable to the net loss of approximately $2,389,000, adjusted for approximately $1,178,000 of non-cash expenses and $5,599,000 of cash used to fund changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2022 and 2021 amounted to approximately $1,971,000 and $8,945,000, respectively. During the year ended December 31, 2022 the net cash used in investing activities was primarily attributable to the purchase of property and equipment of approximately $1,928,000, the purchase of a domain name for approximately $35,000 and cash used for the acquisition of GDS of approximately $8,000. During the year ended December 31, 2021 the net cash used in investing activities was primarily attributable to the purchase of a related party investment of approximately $7,000,000 and the purchase of property and equipment of approximately $1,945,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2022 and 2021 amounted to approximately $3,557,000 and $18,945,000, respectively. For the year ended December 31, 2022, the net cash provided by financing activities resulted from an aggregate of $3,159,000 of proceeds from the issuance of convertible debt, approximately $511,000 of net proceeds from the sale of common stock under the Purchase Agreement, approximately $10,000 of proceeds from sale of common stock under the New ELOC, partially offset by repayments of loans payable of approximately $117,000, and repayments of debt obligations of approximately $7,000. For the year ended December 31, 2021, the net cash provided by financing activities resulted from approximately $7,287,000 of proceeds from underwritten public offering net of offering costs, approximately $6,000,000 of proceeds from convertible debt obligations, approximately $5,135,000 of proceeds from the sale of common stock, approximately $409,000 from proceeds from sale of common stock and warrants, and approximately $1,647,000 from proceeds from exercise of warrants, partially offset by offering costs in connection with convertible debt obligations of approximately $471,000, offering costs in connection with the sale of common stock for cash of approximately $458,000, offering costs in connection with underwritten public offering of approximately $320,000, repayments of loans payable of approximately $185,000, and repayments of debt obligations of approximately $100,000.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information required by paragraph (a)(5) of this Item.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which it relies are reasonably based upon information available to us at the time that it makes these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. Significant estimates and assumptions include the valuation of investments, equity and liability instruments, the value of right-of-use assets and related lease liabilities and reserves associated with the realizability of certain assets. The accounting policies that reflect our more significant estimates and judgments, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, are described below.

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Accounting Officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Accounting Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective as set forth below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the lack of segregation of duties resulting from our small size and testing of the operating effectiveness of the controls.

In light of the material weakness described above, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weakness, our consolidated financial statements for the year ended December 31, 2022 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no material changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LVH Holdings LLC

On June 7, 2022, the Company, through its wholly owned subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”), executed a Second Amendment to the Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC (“LVH”) to modify the rules for distributions to the members of LVH, and modify the number, amount and timing of GVI’s additional capital contributions to LVH.

On December 12, 2022, the Company, through GVI, executed a Third Amendment to the Amended and Restated Limited Liability Company Agreement of LVH to extend the outside date for execution of the ground lease from December 31, 2022 to June 30, 2023.

Stockholder Meetings

On August 30, 2022, the Company held its annual general stockholder meeting at 12:00 p.m. Eastern Time (the “2022 AGM”). A quorum was present for the 2022 AGM.

At the Company’s 2022 AGM, the stockholders: (i) elected two (2) Class I nominees to the board of directors (Reuben Cannon and Marc Dumont) to hold office for a three-year term; (ii) granted the Board of Directors discretion (if necessary to prevent the delisting of the Company’s common stock on Nasdaq) on or before June 30, 2023, to implement a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-twenty (1:20), or anywhere between, while maintaining the number of authorized shares of common stock required for Nasdaq listing; (iii) approved an amendment to the Company’s 2018 Equity Incentive Plan to increase the number of shares authorized for awards under the plan to 25% of our common stock outstanding on a fully diluted basis as of the date of stockholder approval; (iv) approved for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of shares of up to 1,250,000 of the Company’s common stock upon the conversion of convertible promissory notes issued in a private placement pursuant to Rule 506(b) of the Securities Act of 1933, as amended, without giving effect to Rule 5635(d); (v) approved for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of up to 833,333 shares of our common stock pursuant to that certain Securities Purchase Agreement, dated November 3, 2021, those certain senior secured convertible promissory notes dated November 9, 2021, and that certain Registration Rights Agreement, dated November 9, 2021 by and between the Company and certain institutional investors; and (vi) ratified and approved the appointment of Marcum LLP as the Company’s independent registered accounting firm for the year ended December 31, 2022.

The Company virtually convened a 2022 special stockholder meeting (the “Special Meeting”) on December 19, 2022 at 12:00 p.m. Eastern Time. A quorum was present for the Special Meeting.

At the Special Meeting, two proposals were submitted to the stockholders for approval as set forth in the definitive Proxy Statement as filed with the SEC on November 9, 2022. As of the record date, October 31, 2022, a total of 32,994,397 shares of common stock of the Company (2,749,896 shares on a post-split basis) were issued and a total of 32,991,028 shares of common stock (2,749,615 shares on a post-split basis) were outstanding and entitled to vote. The holders of record of 11,578,063 shares of common stock (964,839 shares on a post-split basis) were present in person or represented by proxy at said meeting for a total of 11,578,063 votes entitled to vote at the meeting. Such amount represented 35.10% of the shares entitled to vote at such meeting. All votes are represented on a pre-reverse stock split basis, as the October 31, 2022 record date of the Meeting preceded the November 4, 2022 effective date of the Company’s 1-for-12 reverse stock split.

The Board of Directors of the Company called a special meeting of the stockholders of the Company set for May 8, 2023. At this special meeting, the stockholders will be asked to vote on two proposals: (i) to approve for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance and exercise of shares of our common stock to be issued pursuant to the 2023 Purchase Agreement, 2023 Notes, and 2023 Warrants by and between the Company and an institutional investor; and (ii) to approve for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of up to 4,500,000 shares of our common stock to be issued pursuant to a future shelf registration offering. On March 12, 2023, the Company filed its preliminary proxy with the SEC.

Promissory Notes

On January 9, 2023, the Company entered into a series of promissory notes for gross proceeds of $185,000 bearing interest at 8% per annum. No payments are due until the maturity date, which is January 9, 2024.

Warrant Exercises

On February 2, 2023, the Company issued 38,005 shares of common stock upon the cashless exercise of warrants to certain investors involved with the 2021 Note Documents. On February 3, 2023, the Company issued 13,300 shares of common stock upon the cashless exercise of warrants to one investor involved with the 2021 Note Documents.

New Convertible Promissory Note

On February 21, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Purchase Agreement”) with an institutional investor (the “Initial Closing”), pursuant to which the Company will sell to the investor a series of senior secured convertible notes of the Company in the aggregate original principal amount of $5,617,978 with an original issue discount of 11% (the “2023 Notes”), and a series of common stock purchase warrants of the Company, which warrants shall be exercisable into an aggregate of 3,377,099 shares of common stock of the Company for a term of three years (the “2023 Warrants”). The Company received $5,000,000 in proceeds after the original issue discount of 11% on the principal.

The 2023 Notes are convertible into shares of common stock of the Company at a conversion price of $1.34 (subject to adjustment and a floor price of $0.27). The 2023 Notes are due and payable on the first anniversary of the Issuance Date and bear interest at a rate of 7% per annum, which shall be payable either in cash monthly or by way of inclusion of the interest in the Conversion Amount on each Conversion Date (as defined in the 2023 Notes). The investor is entitled to convert any portion of the outstanding and unpaid Conversion Amount (as defined in the 2023 Notes) at any time or times after the Issuance Date, but we may not effect the conversion of any portion of the 2023 Notes if it would result in any of the investor beneficially owning more than 4.99% of the common stock.

The investor also has an option to enter into an additional promissory note for $5,617,978 and warrants to purchase 3,377,099 shares of common stock, or if certain equity condition are met, the Company may exercise that option (the “Second Closing”) on the same terms as the Initial Closing. The maximum amount of the 2023 Notes therefore, would be $11,235,956 with total 2023 Warrants to purchase 6,754,198 shares of common stock.

Under the applicable rules of The Nasdaq Stock Market LLC (“Nasdaq”), in no event may we issue any shares of common stock upon conversion of the 2023 Notes or otherwise pursuant to the terms of the 2023 Notes if the issuance of such shares of common stock would exceed 19.99% of the shares of the common stock outstanding immediately prior to the execution of the 2023 Purchase Agreement and the 2023 Notes and 2023 Warrants (the “Exchange Cap”), unless we (i) obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) obtain a written opinion from our counsel that such approval is not required. In any event, we may not issue any shares of our common under the 2023 Purchase Agreement or 2023 Notes if such issuance or sale would breach any applicable rules or regulations of the Nasdaq.

The 2023 Notes will rank senior to all outstanding and future indebtedness of the Company and its subsidiaries, and will be secured by (i) a security interest in all of the existing and future assets of the Company, as evidenced by the Security and Pledge Agreement entered into between the Company and the investor (the “2023 Security Agreement”; and (ii) a pledge of shares of common stock of the Company held by Scott L. Mathis, President and CEO of the Company, and other entities managed by him, as evidenced by the stockholder pledge agreements entered into between the Company, Mr. Mathis and his entities, and the investor.

In connection with the foregoing, the Company also entered into a Registration Rights Agreement with the investor (the “2023 Registration Rights Agreement”), pursuant to which the Company has agreed to provide certain registration rights with respect to the Registrable Securities (as defined in the 2023 Registration Rights Agreement) under the Securities Act of 1933 (the “1933 Act”) and the rules and regulation promulgated thereunder, and applicable state securities laws. The 2023 Purchase Agreement and the 2023 Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

EF Hutton, division of Benchmark Investments, Inc. (“EF Hutton”) acted as the exclusive placement agent in connection with the transactions contemplated by the Purchase Agreement, for which the Company will pay to EF Hutton a cash placement fee equal to 6.0% of the amount of capital raised, invested or committed under the 2023 Purchase Agreement and Notes.

The shares of common stock that have been and may be issued under the 2023 Purchase Agreement, 2023 Notes, and 2023 Warrants are being offered and sold in a transaction exempt from registration under the 1933 Act, in reliance on Section 4(a)(2) thereof and/or Rule 506(b) of Regulation D thereunder. The investor represented that it is an “accredited investor,” as defined in Regulation D, and are acquiring such shares under the 2023 Purchase Agreement for investment purposes only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Accordingly, the shares of common stock that have been and may be issued to the investor under the 2023 Purchase Agreement have not been registered under the 1933 Act or any applicable state securities laws and may not be offered or sold in the United States absent registration or an exemption from registration under the 1933 Act and any applicable state securities laws. The Company filed a Form D with the SEC on March 3, 2023.

During 2023 and pursuant to the 2021 Note Documents, investors converted the following amounts of principal of the 2021 Notes: (i) on February 3, 2023, one investor converted a total of $747,102 of principal and interest of the 2021 Notes and the Company issued 416,667 shares of common stock upon conversion; (ii) on February 6, 2023, certain investors converted a total of $179,864 of principal of the 2021 Notes and the Company issued 86,250 shares of common stock upon conversion; (iii) on February 13, 2022, certain investors converted a total of $335,200 of principal and interest of the 2021 Notes and the Company issued 230,000 shares of common stock upon conversion; and on (iv) on February 15, 2023, certain investors converted a total of $148,353 of principal and interest of the 2021 Notes and the Company issued 100,416 shares of common stock upon conversion.

For the full description of the 2021 Note Documents, please refer to our Current Reports on Forms 8-K and the exhibits attached thereto as filed with the SEC on November 8, 2021, March 1, 2022, May 2, 2022, May 13, 2022, July 5, 2022, September 23, 2022, December 1, 2022, February 3, 2023, February 8, 2023, and February 21, 2023.

On February 21, 2023, the Company used the proceeds from the 2023 Purchase Agreement to repay all principal, interest, and fees of $905,428 owing under the 2021 Notes. Upon repayment in full, the 2021 Note Documents were terminated on February 21, 2023.

New Equity Line of Credit

Pursuant to the Purchase Agreement with Tumim Capital dated November 8, 2022, the Company requested draw-downs and issued shares of common stock and received gross proceeds of the following in 2023: (i) January 4, 2023, the Company issued 7,500 shares of common stock to Tumim for gross proceeds of $8,734; (ii) on January 9, 2023, the Company issued 7,300 shares of common stock to Tumim for gross proceeds of $8,329; (iii) on January 23, the Company issued 6,700 shares of common stock to Tumim for gross proceeds of $7,949; (iv) on January 30, 2023, the Company issued 6,852 shares of common stock to Tumim for gross proceeds of $7,952; (v) on February 3, 2023, the Company issued 59,357 shares of common stock to Tumim for gross proceeds of $131,437; (vi) on February 8, 2023, the Company issued 63,000 shares of common stock to Tumim for gross proceeds of $98,034; (vii) on February 22, 2023, the Company issued 68,378 shares of common stock to Tumim for gross proceeds of $71,695; (viii) on March 1, 2023, the Company issued 55,983 shares of common stock to Tumim for gross proceeds of $58,093; (ix) on March 6, 2023, the Company issued 57,968 shares of common stock to Tumim for gross proceeds of $59,701; and (x) on March 14, 2023, the Company issued 31,392 shares of common stock to Tumim for gross proceeds of $31,371. No general solicitation was used, and a commission of 8% of the total gross proceeds was paid to Benchmark Investments, Inc. pursuant to the Underwriting Agreement between the Company and Kingswood Capital Markets, a division of Benchmark Investments, Inc., f/k/a EF Hutton, dated February 16, 2021. The Company relied on the exemptions from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the SEC on November 21, 2022.

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

Name	Age	Entity	Title	Year Appointed
Scott L. Mathis	60	GGH	Chairman, Class III Director, Chief Executive Officer, President	April 1999
		TAR	General Manager (1)	December 2007
		APII	General Manager (1)	March 2009
		AWE	General Manager (1)	July 2007
		GGI	Chairman, Chief Executive Officer, President	September 2016

Maria I. Echevarria	43	GGH	Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Compliance Officer	April 2015
		AEU	Chief Financial Officer	April 2015
		GGI	Chief Financial Officer, Treasurer and Secretary	January 2017

Sergio O. Manzur Odstrcil	53	TAR	Chief Financial Officer, Chief Operating Officer (2)	March 2011
		APII	Chief Financial Officer	March 2011
		AWE	Chief Financial Officer, Chief Operating Officer (2)	September 2010

Peter J.L. Lawrence	89	GGH	Class II Director	April 1999
		AEU	Director	November 2009
		GGI	Director	November 2018
Reuben Cannon	77	GGH	Class I Director	July 2020

Marc Dumont	79	GGH	Class I Director	February 2021

William Allen	63	GGH	Class III Director	April 2021

Edie Rodriguez	61	GGH	Class I Director(3)	February 2021

Steven A. Moel	79	GGH	Class I Director(3)	April 2019
		GGI	Director	November 2018

(1)	Translation of Argentine statutory corporate office.
(2)	Mr. Manzur Odstrcil was appointed Chief Operating Officer of TAR and AWE on April 11, 2015.
(3)	Ms. Rodriguez and Mr. Moel did not stand for re-election at the 2022 Annual General Stockholder Meeting on August 30, 2022 and their term ended on the same day.

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

Ms. Rodriquez is an Advisory Board Member for The Retail Summit, advising on the convergence of technology, digital disruption, hospitality, corporate social responsibility and global luxury experiences. She has completed Wharton Business School’s Executive Management Program, Boards that Lead, Stanford University’s Executive Management Program, Finance for C-Suite Executives, Harvard Business School Women’s Leadership Forum and holds a Bachelor of Science Degree from Nova Southeastern University. The Company believes Ms. Rodriguez is uniquely qualified to serve as a director of the Company because of her previous experience as Chairwomen of one of the top luxury cruise lines in the world, for her experience in the industries of international luxury travel and hospitality, and for her diverse experience member of the board of directors and board of advisors for multiple companies, as well as for her committee membership for The KSA Public Investment Fund (PIF), which is the sovereign wealth fund of Saudi Arabia and among the largest sovereign wealth funds in the world with total estimated assets of $382 billion.

Steven A. Moel, M.D., J.D. Dr. Moel began served as a director of GGH from April 2019 through August 30, 2022, and has served as a director of GGI as of November 2018. Previously, Dr. Moel served as a Senior Business Advisor for GGH. Dr. Moel is a medical doctor and licensed attorney (currently inactive). Dr. Moel had a private legal practice as a business and transactional attorney and is a member of the California and American Bar Associations and has served as legal counsel to many corporations. The Board has determined that he would be a valuable member of the Board due to his extensive and broad experience and knowledge in business. In addition to serving as a member of the Company’s Board of Advisors, Dr. Moel is presently a member of the board of directors of Hollywood Burger Holdings, Inc., a related party to the Company (International Fast Food Restaurants).

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

Term of Office

At the Company’s 2022 annual general stockholders’ meeting on August 30, 2022, Dr. Moel and Ms. Rodriguez did not stand for re-election and Mr. Cannon and Mr. Dumont were both re-elected as Class I directors (their terms expiring at the Company’s 2025 annual meeting of stockholders). On July 1, 2022, the Board of Directors of the Company approved a decrease in the number of directors on the board from seven to five, effective August 30, 2022. The following additional directors continue to serve the Company: Mr. Lawrence as a Class II director (his term expires at the Company’s 2024 annual meeting of stockholders) and Mr. Mathis and Mr. Allen as Class III directors (their terms expire at the Company’s 2023 annual meeting of stockholders). All directors will hold office until such director’s term has expired and until such director’s successor is elected and qualified or until such director’s earlier resignation or removal.

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

Audit Committee

The Board of Directors established the Audit Committee on April 15, 2015 and revised the charter as of March 25, 2021. Effective upon the uplisting of our common stock to Nasdaq on February 16, 2021, our Audit Committee charter complies with Section 3(a)(58)(A) of the Exchange Act and Nasdaq Rule 5605. The Audit Committee was established to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. As of August 30, 2022, Dr. Moel stepped down as chair of the Audit Committee, and the members of our Audit Committee are Mr. Dumont, (chairperson) and Messrs. Lawrence and Cannon. The Board of Directors determined that Messrs. Dumont, Lawrence, and Cannon are all independent under SEC Rule 10A-3(b)(1) and Nasdaq Rule 5605(a)(2). The Board has determined that all current members of the Audit Committee are “financially literate” as interpreted by the Board in its business judgment. No members of the Audit Committee have been qualified as an audit committee financial expert, as defined in the applicable rules of the SEC because the Board believes that the Company’s status as a smaller reporting company does not require expertise beyond financial literacy.

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

Nominating Committee

On June 15, 2022, the Board approved the creation of a nominating committee of the Board and appointed Reuben Cannon as Chairperson of the committee, with additional members Peter Lawrence and Marc Dumont. All three members of the committee are considered independent in compliance with Nasdaq Rules 5065(a) and (e). The committee was established to carry out the responsibilities delegated by the Board relating to the Company’s director nominations process and procedures, developing and maintaining the Company’s corporate governance policies, and any related matters required by the applicable federal and state securities laws. On June 22, 2022, the Board approved and adopted a Charter of the Nominating and Corporate Governance Committee to govern its membership and purpose.

Compensation Committee

The Board of Directors established the Compensation Committee effective upon the uplisting of our common stock to Nasdaq and amended the Compensation Committee’s charter effective March 25, 2021. In reliance on the exemption provided pursuant to Nasdaq Rule 5605(d)(2)(B), the Compensation Committee consists of three independent directors and one non-independent director, all of whom are all non-employee directors for purposes of Rule 16b-3 of the Exchange Act. As of August 30, 2022, Ms. Rodriguez is no longer chairperson and the members of our Compensation Committee are Mr. Cannon (chairperson), and Messrs. Dumont, Lawrence, and Allen.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for our named executive officers, the compensation earned in the years ended December 31, 2022 and 2021:

	Summary Compensation Table for Executive Officers
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Scott L. Mathis(1)	2022	479,651	287,790	188,825	-	-	956,266
Chairman of the Board and Chief Executive Officer	2021	479,651	163,000	-	-	-	642,651

Maria I Echevarria(3)	2022	230,000	92,000	58,000	-	-	380,000
Chief Financial Officer and Chief Operating Officer	2021	180,000	100,000	-	-	-	280,000

(1)	On September 28, 2015, we entered into a new employment agreement with Scott Mathis, our CEO (the “Employment Agreement”). Among other things, the agreement provides for a three-year term of employment at an annual salary of $401,700 (subject to a 3% cost-of-living adjustment per year), bonus eligibility, paid vacation and specified business expense reimbursements. The agreement sets limits on the Mr. Mathis’ annual sales of GGH common stock. Mr. Mathis is subject to a covenant not to compete during the term of the agreement and following his termination for any reason, for a period of twelve months. Upon a change of control (as defined by the agreement), all of Mr. Mathis’ outstanding equity-based awards will vest in full and his employment term resets to two years from the date of the change of control. Following Mr. Mathis’s termination for any reason, Mr. Mathis is prohibited from soliciting Company clients or employees for one year and disclosing any confidential information of GGH for a period of two years. The agreement may be terminated by the Company for cause or by the CEO for good reason, in accordance with the terms of the agreement. The agreement, as amended by independent members of the Board of Directors, expires on December 31, 2022. All other terms of the agreement remain the same.

(2)	Represents the grant date fair value of 162,780 restricted stock units awarded to the CEO and 50,000 restricted stock units awarded to the CFO on December 31, 2022 by the Board of Directors pursuant to the 2018 Equity Incentive Plan. The shares awarded are subject to vesting in exchange for services performed in fiscal year 2022. A third of the restricted stock units vested immediately on the grant date, December 31, 2022, and a third will vest on each of the following anniversaries, December 31, 2023 and 2024, respectively.

(3)	On December 14, 2022, we entered into a new employment agreement with Maria Echevarria, the Company’s CFO, effective January 1, 2022 for a two-year term to expire on December 31, 2024. The agreement provides an annual base salary of $230,000 in 2022, $250,000 in 2023 and $275,000 for 2024, annual bonus eligibility, paid vacation and specified business expense reimbursements. Following termination for any reason, the employee is prohibited from soliciting Company clients or employees for one year and disclosing any confidential information of GGH for a period of two years. The agreement may be terminated by the Company for cause or by the CFO for good reason, in accordance with the terms of the agreement. The agreement expires on December 31, 2024. Thereafter, the agreement will automtically renew for one-year terms unless either party terminates the agreement with prior notice.

Outstanding Equity Awards at Fiscal Year End

The following table provides information as to option and restricted stock awards on a post-split basis granted by the Company and held by each of the named executive officers of GGH as of December 31, 2022.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)
Scott L. Mathis	5,556	(1)	-	(1)	138.60	02-14-2023	-	(1)	-
	4,028	(2)	-	(2)	97.08	09-20-2023	-	(2)	-
	2,344	(3)	156	(3)	69.36	01-31-2024	-	(3)	-
	9,976	(4)	2,301	(4)	69.36	07-07-2024	-	(4)	-
							108,520	(5)	125,883
Maria I. Echevarria	139	(6)	-	(6)	138.60	02-14-2023	-	(6)	-
	167	(7)	-	(7)	97.08	09-20-2023	-	(7)	-
	391	(8)	25	(8)	69.36	01-31-2024	-	(8)	-
	702	(9)	161	(9)	69.36	07-07-2024	-	(9)	-
							33,333	(10)	38,666

(1)	On February 14, 2018, Mr. Mathis was granted an option to acquire 5,556 shares of the Company’s common stock, of which 1,389 shares underlying the option vested on February 14, 2019, and 347 shares vest every three months thereafter.

(2)	On September 20, 2018, Mr. Mathis was granted an option to acquire 4,028 shares of the Company’s common stock, of which 1,007 shares underlying the option vested on September 20, 2019, and 252 shares vest every three months thereafter.

(3)	On January 31, 2019, Mr. Mathis was granted an option to acquire 2,500 shares of the Company’s common stock, of which 628 shares underlying the option vested on January 31, 2020, and 156 shares vest every three months thereafter.

(4)	On July 8, 2019, Mr. Mathis was granted an option to acquire 12,277 shares of the Company’s common stock, of which 3,073 shares underlying the option vested on July 8, 2020, and 767 shares vest every three months thereafter.

(5)	On December 31, 2023, Mr. Mathis was granted a restricted stock unit to acquire 162,780 shares of the Company’s common stock, of which 54,260 shares underlying the RSU vested on December 31, 2023, and 54,260 shares vest on the first and second anniversaries of the date of grant.

(6)	On February 14, 2018, Ms. Echevarria was granted an option to acquire 139 shares of the Company’s common stock, of which 35 shares underlying the option vested on December 17, 2018, and 9 shares vest every three months thereafter, with 5 shares vesting on February 14, 2022.

(7)	On September 20, 2018, Ms. Echevarria was granted an option to acquire 167 shares of the Company’s common stock, of which 42 shares underlying the option vested on September 20, 2019, and 11 shares vest every three months thereafter, with 4 shares vesting on September 20, 2022.

(8)	On January 31, 2019, Ms. Echevarria was granted an option to acquire 417 shares of the Company’s common stock, of which 105 shares underlying the option vested on January 31, 2020, and 26 shares vest every three months thereafter.

(9)	On July 8, 2019, Ms. Echevarria was granted an option to acquire 861 shares of the Company’s common stock, of which 216 shares underlying the option vested on January 31, 2020, and 54 shares vest every three months thereafter, with 51 shares vesting on July 8, 2023.

(10)	On December 31, 2023, Ms. Echevarria was granted a restricted stock unit to acquire 50,000 shares of the Company’s common stock, of which 16,667 shares underlying the RSU vested on December 31, 2023, and 16,667 shares vest on December 31, 2023 and 16,666 vest on December 31, 2024.

Director Compensation

The following table sets forth compensation received by our non-employee directors:

		Director Compensation
		Fees Earned or Paid in Cash	Bonus	Stock Awards(1)	Option Awards	Total
	Year	($)	($)	($)	($)	($)
Peter Lawrence (3)	2022	34,167	-	105,623	-	139,790
	2021	-	-	-	-	-
Steven A. Moel (2)	2022	28,473	-	105,623	-	134,096
	2021	-	-	-	-	-
Reuben Cannon (4)	2022	36,500	-	105,623	-	142,123
	2021	-	-	-	-	-
Marc Dumont (5)	2022	36,667	-	105,623	-	142,290
	2021	-	-	-	-	-
Edie Rodriguez (2)	2022	27,973	-	105,623	-	133,596
	2021	-	-	-	-	-
William Allen (6)	2022	33,500	-	105,623	-	139,123
	2021	-	-	-	-	-

(1)	Represents the aggregate grant date fair value of 5,164 restricted stock units granted to each director as compensation for fiscal year 2021, 3,873 restricted stock units granted to each director for the first half of 2022 on June 7, 2022 and 3,873 restricted stock units granted to each director on August 11, 2022 as compensation for the second half of fiscal year 2022.
(2)	At the Company’s annual stockholder meeting held on August 30, 2022, Dr. Moel’s and Mrs. Rodriguez’s terms expired, and neither was re-elected. As a result, Dr. Moel’s and Mrs. Rodriguez’s service as directors terminated and each director was paid approximately $4,144 in fees and awarded 1,284 shares on a pro-rata basis for the $12,500 in base cash compensation and 3,873 restricted stock units awarded as compensation for the second half of fiscal year 2022.
(3)	As of December 31, 2022, Mr. Lawrence held options to acquire 2,778 shares of the Company’s common stock, of which 2,363 were vested and exercisable.
(4)	As of December 31, 2022, Mr. Cannon held options to acquire 639 shares of the Company’s common stock, of which 397 were vested and exercisable.
(5)	As of December 31, 2022, Mr. Dumont held options to acquire 834 shares of the Company’s common stock, of which 575 were vested and exercisable.
(6)	As of December 31, 2022, Mr. Allen held no options to acquire shares of the Company’s common stock.

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

On July 27, 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by the Company’s shareholders on September 28, 2018. The 2018 Plan provides for grants for the purchase of up to an aggregate of 8,334 including incentive and non-qualified stock options, restricted and unrestricted stock, loans and grants, and performance awards. The number of shares available under the 2018 Plan will automatically increase on January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. Further, any shares subject to an award issued under the 2018 Plan, the 2016 Plan or the 2008 Plan that are canceled, forfeited or expired shall be added to the total number of shares available under the 2018 Plan.

On July 8, 2019, the stockholders approved an increase in the number of shares available for awards under the 2018 Plan to 22,999, plus an increase every January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. Subsequently on July 8, 2019, the Board of Directors approved an increase in the number of shares available for awards under the 2018 Plan to 33,039 plus an increase every January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis.

On August 26, 2021, the stockholders approved an increase in the number of shares available for awards under the 2018 Plan to 147,811, representing 15% of our common stock outstanding on a fully diluted basis as of the August 26, 2021.

On August 30, 2022, the stockholders approved the increase of the number of shares authorized to be awarded under the 2018 Equity Incentive Plan to 25% of the Company’s common stock outstanding on a fully diluted basis as of the date of stockholder approval, which was 848,033 shares. As of December 31, 2022, the number of shares of GGH’s common stock available for issuance under the 2018 Equity Incentive Plan is 6,141 shares.

On January 1, 2023, the number of shares available was increased by 160,095 shares pursuant to the automatic annual increase of 2.5% of the total number of shares outstanding on a fully diluted basis.

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

Participants in the 2018 Plan consist of Eligible Persons, who are employees, officers, consultants, advisors, independent contractors, or directors providing services to the Company or any affiliate of the Company as determined by the committee; however, incentive stock options may only be granted to employees of the Company.Awards remain exercisable for a period of six months (but no longer than the original term of the award) after a participant ceases to be an employee or the consulting services are terminated due to death or disability. All restricted stock held by the participant becomes free of all restrictions, and any payment or benefit under a performance award is forfeited and cancelled at time of termination unless the participant is irrevocably entitled to such award at the time of termination, where termination results from death or disability. Termination of service as a result of anything other than death or disability results in the award remaining exercisable for a period of one month (but no longer than the original term of the award) after termination and any payment or benefit under a performance award is forfeited and cancelled at time of termination unless the participant is irrevocably entitled to such award at the time of termination. All restricted stock held by the participant becomes free of all restrictions unless the participant voluntarily resigns or is terminated for cause, in which event the restricted stock is transferred back to the Company.

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

During 2022, no options to purchase shares of GGI common stock were forfeited upon the termination of employees or consultants.

On June 22, 2022, a total of 5,502,500 options for the purchase of GGI common stock were exchanged for 183,942 vested shares of GGH common stock and 26,278 restricted stock units vesting through December 18, 2022.

As of December 31, 2022, no options remain outstanding under the 2018 Gaucho Plan. While the 2018 Gaucho Plan is still in effect, GGI plans to terminate the 2018 Gaucho Plan as a result of the acquisition by the Company of the remaining 21% interest in GGI in March 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 31, 2023, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Security Ownership of Certain Beneficial Owners and Management

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership(1)		Percent of Common Stock Outstanding(1)
Scott L. Mathis, 1445 16th Street, Suite 403, Miami Beach, FL 33139	Chairman, Class III Director, Chief Executive Officer, President	390,295	(2)	7.0%
Maria Echevarria, 14 Benmore Ter., Bayonne, NJ 07002	Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Compliance Officer	41,209	(3)	<1%
Peter J.L. Lawrence, 5 Landsdowne Crescent, London WII 2NH, England	Class II Director	18,426	(4)	<1%
Reuben Cannon, 280 S. Beverly Drive, #208, Beverly Hills, CA 90212	Class I Director	14,884	(5)	<1%
Marc Dumont, 43 rue de la Prétaire, CH-1936, Verbier, Switzerland	Class I Director	36,179	(6)	<1%
William Allen 23 Corporate Plaza Dr., Suite 150, Newport Beach, CA 92660	Class III Director	12,909	(7)	<1%
All current directors, directors elect, director nominees, executive officers and named executive officers as a group (six persons)		513,902	(8)	12.0%

*	Less than one percent.

(1)	Based on 5,521,800 shares of common stock and 5,521,519 shares of common stock issued and outstanding as of March 31, 2023.

(2)	Consists of (a) 228,550 shares of our common stock owned by Mr. Mathis directly; (b) 20,986 shares owned by The WOW Group, LLC, of which Mr. Mathis is a controlling member; (c) 106,952 shares owned by Hollywood Burger Holdings, Inc.; (d) 10,213 shares owned by Mr. Mathis’s 401(k) account; and (e) the right to acquire 23,594 shares of common stock subject to the exercise of options.

(3)	Consists of (a) 24,312 shares of our common stock owned by Ms. Echevarria directly; (b) 15,364 shares owned by Mrs. Echevarria’s 401(k) account; and (c) 1,533 shares of our common stock issuable upon the exercise of stock options.

(4)	Consists of (a) 15,847 shares of our common stock owned by Mr. Lawrence directly; (b) 60 shares owned by Mr. Lawrence and his spouse as trustees for the Peter Lawrence 1992 Settlement Trust; and (c) 2,519 shares of our common stock issuable upon the exercise of stock options.

(5)	Consists of (a) 14,452 shares owned by Reuben Cannon Productions; and (b) 432 shares issuable upon the exercise of stock options.

(6)	Consists of (a) 12,909 shares of our common stock owned by Mr. Dumont directly; (b) 2,500 shares owned by Mr. Dumont, his wife Vinciane Dumont, and his daughter Catherine Dumont, JTWROS; (c) 11,708 shares held by Mr. & Mrs. Dumont and Patrick Dumont, JTWROS; (d) 8,435 shares held by Mr. Dumont and his daughter; and (e) 627 shares issuable upon the exercise of stock options.

(7)	Consists of 12,909 shares of our common stock owned by Mr. Allen owned directly.

(8)	Consists of 476,762 shares of our common stock, and 28,705 shares of our common stock issuable upon the exercise of stock options.

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

●	Transaction with LVH. As previously reported on our Current Report on Form 8-K filed on June 17, 2021, the Company, through its wholly owned subsidiary Gaucho Ventures I – Las Vegas, LLC (“GVI”) entered into the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) of LVH Holdings LLC (“LVH”). LVH was organized on May 24, 2021, with a sole member of SLVH LLC, a Delaware limited liability company (“SLVH”). William Allen, a director of the Company, is the managing member of SLVH and holds a 20% membership interest in SLVH. GVI holds a minority interest in LVH, with the majority interest owned by SLVH.

●	Transaction with and Ownership in Hollywood Burger Holdings, Inc. As previously reported on our Current Report on Form 8-K filed on August 31, 2021 and our Current Report on Form 8-K filed on February 25, 2022, on February 3, 2022, the Company, through its subsidiaries, acquired 100% of Hollywood Burger Argentina SRL, now Gaucho Development S.R.L., in exchange for issuing 106,952 shares of its common stock to Hollywood Burger Holdings, Inc. Mr. Mathis is a Chairman and CEO of an affiliate of the Company, Hollywood Burger Holdings, Inc., a private company. He also holds 45.4% of the outstanding shares of HBH. In addition, Ms. Echevarria is CFO of HBH and the board of directors of HBH consists of Dr. Moel, Mr. Lawrence, and Mr. Mathis. Dr. Moel, Mr. Lawrence, and Mr. Cannon, all hold minority interests in HBH. See Item 5 for more information.

●	Transaction with and Ownership in Gaucho Group Holdings, Inc. As previously reported on our Current Report on Form 8-K filed on August 31, 2021 and our Current Report on Form 8-K filed on March 21, 2022, on February 28, 2022, the Company, holding 79% of the common stock of Gaucho Group, Inc., a Delaware corporation and private company (“GGI”) offered to purchase up to 5,266,509 shares of common stock of GGI in exchange for an aggregate of approximately 86,899 shares of common stock of the Company, upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Share Exchange and Subscription Agreement. The Company’s CEO, Scott Mathis, is CEO, Chairman of the Board, and a stockholder of GGI. Additionally, the Company’s current CFO, Maria Echevarria, is CFO of GGI; the Company’s current directors, Peter Lawrence and Steven Moel, are directors of GGI; and the Company’s current directors, Reuben Cannon and Marc Dumont, own nominal interests in GGI. All directors of GGI are directors of the Company. As a result of the foregoing, this is considered a related party transaction. The stockholders of the Company approved this on August 26, 2021, with approval by the independent board of directors of the Company on February 8, 2022. A total of 86,899 shares were issued to the minority holders of GGI on March 28, 2022, of which 310 shares were issued to Mr. Mathis, 424 shares to Mr. Cannon, and 8,435 shares issued to Mr. Dumont held jointly with his daughter. See Item 5 for more information.

●	Accounts receivable – related parties. On April 1, 2010, the Company entered into an expense sharing agreement (“ESA”) with a related, but independent, entity under common management, Hollywood Burger Holdings, Inc. (“HBH”), to share expenses with GGH such as office space, support staff and other operating expenses. HBH is a private company founded by Scott Mathis which is developing Hollywood-themed fast food restaurants in the United States. Mr. Mathis is Chairman and Chief Executive Officer of HBH, and Maria Echevarria is Chief Financial Officer. The ESA was amended on April 1, 2011 and last amended on December 27, 2019 to reflect the current use of personnel, office space, professional services and additional general office expenses. Under this ESA, HBH owed approximately $1,116,000 and $928,000 as of December 31, 2022 and 2021, respectively. HBH will repay the intercompany in a period of 6 months with a new capital raise.

●	Ownership in The WOW Group, LLC. Mr. Mathis is a managing member and holds a controlling interest in an affiliate of the Company, The WOW Group, LLC. Non-managing members include certain GGH consultants and GGH stockholders. The WOW Group’s only asset is its interest in GGH as of December 31, 2022 and December 31, 2021.

●	Accounts payable – related parties. As part of the Company’s convertible note financing in early 2018, the Company sold promissory notes totaling $1,163,354 to John I. Griffin and his wholly owned company JLAL Holdings Ltd. Mr. Griffin is an advisor to the Company. The notes have a 90-day maturity, bear interest at 8% per annum and were convertible into the Company’s common stock at a at a 10% discount to the price used for the sale of the Company’s common stock in the Company’s next private placement offering. These notes matured on June 30, 2019. On January 8, 2021, the Company issued 19,751 shares of common stock and warrants to purchase 19,751 shares of common stock in total to Mr. Griffin and JLAL Holdings Ltd., reflecting a conversion of $1,163,354 in principal and $258,714 in interest.

Director Independence

Our Board of Directors has undertaken a review of its composition and the independence of each director. Based on the review of each director’s background, employment and affiliations, including family relationships, the Board of Directors has determined that three of our five directors (Peter J.L. Lawrence, Reuben Cannon, and Marc Dumont) are “independent” under the rules and regulations of the SEC and Section 5062(a)(2) of the Nasdaq Rules. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of the Company’s capital stock. Mr. Mathis was not deemed independent as a result of his service as our Chief Executive Officer, and his significant stock ownership. Mr. Allen was determined as not independent as a result of his ownership in LVH, through SLVH, LLC. For more information, see Items 11 and 13 above.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Marcum, LLP, our independent registered public accounting firm, for the years ended December 31, 2022 and 2021:

	2022	2021

Audit fees (1)	$322,660	$225,000
Audit-related fees	-	-
Tax fees	-	-
	$322,660	$225,000

(1)	Represents fees for services performed in connection with our public offering, the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2022 and 2021, and the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q during 2022 and 2021.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10-K.

Exhibit	Description
1.1	Underwriting Agreement, dated February 16, 2021 (6)
1.2	Warrant Agreement, including the form of Warrant, made as of February 19, 2021, between the Company and Continental. (7)
3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State effective November 4, 2022(25)
3.2	Amended and Restated Bylaws (1)
3.3	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 (4)
4.1	2016 Stock Option Plan. (2)
4.2	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016. (2)
4.3	2018 Equity Incentive Plan. (3)
4.4	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 (4)
4.5	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on July 12, 2021 and the stockholders on August 26, 2021 (24)
4.6	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on July 1, 2022 and the stockholders on August 30, 2022 (31)
4.7	Underwriters’ Warrant (6)
4.8	Form of Unit Warrant (5)
4.9	Form of Warrant (15)
4.10	Form of Warrant (28)
4.11	Form of Amended and Restated Promissory Note (27)
4.12	Form Amended and Restated Warrant (27)
4.13	Form of Note (29)
4.14	Form Warrant(29)
4.15	Form Warrant (32)
4.16	Form Warrant (32)
4.17	Form Warrant (38)
4.18	Form Warrant (39)
4.19	Description of Capital Stock of the Company*
10.1	Employment Agreement by and between the Company and Scott L. Mathis dated September 28, 2015(35)
10.2	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 (8)
10.3	Employment Agreement by and between the Company and its Chief Financial Officer dated December 14, 2022(34)
10.4	Commercial Lease Agreement between Gaucho Group, Inc. and Design District Development Partners, LLC, dated April 8, 2021(9)
10.5	Common Stock Purchase Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated May 6, 2021(10)
10.6	Registration Rights Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated May 6, 2021(10)
10.7	Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC, dated June 16, 2021 (11)
10.8	Securities Purchase Agreement dated November 3, 2021(12)
10.9	Senior Secured Convertible Notes Issued by the Company(12)
10.10	Security and Pledge Agreement(12)

10.11	Stockholder Pledge Agreement (12)
10.12	Registration Rights Agreement (12)
10.13	First Amendment to Amended and Restated Limited Liability Agreement dated November 16, 2021 (13)
10.14	Second Amendment to Amended and Restated Limited Liability Agreement dated June 7, 2022(21)
10.15	Third Amendment to Amended and Restated Limited Liability Agreement dated June 7, 2022(33)
10.16	Quota Purchase Agreement dated February 3, 2022, entered into by and between the Company, INVESTPROPERTY GROUP, LLC, and Hollywood Burger Holdings, Inc.(14)
10.17	Exchange Agreement, dated as of February 22, 2022, by and among Gaucho Group Holdings, Inc. and the subscribers listed therein. (15)
10.18	Share Exchange and Subscription Agreement by and between the Company and the subscribers listed therein(16)
10.19	Offer to Purchase, dated February 28, 2022(16)
10.20	Position Statement of Gaucho Group, Inc. dated February 28, 2022(16)
10.21	Letter Agreement between the Company and certain institutional investors dated May 2, 2022(18)
10.22	Conversion Agreement between the Company and certain institutional investors dated May 12, 2022(19)
10.23	Letter Agreement, dated as of July 1, 2022, by and among Gaucho Group Holdings, Inc. and the Holders listed therein. (23)
10.24	Exchange Agreement, dated as of September 22, 2022, by and among Gaucho Group Holdings, Inc. and the subscribers listed therein. (28)
10.25	Common Stock Purchase Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated November 8, 2022(30)
10.26	Registration Rights Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated November 8, 2022(26)
10.27	Exchange Agreement, dated as of November 30, 2022, by and among Gaucho Group Holdings, Inc. and the subscribers listed therein. (32)
10.28	Letter Agreement, dated as of February 2, 2023, by and among Gaucho Group Holdings, Inc. and the Holders listed therein. (36)
10.29	Letter Agreement, dated as of February 8, 2023, by and among Gaucho Group Holdings, Inc. and the Holders listed therein. (37)
10.30	Exchange Agreement, dated as of February 20, 2023, by and among Gaucho Group Holdings, Inc. and the subscribers listed therein. (38)
10.31	Securities Purchase Agreement dated February 21, 2023(39)
10.32	Form of Senior Secured Convertible Note Issued by the Company(39)
10.33	Form of Security and Pledge Agreement(39)
10.34	Form of Stockholder Pledge Agreement(39)
10.35	Form of Registration Rights Agreement(39)
14.1	Amended Code of Business Conduct and Ethics and Whistleblower Policy(9)
14.2	Audit Committee Charter(9)
14.3	Compensation Committee Charter as amended on May 12, 2022(20)
14.4	Nominating Committee Charter adopted by the Board of Directors on June 22, 2022 (22)
21.1	Subsidiaries of Gaucho Group Holdings, Inc.(17)
22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant(17)
23.1	Consent of Marcum LLP dated April 17, 2023*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Algodon Wine Estates Property Map*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2017.
3.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
5.	Incorporated by reference to the Company’s Amended Registration Statement on Form S-1/A filed on January 27, 2021.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2021.
7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2021.
8.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020.
9.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 12, 2021.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 7, 2021.
11.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 8, 2021.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2021.
14.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 25, 2022.
15.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 1, 2022.
16.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 21, 2022.
17.	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on April 14, 2022.
18.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 2, 2022.
19.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 13, 2022.
20.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 16, 2022.
21.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 8, 2022.
22.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 24, 2022.
23.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 5, 2022.
24.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 31, 2021.
25.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 3, 2022.
26.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 9, 2022.
27.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 24, 2022.
28.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 23, 2022.
29.	Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A, filed on September 8, 2022.
30.	Incorporated by reference to the Company’s Current Report as amended on Form 8-K/A, filed on November 14, 2022.
31.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 18, 2022.
32.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 1, 2022.
33.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 13, 2022.
34.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 15, 2022.
35.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 16, 2015.
36.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 3, 2023.
37.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 8, 2023.
38.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2023.
39.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2023.
*	Filed herewith
**	Furnished, not filed herewith

ITEM 16. FORM 10-K SUMMARY

This Item is optional and the registrant is not required to furnish this information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAUCHO GROUP HOLDINGS, INC.

Dated: April 17, 2023	By:	/s/ Scott L. Mathis
Scott L. Mathis
Principal Executive Officer

Dated: April 17, 2023	By:	/s/ Maria I. Echevarria
Maria I. Echevarria
Principal Financial and Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 17, 2023	By:	/s/ Scott L. Mathis
Scott L. Mathis Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: April 17, 2023	By:	/s/ Maria I. Echevarria
Maria I. Echevarria
Chief Financial Officer (principal financial and accounting officer)

Dated: April 17, 2023	By:	/s/ Peter J.L. Lawrence
Peter J.L. Lawrence
Director

Dated: April 17, 2023	By:	/s/ Reuben Cannon
Reuben Cannon
Director

Dated: April 17, 2023	By:	/s/ Marc Dumont
Marc Dumont
Director

Dated: April 17, 2023	By:	/s/ William A. Allen
William A. Allen
Director

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Gaucho Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gaucho Group Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

April 17, 2023

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current Assets
Cash	$300,185	$3,649,407
Accounts receivable, net of allowance of $21,229 and $25,773 at December 31, 2022 and 2021, respectively	106,156	161,501
Accounts receivable - related parties, net of allowance of $339,503 and $339,503 at December 31, 2022 and 2021, respectively	1,115,816	927,874
Mortgages receivable, net of allowance $196,550 and $16,825 at December 31, 2022 and 2021, respectively	586,631	496,590
Inventory	1,888,962	1,490,639
Real estate lots held for sale	559,487	542,885
Prepaid expenses and other current assets	461,637	422,129
Total Current Assets	5,018,874	7,691,025
Long Term Assets
Mortgages receivable, non-current portion, net of allowance of $0 and $187,170 at December 31, 2022 and 2021, respectively	3,278,617	3,027,247
Advances to employees	282,055	290,915
Property and equipment, net	7,621,257	3,776,941
Operating lease right-of-use asset	1,449,442	1,667,209
Prepaid foreign taxes, net	916,823	804,265
Intangible assets, net	69,787	-
Investment	-	7,000,000
Deposits, non-current	56,130	56,130
Total Assets	$18,692,985	$24,313,732

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2022	2021

Liabilities, Temporary Equity and Stockholders’ Equity
Current Liabilities
Accounts payable	$917,270	$507,734
Accrued expenses, current portion	1,664,816	965,411
Deferred revenue	1,373,906	713,616
Operating lease liabilities, current portion	202,775	175,316
Loans payable, current portion	164,656	223,356
Debt obligations	-	7,000
Convertible debt obligations, net	-	5,728,348
Other current liabilities	100,331	160,578
Total Current Liabilities	4,423,754	8,481,359
Long Term Liabilities
Accrued expenses, non-current portion	66,018	115,346
Operating lease liabilities, non-current portion	1,328,408	1,531,183
Loans payable, non-current portion	91,665	94,000
Convertible debt obligations, net, non-current portion	1,991,459	-
Total Liabilities	7,901,304	10,221,888
Commitments and Contingencies (Note 20)
Series B convertible redeemable preferred stock, par value $0.01 per share; 902,670 shares designated; none issued and outstanding at December 31, 2022 and 2021; no shares are available for issuance	-	-
Stockholders’ Equity
Preferred stock, 902,670 shares authorized:	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 3,653,401 and 823,496 shares issued and 3,653,120 and 823,215 shares outstanding as of December 31, 2022 and 2021, respectively	36,534	8,235
Additional paid-in capital	139,123,642	121,633,826
Accumulated other comprehensive loss	(10,842,569)	(11,607,446)
Accumulated deficit	(117,479,571)	(95,726,534)
Treasury stock, at cost, 281 shares at December 31, 2022 and 2021	(46,355)	(46,355)
Total Gaucho Group Holdings, Inc. Stockholders’ Equity	10,791,681	14,261,726
Non-controlling interest	-	(169,882)
Total Stockholders’ Equity	10,791,681	14,091,844
Total Liabilities, Temporary Equity and Stockholders’ Equity	$18,692,985	$24,313,732

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021

Sales	$1,643,716	$4,915,240
Cost of sales	(1,475,961)	(1,211,799)
Gross profit	167,755	3,703,441
Operating Expenses
Selling and marketing	738,399	580,850
General and administrative	7,961,065	5,389,716
Depreciation and amortization	251,941	145,653
Impairment of investment - related party	7,000,000	-
Total operating expenses	15,951,405	6,116,219
Loss From Operations	(15,783,650)	(2,412,778)

Other Expense (Income)
Interest income	(142,746)	(26,587)
Interest expense	1,694,457	374,685
Forgiveness of PPP loan	-	(242,486)
Loss on extinguishment of debt	2,105,119	-
Inducement expense	3,163,318	-
Other income	(300,000)	(162,500)
(Gains) losses from foreign currency translation	(478,500)	33,128
Total other expense (income)	6,041,648	(23,760)
Net Loss	(21,825,298)	(2,389,018)

Net loss attributable to non-controlling interest	72,261	197,312
Net Loss Attributable to Common Stockholders	$(21,753,037)	$(2,191,706)

Net Loss Per Common Share
Basic and Diluted	$(12.33)	$(3.28)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	1,764,831	668,268

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2022	2021

Net loss	$(21,825,298)	$(2,389,018)
Other comprehensive income:
Foreign currency translation adjustments	764,877	325,355
Comprehensive loss	(21,060,421)	(2,063,663)
Comprehensive loss attributable to non-controlling interests	72,261	197,312
Comprehensive loss attributable to controlling interests	$(20,988,160)	$(1,866,351)

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022

					Additional	Accumulated Other		Gaucho Group Holdings	Non-	Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interest	Equity
Balance - January 1, 2022	823,496	$8,235	281	$(46,355)	$121,633,826	$(11,607,446)	$(95,726,534)	$14,261,726	$(169,882)	$14,091,844
Common stock issued for cash,net of offering costs[1]	50,049	500	-	-	510,846	-	-	511,346	-	511,346
Shares issued under the New ELOC	10,000	100	-	-	9,986	-	-	10,086	-	10,086
Stock-based compensation:
Common stock	54,214	542	-	-	524,458	-	-	525,000	-	525,000
Options	-	-	-	-	259,611	-	-	259,611	10,354	269,965
Restricted stock units	299,999	3,000	-	-	576,630	-	-	579,630	-	579,630
Common stock issued for 401(k)employer matching	1,040	10	-	-	27,811	-	-	27,821	-	27,821
Substantial premium on convertible debt	-	-	-	-	1,683,847	-	-	1,683,847	-	1,683,847
Warrants issued for modification of convertible debt principal	-	-	-	-	849,431	-	-	849,431	-	849,431
Shares issued upon conversion of debt and interest	2,020,816	20,209	-	-	7,885,352	-	-	7,905,561	-	7,905,561
Inducement loss on debt conversions	-	-	-	-	3,163,318	-	-	3,163,318	-	3,163,318
Common stock issued for purchase of minority interest	86,899	869	-	-	(232,658)	-	-	(231,789)	231,789	-
Common stock issued upon exchange of subsidiary stock options	183,942	1,839	-	-	(1,839)	-	-	-	-	-
Common stock issued for acquisition of GDS	106,952	1,070	-	-	2,193,583	-	-	2,194,653	-	2,194,653
Common stock issued for purchase of domain name	8,614	87	-	-	39,513	-	-	39,600	-	39,600
Effect of reverse stock split	7,380	73	-	-	(73)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(21,753,037)	(21,753,037)	(72,261)	(21,825,298)
Other comprehensive income	-	-	-	-	-	764,877	-	764,877	-	764,877
Balance, December 31, 2022	3,653,401	$36,534	281	$(46,355)	$139,123,642	$(10,842,569)	$(117,479,571)	$10,791,681	$-	$10,791,681

[1]	Includes gross proceeds of $551,811, less $44,465 offering costs

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2021

	Series B Convertible							Accumulated		Gaucho Group		Total
	Redeemable						Additional	Other		Holdings	Non-	Stockholders’
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	(Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Equity
Balance - January 1, 2021	901,070	$9,010,824	436,201	$4,362	281	$(46,355)	$96,999,422	$(11,932,801)	$(93,534,828)	$(8,510,200)	$(106,798)	$(8,616,998)
Stock-based compensation:							-					-
Common stock issued for 401(k) employer matching	-	-	688	7	-	-	39,530	-	-	39,537	-	39,537
Amortization of stock options	-	-	-	-	-	-	396,244	-	-	396,244	134,228	530,472
Common stock issued for services	-	-	2,500	25	-	-	105,875	-	-	105,900	-	105,900
Common stock and warrants issued for cash in public offering, net of offering costs [1]	-	-	111,111	1,111	-	-	6,601,230	-	-	6,602,341	-	6,602,341
Warrants issued to underwriter in public offering	-	-	-	-	-	-	297,963	-	-	297,963	-	297,963
Common stock issued for cash, net of offering costs [2]	-	-	114,506	1,145	-	-	4,176,255	-	-	4,177,400	-	4,177,400
Common stock issued to placement agent as commitment fees	-	-	10,028	100	-	-	499,900	-	-	500,000	-	500,000
Common stock issued upon exercise of warrants	-	-	22,875	229	-	-	1,646,771	-	-	1,647,000	-	1,647,000
Common stock and warrants issued for cash	-	-	6,097	61	-	-	438,939	-	-	439,000	-	439,000
Common stock and warrants issued upon exchange of debt and accrued interest	-	-	19,751	197	-	-	1,421,871	-	-	1,422,068	-	1,422,068
Common stock issued to convertible note holders	-	-	49,680	497	-	-	(497)	-	-	-	-	-
Common stock issued upon conversion of Series B Convertible Preferred Stock	(901,070)	(9,010,824)	50,059	501	-	-	9,010,323	-	-	9,010,824	-	9,010,824
Comprehensive loss:			-	-			-					-
Net loss	-	-	-	-	-	-	-	-	(2,191,706)	(2,191,706)	(197,312)	(2,389,018)
Other comprehensive income	-	-	-	-	-	-	-	325,355	-	325,355	-	325,355
Balance - December 31, 2021	-	$-	823,496	$8,235	281	$(46,355)	$121,633,826	$(11,607,446)	$(95,726,534)	$14,261,726	$(169,882)	$14,091,844

[1]	Includes gross proceeds of $8,002,004, less (i) $715,000 cash retained by the underwriter for fees and expenses (ii) $364,979 value of shares and warrants issued to the underwriter, and $319,684 offering costs paid in cash.
[2]	Includes gross proceeds of $5,135,210, less offering costs consisting of (i) $500,000 value of shares issued to placement agent and (ii) $457,810 commissions paid in cash.

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(21,825,298)	$(2,389,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	32,614	27,821
Options	269,965	530,472
Restricted stock units	579,630	-
Common stock	525,000	105,900
Non-cash lease expense	217,767	194,774
Gain (loss) on foreign currency translation	(478,500)	33,128
Unrealized investment losses	-	457
Depreciation and amortization	251,941	145,653
Amortization of debt discount	1,172,461	199,161
Provision for uncollectible assets	100,805	183,199
Provision for obsolete inventory	115,563	-
Gain on forgiveness of PPP Loan	-	(242,486)
Loss on extinguishment of debt	2,105,119	-
Inducement expense	3,163,318	-
Impairment of investment	7,000,000	-
Decrease (increase) in assets:
Accounts receivable	(608,286)	(4,349,592)
Employee advances	4,053	(11,097)
Inventory	(530,487)	161,637
Deposits	-	(20,276)
Prepaid expenses and other current assets	(76,691)	(553,345)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,862,137	(479,242)
Operating lease liabilities	(175,316)	(155,484)
Deferred revenue	654,265	(220,325)
Other liabilities	(60,247)	28,683
Total Adjustments	16,125,111	(4,420,962)
Net Cash Used in Operating Activities	(5,700,187)	(6,809,980)
Cash Flows from Investing Activities
Cash paid to acquire GDS, net of cash acquired	(7,560)	-
Purchase of property and equipment	(1,928,010)	(1,945,266)
Purchase of intangible asset	(34,999)	-
Purchase of investment - related parties	-	(7,000,000)
Net Cash Used in Investing Activities	(1,970,569)	(8,945,266)

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended
	December 31,
	2022	2021
Cash Flows from Financing Activities
Repayments of loans payable	(116,775)	(185,086)
Proceeds from common stock issued for cash	555,811	5,135,210
Offering costs in connection with common stock issued for cash	(44,465)	(457,810)
Proceeds from the issuance of debt in private placement	1,727,500	-
Repayments of debt obligations	(7,000)	(100,000)
Proceeds from convertible debt obligations	1,431,500	6,000,000
Proceeds from issuance of shares under the New ELOC	10,086	-
Offering costs in connection with convertible debt obligations	-	(470,813)
Proceeds from underwritten public offering (1)	-	7,287,004
Cash offering costs in connection with the underwritten public offering	-	(319,684)
Proceeds from sale of common stock and warrants	-	409,050
Proceeds from the exercise of warrants	-	1,647,000
Net Cash Provided by Financing Activities	3,556,657	18,944,871
Effect of Exchange Rate Changes on Cash	764,877	325,246
Net (Decrease) Increase in Cash	(3,349,222)	3,514,871
Cash - Beginning of Year	3,649,407	134,536
Cash - End of Year	$300,185	$3,649,407

[1]	Includes gross proceeds of $8,002,004, less $715,000 cash retained by the underwriter for fees and expenses.

Supplemental Disclosures of Cash Flow Information:
Interest paid	$215,755	$489,291
Income taxes paid	$-	$72,531

Non-Cash Investing and Financing Activity
Equity issued to satisfy accrued stock-based compensation expense	$27,821	$-
Equity issued as consideration for intangible assets	$39,600	$-
Equity issued for purchase of non-controlling interest	$231,789	$-
Equity issued for acquisition of GDS	$2,194,653	$-
Warrants issued and debt principal exchanged upon modification of convertible debt	$834,323	$-
Common stock and warrants issued upon exchange of debt and accrued interest	$7,905,560	$1,422,068
Common stock and restricted stock units in GGH issued upon exchange of GGI options	$1,576,648	$-
Common stock issued to satisfy accrued stock-based compensation	$-	$39,537
Series B Preferred stock converted to common stock	$-	$9,010,824
Reclassification of deferred offering cost to additional paid in capital	$-	$67,016
Common stock and warrants issued to underwriter in public offering	$-	$297,963
Common stock issued to placement agent as commitment fees	$-	$500,000
Right-of-use assets obtained in exchange for lease obligations	$-	$1,861,983
Investor deposits applied to sale of common stock and warrants	$-	$29,950
Real estate development costs transferred from property and equipment to lots inventory	$-	$882,894

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

As wholly owned subsidiaries of GGH, InvestProperty Group, LLC (“IPG”) and Algodon Global Properties, LLC (“AGP”) operate as holding companies that invest in, develop and operate global real estate and other lifestyle businesses such as wine production and distribution, golf, tennis, and restaurants. GGH operates its properties through its ALGODON® brand. IPG and AGP have invested in two ALGODON® brand projects located in Argentina. The first project is Algodon Mansion, a Buenos Aires-based luxury boutique hotel property that opened in 2010 and is owned by the Company’s subsidiary, The Algodon – Recoleta, SRL (“TAR”). The second project is the redevelopment, expansion and repositioning of a Mendoza-based winery and golf resort property now called Algodon Wine Estates (“AWE”), the integration of adjoining wine producing properties, and the subdivision of a portion of this property for residential development. On February 3, 2022, the Company acquired additional real estate through the acquisition of 100% ownership in Hollywood Burger Argentina S.R.L., now Gaucho Development S.R.L. (“GDS”)

GGH also manufactures, distributes, and sells high-end luxury fashion and accessories through its subsidiary, Gaucho Group, Inc. (“GGI”). GGH held a 79% ownership interest in GGI through March 28, 2022, at which time GGH acquired the remaining 21% ownership interest in GGI. See Non-Controlling Interest, below.

On June 14, 2021, the Company formed a wholly-owned subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”), and on June 17, 2021, Gaucho Group Holdings, Inc announced the signing of an agreement between GVI and LVH Holdings LLC (“LVH”) to develop a project in Las Vegas, Nevada. As of December 31, 2022, the Company had contributed total capital of $7.0 million to LVH and received 396 limited liability company interests, representing an 11.9% equity interest in LVH. See Note 17 – Related Party Transactions for additional details.

The Company uplisted its common stock on the Nasdaq Capital Market (“Nasdaq”) effective February 16, 2021, and its common stock commenced trading on the Nasdaq effective February 17, 2021 under the symbol “VINO”.

Risks and Uncertainties

In December 2019, the 2019 novel coronavirus (“COVID-19”) surfaced in Wuhan, China. The World Health Organization declared the outbreak as a global pandemic in March 2020. resulting in the temporarily closure of our corporate office, and the temporary suspension of our hotel, restaurant, winery operations, golf and tennis operations, and our real estate development operations. Further, some outsourced factories from which Gaucho ordered products had closed, borders for importing product had been impacted and the Gaucho fulfillment center was also closed for several weeks. In response, we reduced our costs by negotiating out of our New York lease, renegotiating with our vendors, and implementing salary reductions. We also created an e-commerce platform for our wine sales in response to the pandemic. As of the date of this report, the Company has resumed real estate development operations and has re-opened its winery and golf and tennis facilities, as well as its hotels and restaurants.

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

Going Concern and Management’s Liquidity Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of December 31, 2022, the Company had cash and working capital of $300,185 and $595,120, respectively. During the years ended December 31, 2022 and 2021, the Company incurred a net loss of $21,825,298 and $2,389,018, respectively, and used cash in operating activities of $5,700,187 and $6,809,980, respectively.

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

In the period following December 31, 2022 and prior to filing, the Company sold shares of common stock for gross proceeds of $591,000 to accredited investors and warrants to purchase 147,750 shares of common stock at an exercise price of $1.00 per share. The Company also received $5,000,000 in proceeds from the issuance of convertible notes, of which $905,428, including $772,111 in principal and interest, was used to satisfy the maturity of the GGH Notes. The Company also entered into a series of promissory notes for gross proceeds of $185,000 bearing interest at 8% per annum (see Note 21, Subsequent Events).

Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months from the date these consolidated financial statements are issued. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reverse Stock Splits

On February 16, 2021, the Company effected a reverse stock split wherein each 15 shares of common stock outstanding immediately prior to the effective date was combined and converted into one share of common stock. On November 4, 2022, the Company effected another reverse stock split wherein each 12 shares of common stock outstanding immediately prior to the effective date was combined and converted into one share of common stock. All share and per share amounts in this Annual Report have been adjusted to reflect the effect of these reverse stock splits (hereafter referred to collectively as the “Reverse Stock Splits”) as if the Reverse Stock Splits occurred as of the earliest period presented.

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

Non-Controlling Interest

As a result of the conversion of certain convertible debt into shares of GGI common stock, GGI investors obtained a 21% ownership interest in GGI, which was recorded as a non-controlling interest. On March 28, 2022, the Company issued 86,899 shares of its common stock to the minority holders of GGI, in exchange for the remaining 21% of GGI from the non-controlling interest, such that as of December 31, 2022, the Company owns 100% of the outstanding common stock of GGI. The profits and losses of GGI for the year ended December 31, 2021 and for the period from January 1, 2022 through March 28, 2022 are allocated between the controlling interest and the non-controlling interest in the same proportions as their membership interest.

Further, during June 2022, the Company issued an aggregate of 183,942 shares of its common stock and 26,278 restricted stock units (“RSUs”) in exchange for, and upon the cancellation of, options for the purchase of 5,502,500 shares of GGI common stock. The RSUs were subject to vesting, with an aggregate of 13,139 shares vesting on September 18, 2022, and 13,139 shares vesting on December 18, 2022. See Note 19, Temporary Equity and Stockholders’ Equity, for additional details.

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, the Company must make estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company include the valuation of investments, equity and liability instruments, the value of right-of-use assets and related lease liabilities and reserves associated with the realizability of certain assets.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Highly Inflationary Status in Argentina

The International Practices Task Force (“IPTF”) of the Center for Audit Quality discussed the inflationary status of Argentina at its meeting on May 16, 2018 and categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%. As a result, the Company transitioned its Argentine operations to highly inflationary status as of July 1, 2018. This status was reconfirmed on January 10, 2022.

For operations in highly inflationary economies, monetary asset and liabilities are translated at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are translated at historical exchange rates. Under highly inflationary accounting, the Company’s Argentina subsidiaries’ functional currency became the United States dollar. Nonmonetary assets and liabilities existing on July 1, 2018 (the date that the Company adopted highly inflation accounting) were translated using the Argentine peso (“ARS”)” to United States dollar exchange rate in effect on June 30, 2018, which was 28.880. Since the adoption of highly inflationary accounting, activity in nonmonetary assets and liabilities is translated using historical exchange rates, monetary assets and liabilities are translated using the exchange rate at the balance sheet date, and income and expense accounts are translated at the weighted average exchange rate in effect during the period. Translation adjustments are reflected in income (loss) on foreign currency translation on the accompanying statements of operations. During the years ended December 31, 2022 and 2021, the Company recorded gains (losses) of $478,500 and ($33,128), respectively, resulting from translation of the Company’s Argentine subsidiaries’ monetary assets and liabilities.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound) except for the Company’s Argentine subsidiaries since July 1, 2018, as described above. The assets and liabilities of Algodon Europe, LTD are translated from its local currency (British Pound) to the Company’s reporting currency using period end exchange rate while income and expense accounts were translated at the average rate in effect during the during the period. The resulting translation adjustment is recorded as part of other comprehensive loss, a component of stockholders’ deficit. The assets, liabilities and income and expense accounts of the Company’s Argentine subsidiaries are translated as described above. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Gains and losses resulting from transactions denominated in non-functional currencies between the Company’s subsidiaries are recognized as other comprehensive income.

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

Accounts Receivable and Mortgages Receivable

Accounts receivable primarily represent receivables from hotel guests who occupy rooms and wine sales to commercial customers. Mortgages receivable represent receivables from the sale of real estate lots. The Company provides an allowance for doubtful accounts when it determines that it is more likely than not a specific account will not be collected. Bad debt expense for the years ended December 31, 2022 and 2021 was $0 and $88,126, respectively. Changes in allowance for doubtful accounts balances for accounts and mortgages receivable during the years ended December 31, 2022 and 2021 were $11,989 and $39,299, respectively, are due to foreign currency adjustments.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventories are comprised primarily of vineyard in process, wine in process, finished wine, food and beverage items, plus luxury clothes and accessories, and are stated at the lower of cost or net realizable value (which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation), with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the creation of products for resale, are recorded as inventory. Costs of producing samples for marketing purposes are expensed as incurred and are included in selling and marketing expense on the accompanying statements of operations. Vineyard in process represents the capitalization of farming expenses (including farming labor costs, usage of farming supplies and depreciation of the vineyard and farming equipment) associated with the growing of grape, olive and other fruits during the farming year which culminates with the February/March harvest. Wine in process represents the capitalization of costs during the winemaking process (including the transfer of grape costs from vineyard in process, winemaking labor costs and depreciation of winemaking fixed assets, including tanks, barrels, equipment, tools and the winemaking building). Finished wines represents wine available for sale and includes the transfer of costs from wine in process once the wine is bottled and labeled. Other inventory consists of olives, other fruits, golf equipment and restaurant food.

In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. The Company carries inventory at the lower of cost or net realizable value in accordance with Accounting Standards Codification (“ASC”) 330 “Inventory” and reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. The Company records an allowance for excess, slow moving, and obsolete inventory, calculated as the difference between the cost of inventory and net realizable value. Inventory allowances are charged to cost of sales and establish a lower cost basis for the inventory. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be further reduced, resulting in additional expense and reduced profitability. Wine inventory charged to cost of sales amounted to $115,563 and $31,681 during the years ended December 31, 2022 and 2021, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the lesser of (a) the useful life of the asset; or (b) the remaining lease term.

The estimated useful lives of property and equipment are as follows:

Buildings	10 - 30 years
Furniture and fixtures	3 - 10 years
Vineyards	7 - 20 years
Machinery and equipment	3 - 20 years
Leasehold improvements	Lesser of 3-5 years or remaining lease term
Computer hardware and software	3 - 5 years

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company capitalizes internal vineyard improvement costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Expenditures for repairs and maintenance are charged to operating expense as incurred. The cost of properties sold or otherwise disposed of, and the related accumulated depreciation are eliminated from the accounts at the time of disposal and resulting gains and losses are included as a component of operating income. Real estate development consists of costs incurred to ready the land for sale, including primarily costs of infrastructure as well as master plan development and associated professional fees. Such costs are allocated to individual lots proportionately based on square meters and those allocated costs will be derecognized upon the sale of individual lots. Given that they are not placed in service until they are sold, capitalized real estate development costs are not depreciated. Land is an inexhaustible asset and is not depreciated.

Real Estate Lots Held for Sale

As the development of a real estate lot is completed and the lot becomes available for immediate sale in its present condition, the lot is marketed for sale and is included in real estate lots held for sale on the Company’s balance sheet. Real estate lots held for sale are reported at the lower of carrying value or fair value less cost to sell. If the carrying value of a real estate lot held for sale exceeds its fair value less estimated selling costs, an impairment charge is recorded. The Company did not record any impairment charge in connection with real estate lots held for sale during the years ended December 31, 2022 or 2021.

Investments

Investment in entities which give the Company the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For investments not requiring equity method accounting, if the investment has no readily determinable fair value, we have elected the practicability exception of ASU 2016-01, under which the investment is measured at cost, less impairment, plus or minus observable price changes from orderly transactions of an identical or similar investment of the same issuer. As of December 31, 2022, the Company has a $7.0 million investment, representing 11.9% ownership, in LVH Holdings which is accounted for at cost, less impairment (See Note 17 – Related Parties, Amended and Restated Limited Liability Company Agreement). As of December 31, 2022, management determined that the future cash flows from this investment are not expected to be sufficient to recover its carrying value, and the Company’s investment in LVH is fully impaired at December 31, 2022.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $115,338 and $2,618,172 at December 31, 2022 and 2021, respectively, of which $115,338 and $477,486, respectively, represents cash held in Argentine bank accounts.

Foreign Operations

The following summarizes key financial metrics associated with the Company’s continuing operations (these financial metrics are immaterial for the Company’s operations in the United Kingdom):

	For the Years Ended
	December 31,
	2022	2021
Assets - Argentina	$13,434,803	$10,220,608
Assets - U.S.	5,258,182	14,093,124
Total Assets	$18,692,985	$24,313,732

Liabilities - Argentina	$2,188,229	$1,781,547
Liabilities - U.S.	5,713,075	8,440,341
Total Liabilities	$7,901,304	$10,221,888

	For the Years Ended
	December 31,
	2022	2021
Sales - Argentina	$1,540,955	$4,899,289
Sales - U.S.	102,760	15,951
Total Revenues	$1,643,716	$4,915,240

Net loss - Argentina	$(1,023,622)	$2,879,301
Net loss - U.S.	(20,801,676)	(5,268,319)
Total Net Loss	$(21,825,298)	$(2,389,018)

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, the Company performs an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. During the year ended December 31, 2022, the Company recorded impairment expense in the amount of $7,000,000, related to its investment in LVH. See Note 17 – Related Party Transactions for additional details.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the revenue recognized in the Company’s consolidated statements of operations:

	For the Years Ended
	December 31,
	2022	2021

Real estate sales	$184,658	$4,139,486
Hotel rooms and events	701,669	291,546
Restaurants	173,566	165,280
Winemaking	153,356	148,074
Golf, tennis and other	291,162	154,445
Clothes and accessories	139,305	16,409
Total revenues	$1,643,716	$4,915,240

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

As of December 31, 2022 and 2021, the Company’s deferred revenue consisted of $1,179,654 and $622,453, respectively, associated with real estate lot sale deposits, $44,252 and $91,163, respectively, related to hotel deposits, and $150,000 and $0, respectively, related to prepaid management fees received.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	As of December 31,
	2022	2021

Options	40,612	46,752
Warrants	1,299,135	132,029
Unvested restricted stock units	511,500	-
Convertible debt	899,036	155,846
Total potentially dilutive shares	2,750,283	334,627

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

Management determines if an arrangement is a lease at inception. Rights and obligations related to the Company’s operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities in the accompanying consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, using an incremental borrowing rate which represents the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2022 and 2021 was $542,110 and $439,939, respectively, and is included in selling and marketing expenses on the accompanying consolidated statements of operations.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 3, 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2020-02 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The Company will be required to adopt the provisions of this ASU on January 1, 2023, with early adoption permitted for certain amendments. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements but continues to evaluate the potential impact of Topic 326 on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified on the Company’s accompanying financial statements as of and for the year ending December 31, 2022. The reclassifications were made to the prior period amounts to conform to the current period financial statement presentation and had no impact on the reported results of operations.

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
$2,204,908

4. MORTGAGES RECEIVABLE

The Company offers loans to purchasers in connections with the sale of real estate lots. The loans bear interest at 7.2% per annum and terms generally range from eight to ten years. The loans are secured by a first mortgage lien on the property purchased by the borrower. Mortgages receivable includes the related interest receivable and are presented at amortized cost, less bad debt allowances, in the consolidated financial statements.

Management evaluates each loan individually on a quarterly basis, to assess collectability and estimate a reserve for past due amounts. The total allowance for uncollectable mortgages as of December 31, 2022 and 2021 was $196,550 and $203,995, respectively. Past due principal amounts of $254,683 and $143,152 are included in mortgages receivable, current as of December 31, 2022 and 2021, respectively, in accordance with the mortgages’ contractual terms. In the case of each of the past due loans, the Company believes that the value of the collateral exceeds the outstanding balance on the loan, plus accrued interest.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents the maturities of mortgages receivable as of December 31, 2021.

For the years ended December 31,
2023	$783,177
2024	381,532
2025	409,927
2026	440,436
2027	473,215
Thereafter	1,573,511
Gross Receivable	$4,061,798
Less: Allowance	(196,550)
Net Receivable	$3,865,248

As of December 31, 2022 and 2021, no single borrower had loans outstanding representing more than 10% of the total balance of mortgages receivable.

The Company recorded interest income of $142,746 and $26,587 for years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and December 31, 2021, there is $185,197 and $60,843, respectively, of interest receivable included in mortgages receivable on the accompanying consolidated balance sheets.

5. INVENTORY

Inventory at December 31, 2022 and 2021 was comprised of the following:

	December 31,
	2022	2021

Vineyard in process	$516,096	$597,900
Wine in process	797,862	410,755
Finished wine	40,735	34,522
Clothes and accessories	534,269	208,759
Clothes and accessories in process	-	127,154
Other	-	111,549
Total	$1,888,962	$1,490,639

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2022	2021

Buildings and improvements	$3,926,884	$2,869,300
Real estate development	541,116	210,322
Land	2,194,671	575,233
Furniture and fixtures	425,774	403,560
Vineyards	219,766	219,766
Machinery and equipment	737,433	693,761
Leasehold improvements	1,400,663	449,401
Computer hardware and software	312,459	245,978
	9,758,766	5,667,321
Less: Accumulated depreciation and amortization	(2,137,509)	(1,890,380)
Property and equipment, net	$7,621,257	$3,776,941

Depreciation and amortization of property and equipment was $247,129 and $145,653 for the years ended December 31, 2022 and 2021, respectively.

7. INTANGIBLE ASSETS

On February 3, 2022, the Company purchased the domain name Gaucho.com, in exchange for cash consideration of $34,999 and an aggregate total of 8,614 shares of common stock with an August 14, 2022 value of $39,600. The cost of the domain name is being amortized over its useful life of 15 years; the remaining amortization period related to the domain name as of December 31, 2022 is 14.1 years.

The Company recognized $4,812 and $0 of amortization expense during the years ended December 31, 2022 and 2021, respectively, related to the domain name. Future amortization of the Company’s intangible asset is as follows:

For the years ended December 31,
2023	$4,973
2024	4,973
2025	4,973
2026	4,973
2027	4,973
Thereafter	44,922
$69,787

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. PREPAID FOREIGN TAXES

Prepaid foreign taxes, net, of $916,823 and $804,265 at December 31, 2022 and 2021, respectively, consists primarily of prepaid VAT credits. VAT credits are recovered through VAT collections on subsequent sales of products by the Company. Prepaid VAT tax credits do not expire. Prepaid foreign taxes also include Argentine minimum presumed income tax (“MPIT”) credits, which are deemed unrealizable and are fully reserved. MPIT credits expire after ten years.

In assessing the realization of the prepaid foreign taxes, management considers whether it is more likely than not that some portion or all of the prepaid foreign taxes will not be realized. Management considers the historical and projected revenues, expenses and capital expenditures in making this assessment. Based on this assessment, management has recorded a valuation allowance related to MPIT credits of $263,011 and $270,776 as of December 31, 2022 and 2021, respectively.

9. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts of the Company’s short-term financial instruments including cash, accounts receivable, mortgages receivable, advances and loans to employees, accounts payable, accrued expenses and other liabilities approximate fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term mortgages receivable, accrued expenses, loans payable, debt obligations and convertible debt obligations approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

See Note 17, Related Party Transactions for details regarding the balance of Investment – Related Party as of December 31, 2022.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	December 31,
	2022	2021

Accrued compensation and payroll taxes	$652,943	$216,916
Accrued taxes payable - Argentina	270,239	228,338
Accrued interest	78,368	76,852
Accrued placement agent commissions	-	66,889
Other accrued expenses	663,266	376,415
Accrued expenses, current	1,664,816	965,411
Accrued payroll tax obligations, non-current	66,018	115,346
Total accrued expenses	$1,730,834	$1,080,757

On November 27, 2020, the Company entered various payment plans, pursuant to which it agreed to pay its Argentine payroll tax obligations over a period of 60 to 120 months. The current portion of payments due under the plan is $209,938 and $157,532 as of December 31, 2022 and 2021, respectively, which is included in accrued compensation and payroll taxes above. The non-current portion of accrued expenses represents payments under the plan that are scheduled to be paid after twelve months. The Company incurred interest expenses of $90,141 and $74,688 during the years ended December 31, 2022 and 2021, respectively, related to these payment plans.

11. DEFERRED REVENUES

Deferred revenues are comprised of the following:

	For the Years Ended
	December 31,
	2022	2021

Real estate lot sales deposits	$1,179,654	$622,453
Prepaid management fees	150,000	-
Other	44,252	91,163
Total	$1,373,906	$713,616

The Company accepts deposits in conjunction with agreements to sell real estate building lots at Algodon Wine Estates in the Mendoza wine region of Argentina. These lot sale deposits are generally denominated in U.S. dollars. The Company executed new agreements for the sale of five additional lots during the year ended December 31, 2022 and recorded deferred revenues in the amount of $557,201. This increase in deferred revenues is partially offset by the impact of the change in exchange rates during the period. Revenue is recorded when the sale closes, and the deeds are issued.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. LOANS PAYABLE

The Company’s loans payable are summarized below:

	December 31,
	2022	2021

EIDL	$93,541	$94,000
2018 Loan	111,137	223,356
2022 Loan	51,643	-
Total Loans Payable	256,321	317,356
Less: current portion	164,656	223,356
Loans Payable, non-current	$91,665	$94,000

During the years ended December 31, 2022 and 2021, the Company made principal payments on loans payable in the aggregate of $116,775 and $185,086, respectively. On March 26, 2021, the Company obtained forgiveness of the PPP Loan, which was recognized as other income on the consolidated statement of operations. The remaining decrease in principal balances are the result of the impact of the change in exchange rates during the period. In addition, the Company obtained a bank loan (“2022 Loan”) in the amount of $51,643 in the 4th quarter of 2022.

Future minimum principal payments under the loans payable are as follows:

Total
Years ending December 31,	Payments
2023	$164,656
2024	2,105
2025	2,195
2026	2,278
2027	2,365
Thereafter	82,722
$256,321

The Company incurred interest expense related to the loans payable in the amount of $10,642 and $29,419 during the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, there is accrued interest of $9,437 and $6,787, respectively, related to the Company’s loans payable.

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

SBA Economic Injury Disaster Loans

On May 22, 2020, the Company received a loan in the principal amount of $94,000 (the “EIDL Loan”) pursuant to the Economic Injury Disaster Loan (“EIDL”) assistance program offered by the SBA in response to the impact of the COVID-19 pandemic on the Company’s business. The EIDL Loan bears interest at 3.75% per annum. Proceeds from the EIDL are being used for working capital purposes. The EIDL Loan is secured by a security interest in all of the Company’s assets.

On July 20, 2022, the federal government notified the Company that installment payments on the remainder of the balance of the EIDL Loan would be required starting 30 months from the date of the loan, which is October 19, 2022. The EIDL loan matures on May 22, 2050.

2020 Demand Loan

On March 1, 2020, the Company received a loan in the amount of $27,641 (ARS $1,777,778) (the” 2020 Demand Loan”) which bore interest at 10% per month and was due upon demand of the lender (the “Demand Loan”). Interest is paid monthly. The entire remaining outstanding balance of the 2020 Demand Loan was paid in full during 2021.

2018 Loan

On January 25, 2018 the Company received a bank loan in the amount of $525,000 (the “2018 Loan”), denominated in U.S. dollars. The 2018 Loan bears interest at 6.75% per annum and was due on January 25, 2023. The Central Bank of Argentina issued a rule instructing the deferral of loan payments for any loan outstanding in April of 2020 due to COVID. The deferral extends the maturity date to October 2023. Pursuant to the terms of the 2018 Loan, principal and interest is to be paid in 60 equal monthly installments of $10,311, beginning on February 23, 2018. As of December 31, 2022 and 2021, the Company is current on the loan.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022 Loan

On December 23, 2022, the Company received a bank loan in the amount of $51,643 (the “2022 Loan”), denominated in 9,000,000 Argentine pesos. The loan is payable in twelve installments of principal and interest at a rate of 7.00% of outstanding principal per month. The first payment was due on January 23, 2023 and the last payment is due on December 25, 2023. Interest incurred on the 2022 Loan during the year ended December 31, 2022 was de minimis.

13. DEBT OBLIGATIONS

There are no outstanding balances in connection with the Company’s debt obligations as of December 31, 2022. The Company’s debt obligations as of December 31, 2021 are summarized below:

	December 31, 2021
	Principal	Interest [1]	Total

2010 Debt Obligations	$-	$13,416	$13,416
2017 Notes	7,000	4,547	11,547
Total Debt Obligations	$7,000	$17,963	$24,963

[1]	Accrued interest is included as a component of accrued expenses on the accompanying consolidated balance sheets (see Note 10, Accrued Expenses).

2010 Debt Obligations

During 2022, the Company repaid the $13,416 interest payable in connection with 2010 Debt Obligations. No principal or interest remained outstanding on the 2010 Debt Obligations as of December 31, 2022.

2017 Notes

On January 8, 2021, $1,163,354 in principal and $258,714 in interest owed in connection with the 2017 Notes was exchanged for 19,751 Units. Each Unit consists of one share of common stock and a one-year warrant exercisable at a price equal to the purchase of the Unit (“Unit”). On September 16, 2022, the Company repaid the remaining principal balance of $7,000 outstanding on the 2017 Notes, such that no principal or interest remained outstanding on the 2017 Notes as of December 31, 2022.

Gaucho Notes

During 2018 and 2019, the Company’s subsidiary, Gaucho Group, Inc., sold convertible promissory notes in the aggregate principal amount of $2,266,800 to accredited investors (the “Gaucho Notes”). During the year ended December 31, 2021, the Company repaid all remaining principal and interest outstanding under the Gaucho Notes of $100,000 and $14,993, respectively, such that no amounts remain outstanding under the Gaucho Notes as of December 31, 2021. The Company incurred interest expense of $0 and $1,724 related to the Gaucho Notes during the years ended December 31, 2022 and 2021, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. CONVERTIBLE DEBT OBLIGATIONS

Activity related to the Company’s convertible notes is summarized below:

	GGH Notes	Investor Notes	October Notes	Total Principal	Debt Discount	Convertible debt, net of discount
Balance at January 1, 2021	$-	$-	$-	$-	$-	$-
Notes issued	6,480,000			6,480,000	(950,813)	5,529,187
Amortization of debt discount					199,161	199,161
Balance at December 31, 2021	6,480,000	-	-	6,480,000	(751,652)	5,728,348
Notes issued	-	1,727,500	1,431,500	3,159,000	-	3,159,000
Note principal exchanged for warrants	(900)			(900)	(848,531)	(849,431)
Debt principal converted to common stock:	(4,481,191)	(1,727,500)	(1,431,500)	(7,640,191)	-	(7,640,191)
Amortization of debt discount	-	-	-	-	1,172,461	1,172,461
Extinguishment loss	-	-	-	-	421,272	421,272
Balance at December 31, 2022	$1,997,909	$-	$-	$1,997,909	$(6,450)	$1,991,459

GGH Convertible Notes

On November 3, 2021, the Company sold senior secured convertible notes of the Company, in the aggregate original principal amount of $6,480,000 (the “GGH Notes”), for gross proceeds of $6,000,000. The GGH Notes are due and payable on the first anniversary of the issuance date (the “Maturity Date”), bear interest at 7% per annum and were originally convertible into shares of common stock of the Company at a conversion price of $42.00 per share (subject to adjustment for standard anti-dilution events). Interest is payable in cash quarterly in arrears. Holders of GGH Notes may convert any portion of outstanding and unpaid principal and interest at any time, subject to a 4.99% beneficial ownership limitation.

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

The GGH Notes include several embedded features that require bifurcation. However, management has determined that the value of these bifurcated derivatives was de minimis as of November 3, 2021 (date of the agreement), December 31, 2021 and December 31, 2022.

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

On February 22, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with holders of GGH Notes. Pursuant to the Exchange Agreement, the Company was able to defer monthly principal payments until May 7, 2022 and will make six monthly payments in the amount of $1,080,000, plus accrued interest and make-whole amount. As consideration for entering into the Exchange Agreement, $300 of aggregate principal amount the GGH Notes was exchanged for three-year warrants (the “GGH Warrants”) for the purchase of an aggregate of 62,500 shares of the Company’s common stock at an exercise price of $21.00 per share, which had an aggregate grant date value of $731,556. The Exchange Agreement was accounted for as a debt modification and the grant date value of the GGH Warrants was recorded as additional debt discount.

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

On May 12, 2022, the Company entered into a conversion agreement with the holders of GGH Notes (the “Letter Agreement #2”) pursuant to which the parties agreed to reduce the Conversion Price to $11.40 and the holders of GGH Notes have committed to converting principal outstanding under the GGH Notes in an amount equal to 4.90% of the outstanding shares of common stock of the Company. The reduction in conversion price was accounted for as debt extinguishment. The Company recorded a loss on extinguishment of debt of $2,105,119, which consisted of (i) $421,272 to eliminate the debt discount related to the cancelled notes, plus (ii) $1,683,847, which represented the difference between the previous net carrying amount and the fair value of the modified debt instrument. On May 13, 2022 principal, interest and fees in the amount of $1,165,099 were converted into 102,202 shares of common stock at conversion price of $11.40 per share, of which 49,680 shares had been previously issued as pre-delivery shares on November 9, 2021 and the remaining 52,522 shares were issued on May 13, 2022.

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

On September 22, 2022, the Company and the Holders of the GGH Notes entered into another exchange agreement (the “Exchange Agreement #2”) with the Holders in order to amend and waive certain provisions of the Existing Note Documents and exchange $300 in aggregate principal amount of the GGH Notes, on the basis and subject to the terms and conditions set forth in the Exchange Agreement #2, for three-year warrants to purchase up to 90,917 shares of the Company’s Common Stock at an exercise price of $3.82. The Exchange Agreement #2 amends the original terms of payment of the Existing Notes and waives payment of principal and interest due on each of September 7, 2022 and October 7, 2022. All principal, interest, and fees are due on the maturity date of November 9, 2022. The Exchange Agreement #2 was accounted for as a debt modification and the grant date fair value of the warrants valued at $102,167 was recorded as additional debt discount.

On November 30, 2022, the Company and the Holders entered into another exchange agreement (the “Exchange Agreement #3”) with the Holders in order to amend and waive certain provisions of the Existing Note Documents and exchanged $300 in aggregate principal amount of the GGH Notes, on the basis and subject to the terms and conditions set forth in the Exchange Agreement #3, for three-year warrants to purchase up to 43,814 shares of the Company’s Common Stock at an exercise price of $2.40 and warrants to purchase up to 43,814 shares of the Company’s Common Stock at an exercise price of $6.00. The Exchange Agreement #3 extends the maturity date of the Existing Notes from November 9, 2022 to February 9, 2023 and waives all other payments due until February 9, 2023. The Exchange Agreement #3 was accounted for as a debt modification and the grant date fair value of the warrants valued at $15,108 was recorded as additional debt discount.

See Note 21, Subsequent Events, related to the repayment and conversion of balances outstanding under the GGH Notes during February 2023.

Investor Notes

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

At the annual stockholder meeting held on August 30, 2022, the Company obtained the requisite stockholder approval, and the Investor Notes comprised of $1,727,500 and $8,252 in interest, were automatically converted into an aggregate of 454,587 units based on a conversion price of $3.82, which represents the three-day VWAP of the Company’s common stock beginning on the date that is two days prior to stockholder approval of such conversion at the 2022 annual stockholder meeting. Each warrant issued upon the conversion of the Investor Notes is exercisable at a price of $3.82 and expires one year from the date of issuance.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October Notes

On October 22, 2022, the Board of Directors approved an offering of up to $1.5 million of 7% convertible promissory notes with a one-year maturity to accredited investors (the “October Notes).

The October Notes will be mandatorily converted upon the earlier to occur of: (i) the date of execution of a ground lease in connection with the previously announced agreement to develop a project in Las Vegas, Nevada (see Note 1, Business Organization, Nature of Operations and Risks and Uncertainties); or (ii) the date the Company obtains stockholder approval to issue shares of the Company’s common stock in accordance with Nasdaq Listing Rule 5635(d) (each, a “Mandatory Conversion Event”).

Upon a Mandatory Conversion Event, the October Notes will be converted into units (“Units”), with each Unit consisting of one share of common stock and a one-year warrant for the purchase of one share of common stock, exercisable at $6.00 per share, at a conversion price equal to the lower of (a) $2.52 per share or (b) the three-day volume weighted average closing price beginning on the date that is two days prior to the Mandatory Conversion Event, subject to a floor price on conversion of $2.40 per share.

On December 19, 2022, at a special meeting of the stockholders of the Company, the stockholders approved, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of up to 1,250,000 shares of the Company’s common stock upon the conversion of the October Notes without giving effect to the 19.99% cap provided under Nasdaq Rule 5635(d).

Also on December 19, 2022, October Notes representing a total of $1,431,500 of principal and $13,817 of interest were mandatorily converted into 602,225 units (“Units”) at a conversion price of $2.40 per Unit.

Interest expense on convertible debt

The Company incurred total interest expense of approximately $1,683,000 and $265,000 related to its convertible debt during the years ended December 31, 2022 and 2021, respectively, including approximately (i) $511,000 and $66,000, respectively, of interest and make-whole interest accrued at stated interest rates; ( (ii) amortization of debt discount in the amount of approximately $1,172,000 and $199,000, respectively. During the year ended December 31, 2022, the Company paid interest in the amount of approximately $166,000 and converted interest in the amount of approximately $265,000 into shares of the Company’s common stock (see Note 16, Temporary Equity and Stockholders’ Equity). No interest on convertible debt was paid or converted during the year ended December 31, 2021. Interest accrued on the GGH Notes is approximately $69,000 and $66,000 as of December 31, 2022 and 2021, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAXES

The Company files tax returns in United States (“U.S.”) Federal, state and local jurisdictions, plus Argentina and the United Kingdom (“U.K.”).

United States and international components of income before income taxes were as follows:

	For The Years Ended
	December 31,
	2022	2021

United States	$(20,801,676)	$(5,268,318)
International	(1,023,622)	2,879,300
Loss before income taxes	$(21,825,298)	$(2,389,018)

The income tax provision (benefit) consisted of the following:

	For The Years Ended
	December 31,
	2022	2021
Federal
Current	$-	$-
Deferred	(5,845,450)	182,674

State and local
Current	-	-
Deferred	1,643,977	(5,771,292)

Foreign
Current	-	-
Deferred	35,005	-
	(4,166,469)	(5,588,618)
Change in valuation allowance	4,166,469	5,588,618
Income tax provision (benefit)	$-	$-

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For The Years Ended
	December 31,
	2022	2021
U.S. federal statutory rate	(21.0%)	(21.0%)
State taxes, net of federal benefit	(6.5%)	0.0%
Permanent differences	8.9%	1.8%
(Re-establishment of) Write-off of deferred tax assets	(2.8%)	(215.3%)
Prior period adjustments	(7.4%)	3.5%
Other	(4.1%)	(2.9%)
Change in valuation allowance	19.1%	233.9%

Income tax provision (benefit)	0.0%	0.0%

As of December 31, 2022 and 2021, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	December 31,
	2022	2021

Net operating loss	$24,283,176	$20,037,451
Impairment of investment - related party	-	-
Loss on extinguishment of debt	-
Stock based compensation	156,631	223,189
Argentine tax credits	35,196	70,201
Accruals and other	-	-
Receivable allowances	306,698	284,392
Total deferred tax assets	24,781,701	20,615,233
Valuation allowance	(24,781,605)	(20,615,137)
Deferred tax assets, net of valuation allowance	96	96
Excess of book over tax basis of warrants	(96)	(96)
Net deferred tax assets	$-	$-

As of December 31, 2022, the Company has approximately $85,374,000 of gross U.S. federal net operating losses (“NOLs”), which includes approximately $4,100,000 of GGI NOLs. Approximately $53,198,783 of the federal NOLs will expire from 2022 to 2037 and approximately $32,175,217 have no expiration date. These NOL carryovers are subject to annual limitations under Section 382 of the U.S. Internal Revenue Code because there was a greater than 50% ownership change, as determined under the regulations, on or about June 30, 2012. We have determined that, due to those annual limitations under Section 382, an additional $6,300,000 of NOLs will expire unused and are not included in the available NOLs stated above. Therefore, we have reduced the related deferred tax asset for NOL carryovers by approximately $2,810,000 from June 30, 2012 forward. The Company’s NOLs generated through the date of the ownership change on June 30, 2012 are subject to an annual limitation of approximately $1,000,000. The Company remains subject to the possibility that a greater than 50% ownership change could trigger additional annual limitations on the usage of NOLs. As of December 31, 2021, the Company had approximately $67,934,000 of gross U.S. federal net operating losses (“NOLs”), which included approximately $2,500,000 of GGI NOLs which is no longer part of the consolidated tax group because GGH’s ownership interest is now less than 80%.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, the Company has approximately $56,193,000 and $32,597,000 of gross New York State and New York City NOLs, each of which includes approximately $0 of GGI NOLs. As of December 31, 2022, the Company had Florida NOLs of approximately $10,606,000. As of December 31, 2021, the Company has approximately $56,193,000 and $32,597,000 of gross New York State and New York City NOLs, each of which includes approximately $1,500,000 of GGI NOLs. As of December 31, 2021, the Company had Florida NOLs of approximately $4,900,000. All of the state and local NOLs will expire from 2035 to 2038. During the year ended December 31, 2021, the Company re-established nexus in New York State and New York City as the Company has employees located there. The Florida NOLs may be carried forward indefinitely. The previously written off NOL’s and related deferred tax assets (that have been reduced by a valuation allowance of a corresponding amount) have been reinstated.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized. The valuation allowance for the year ended December 31, 2022 and 2021 increased by approximately $4,166,469 and $5,588,000, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2022 and 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company has U.S. tax returns subject to examination by tax authorities beginning with those filed for the year ended December 31, 2017 (or the year ended December 31, 2022 if the Company were to utilize its NOLs). No tax audits were commenced or were in process during the years ended December 31, 2022 and 2021. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SEGMENT DATA

The Company’s financial position and results of operations are classified into three reportable segments, consistent with how the CODM makes decisions about resource allocation and assesses the Company’s performance.

●	Real Estate Development, through AWE and TAR, including hospitality and winery operations, which support the ALGODON® brand.
●	Fashion (e-commerce), through GGI, including the manufacture and sale of high-end fashion and accessories sold through an e-commerce platform.
●	Corporate, consisting of general corporate overhead expenses not directly attributable to any one of the business segments.

The following tables present segment information for the year ended December 31, 2022 and 2021:

	For the Year ended December 31, 2022
	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL
Revenues	$1,540,955	$102,760	$-	$1,643,716
Revenues from Foreign Operations	$1,540,955	$-	$-	$1,540,955
Depreciation and Amortization	$152,183	$58,279	$41,479	$251,941
Loss from Operations	$(1,516,746)	$(1,622,122)	$(12,644,782)	$(15,783,650)
Interest Expense, net	$(43,380)	$-	$1,595,091	$1,551,711
Net Loss	$(7,694,866)	$(1,622,122)	$(12,508,310)	$(21,825,298)
Capital Expenditures	$894,251	$974,544	$59,215	$1,928,010
Total Property and Equipment, net	$6,234,856	$1,369,205	$17,196	$7,621,257
Total Property and Equipment, net in Foreign Countries	$6,234,856	$-	$-	$6,234,856
Total Assets	$13,504,914	$3,522,415	$1,665,656	$18,692,985

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year ended December 31, 2021
	Real Estate Development	Fashion (e-commerce)	Corporate(1)	TOTAL
Revenues	$4,898,831	$16,408	$-	$4,915,240
Revenues from Foreign Operations	$4,898,831	$-	$-	$4,898,831
Depreciation and Amortization	$136,766	$3,773	$5,114	$145,653
Loss from Operations	$2,988,414	$(970,154)	$(4,431,038)	$(2,412,778)
Interest Expense, net	$77,316	$1,724	$269,058	$348,098
Net Loss	$3,040,469	$(971,877)	$(4,457,609)	$(2,389,018)
Capital Expenditures	$1,493,093	$452,173	$-	$1,945,266
Total Property and Equipment, net	$3,329,351	$447,590	$-	$3,776,941
Total Property and Equipment, net in Foreign Countries	$3,329,351	$-	$-	$3,329,351
Total Assets	$17,413,160	$2,660,305	$4,240,267	$24,313,732

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

Accounts receivable – related parties of $1,115,816 and $927,874 at December 31, 2022 and 2021, respectively, represent the net realizable value of advances made to, and expense sharing obligations receivable from, separate entities under common management (the “Related Entities”). During the years ended December 31, 2022 and 2021, the Company made advances in the amount of $272,920 and $190,000, respectively, to the Related Entities, and received repayments in the amount of $825,000 and $144,000, respectively, from the Related Entities. Receivables recorded in the amount of $742,943 and 626,101 in connection with expense sharing agreement during the years ended December 31, 2022 and 2021 are discussed below.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a Related Party to share expenses such as office space, support staff and other operating expenses (the “Related Entity ESA”). The agreement was amended on January 1, 2017 to reflect the current use of personnel, office space, professional services. During the years ended December 31, 2022 and 2021, the Company recorded a contra-expense of $742,943 and $626,101, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement.

Investment in Related Party

On June 16, 2021, the Company, through its wholly owned subsidiary, GVI, entered into the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) of LVH Holdings LLC (“LVH”), for the purpose of developing a project in Las Vegas, Nevada (the “Las Vegas Project”). LVH was organized on May 24, 2021 pursuant to the Delaware Limited Liability Act (the “Delaware Act”) with a sole member of SLVH LLC, a Delaware limited liability company (“SLVH”).

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

Pursuant to the terms of the LLC Agreement, upon the execution of the LLC Agreement, GVI made an initial capital contribution to LVH, in cash, in the amount of exactly $1 million and received 56.6 limited liability company interests (the “LVH Units”) in LVH. On July 16, 2021, the Company made an additional capital contribution to LVH in the amount of $2.5 million and received an additional 141.4 LVH Units, and on November 10, 2021, the Company made an additional capital contribution to LVH in the amount of $3.5 million and received an additional 198 LVH Units. On June 7, 2022, the Company, through GVI, executed a Second Amendment to the Amended and Restated Limited Liability Company Agreement of LVH to modify the rules for distributions to the members of LVH, and modify the number, amount and timing of GVI’s additional capital contributions to LVH. On December 12, 2022, the Company, through GVI, executed a Third Amendment to the Amended and Restated Limited Liability Company Agreement of LVH to extend the outside date for execution of the ground lease from December 31, 2022 to June 30, 2023. As of December 31, 2022 and 2021, the Company owned an aggregate of 396 LVH Units, representing 11.9% ownership of LVH.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate capital contribution of $7,000,000 as of December 31, 2021 is included within investment – related parties on the consolidated balance sheet. As of December 31, 2022, LVH had not yet executed a lease for the Las Vegas project, and the Company determined that its investment in LVH was not recoverable. Accordingly, the Company recorded impairment expense in the amount of $7,000,000, such that the carrying amount of the Company’s investment in LVH is $0 as of December 31, 2022.

During the years ended December 31, 2022 and 2021, the Company recorded income of $300,000 and $162,500 respectively, representing management fees received from LVH pursuant to a June 2021 agreement with LVH. As of December 31, 2022 and 2021, the Company has deferred revenue in the amount of $150,000 and $0, respectively, related to prepaid management fees received from LVH.

18. BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. For the years ended December 31, 2022 and 2021, the Company recorded a charge associated with its contribution of $32,614 and $27,821, respectively. This charge has been included as a component of general and administrative expenses in the accompanying consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair market value of its common stock on the date the shares are issued (shares were issued at $26.75 and $57.48 per share during 2022 and 2021, respectively.)

19. TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue up to 150,000,000 shares of common stock, $0.01 par value per share, pursuant to the Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 4, 2022.

On February 16, 2021, the Company effected a reverse stock split in the ratio of 1 share of common stock for 15 previously issued shares of common stock. On November 4, 2022, the Company effected a reverse stock split in the ratio of 1 share of common stock for 12 previously issued shares of common stock and filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”). There were 7,380 fractional shares issued as a result of the 2022 reverse stock split and no fractional shares issued as a result of the 2021 reverse stock split. All fractional shares as a result of the Reverse Split were rounded up to the nearest whole number.

As of December 31, 2022 and 2021, there were 3,653,401 and 823,496 shares of common stock issued, and 3,653,120 and 823,215 shares outstanding, respectively.

Effective September 16, 2022, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect the reduction in the number of authorized shares of preferred stock from 11,000,000 shares to 902,670 shares as a result of the previous conversion of the Series A Convertible Preferred into shares of common stock of the Company. There were no shares of preferred stock issued or outstanding at December 31, 2022 and 2021. The Board of Directors has the ability to issue blank check preferred stock under the Amended and Restated Certificate of Incorporation.

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

On August 30, 2022, the stockholders approved an increase of the number of shares authorized to be awarded under the 2018 Equity Incentive Plan to 25% of the Company’s common stock outstanding on a fully diluted basis as of the date of stockholder approval. As a result of the stockholder’s approval, the number of shares authorized to be awarded was 848,033 shares and the number of shares available for issuance under the 2018 Equity Incentive Plan was 767,280.

As of December 31, 2022, there were 6,141 shares available for issuance under the 2018 Equity Incentive Plan. On January 1, 2023, the 2.5% automatic increase to available shares provided for an additional 160,095 shares.

On October 5, 2018, GGH, as the sole stockholder of GGI, and the Board of Directors of GGI approved the Gaucho 2018 Equity Incentive Plan (the “2018 Gaucho Plan”). The 2018 Gaucho Plan provides for grants for the purchase of up to an aggregate of 8,000,000 shares of GGI’s common stock, including incentive and non-qualified stock options, restricted stock, performance awards and other stock-based awards. No equity awards were granted pursuant to the 2018 Gaucho Plan during the years ended December 31, 2022 or 2021. As of December 31, 2022, there are 2,280,000 shares of GGI’s common stock available to be issued under the 2018 Gaucho Plan.

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

Effective February 16, 2021, as a result of the listing of the Common Stock on Nasdaq, 901,070 shares of Series B preferred stock, representing all of the preferred shares outstanding, were converted into 50,059 shares of common stock.

Dividends earned by the Series B stockholders were $0 during the years ended December 31, 2022 and 2021. Dividends payable of $0 and $76,762 are included in other current liabilities at December 31, 2022 and 2021, respectively. Cumulative unpaid and undeclared dividends in arrears related to the Series B totaled $0 as of December 31, 2022 and 2021, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

On January 8, 2021, the Company issued an aggregate of 6,097 shares of common stock and one-year warrants to purchase 6,097 shares of common stock at an exercise price of $72.00 per share to accredited investors with a substantive pre-existing relationship with the Company for aggregate gross proceeds of $439,000.

On January 8, 2021, the Company issued 19,751 shares of common stock and one-year warrants to purchase 19,751 shares of common stock upon the exchange of $1,163,354 in principal and $258,714 in interest owed in connection with the 2017 Notes (see Note 13 – Debt Obligations).

On July 2, 2021, the Company issued 22,875 shares of common stock upon exercise of warrants to purchase 22,875 shares of common stock with an exercise price of $72.00 per share and received aggregate proceeds of $1,647,000.

On July 6, 2021, the Company issued 688 shares of common stock at $57.48 per share with a fair value of approximately $39,537 in settlement of its matching obligations for the year ended December 31, 2020 under the Company’s 401(k) profit sharing plan.

On July 21, 2021, the Company issued 2,500 shares of common stock at $42.36 per share with a fair value of $105,900 pursuant to a service agreement.

On February 3, 2022, the Company issued 1,250 shares of common stock and paid $34,999 cash as consideration for the purchase of the domain name Gaucho.com. The seller is entitled to additional shares if the closing price per share is less than $31.68 on August 14, 2022, such that the collective value of the total shares issued to the seller has a fair market value of $39,600. (See Note 7 - Intangible Assets). On August 14, 2022, the closing price per share was $4.32. As a result, the Company issued 7,364 additional shares to the seller of the domain name.

On February 3, 2022, the Company issued 106,952 shares of its common stock, valued at $2,194,653, to Hollywood Burger Holdings, Inc, a company with whom GGH shares common management, in exchange for a 100% ownership interest in Hollywood Burger Argentina S.R.L., now Gaucho Development S.R.L., The purpose of the acquisition was to acquire certain real property held by Gaucho Development S.R.L.

On March 28, 2022 the Company issued 1,040 shares of common stock at $26.76 per share with a fair value of approximately $27,821 in satisfaction of its matching obligations for the year ended December 31, 2021, in connection with its 401(k) profit-sharing plan.

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

On June 22, 2022, the Company issued (i) 183,942 vested shares of its common stock valued at $1,379,568 and (ii) 26,278 restricted stock units valued at $197,081 (see Restricted Stock Units, below), in exchange for, and upon the cancellation of, options for the purchase of 5,502,500 shares of GGI common stock (the “GGI Stock Options”). As of the date of this exchange, the value of the cancelled GGI options approximated the value of the common stock and restricted stock units issued to the GGI Option holders.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Offering

On February 19, 2021, the Company closed an underwritten public offering of units at an offering price of $72.00 per Unit (“Public Offering Units”) with each Public Offering Unit consisting of one share of common stock and one eighteen-month warrant for the purchase of common stock at $72.00 per share. The Company sold and issued an aggregate of 111,111 shares of common stock and 127,778 warrants exercisable at $72.00 per share for approximate gross and net proceeds of $8.0 million and $6.6 million, respectively, which includes offering costs of $1.4 million that include underwriting discounts and commissions and other offering expenses. In connection with the public offering, the Company issued the representative of such underwriters a five-year warrant exercisable for up to 1,278 shares of common stock at an exercise price of $90 per share.

Due to the successful closing of the public offering, 4,513 shares of the Company’s common stock previously issued to its placement agent became fully vested on February 19, 2021. As a result, the Company recognized the fair value of $268,064 as offering costs, which was recognized as a debit and credit to additional paid in capital.

Common Stock Purchase Agreement and Registration Rights Agreement

On May 6, 2021, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with an underwriter (the “Underwriter”) Pursuant to the Purchase Agreement, the Company has the right to sell to the Underwriter up to $50,000,000 (the “Total Commitment”) in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The Company has the right, but not the obligation, from time to time at the Company’s sole discretion over a 36-month period from and after the commencement (the “Commencement Date”), to direct the Underwriter to purchase up to a fixed maximum amount of shares of Common Stock as set forth in the Purchase Agreement (each, a “Fixed Purchase”), on any trading day, in addition to other requirements set forth in the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued 10,028 shares of common stock (the “Commitment Shares”) to the Underwriter with an issuance date fair value of $500,000, which was recognized as a debit to additional paid-in capital.

The Purchase Agreement limits the sale of shares of the Company’s common stock to the Underwriter, and the Underwriter’s purchase or acquisition of common stock from the Company, to an amount of common stock that, when aggregated with all other shares of the Company’s common stock then beneficially owned by the Underwriter would result in the Underwriter having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of the Company’s common stock The purchase price of the shares of common stock that the Company elects to sell to the Underwriter pursuant to a Fixed Purchase under the Purchase Agreement will be determined by reference to the market prices of the common stock during the applicable Fixed Purchase Valuation Period for such Fixed Purchase as set forth in the Purchase Agreement, less a fixed 7% discount. The purchase price of the shares of common stock that the Company elects to sell to the Underwriter pursuant to a VWAP Purchase under the Purchase Agreement will be determined by reference to the lowest daily volume weighted average price of the common stock during the three consecutive trading day-period immediately following the date on which we timely deliver the applicable VWAP Purchase notice for such VWAP Purchase to the Underwriter (the “VWAP Purchase Valuation Period”) as set forth in the Purchase Agreement, less a fixed 5% discount.

In connection with this transaction, the Company engaged a placement agent to help raise capital. The Company has agreed to pay its placement agent a fee of 8% of the amount of the funds raised pursuant to the Purchase Agreement.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2022, the Company sold an aggregate of 50,049 shares of the Company’s common stock to the Underwriter for gross proceeds of $555,811 less cash offering costs of $44,465 related to the Commitment Shares. During the year ended December 31, 2021, the Company sold an aggregate of 114,506 shares of the Company’s common stock for gross proceeds of $5,135,210 less cash offering costs of $457,810 and non-cash offering costs of $500,000 related to the Purchase Agreement.

On November 8, 2022, the parties terminated the Common Stock Purchase Agreement and Registration Rights Agreement by and between the Company and an underwriter (the Underwriter), dated May 6, 2021. On the same date, the parties entered into a new Common Stock Purchase Agreement and Registration Rights Agreement (the “New ELOC”) with the Underwriter. Under the New ELOC, the Company has the right to sell to the Underwriter up to the lesser of (i) $44,308,969 of newly issued shares of the Company’s common stock and (ii) the Exchange Cap, as defined, from time to time at a price equal to 95% of the lowest daily VWAP during the three consecutive trading days immediately following the date that the Company provides notice to the Underwriter, directing the Underwriter to purchase shares. The New ELOC expires on November 8, 2025. The Company’s registration statement required under the New ELOC was declared effective on December 27, 2022.

The Company has agreed to reimburse the Underwriter for reasonable out-of-pocket expenses (including legal fees and expenses), up to a maximum of $35,000. In connection with the New ELOC, the Company engaged a placement agent to help raise capital. The Company has agreed to pay its placement agent a fee of 8% of the amount of the funds raised pursuant to the Purchase Agreement.

On December 31, 2022, the Company sold 10,000 shares of the Company’s common stock to the Underwriter for net proceeds of $10,086, pursuant to the New ELOC.

Accumulated Other Comprehensive Loss

For years ended December 31, 2022 and 2021, the Company recorded a gain of $764,877 and $325,355, respectively, of foreign currency translation adjustments as accumulated other comprehensive income, primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 2 – Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

A summary of warrant activity during the year ended December 31, 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2022	132,029	$72.12
Issued	1,297,857	5.68
Exercised	-	-
Expired	(130,751)	72.00
Canceled	-	-
Outstanding, December 31, 2022	1,299,135	$5.77	1.0	$-

Exercisable, December 31, 2022	1,299,135	$5.77	1.0	$-

See (i) Common Stock and (ii) Public Offering in Note 19, above, and (iii) Note 14, Convertible Debt Obligations for details about the 2022 warrant issuances.

A summary of outstanding and exercisable warrants as of December 31, 2022 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$2.40	Common Stock	43,814	1.9	43,814
$3.82	Common Stock	545,504	0.7	545,504
$6.00	Common Stock	646,039	1.0	646,039
$21.00	Common Stock	62,500	1.9	62,500
$90.00	Common Stock	1,278	3.1	1,278
	Total	1,299,135	1.0	1,299,135

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

During the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense of $579,630 and $0, respectively, related to the amortization of RSUs.

A summary of RSU activity during the year ended December 31, 2022 is presented below:

		Weighted Average
	Number of	Grant Date Value
	RSUs	Per Share
RSUs non-vested January 1, 2022	-	$-
Granted	816,792	1.46
Vested	(299,999)	1.92
Cancelled	(5,293)	4.74
RSUs non-vested December 31, 2022	511,500	$1.16

On June 22, 2022, the Company issued 26,278 restricted stock units (“RSUs”) with an aggregate grant date value of $197,081 upon the cancellation of, options for the purchase GGI common stock (see Note 2 – Summary of Significant Accounting Policies, Non-Controlling Interest). The restricted stock units vested equally on each of September 18, 2022 and December 18, 2022.

On August 11, 2022, the Company granted an aggregate of 23,238 restricted stock units with an aggregate grant date value of $108,737 to six non-executive members of the Board of Directors, which vested on December 31, 2022. On August 30, the terms of two directors expired and neither was re-elected at the Company’s annual stockholder meeting. As a result, the company issued a total of 2,568 shares to the two outgoing directors based on the pro rata vesting as of such date. The remaining 15,492 units vested on December 31, 2022.

On December 24, 2022, the Board approved the issuance of 767,280 RSUs pursuant to the 2018 Plan effective December 31, 2022. The RSUs were issued to certain employees, contractors, consultants and advisors in exchange for services performed in 2022. A third of the RSUs vested on December 31, 2022 and the remaining shares will vest equally on the next two anniversary dates of December 31, 2023 and 2024. There are 511,500 unvested RSUs outstanding as of December 31, 2022.

Stock Options

During the years ended December 31, 2022 and 2021, the Company recorded total stock-based compensation expense of $269,965 and $530,472, respectively, related to stock option grants, which is reflected as general and administrative expenses in the consolidated statements of operations. As of December 31, 2022, there was $169,595 of unrecognized stock-based compensation expense, all of which is related to GGH stock option grants that will be amortized over a weighted average period of 1.5 years. No stock options were granted during the years ended December 31, 2022 and 2021.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gaucho Group Holdings, Inc. Stock Options

During the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense of $259,611 and $396,244, respectively, related to GGH stock option grants.

A summary of GGH stock options activity during the year ended December 31, 2022 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2022	46,752	102.72
Granted	-	-
Exercised	-	-
Expired	(4,251)	198.00
Forfeited	(1,890)	105.31
Outstanding, December 31, 2022	40,612	$85.35	1.4	$-

Exercisable, December 31, 2022	33,811	$86.61	1.2	$-

The following table presents information related to GGH stock options as of December 31, 2022:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$4.62	556	1.1	524
$6.47	834	0.7	835
$7.08	278	3.0	140
$7.20	833	2.8	418
$7.26	556	2.7	313
$69.36	18,833	1.4	15,834
$97.08	6,056	0.7	6,057
$108.96	6,861	2.7	3,883
$138.60	5,806	0.1	5,806
	40,612	1.2	33,811

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gaucho Group, Inc. Stock Options

As the result of the Company’s issuance of common stock and RSUs upon the exchange of GGI Stock Options on June 22, 2022 (see Common Stock, above), no options to purchase shares of GGI common stock under the 2018 Gaucho Plan (the “GGI Stock Options”) remain outstanding as of December 31, 2022.

During the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense of $10,354 and $134,228, respectively, related to GGI stock option grants.

20. COMMITMENTS AND CONTINGENCIES

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 14, 2022, the Company and Maria Echevarria, its Chief Financial Officer, entered into an employment agreement to continue to serve as the Company’s Chief Financial Officer, effective January 1, 2022 for a three-year term, subject to automatic renewal of successive one-year periods. Pursuant to the employment agreement, Ms. Echevarria will receive a base salary of $230,000 for 2022; $250,000 for the second year; and $275,000 for the third year, which may be increased or decreased from time to time with the approval of the board of directors. In addition, Ms. Echevarria is eligible for an annual cash and equity bonus based on certain key performance indicators, as approved by the board of directors, and she is entitled to participate in the Company’s 2018 Equity Incentive Plan, insurance, health, retirement, and other benefit plans.

Lease Commitments

On April 8, 2021, GGI entered into a lease agreement to lease a retail space in Miami, Florida for 7 years, which expires May 1, 2028. As of December 31, 2022, the lease had a remaining term of approximately 5.3 years. Lease payments begin at $26,758 per month and escalate 3% every year over the duration of the lease. The Company was granted rent abatements of 15% for the first year of the lease term, and 10% for the second and third year of the lease term. The Company was required to pay a $56,130 security deposit.

As of December 31, 2022, the Company had no leases that were classified as a financing lease.

Total operating lease expenses were $331,862 and $221,241, years ended December 31, 2022 and 2021, respectively. Lease expenses are recorded in general and administrative expenses on the consolidated statements of operations.

Supplemental cash flow information related to leases was as follows:

	For the Year Ended December 31,
	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$175,316	$155,484

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$1,861,983

Weighted Average Remaining Lease Term:
Operating leases	5.3	6.3

Weighted Average Discount Rate:
Operating leases	N/A	7.0%

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease commitments are as follows:

For the Years Ending December 31,	Amount
2023	$303,603
2024	336,102
2025	357,881
2026	368,617
2027	365,004
Thereafter	120,463
Total future minimum lease payments	1,851,670
Less: imputed interest	(320,487)
Total	$1,531,183

21. SUBSEQUENT EVENTS

On January 9, 2023, the Company entered into a series of promissory notes for gross proceeds of $185,000 bearing interest at 8% per annum. The maturity date is January 9, 2024.

On February 2, 2023, the Company and the holders of the remaining GGH Notes entered into a fourth letter agreement (“Letter Agreement #4). Pursuant to Letter Agreement #4, the parties agreed to reduce the Conversion Price of the Notes to the lower of: (i) the Closing Sale Price on the Trading Day immediately preceding the Conversion Date; and (ii) the average Closing Sale Price of the common stock for the five Trading Days immediately preceding the Conversion Date, beginning on the Trading Day of February 3, 2023. Any conversion which occurs shall be voluntary at the election of the Holder. Between February 3rd and February 15th, 2023, a total of approximately $1,335,000 in principal was converted to 847,917 shares at prices ranging from $1.45 and $2.40.

On February 8, 2023, the Company and the holders of the remaining GGH Notes entered into a fifth letter agreement (“Letter Agreement #5). Pursuant to Letter Agreement #5, the parties agreed to extend the maturity date of the notes from February 9, 2023 to February 28, 2023. The conversion amount and all outstanding amortization amounts and amortization redemption amounts (as defined in the note documents) shall be due and payable in full on February 28.

On February 10, 2023, the Company sold 591,000 shares of common stock for gross proceeds of $591,000 to accredited investors and warrants to purchase 147,750 shares of common stock at an exercise price of $1.00 per share. The Warrants are exercisable for two years from the date of issuance.

On February 20, 2023, the Company entered into another exchange agreement (the “Exchange Agreement #4”) with the holders of the GGH Notes. In exchange for $300 in aggregate principal amount of the GGH Notes, warrants are issued to purchase up to an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.00. The Warrants are immediately exercisable and may be exercised at any time, and from time to time, on or before the second anniversary of the date of issuance.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 21, 2023, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company will sell to the investor a series of senior secured convertible notes of the Company in the aggregate original principal amount of $5,617,978, and a series of common stock purchase warrants which shall be exercisable into an aggregate of 3,377,099 shares of common stock of the Company for a term of three years. The Company received $5,000,000 in proceeds after the original issue discount of 11% on the principal. The convertible notes are convertible into shares of common stock of the Company at a conversion price of $1.34 (subject to adjustment for standard anti-dilution events). The convertible notes are due and payable on the first anniversary of the Issuance Date and bear interest at a rate of 7% per annum, which shall be payable either in cash monthly or by way of inclusion of the accrued interest in the conversion amount on the conversion date. The Company used a portion of the proceeds to repay all principal, interest, and fees of $905,428 owed on the GGH Notes (see Note 14 - Convertible Deb Obligations).

Foreign Currency Exchange Rates

The Argentine Peso to United States Dollar exchange rate was 210.36, 175.74 and 102.68 at April 3, 2023, December 31, 2022 and December 31, 2021, respectively.

The British pound to United States dollar exchange rate was 0.8053, 0.8264 and 0.7340 at April 3, 2023, December 31, 2022 and December 31, 2021, respectively.

