Form 10-Q
period 2023-03-31
Gaucho Group Holdings, Inc.
filed 2023-05-19
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 18, 2023, there were 6,592,924 shares of common stock outstanding.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current Assets
Cash	$2,389,882	$300,185
Accounts receivable, net of allowance of $17,968 and $21,229 at March 31, 2023 and December 31, 2022, respectively	56,336	106,156
Accounts receivable - related parties, net of allowance of $470,516 and $339,503 at March 31, 2023 and December 31, 2022, respectively	1,179,121	1,115,816
Mortgages receivable, net of allowance $42,769 and $46,424 at March 31, 2023 and December 31, 2022, respectively	710,313	586,631
Inventory	1,998,994	1,888,962
Real estate lots held for sale	559,487	559,487
Prepaid expenses and other current assets	651,623	461,637
Total Current Assets	7,545,756	5,018,874
Long Term Assets
Mortgages receivable, non-current portion, net of allowance of $147,403 and $150,126 at March 31, 2023 and December 31, 2022, respectively	3,185,791	3,278,617
Advances to employees	288,796	282,055
Property and equipment, net	7,563,369	7,621,257
Operating lease right-of-use asset	1,392,993	1,449,442
Prepaid foreign taxes, net	907,962	916,823
Intangible assets, net	68,544	69,787
Deposits, non-current	56,130	56,130
Total Assets	$21,009,341	$18,692,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

	March 31,	December 31,
	2023	2022
	(unaudited)
Liabilities, Temporary Equity and Stockholders’ Equity
Current Liabilities
Accounts payable	$551,597	$917,270
Accrued expenses, current portion	1,214,916	1,664,816
Deferred revenue	1,466,652	1,373,906
Operating lease liabilities, current portion	208,590	202,775
Loans payable, current portion	293,110	164,656
Convertible debt obligations, net, current portion	3,382,509	-
Other current liabilities	67,190	100,331
Total Current Liabilities	7,184,564	4,423,754
Long Term Liabilities
Accrued expenses, non-current portion	51,951	66,018
Operating lease liabilities, non-current portion	1,274,698	1,328,408
Loans payable, non-current portion	93,541	91,665
Convertible debt obligations, net, non-current portion	-	1,991,459
Total Liabilities	8,604,754	7,901,304
Commitments and Contingencies (Note 14)
Series B convertible redeemable preferred stock, par value $0.01 per share; 902,670 shares designated; none issued and outstanding at March 31, 2023 and December 31, 2022; no shares are available for issuance	-	-
Stockholders’ Equity
Preferred stock, 902,670 shares authorized	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 5,521,800 and 3,653,401 shares issued and 5,521,519 and 3,653,120 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	55,215	36,534
Additional paid-in capital	143,564,396	139,123,642
Accumulated other comprehensive loss	(10,882,368)	(10,842,569)
Accumulated deficit	(120,286,301)	(117,479,571)
Treasury stock, at cost, 281 shares at March 31, 2023 and December 31, 2022	(46,355)	(46,355)
Total Stockholders’ Equity	12,404,587	10,791,681
Total Liabilities, Temporary Equity and Stockholders’ Equity	$21,009,341	$18,692,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Sales	$447,767	$425,597
Cost of sales	(293,299)	(238,127)
Gross profit	154,468	187,470
Operating Expenses
Selling and marketing	234,579	171,820
General and administrative	1,756,688	1,745,234
Depreciation and amortization	109,206	46,219
Total operating expenses	2,100,473	1,963,273
Loss From Operations	(1,946,005)	(1,775,803)

Other Expense (Income)
Interest income	(50,344)	(3,852)
Interest expense	602,292	758,072
Other income, related party	(75,000)	(75,000)
Loss on extinguishment of debt	383,987	-
Gains from foreign currency translation	(111,792)	(182,922)
Total other (income) expense	749,143	496,298
Net Loss	(2,695,148)	(2,272,101)
Net loss attributable to non-controlling interest	-	72,261
Net Loss Attributable to Common Stockholders	$(2,695,148)	$(2,199,840)

Net Loss Per Common Share
Basic and Diluted	$(0.58)	$(2.53)

Weighted Average Number of Common Shares Oustanding
Basic and Diluted	4,661,643	869,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Net loss	$(2,695,148)	$(2,272,101)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(39,799)	263,406
Comprehensive loss	(2,734,947)	(2,008,695)
Comprehensive loss attributable to non-controlling interests	-	72,261
Comprehensive loss attributable to controlling interests	$(2,734,947)	$(1,936,434)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - January 1, 2023	3,653,401	$36,534	281	$(46,355)	$139,123,642	$(10,842,569)	$(117,479,571)	$10,791,681
Cumulative effect of change upon adoption of ASU 2016-13	-	-	-	-	-	-	(111,582)	(111,582)
Stock-based compensation:								-
Options	-	-	-	-	38,834	-	-	38,834
Restricted stock units	3,890	39	-	-	79,383	-	-	79,422
Common stock issued for 401(k) employer matching	24,160	242	-	-	32,375	-	-	32,617
Shares issued under the New ELOC, net of offering costs [1]	364,430	3,644	-	-	437,765	-	-	441,409
Relative fair value of warrants issued with 2023 Notes, net of issuance costs [2]	-	-	-	-	1,506,319	-	-	1,506,319
Warrants issued for modification of GGH Notes	-	-	-	-	134,779	-	-	134,779
Reduction of warrant exercise price on new debt issuance	-	-	-	-	63,502	-	-	63,502
Shares issued upon conversion of debt and interest	833,333	8,333	-	-	1,563,220	-	-	1,571,553
Common stock issued for cash in private placement	591,000	5,910	-	-	585,090	-	-	591,000
Cashless warrant exercise	51,305	513	-	-	(513)	-	-	-
True-up adjustment	281	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,695,148)	(2,695,148)
Other comprehensive income	-	-	-	-	-	(39,799)	-	(39,799)
Balance, March 31, 2023	5,521,800	$55,215	281	$(46,355)	$143,564,396	$(10,882,368)	$(120,286,301)	$12,404,587

[1]	Includes gross proceeds of $480,670, less $39,261 offering costs
[2]	Represents $1,609,935 relative fair value of warrants, less $103,616 of allocable issuance costs

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(unaudited)

						Accumulated		Gaucho Group
					Additional	Other		Holdings	Non-	Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interest	Equity
Balance - January 1, 2022	823,496	$8,235	281	$(46,355)	$121,633,826	$(11,607,446)	$(95,726,534)	$14,261,726	$(169,882)	$14,091,844
Stock-based compensation:
Options	-	-	-	-	72,700	-	-	72,700	10,354	83,054
Common stock issued for 401(k) employer matching	1,040	10	-	-	27,811	-	-	27,821	-	27,821
Common stock issued for purchase of minority interest	86,899	869	-	-	(232,658)	-	-	(231,789)	231,789	-
Common stock issued for acquisition of GDS	106,952	1,070	-	-	2,193,583	-	-	2,194,653	-	2,194,653
Common stock issued for purchase of domain name	1,250	13	-	-	39,587	-	-	39,600	-	39,600
Warrants issued for modification of convertible debt principal	-	-	-	-	731,856	-	-	731,856	-	731,856
Net loss	-	-	-	-	-	-	(2,199,840)	(2,199,840)	(72,261)	(2,272,101)
Other comprehensive income	-	-	-	-	-	263,406	-	263,406	-	263,406
Balance, March 31, 2022	1,019,637	$10,197	281	$(46,355)	$124,466,705	$(11,344,040)	$(97,926,374)	$15,160,133	$-	$15,160,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(2,695,148)	$(2,272,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	5,908	18,976
Stock options	38,834	83,054
Restricted stock units	79,422	-
Noncash lease expense	56,449	53,325
Gain on foreign currency translation	(111,792)	(182,922)
Depreciation and amortization	109,206	46,219
Amortization of debt discount	362,166	551,441
Provision for credit losses	45,272	94
Loss on extinguishment of debt	383,987	-
Decrease (increase) in assets:
Accounts receivable and mortgages receivable	(236,674)	(272,116)
Employee advances	(7,141)	2,080
Inventory	(110,032)	(92,564)
Deposits	-	-
Prepaid expenses and other current assets	(181,125)	(207,513)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(690,419)	186,280
Operating lease liabilities	(47,895)	(38,892)
Deferred revenue	92,746	40,259
Other liabilities	(33,141)	(14,866)
Total Adjustments	(244,229)	172,855
Net Cash Used in Operating Activities	(2,939,377)	(2,099,246)
Cash Used in Investing Activities
Cash paid to acquire GDS, net of cash acquired	-	(7,560)
Purchase of property and equipment	(50,074)	(767,068)
Purchase of intangible asset	-	(34,999)
Net Cash Used in Investing Activities	(50,074)	(809,627)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Provided by Financing Activities
Proceeds from loans payable	185,000	-
Repayments of loans payable	(32,605)	(26,329)
Proceeds from common stock issued for cash	591,000	-
Proceeds from the issuance of convertible debt	5,000,000	-
Financing costs in connection with the issuance of convertible debt	(321,803)
Repayments of convertible debt obligations	(744,054)	-
Proceeds from issuance of shares under the New ELOC, net of offering costs [1]	441,409	-
Net Cash Provided by Financing Activities	5,118,947	(26,329)
Effect of Exchange Rate Changes on Cash	(39,799)	263,406
Net (Decrease) Increase in Cash	2,089,697	(2,671,796)
Cash - Beginning of Period	300,185	3,649,407
Cash - End of Period	$2,389,882	$977,611

Supplemental Disclosures of Cash Flow Information:
Interest paid	$307,635	$108,691

Non-Cash Investing and Financing Activity
Equity issued to satisfy accrued stock based compensation obligation	$32,617	$27,821
Equity issued as consideration for intangible assets	$-	$39,600
Equity issued for purchase of non controlling interest	$-	$231,789
Equity issued for acquisition of GDS	$-	$2,194,653
Warrants issued and debt principal exchanged upon modification of convertible debt	$-	$731,856
Shares issued upon conversion of debt and interest	$1,571,553	$-
Cashless warrant exercise	$513	$-
Relative fair value of warrants issued with 2023 Notes, net of allocable issuance costs [2]	$1,506,319	$-
Change in value of modified warrants	$63,502	$-

[1]	Gross proceeds of $480,671, less offering costs of $39,261
[2]	Represents $1,609,935 relative fair value of warrants, less $103,616 in allocable issuance costs

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

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

As wholly owned subsidiaries of GGH, InvestProperty Group, LLC (“IPG”), Algodon Global Properties, LLC (“AGP”) and Gaucho Ventures I – Las Vegas, LLC (“GVI”) operate as holding companies that invest in, develop and operate global real estate and other lifestyle businesses such as wine production and distribution, golf, tennis, and restaurants. GGH operates its properties through its ALGODON® brand. IPG and AGP have invested in two ALGODON® brand projects located in Argentina. The first project is Algodon Mansion, a Buenos Aires-based luxury boutique hotel property that opened in 2010 and is owned by the Company’s subsidiary, The Algodon – Recoleta, SRL (“TAR”). The second project is the redevelopment, expansion and repositioning of a Mendoza-based winery and golf resort property now called Algodon Wine Estates (“AWE”), the integration of adjoining wine producing properties, and the subdivision of a portion of this property for residential development. (“GDS”). GVI is a party to an agreement with LVH Holdings (“LVH”) to develop a project in Las Vegas, Nevada.

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

Non-Controlling interest

As a result of a 2019 conversion of certain convertible debt into shares of Gaucho Group, Inc. (“GGI”) common stock, GGI investors obtained a 21% ownership interest in GGI, which was recorded as a non-controlling interest. The profits and losses of GGI for the period from January 1, 2022 through March 28, 2022 are allocated between the controlling interest and the non-controlling interest in the same proportions as their membership interest. On March 28, 2022, the Company issued 86,899 shares of its common stock to the minority holders of GGI, in exchange for the remaining 21% ownership of GGI. Consequently, the Company owns 100% of the outstanding common stock of GGI.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2022, except as disclosed below.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2023 and for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on April 17, 2023.

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

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of March 31, 2023, the Company had cash and working capital of $2,389,882 and $361,192, respectively. During the three months ended March 31, 2023 and 2022, the Company incurred net losses of $2,695,148 and $2,272,101, respectively, and used cash in operating activities of $2,939,377 and $2,099,246, respectively. Further, as of March 31, 2023, $5,536,404 owed in connection with the Company’s convertible debt matures on February 21, 2024, and $293,110 represents the current portion of the Company’s loans payable which are payable on demand or for which payments are due within twelve months after March 31, 2023. During the three months ended March 31, 2023, the Company funded its operations with proceeds from convertible debt financing of $5,000,000, proceeds of $185,000 from a loan, proceeds of $441,409 from draws on the Company’s equity line of credit, and $591,000 from the sale of common stock.

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months from the date these financial statements are made available. Since inception, the Company’s operations have primarily been funded through proceeds received from equity and debt financings. The Company believes it has access to capital resources and continues to evaluate additional financing opportunities. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Highly Inflationary Status in Argentina

The Company recorded gains on foreign currency transactions of $111,792 and $182,922 during the three months ended March 31, 2023 and 2022 respectively, as a result of the net monetary liability position of its Argentine subsidiaries.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $2,094,461and $115,338 at March 31, 2023 and December 31, 2022, respectively, of which $193,318 and $115,338, respectively, represents cash held in Argentine bank accounts.

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

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended
	March 31,
	2023	2022

Real estate sales	$-	$184,658
Hotel rooms and events	245,687	139,099
Restaurants	79,018	17,270
Winemaking	29,823	26,809
Agricultural	-	27,498
Golf, tennis and other	27,857	25,101
Clothes and accessories	65,382	5,162
Total revenues	$447,767	$425,597

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

As of March 31, 2023 and December 31, 2022, the Company had deferred revenue of $1,466,652 and $1,373,906, respectively, consisting of $1,309,495 and $1,179,654, respectively, associated with real estate lot sale deposits, $82,157 and $44,252, respectively, related to hotel deposits and $75,000 and $150,000, respectively, related to prepaid management fees received.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of March 31,
	2023		2022

Options	34,806		561,027
Warrants	4,839,254		2,024,166
Unvested restricted stock units	517,610		-
Convertible debt	5,827,783	[1]	1,897,860	[2]
Total potentially dilutive shares	11,219,453		4,483,053

[1]	Represents shares issuable upon conversion of $5,536,394 in convertible debt outstanding as of March 31, 2023 at a conversion price of $0.95 per share, which represents the conversion price in effect as of March 31, 2023. The conversion price of such debt is variable (see Note 9, Convertible Debt Obligations).

[2]	Represents shares issuable upon conversion of principal and interest outstanding in the aggregate amount of $6,642,510 at a conversion price of $3.50 per share.

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

Derivative Instruments

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.  For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at their fair values and are then re-valued at each reporting date. with changes in the fair value reported in the consolidated statements of operations.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2020-02 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The Company adopted the provisions of this ASU on January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after December 31, 2022 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded an adjustment to accumulated deficit of $111,582 as of January 1, 2023 for the cumulative effect of adopting Topic 326.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation.

3. MORTGAGES RECEIVABLE

The Company offers loans to purchasers in connections with the sale of real estate lots. The loans bear interest at 7.2% per annum and terms generally range from eight to ten years. Principal and interest for each loan is billed and receivable on a monthly basis. The loans are secured by a first mortgage lien on the property purchased by the borrower. Mortgages receivable includes the related interest receivable and are presented at amortized cost, less bad debt allowances, in the condensed consolidated financial statements.

Management evaluates each loan individually on a quarterly basis, to assess collectability and estimate a reserve for past due amounts. The total allowance for uncollectable mortgages as of March 31, 2023 and 2022 was $190,172 and $196,550, respectively. Past due principal amounts of $309,498 and $254,683 are included in mortgages receivable, current as of March 31, 2023 and December 31, 2022, respectively, in accordance with the mortgages’ contractual terms. In the case of each of the past due loans, the Company believes that the value of the collateral exceeds the outstanding balance on the loan, plus accrued interest.

The following represents the maturities of mortgages receivable as of March 31, 2023.

April 1 through December 31, 2023	807,654
For the years ended December 31,
2024	381,532
2025	409,927
2026	440,436
2027	473,215
2028	480,227
Thereafter	1,093,286
Gross Receivable	4,086,276
Less: Allowance	(190,172)
Net Receivable	$3,896,104

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of March 31, 2023 and December 31, 2022, no single borrower had loans outstanding representing more than 10% of the total balance of mortgages receivable.

The Company recorded interest income of $50,344 and $3,852 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, there is $232,754 and $185,197, respectively, of interest receivable included in mortgages receivable on the accompanying condensed consolidated balance sheets.

4. INVENTORY

Inventory at March 31, 2023 and December 31, 2022 was comprised of the following:

	March 31, 2023	December 31, 2022

Vineyard in process	$711,418	$516,096
Wine in process	757,500	797,862
Finished wine	31,552	40,735
Clothes and accessories	498,524	534,269
Total	$1,998,994	$1,888,962

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1 – Valued based on quoted prices at the measurement date for identical assets or liabilities trading in active markets. Financial instruments in this category generally include actively traded equity securities.

Level 2 – Valued based on (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active; (c) inputs other than quoted prices that are observable for the asset or liability; or (d) from market corroborated inputs. Financial instruments in this category include certain corporate equities that are not actively traded or are otherwise restricted.

Level 3 – Valued based on valuation techniques in which one or more significant inputs is not readily observable. Included in this category are certain corporate debt instruments, certain private equity investments, and certain commitments and guarantees.

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

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	March 31,	December 31,
	2023	2022

Accrued compensation and payroll taxes	$634,385	$652,943
Accrued taxes payable - Argentina	273,226	270,239
Accrued interest	12,716	78,368
Other accrued expenses	294,589	663,266
Accrued expenses, current	1,214,916	1,664,816
Accrued payroll tax obligations, non-current	51,951	66,018
Total accrued expenses	$1,266,867	$1,730,834

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On November 27, 2020, the Company entered into various payment plans, pursuant to which it agreed to pay its Argentine payroll tax obligations over a period of 60 to 120 months. The current portion of payments due under the plan is $141,880 and $209,938 as of March 31, 2023 and December 31, 2022, respectively, which is included in accrued taxes payable – Argentina, above. The non-current portion of accrued expenses represents payments under the plan that are scheduled to be paid after twelve months. The Company incurred interest expense of $17,304 and $4,487 during the three months ended March 31, 2023 and 2022, respectively, related to these payment plans.

7. DEFERRED REVENUE

Deferred revenue is comprised of the following:

	March 31, 2023	December 31, 2022

Real estate lot sales deposits	$1,309,495	$1,179,654
Prepaid management fees	75,000	150,000
Other	82,157	44,252
Total	$1,466,652	$1,373,906

The Company accepts deposits in conjunction with agreements to sell real estate building lots at Algodon Wine Estates in the Mendoza wine region of Argentina. These lot sale deposits are generally denominated in U.S. dollars. The Company received deposits in the amount of $129,841 in connection with 5 additional lot sales during the three months ended March 31, 2023. Revenue is recorded when the sale closes, and the deeds are issued.

8. LOANS PAYABLE

The Company’s loans payable are summarized below:

	March 31,	December 31,
	2023	2022

EIDL	$93,541	$93,541
2018 Loan	74,178	111,137
2022 Loan	33,932	51,643
2023 Note	185,000	-
Total Loans Payable	386,651	256,321
Less: current portion	293,110	164,656
Loans Payable, non-current	$93,541	$91,665

On January 9, 2023, the Company received $185,000 in proceeds on the issuance of a one-year, non-convertible promissory note with a February 20, 2024 maturity date. The note bears interest at a rate of 8% per annum. In addition, during the three months ended March 31, 2023, the Company made principal payments in the amount of $23,215 on the 2018 Loan payable and $9,390 on the 2022 Loan payable.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company incurred interest expense related to the loans payable in the amount of $16,486 and $4,273 during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, there is accrued interest of $12,716 and $9,437, respectively, related to the Company’s loans payable.

9. CONVERTIBLE DEBT OBLIGATIONS

Amounts owed pursuant to the Company’s convertible debt obligations are as follows:

	GGH Notes	2023 Notes	Total Principal	Debt Discount	Convertible debt, net of discount

Balance at January 1, 2023	$1,997,909	$-	$1,997,909	$(6,450)	$1,991,459
Notes issued	-	5,617,978	5,617,978	(2,509,601)	3,108,377
Debt principal converted to common stock:	(1,335,439)	-	(1,335,439)	-	(1,335,439)
Principal repayments	(662,470)	(81,584)	(744,054)	-	(744,054)
Amortization of debt discount	-	-	-	362,166	362,166
Balance at March 31, 2023	$-	$5,536,394	$5,536,394	$(2,153,885)	$3,382,509

GGH Convertible Notes

On February 2, 2023, the Company and the holders of the remaining GGH Notes entered into a fourth letter agreement (“Letter Agreement #4). Pursuant to Letter Agreement #4, the parties agreed to reduce the conversion price of the GGH Notes to the lower of: (i) the closing sale price on the trading day immediately preceding the conversion date; and (ii) the average closing sale price of the common stock for the five trading days immediately preceding the conversion date. The conversion price is not subject to a floor price. Between February 3 and February 15, 2023, the holders elected to convert $1,571,553 in principal and interest, of which $1,335,439, $124,049, and $112,065 was principal, interest and premium paid on conversion, into 833,333 shares of common stock at prices ranging from $1.45 and $2.40. The premium paid on conversion of the GGH Notes was recorded as a loss on extinguishment.

On February 8, 2023, the Company and the holders of the remaining GGH Notes entered into a fifth letter agreement (“Letter Agreement #5). Pursuant to Letter Agreement #5, the parties agreed to extend the maturity date of the notes from February 9, 2023 to February 28, 2023.

On February 20, 2023, the Company entered into another exchange agreement (the “Exchange Agreement #4”) with the remaining holders of the GGH Notes, pursuant to which warrants for the purchase up to an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.00 were issued as consideration for extending maturity date in connection with Letter Agreement #5. The warrants have a grant date fair value of $134,779 and expire on the second anniversary of the date of issuance. Because the value of the new warrants was deemed to be substantial as compared to the $662,470 remaining principal of the GGH Notes, the transaction was accounted for as an extinguishment of old notes which were replaced with the new note. The fair value of the warrants was recorded as a loss on extinguishment and is reflected under Other Expense (Income) in the accompanying condensed consolidated statement of operations.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On February 21, the Company redeemed the remaining GGH Notes for $905,428, which includes the $662,470 of principal, $118,909 of accrued interest and $124,049 of redemption premium, the latter of which was charged to extinguishment loss.

Securities Purchase Agreement

On February 21, 2023, the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor (the “Investor”), pursuant to which the Company received proceeds of $5,000,000 in exchange for senior secured convertible notes of the Company in the aggregate original principal amount of $5,617,978 (the “2023 Notes”), and three-year common stock purchase warrants exercisable into an aggregate of 3,377,099 shares of common stock of the Company at an exercise price equal to $1.34 (the “2023 Note Warrants”).

Pursuant to the SPA, the exercise price of certain warrants for the purchase of 62,500 common shares exercisable at $21.00 per share and warrants for the purchase of 43,814 shares exercisable at $6.00 per share was reduced to $1.00 per share. The increase in the value of the warrants in the aggregate amount of $63,502 as a result of the reduction in exercise price was recorded as debt discount on the 2023 Notes.

The convertible notes (the “2023 Notes”) are convertible into shares of common stock of the Company at a conversion price equal to the lower of (i) $1.34 (subject to adjustment for standard anti-dilution events, the non-exempt issuance of common stock for less than $1.34 per share and the issuance of additional variable price securities); (ii) the trading price on the day immediately prior to conversion or (iii) the average trading price of the Company’s common stock for the 5 days preceding conversion (collectively the “Conversion Price”), subject to a floor price of $0.27. If the Conversion Price in effect on the date of conversion is less than $0.27, the Investor is entitled to a cash true up payment equal to the difference between the conversion dollar amount and the value of shares issued upon conversion (the “Cash True Up Provision”).

The 2023 Notes mature on the first anniversary of the issuance date (the “Maturity Date”) and bear interest at a rate of 7% per annum, which is payable either in cash monthly, or by way of inclusion in the accrued interest in the conversion amount on the conversion date. Interest includes a make-whole amount equal to the additional interest that would accrue if the entire 2023 Notes principal remained outstanding through the Maturity Date.

The 2023 Notes are redeemable at the Company’s election, so long as the Company is not in default, at the greater of (a) 115% of the conversion amount, or (b) the amount equal to the shares issuable upon conversion times the greatest closing price from the redemption notice date through the date the Company makes the redemption payment. The minimum redemption amount is $500,000 and the Company can only deliver one redemption notice in a 20-day period.

Upon an event of default, the 2023 Notes the Conversion Price is reduced to the lesser of (a) $1.34 (subject to adjustment as described above); (b) 80% of the volume-weighted average price on the day preceding receipt of the conversion notice; or (c) 80% of average of the three lowest volume-weighted average prices over the fifteen trading days which precede receipt of the conversion notice, subject to a floor price of $0.27. In addition, the Investor may require the Company to redeem the 2023 Notes using the same formula that would be used for a Company-initiated redemption, described above.

In addition to other terms, conditions and rights, both the Company and the institutional investor have the right to initiate additional closings for up to $5 million of cash for additional 2023 Notes and warrants.

Pursuant to the terms of the 2023 Notes, the Company must pay, convert or redeem one quarter of the initial principal, plus any outstanding interest and make-whole amount by each three-month anniversary of the issuance date.

During the three months ended March 31, 2023, the Company made redemption payments in the aggregate amount of $100,388 related to the 2023 Notes, which included principal repayments of $81,584, accrued interest of $5,710 and redemption premiums of $13,094.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company incurred financing costs of $321,803 in connection with the SPA, of which $218,187 was allocated to the 2023 Notes and recorded as debt discount and $103,616 was allocated to the 2023 Note Warrants and charged against additional paid-in capital.

Upon the issuance of the 2023 Notes, the Company recorded a debt discount at issuance in the aggregate amount $2,509,601, consisting of (i) the $617,978 difference between the aggregate principal amount of the 2023 Notes and the cash proceeds received, (ii) financing costs in the aggregate amount of $218,187, (iii) value of warrant modification of $63,502, and (iv) the $1,609,935 relative fair value of the 2023 Note Warrants. The debt discount is being amortized using the effective interest method over the term of the 2023 Notes.

Interest Expense on Convertible Debt Obligations

The Company incurred total interest expense of $566,041, and $749,229 related to its convertible debt obligations during the three months ended March 31, 2023 and 2022, respectively. Interest expense during the three months ended March 31, 2023 and 2022 consists of (i) $117,336 and $113,396, respectively, of interest accrued at 7% per annum; (ii) make-whole amounts of $86,539 and $84,393, respectively, and (iii) amortization of debt discount in the amount of $362,166 and $551,440, respectively, during the three months ended March 31, 2023. During the three months ended March 31, 2023, accrued interest in the amount of $160,782 was paid in cash and accrued interest in the amount of $124,049 was converted into common stock, such that interest accrued on convertible debt is $0 as of March 31, 2023.

10. SEGMENT DATA

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present segment information for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31, 2023				For the Three Months Ended March 31, 2022
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL
Revenues	$382,385	$65,382	$-	$447,767	$420,435	$5,162	$-	$425,597
Revenues from Foreign Operations	$382,385	$-	$-	$382,385	$420,435	$-	$-	$420,435
Loss from Operations	$(334,004)	$(492,199)	$(1,119,802)	$(1,946,005)	$(385,853)	$(358,533)	$(1,031,417)	$(1,775,803)

The following tables present segment information as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023				As of December 31, 2022
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL

Total Property and Equipment, net	$6,238,314	$1,325,055	$-	$7,563,369	$6,234,856	$1,369,205	$17,196	$7,621,257
Total Property and Equipment, net in Foreign Countries	$6,238,314	$-	$-	$6,238,314	$6,234,856	$-	$-	$6,234,856
Total Assets	$14,127,549	$3,514,330	$3,367,462	$21,009,341	$13,504,914	$3,522,415	$1,665,656	$18,692,985

11. RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

As of March 31, 2023 and December 31, 2022 the Company had accounts receivable – related parties of $1,179,121 and $1,115,816 net of allowances for expected credits loss of $470,516 and $339,503, respectively, representing the net realizable value of advances made to, and expense sharing obligations receivable from, separate entities under common management. During the three months ended March 31, 2023 and 2022, the Company made advances in the amount of $85,644 and $36,000, respectively, to the related entities, and received repayments in the amount of $130,000 and $120,000, respectively, from the related entities. Receivables recorded in the amount of $175,426 and $228,226 in connection with an expense sharing agreement during the three months ended March 31, 2023 and 2022 are discussed below.

The Company recorded credit losses of $19,431 and $0 during the three months ended March 31, 2023 and 2022, respectively, which is reflected in the general and administrative expenses on the on the accompanying unaudited consolidated statements of operations.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a Related Party to share expenses such as office space, support staff, professional services, and other operating expenses (the “Related Party ESA”). During the three months ended March 31, 2023 and 2022, the Company recorded a contra-expense of $175,426 and $228,226, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement.

Management Fee Income

The Company earns management fees of $75,000 per quarter, from LVH. A member of the Company’s board of directors is the managing member of SLVH, LLC, and holds a 20% membership interest in SLVH. SLVH owns 88% of the limited liability interest of LVH.

12. BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. For the three months ended March 31, 2023 and 2022, the Company recorded a charge associated with its contribution of $5,908 and $18,976, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair value of its common stock on the date the shares are issued. During the three months ended March 31, 2023, the Company issued 24,160 shares at $1.35 per share in satisfaction of $32,617 of 401(k) contribution liabilities. During the three months ended March 31, 2022, the Company issued 1,040 shares at $26.76 per share in satisfaction of $27,821 of 401(k) contribution liabilities.

13. STOCKHOLDERS’ EQUITY

Common Stock

On February 2, 2023, the Company issued 51,305 shares of common stock upon the cashless exercise of 134,730 warrants at exercise prices ranging from $2.40 and $3.82.

On February 10, 2023, the Company sold 591,000 shares of common stock and warrants to purchase 147,750 shares at an exercise price of $1.00 for aggregate proceeds of $591,000. The warrants are immediately exercisable and expire two years from the date of issuance.

During the three months ended March 31, 2023, the Company sold an aggregate of 364,430 shares of the Company’s common stock for gross proceeds of $480,670 less placement agent fees of $39,261 pursuant to a Common Stock Purchase Agreement (the “New ELOC”).

See Note 9 – Convertible Debt Obligations for additional details regarding common shares issued during the three months ended March 31, 2023.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accumulated Other Comprehensive Loss

For three months ended March 31, 2023 and 2022, the Company recorded a loss of $(39,799) and a gain of $263,406, respectively, of foreign currency translation adjustments as accumulated other comprehensive income, primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 2 – Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

Warrants

A summary of warrant activity during the three months ended March 31, 2023 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2023	1,299,135	$5.77
Issued	3,674,849	1.31
Exercised	(134,730)	3.36
Expired	-	-
Canceled	-	-
Outstanding, March 31, 2023	4,839,254	$2.15	2.3	$-

Exercisable, March 31, 2023	4,839,254	$2.15	2.3	$-

See Note 9 – Convertible Debt Obligations and Note 13 – Stockholder’s Equity (Common Stock) for additional details regarding warrants issued during the three months ended March 31, 2023.

A summary of outstanding and exercisable warrants as of March 31, 2023 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$1.00	Common Stock	404,064	1.8	404,064
$1.34	Common Stock	3,377,099	2.9	3,377,099
$3.82	Common Stock	454,588	0.4	454,588
$6.00	Common Stock	602,225	0.7	602,225
$90.00	Common Stock	1,278	2.9	1,278
	Total	4,839,254	2.3	4,839,254

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Units

A summary of RSU activity during the three months ended March 31, 2023 is presented below:

		Weighted Average
	Number of	Grant Date Value
	RSUs	Per Share
RSUs non-vested January 1, 2023	511,500	$1.16
Granted	10,000	1.31
Vested	(3,890)	1.31
RSUs non-vested March 31, 2023	517,610	$1.16

On January 23, 2023, the Company granted 10,000 restricted stock units (“RSUs”) to certain employees and advisors for their service, of which 3,890 RSUs vested on the grant date and 3,055 RSUs will vest on each of the next two anniversaries of the date of the grant.

During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense of $79,422 and $0, respectively, related to the amortization of RSUs.

Stock Options

No stock options were granted during the three months ended March 31, 2023 or the three months ended March 31, 2022. The following table presents information related to GGH stock options outstanding as of March 31, 2023:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2023	40,612	85.35
Granted	-	-
Exercised	-	-
Expired	(5,806)	138.60
Forfeited	-	-
Outstanding, March 31, 2023	34,806	$76.47	1.4	$-

Exercisable, March 31, 2023	29,698	$75.78	1.2	$-

During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense of $38,834 and $72,700, respectively, related to stock options for the purchase of GGH common stock, and recorded stock-based compensation expense of $0 and $10,354, respectively, related to options for the purchase of GGI common stock. Stock-based compensation expense is reflected in general and administrative expenses (classified in the same manner as the grantees’ wage compensation) in the accompanying condensed consolidated statements of operations. As of March 31, 2023, there was $130,753 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.3 years.

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

15. LEASES

On April 8, 2021, GGI entered into a lease agreement to lease a retail space in Miami, Florida for 7 years, which expires May 1, 2028. As of March 31, 2023, the lease had a remaining term of approximately 5.1 years. Lease payments begin at $26,758 per month and escalate 3% every year over the duration of the lease. The Company was granted rent abatements of 15% for the first year of the lease term, and 10% for the second and third year of the lease term. The Company was required to pay a $56,130 security deposit.

As of March 31, 2023, the Company had no leases that were classified as a financing lease.

Total operating lease expenses was $82,965 during the three months ended March 31, 2023 and 2022. Lease expenses are recorded in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended March 31,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56,449	$53,325

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Weighted Average Remaining Lease Term:
Operating leases	5.1	6.1

Weighted Average Discount Rate:
Operating leases	7.0%	7.0%

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future minimum lease commitments are as follows:

For the period April 1 through December 31, 2023	$229,191
For the years ended December 31,
2024	336,102
2025	357,881
2026	368,617
2027	365,004
2028	120,463
Total future minimum lease payments	1,777,258
Less: imputed interest	(293,970)
Net future minimum lease payments	1,483,288
Less: operating lease liabilities, current portion	(208,590)
Operating lease liabilities, non-current portion	$1,274,698

The Company is the lessor of a building and land that it purchased in connection with the acquisition of GDS, pursuant to an operating lease which expires on August 31, 2031. At the end of the leases, the lessee may enter into a new lease or return the asset, which would be available to the Company for releasing. The Company recorded lease revenue of $10,628 and $3,745 during the three months ended March 31, 2023 and 2022, respectively, related to this lease agreement.

16. SUBSEQUENT EVENTS

During the period subsequent to March 31, 2023 and prior to filing, the Company sold an additional 458,768 shares, in aggregate, of the Company’s common stock for gross proceeds of $316,953 less placement agent fees of $25,356 pursuant to the New ELOC. The Company used $144,818 of the proceeds to repay principal, interest and redemption premiums in amount of $118,487, $8,294 and $18,037 in connection with the 2023 Notes (See Note 9 – Convertible Debt).

Between May 1 and May 5, 2023, an aggregate of $475,000, consisting of principal and interest in the amount of $443,925 and $31,075, respectively, was converted into 612,637 common shares at conversion prices ranging from $0.77 to $0.78.

Foreign Currency Exchange Rates

The Argentine Peso to United States Dollar exchange rate was 229.02, 208.98 and 175.74 at May 11, 2023, March 31, 2023, and December 31, 2022, respectively.

The British pound to United States dollar exchange rate was 0.7999, 0.8085 and 0.8264 at May 11, 2023, March 31, 2023, and December 31, 2022, respectively.

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

Recent Developments and Trends

While the World Health Organization declared an end to the COVID-19 global health emergency on May 5, 2023, we continue to closely monitor the outbreak of COVID-19 and the related impact on our operations, financial position and cash flows, as well as the impact on our employees. Due to the continued fluidity of this situation, and the magnitude and duration of the pandemic, its impact our future operations and liquidity remains uncertain as of the date of this report.

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

On February 20, 2023, we issued a one-year, non-convertible promissory note in the amount of $185,000.

Consolidated Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Overview

We reported a net loss of approximately $2.7 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively.

Revenues

Revenues from operations were approximately $448,000 and $426,000 during the three months ended March 31, 2023 and 2022, respectively, reflecting an increase of approximately $22,000 or 5%. The overall increase in sales was driven by increases in hotel, restaurant and wine revenues of approximately $428,000 and increases in clothes, accessories and other sales of approximately $85,000 resulting from the easing of COVID restrictions and the Argentine government’s efforts to promote tourism and revitalize local businesses by subsidizing a portion of sales, were partially offset by a decrease of approximately $185,000 in lot sales, a decrease of agricultural sales of approximately $27,000, and a decrease of approximately $278,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Gross profit

We generated a gross profit of approximately $154,000 and $187,000 for the three months ended March 31, 2023 and 2022, respectively, representing a decrease of approximately $33,000 or 18%.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $55,000, or 23%, from approximately $238,000 for the three months ended March 31, 2022 to approximately $293,000 for the three months ended March 31, 2023. The increase in cost of sales resulted from the increase in hotel, restaurant and wine costs of approximately $215,000 which corresponds to the increase in the related revenues as discussed above, and an increase in clothes, accessories and other costs of approximately $44,000, which were partially offset by a decrease of approximately $16,000 in costs associated with lot sales and a decrease of approximately $187,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Selling and marketing expenses

Selling and marketing expenses were approximately $235,000 and $172,000 for the three months ended March 31, 2023 and 2022, respectively, representing an increase of $63,000 or 37%, primarily related to GGI advertising and marketing expenses for GGI’s new retail space.

General and administrative expenses

General and administrative expenses were approximately $1,757,000 and $1,745,000 for the three months ended March 31, 2023 and 2022, respectively, representing an increase of $12,000 or 1%. Increases in general and administrative expenses primarily consisted of a $290,000 increase in employee compensation, an increase of approximately $117,000 in professional and consulting fees and an increase of approximately $50,000 in other aggregated expenses not individually material, partially offset by a decrease of approximately $445,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $109,000 and $46,000 during the three months ended March 31, 2023 and 2022, respectively, representing an increase of $63,000 or 137%, resulting from additions to leasehold improvements associated with GGI’s new retail space.

Interest income

Interest income was approximately $50,000 and $4,000 during the three months ended March 31, 2023 and 2022, respectively, representing an increase of $46,000.

Interest expense

Interest expense was approximately $602,000 and $758,000 during the three months ended March 31, 2023 and 2022, respectively, representing a decrease of $156,000 or 21%. The decrease is primarily related to a reduction in the interest and amortization of debt discount on the convertible debt as a result of the reduced weighted carrying value of debt for the 2023 quarter compared to the previous year’s quarter.

Other income

Other income of approximately $75,000 during the three months ended March 31, 2023 and 2022 represents the management fee received from LVH.

Loss on extinguishment of debt

Loss on extinguishment of debt in the aggregate amount of $383,987 is comprised of (i) premium paid on the conversion of GGH Notes of $112,065, (ii) premium paid on the cash redemption of GH Notes of $124,049 , (iii) premium paid on the 2023 Notes for cash redemption of principal in the amount of $13,094, and (iv) the fair value of $134,779 in warrants issued in the exchange agreement for the GGH Notes (See Note 9—Convertible Debt Obligations for additional details).

(Gains) losses from foreign currency translation

The Company recorded gains from foreign currency translation of approximately $112,000 and $183,000 during the three months ended March 31, 2023 and 2022, respectively. The reduction of approximately $71,000 in gains from foreign currency translation is due to the fluctuation in the Argentine peso to United States dollar exchange rates.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	March 31, 2023	December 31, 2022
	(unaudited)
Cash	$2,389,882	$300,185
Working capital	$361,192	$595,120
Convertible debt obligations	$5,536,394	$1,997,909
Loans payable	$386,651	$256,321

Cash requirements for our current liabilities include approximately $1,767,000 for accounts payable and accrued expenses, approximately $209,000 for lease liabilities, and approximately $360,000 for loans payable and other current liabilities. We also have convertible debt obligations in the amount of $5,536,394 which, if not converted prior to maturity, are due on February 21, 2024. Cash requirements for our long-term liabilities include approximately $1,275,000 for operating lease liabilities, approximately $94,000 in loans payable, and approximately $52,000 of long-term accrued expenses.

During the three months ended March 31, 2023, we financed a portion of our activities from proceeds derived from debt and equity financings. A significant portion of the funds have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 amounted to approximately $2,939,000 and $2,099,000, respectively. During the three months ended March 31, 2023, the net cash used in operating activities was primarily attributable to the net loss of approximately $2,695,000 adjusted for approximately $969,000 of net non-cash expenses, and approximately $1,214,000 of cash used to fund changes in the levels of operating assets and liabilities. During the three months ended March 31, 2022, the net cash used in operating activities was primarily attributable to the net loss of approximately $2,272,000 adjusted for approximately $570,000 of net non-cash expenses, and approximately $397,000 of cash used to fund changes in the levels of operating assets and liabilities.

Cash used in investing activities for the three months ended March 31, 2023 and 2022 amounted to approximately $50,000 and $810,000, respectively, related to the purchase of property and equipment of $50,000 and $767,000, respectively, and $0 and $35,000, respectively, related to the purchase the gaucho.com domain name and $0 and $7,560, respectively, of cash used to acquire GDS.

Net cash provided by financing activities for the three months ended March 31, 2023 amounted to approximately $5,119,000. Net cash used in financing activities for the three months ended March 31, 2022 amounted to approximately $26,000. For the three months ended March 31, 2023, the net cash provided by financing activities resulted from approximately $4,678,000 in net proceeds from the issuance of debt, $591,000 in proceeds from the issuance of common stock in a private placement, approximately $441,000 in proceeds from the issuance of stock under the New ELOC and $185,000 in proceeds from the issuance of a note payable, partially offset by the repayment of and interest of approximately $744,000 and repayment of loans payable of approximately $33,000. Net cash used in financing activities for the three months ended March 31, 2022 amounted to approximately $26,000 in repayments of loans payable.

As of March 31, 2023, the Company had cash and working capital of approximately $2,390,000 and $361,000, respectively. During the three months ended March 31, 2023 and 2022, the Company incurred net losses of approximately $2,695,000 and $2,272,000, respectively, and used cash in operating activities of approximately $2,939,000 and $2,099,000, respectively. Further, as of March 31, 2023, approximately $5,536,000 owed in connection with the Company’s convertible debt matures on February 21, 2024, and $293,000 represents the current portion of the Company’s loans payable which are payable on demand or for which payments are due within twelve months after March 31, 2023. During the three months ended March 31, 2023, the Company funded its operations with proceeds from convertible debt financing of $5,000,000, proceeds of approximately $441,000 from draws on the Company’s equity line of credit, and $591,000 from the sale of common stock.

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months from the date these financial statements are made available. Since inception, the Company’s operations have primarily been funded through proceeds received from equity and debt financings. The Company believes it has access to capital resources and continues to evaluate additional financing opportunities. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies, estimates and new accounting pronouncements set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K filed with the SEC on April 17, 2023, except as described below. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

Derivative Instruments

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.  For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at their fair values and are then re-valued at each reporting date. with changes in the fair value reported in the consolidated statements of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2023, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level.

During the year ended December 31, 2022, our management identified a material weakness in our internal control over financial reporting, which continued to exist as of March 31, 2023, resulting from a lack of segregation of duties due to our small size, and lack of testing of the operating effectiveness of the controls.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in Item 1A of the Company’s Annual Report on Form 10-K as filed with the SEC on April 17, 2023.

Our stock has been trading below $1.00 and our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

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

However, there can be no assurance that the market price of our common stock will remain at the level required for continuing compliance with that requirement. Our stock has recently been trading below $1.00 and it is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. Other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and thus jeopardize our ability to meet or maintain the Nasdaq’s minimum bid price requirement.

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

If LVH does not sign a ground lease by June 30, 2023, LVH will be dissolved and we may not receive a complete return of our investment.

Currently, the Company, through its wholly-owned subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”), contributed total capital of $7.0 million to LVH Holdings LLC (“LVH”) to develop a project in Las Vegas, Nevada and received 396 limited liability company interests, representing an 11.9% equity interest in LVH. Pursuant to the Third Amendment to the Amended and Restated Limited Liability Company Agreement of LVH dated December 12, 2022, if a ground lease for the premises within which the luxury hotel, casino, entertainment and retail project will be developed and constructed has not been executed by LVH on or before June 30, 2023, then as promptly as reasonably practicable after such date, LVH will be liquidated and dissolved.

As of March 31, 2023, LVH has used our cash contribution to LVH for land improvement expenses, such as architectural, legal, engineering, and accounting fees. Should LVH be liquidated and dissolved on or before June 30, 2023, we most likely will not receive our entire contribution back from LVH and may lose our entire investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Shares Pursuant to 401(k) Match

On January 23, 2023, the Company issued 24,160 shares of common stock at $1.35 per share in settlement of its matching obligations for the year ended December 31, 2022 under the Company’s 401(k) profit sharing plan.

Restricted Stock Units

On January 23, 2023, the Board approved the issuance of restricted stock units (“RSUs”) subject to vesting, representing 10,000 shares of common stock of the Company to certain consultants of the Company located in Argentina with a grant date value of $1.35 per share. On the same date, RSUs representing a total of 3,890 shares of common stock of the Company vested and the Company issued such shares to the consultants. The remainder of the RSUs vest equally on January 23, 2024 and January 23, 2025. A Form D was filed on May 15, 2023.

Unit Offering

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

Convertible Promissory Notes

As previously reported on our Annual Report on Form 10-K filed on April 17, 2023, the Company and certain investors (the “Holders”) entered into that Securities Purchase Agreement, dated as of November 3, 2021 (the “2021 SPA”) and the Company issued to the Holders certain senior secured convertible notes in the aggregate original principal amount of $6,480,000 (each, a “Note” and together with the 2021 SPA, the “2021 Note Documents”).

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

On February 20, 2023, the Company entered into an exchange agreement (the “Exchange Agreement #4”) with the Holders in order to amend certain provisions of the 2021 Note Documents, as amended and exchange $100 in aggregate principal amount of each of the Notes, on the basis and subject to the terms and conditions set forth in the Exchange Agreement, for warrants to purchase up to an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.00 (the “Warrants” and with respect to the common stock issuable, the “Warrant Shares”) (subject to customary adjustment upon subdivision or combination of the common stock).

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

The 2021 Note Documents, as amended, Letter Agreement #4, Letter Agreement #5, and Exchange Agreement #4 are referred to herein as the 2021 Transaction Documents.

During 2023 and pursuant to the 2021 Transaction Documents, investors converted the following amounts of principal of the 2021 Notes: (i) on February 3, 2023, one investor converted a total of approximately $859,000 of principal, interest and redemption premium on the 2021 Notes and the Company issued 416,667 shares of common stock upon conversion; (ii) on February 6, 2023, certain investors converted a total of approximately $207,000 of principal and interest of the 2021 Notes and the Company issued 86,250 shares of common stock upon conversion; (iii) on February 13, 2022, certain investors converted a total of approximately $360,000 of principal and interest of the 2021 Notes and the Company issued 230,000 shares of common stock upon conversion; and on (iv) on February 15, 2023, certain investors converted a total of approximately $146,000 of principal and interest of the 2021 Notes and the Company issued 100,416 shares of common stock upon conversion.

The shares of common stock that have been and may be issued under the 2021 Transaction Documents are being offered and sold in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof and/or Rule 506(b) of Regulation D thereunder. The Company filed a Form D with the SEC on or about November 10, 2021.

The Company filed a Registration Statement on Form S-1 (File No. 333-261564) registering the resale of up to 1,013,684 shares upon exercise of the Notes on December 9, 2021, which was declared effective on January 13, 2022. The shares registered for resale under the Form S-1 have all been resold.

For the full description of the 2021 Transaction Documents, please refer to our Current Reports on Forms 8-K and the exhibits attached thereto as filed with the SEC on November 8, 2021, March 1, 2022, May 2, 2022, May 13, 2022, July 5, 2022, September 23, 2022, December 1, 2022, February 3, 2023, February 8, 2023, and February 21, 2023.

On February 21, 2023, the Company used the proceeds from a new convertible promissory note to repay all principal, interest, and fees of $905,428 owing under the Notes. Upon repayment in full, the 2021 Note Documents, as amended were terminated on February 21, 2023. See below for more information.

New Convertible Promissory Note

On February 21, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Purchase Agreement”) with an institutional investor (the “Initial Closing”), pursuant to which the Company will sell to the investor a series of senior secured convertible notes of the Company in the aggregate original principal amount of $5,617,978 with an original issue discount of 11% (the “2023 Notes”), and a series of common stock purchase warrants of the Company, which warrants shall be exercisable at a price per share of $1.34 into an aggregate of 3,377,099 shares of common stock of the Company for a term of three years (the “2023 Warrants”). The Company received $5,000,000 in proceeds after the original issue discount of 11% on the principal.

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

The Company filed a Registration Statement on Form S-1 (File No. 333-271305) registering the resale of up to 1,519,454 shares upon conversion of the Notes on April 18, 2023, which was declared effective on April 21, 2023.

On February 21, 2023, the Company used the proceeds from the 2023 Purchase Agreement to repay all principal, interest, and fees of $905,428 owing under the 2021 Notes. Upon repayment in full, the 2021 Transaction Documents were terminated on February 21, 2023.

Equity Line of Credit

Pursuant to the Purchase Agreement with Tumim Capital dated November 8, 2022, the Company requested draw-downs and issued shares of common stock and received gross proceeds of the following for the three months ended March 31, 2023: (i) January 4, 2023, the Company issued 7,500 shares of common stock to Tumim for gross proceeds of $8,734; (ii) on January 9, 2023, the Company issued 7,300 shares of common stock to Tumim for gross proceeds of $8,329; (iii) on January 24, the Company issued 6,700 shares of common stock to Tumim for gross proceeds of $7,949; (iv) on January 31, 2023, the Company issued 6,852 shares of common stock to Tumim for gross proceeds of $7,952; (v) on February 3, 2023, the Company issued 59,357 shares of common stock to Tumim for gross proceeds of $131,437; (vi) on February 8, 2023, the Company issued 63,000 shares of common stock to Tumim for gross proceeds of $98,034; (vii) on February 22, 2023, the Company issued 68,378 shares of common stock to Tumim for gross proceeds of $71,695; (viii) on March 1, 2023, the Company issued 55,983 shares of common stock to Tumim for gross proceeds of $58,093; (ix) on March 7, 2023, the Company issued 57,968 shares of common stock to Tumim for gross proceeds of $56,716; and (x) on March 14, 2023, the Company issued 31,392 shares of common stock to Tumim for gross proceeds of $31,731. No general solicitation was used, and a commission of 8% of the total gross proceeds was paid to Benchmark Investments, Inc. pursuant to the Underwriting Agreement between the Company and Kingswood Capital Markets, a division of Benchmark Investments, Inc., f/k/a EF Hutton, dated February 16, 2021. The Company relied on the exemptions from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the SEC on November 21, 2022.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

Promissory Notes

On January 9, 2023, the Company entered into a series of promissory notes for gross proceeds of $185,000 bearing interest at 8% per annum. No payments are due until the maturity date, which is January 9, 2024.

Equity Line of Credit

Pursuant to the Purchase Agreement with Tumim Capital dated November 8, 2022, the Company requested draw-downs and issued shares of common stock and received gross proceeds as follows: (i) April 19, 2023, the Company issued 195,970 shares of common stock to Tumim for gross proceeds of $144,339; and (ii) on May 5, 2023, the Company issued 262,798 shares of common stock to Tumim for gross proceeds of $172,614. No general solicitation was used, and a commission of 8% of the total gross proceeds was paid to Benchmark Investments, Inc. pursuant to the Underwriting Agreement between the Company and Kingswood Capital Markets, a division of Benchmark Investments, Inc., f/k/a EF Hutton, dated February 16, 2021. The Company relied on the exemptions from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the SEC on November 21, 2022.

New Convertible Promissory Note

In connection with entering into the Securities Purchase Agreement dated February 21, 2023 with an institutional investor, pursuant to which the Company will sell to the investor a series of senior secured convertible notes of the Company in the aggregate original principal amount of $5,617,978 (the “Notes”), the Company and holders of the Notes converted the following: (i) on May 2, 2023, a total of $190,000 of principal and interest of the Notes and the Company issued 246,754 shares of common stock upon conversion; (ii) on May 4, 2023, a total of $190,000 of principal and interest of the Notes and the Company issued 243,922 shares of common stock upon conversion; and (iii) on May 5, 2023, a total of $95,000 of principal and interest of the Notes and the Company issued 121,961 shares of common stock upon conversion. A Form D was filed with the SEC on March 3, 2023.

Warrants

In connection with the 2023 Purchase Agreement, all outstanding warrants issued in connection with the 2021 Transaction Documents were repriced at an exercise price of $1.00.

See also Items 1A and 3 above.

Item 6. Exhibits

The following documents are being filed with the Commission as exhibits to this Current Report on Form 10-Q.

Exhibit	Description
1.1	Underwriting Agreement, dated February 16, 2021 (5)
1.2	Warrant Agreement, including the form of Warrant, made as of February 19, 2021, between the Company and Continental. (6)
3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State effective November 4, 2022 (19)
3.2	Amended and Restated Bylaws (1)
3.3	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 (4)
4.1	2016 Stock Option Plan. (2)
4.2	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016. (2)
4.3	2018 Equity Incentive Plan. (3)
4.4	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 (4)
4.5	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on July 12, 2021 and the stockholders on August 26, 2021 (18)
4.6	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on July 1, 2022 and the stockholders on August 30, 2022 (25)
4.7	Underwriters’ Warrant (5)
4.8	Form of Warrant (12)
4.9	Form of Warrant (22)
4.10	Form of Amended and Restated Promissory Note (21)
4.11	Form Amended and Restated Warrant (21)
4.12	Form of Note (23)
4.13	Form Warrant (23)
4.14	Form Warrant (26)
4.15	Form Warrant (26)
4.16	Form Warrant (32)
4.17	Form Warrant (33)
10.1	Employment Agreement by and between the Company and Scott L. Mathis dated September 28, 2015 (29)
10.2	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 (7)
10.3	Employment Agreement by and between the Company and its Chief Financial Officer dated December 14, 2022 (28)
10.4	Commercial Lease Agreement between Gaucho Group, Inc. and Design District Development Partners, LLC, dated April 8, 2021 (8)
10.5	Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC, dated June 16, 2021 (9)
10.6	Securities Purchase Agreement dated November 3, 2021 (10)
10.7	Senior Secured Convertible Notes Issued by the Company (10)
10.8	Security and Pledge Agreement (10)
10.9	Stockholder Pledge Agreement (10)
10.10	Registration Rights Agreement (10)
10.11	First Amendment to Amended and Restated Limited Liability Agreement dated November 16, 2021 (11)
10.12	Second Amendment to Amended and Restated Limited Liability Agreement dated June 7, 2022 (16)
10.13	Third Amendment to Amended and Restated Limited Liability Agreement dated June 7, 2022 (27)

10.14	Exchange Agreement, dated as of February 22, 2022, by and among Gaucho Group Holdings, Inc. and the subscribers listed therein. (12)
10.15	Letter Agreement between the Company and certain institutional investors dated May 2, 2022 (14)
10.16	Conversion Agreement between the Company and certain institutional investors dated May 12, 2022 (15)
10.17	Letter Agreement, dated as of July 1, 2022, by and among Gaucho Group Holdings, Inc. and the Holders listed therein. (17)
10.18	Exchange Agreement, dated as of September 22, 2022, by and among Gaucho Group Holdings, Inc. and the subscribers listed therein. (22)
10.19	Common Stock Purchase Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated November 8, 2022 (24)
10.20	Registration Rights Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated November 8, 2022 (20)
10.21	Exchange Agreement, dated as of November 30, 2022, by and among Gaucho Group Holdings, Inc. and the subscribers listed therein. (26)
10.22	Letter Agreement, dated as of February 2, 2023, by and among Gaucho Group Holdings, Inc. and the Holders listed therein. (30)
10.23	Letter Agreement, dated as of February 8, 2023, by and among Gaucho Group Holdings, Inc. and the Holders listed therein. (31)
10.24	Exchange Agreement, dated as of February 20, 2023, by and among Gaucho Group Holdings, Inc. and the subscribers listed therein. (32)
10.25	Securities Purchase Agreement dated February 21, 2023 (33)
10.26	Form of Senior Secured Convertible Note Issued by the Company (33)
10.27	Form of Security and Pledge Agreement (33)
10.28	Form of Stockholder Pledge Agreement (33)
10.29	Form of Registration Rights Agreement (33)
22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant (13)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Algodon Wine Estates Property Map (34)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2017.
3.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2021.

6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2021.
7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020.
8.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 12, 2021.
9.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 8, 2021.
11.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2021.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 1, 2022.
13.	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on April 14, 2022.
14.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 2, 2022.
15.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 13, 2022.
16.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 8, 2022.
17.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 5, 2022.
18.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 31, 2021.
19.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 3, 2022.
20.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 9, 2022.
21.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 24, 2022.
22.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 23, 2022.
23.	Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A, filed on September 8, 2022.
24.	Incorporated by reference to the Company’s Current Report as amended on Form 8-K/A, filed on November 14, 2022.
25.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 18, 2022.
26.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 1, 2022.
27.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 13, 2022.
28.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 15, 2022.
29.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 16, 2015.
30.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 3, 2023.
31.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 8, 2023.
32.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2023.
33.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2023.
34.	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on April 17, 2023.
*	Filed herewith.
**	Furnished, not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2023	GAUCHO GROUP HOLDINGS, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

