Form 10-Q
period 2023-06-30
Gaucho Group Holdings, Inc.
filed 2023-08-14
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________.

Commission file number: 001-40075

Gaucho Group Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2158952
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

As of August 14, 2023, there were 7,408,755 shares of common stock outstanding.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current Assets
Cash	$810,139	$300,185
Accounts receivable, net of allowance of $14,600 and $21,229 at June 30, 2023 and December 31, 2022, respectively	58,944	106,156
Accounts receivable - related parties, net of allowance of $470,516 and $339,503 at June 30, 2023 and December 31, 2022, respectively	1,075,102	1,115,816
Mortgages receivable, net of allowance $55,682 and $46,424 at June 30, 2023 and December 31, 2022, respectively	729,833	586,631
Inventory	1,960,988	1,888,962
Real estate lots held for sale	445,412	559,487
Prepaid expenses and other current assets	423,658	461,637
Total Current Assets	5,504,076	5,018,874
Long Term Assets
Mortgages receivable, non-current portion, net of allowance of $178,541 and $150,126 at June 30, 2023 and December 31, 2022, respectively	3,091,222	3,278,617
Advances to employees	281,783	282,055
Property and equipment, net	7,857,485	7,621,257
Operating lease right-of-use asset	1,335,698	1,449,442
Prepaid foreign taxes, net	985,470	916,823
Intangible assets, net	108,967	69,787
Deposits, non-current	54,713	56,130
Total Assets	$19,219,414	$18,692,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

	June 30,	December 31,
	2023	2022
	(unaudited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$691,739	$917,270
Accrued expenses, current portion	1,258,163	1,664,816
Deferred revenue	1,368,921	1,373,906
Operating lease liabilities, current portion	220,416	202,775
Loans payable, current portion	252,014	164,656
Convertible debt obligations, net, current portion	3,372,291	-
Derivative liability, current portion	2,088,617
Other current liabilities	80,200	100,331
Total Current Liabilities	9,332,361	4,423,754
Long Term Liabilities
Accrued expenses, non-current portion	81,638	66,018
Operating lease liabilities, non-current portion	1,212,641	1,328,408
Loans payable, non-current portion	90,468	91,665
Convertible debt obligations, net, non-current portion	84,674	1,991,459
Derivative liability	52,500	-
Total Liabilities	10,854,282	7,901,304
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred stock, 902,670 shares authorized	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 6,809,348 and 3,653,401 shares issued and 6,809,067 and 3,653,120 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	68,091	36,534
Additional paid-in capital	144,532,185	139,123,642
Accumulated other comprehensive loss	(10,920,361)	(10,842,569)
Accumulated deficit	(125,268,428)	(117,479,571)
Treasury stock, at cost, 281 shares at June 30, 2023 and December 31, 2022	(46,355)	(46,355)
Total Stockholders’ Equity	8,365,132	10,791,681
Total Liabilities and Stockholders’ Equity	$19,219,414	$18,692,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Sales	$710,975	$405,335	$1,158,742	$830,932
Cost of sales	(668,619)	(533,466)	(961,918)	(771,593)
Gross profit (loss)	42,356	(128,131)	196,824	59,339
Operating Expenses
Selling and marketing	213,157	333,410	447,736	505,230
General and administrative	1,710,505	1,928,892	3,467,193	3,674,126
Depreciation and amortization	104,281	49,000	213,487	95,219
Total operating expenses	2,027,943	2,311,302	4,128,416	4,274,575
Loss from Operations	(1,985,587)	(2,439,433)	(3,931,592)	(4,215,236)

Other Expense (Income)
Interest income	(64,375)	(26,552)	(114,719)	(30,404)
Interest expense	1,065,620	694,708	1,667,912	1,452,780
Other income, related party	(75,000)	(75,000)	(150,000)	(150,000)
Loss on extinguishment of debt	32,094	2,105,119	416,081	2,105,119
Gains from foreign currency translation	(102,916)	(43,005)	(214,708)	(225,927)
Change in fair value of derivative liability	2,141,117	-	2,141,117	-
Inducement expense	-	198,096	-	198,096
Total other expense	2,996,540	2,853,366	3,745,683	3,349,664
Net Loss	(4,982,127)	(5,292,799)	(7,677,275)	(7,564,900)
Net loss attributable to non-controlling interest	-	-	-	72,261
Net Loss Attributable to Common Stockholders	$(4,982,127)	$(5,292,799)	$(7,677,275)	$(7,492,639)

Net Loss per Common Share
Basic and Diluted	$(0.80)	$(4.80)	$1.41)	$(7.59)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,236,737	1,103,130	5,453,539	987,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(4,982,127)	$(5,292,799)	$(7,677,275)	$(7,564,900)
Other comprehensive (loss) income :
Foreign currency translation adjustments	(37,993)	358,056	(77,792)	621,462
Comprehensive loss	$(5,020,120)	$(4,934,743)	$(7,755,067)	$(6,943,438)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - January 1, 2023	3,653,401	$36,534	281	$(46,355)	$139,123,642	$(10,842,569)	$(117,479,571)	$10,791,681
Cumulative effect of change upon adoption of ASU 2016-13	-	-	-	-	-	-	(111,582)	(111,582)
Stock-based compensation:
Options	-	-	-	-	38,834	-	-	38,834
Restricted stock units	3,890	39	-	-	79,383	-	-	79,422
Common stock issued for 401(k) employer matching	24,160	242	-	-	32,375	-	-	32,617
Shares issued under the New ELOC, net of offering costs [1]	364,430	3,644	-	-	437,765	-	-	441,409
Relative fair value of warrants issued with 2023 Note, net of issuance costs [2]	-	-	-	-	1,506,319	-	-	1,506,319
Warrants issued for modification of GGH Notes	-	-	-	-	134,779	-	-	134,779
Reduction of warrant exercise price on new debt issuance	-	-	-	-	63,502	-	-	63,502
Shares issued upon conversion of debt and interest	833,333	8,333	-	-	1,563,220	-	-	1,571,553
Common stock issued for cash in private placement	591,000	5,910	-	-	585,090	-	-	591,000
Cashless warrant exercise	51,305	513	-	-	(513)	-	-	-
True-up adjustment	281	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,695,148)	(2,695,148)
Other comprehensive loss	-	-	-	-	-	(39,799)	-	(39,799)
Balance - March 31, 2023	5,521,800	55,215	281	(46,355)	143,564,396	(10,882,368)	(120,286,301)	12,404,587
Stock-based compensation:
Options	-	-	-	-	38,834	-	-	38,834
Restricted stock units	-	-	-	-	74,978	-	-	74,978
Shares issued under the New ELOC, net of offering costs [3]	458,768	4,588	-	-	287,009	-	-	291,597
Shares issued upon conversion of debt and interest	828,780	8,288	-	-	566,968	-	-	575,256
Net loss	-	-	-	-	-	-	(4,982,127)	(4,982,127)
Other comprehensive loss	-	-	-	-	-	(37,993)	-	(37,993)
Balance - June 30, 2023	6,809,348	$68,091	281	$(46,355)	$144,532,185	$(10,920,361)	$(125,268,428)	$8,365,132

[1]	Includes gross proceeds of $480,670, less $39,261 offering costs
[2]	Represents $1,609,935 relative fair value of warrants, less $103,616 of allocable issuance costs
[3]	Includes gross proceeds of $316,953, less $25,356 offering costs

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Gaucho Group Holdings Stockholders’	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Equity
Balance - January 1, 2022	823,496	$8,235	281	$(46,355)	$121,633,826	$(11,607,446)	$(95,726,534)	$14,261,726	$(169,882)	$14,091,844
Stock-based compensation:
Options	-	-	-	-	72,700	-	-	72,700	10,354	83,054
Common stock issued for 401(k) employer matching	1,040	10	-	-	27,811	-	-	27,821	-	27,821
Common stock issued for purchase of minority interest	86,899	869	-	-	(232,658)	-	-	(231,789)	231,789	-
Common stock issued for acquisition of GDS	106,952	1,070	-	-	2,193,583	-	-	2,194,653	-	2,194,653
Common stock issued for purchase of domain name	1,250	13	-	-	39,587	-	-	39,600	-	39,600
Warrants issued for modification of convertible debt principal	-	-	-	-	731,856	-	-	731,856	-	731,856
Net loss	-	-	-	-	-	-	(2,199,840)	(2,199,840)	(72,261)	(2,272,101)
Other comprehensive income	-	-	-	-	-	263,406	-	263,406	-	263,406
Balance - March 31, 2022	1,019,637	10,197	281	(46,355)	124,466,705	(11,344,040)	(97,926,374)	15,160,133	-	15,160,133
Stock-based compensation:
Options	-	-	-	-	87,134	-	-	87,134	-	87,134
Common stock	54,214	542	-	-	524,458	-	-	525,000	-	525,000
Shares issued upon conversion of debt and interest	74,589	746	-	-	1,521,851	-	-	1,522,597	-	1,522,597
Inducement loss on debt conversions	-	-	-	-	198,096	-	-	198,096	-	198,096
Substantial premium on convertible debt	-	-	-	-	1,683,847	-	-	1,683,847	-	1,683,847
Common stock issued for cash, net of offering costs	50,049	500	-	-	510,846	-	-	511,346	-	511,346
Common stock issued upon exchange of subsidiary stock options	183,942	1,839	-	-	(1,839)	-	-	-	-	-
True up adjustment	41	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(5,292,799)	(5,292,799)	-	(5,292,799)
Other comprehensive income	-	-	-	-	-	358,056	-	358,056	-	358,056
Balance - June 30, 2022	1,382,472	$13,824	281	$(46,355)	$128,991,098	$(10,985,984)	$(103,219,173)	$14,753,410	$-	$14,753,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(7,677,275)	$(7,564,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	5,908	22,384
Common stock	-	525,000
Stock options and warrants	77,668	170,188
Restricted stock units	154,400	-
Noncash lease expense	113,744	107,343
Gain on foreign currency translation	(214,708)	(225,927)
Depreciation and amortization	213,487	95,219
Amortization of debt discount	1,079,034	1,061,936
Provision for credit losses	57,104	28,848
Provision for obsolete inventory	99,323	-
Change in fair value of derivative liability	2,141,117
Loss on extinguishment of debt	416,081	2,105,119
Inducement expense	-	198,096
Decrease (increase) in assets:
Accounts receivable and mortgages receivable	(126,017)	(137,652)
Employee advances	(571)	4,964
Inventory	(57,274)	(84,917)
Deposits	1,417	-
Prepaid expenses and other current assets	(30,668)	(201,778)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(162,671)	774,709
Operating lease liabilities	(98,126)	(82,296)
Deferred revenue	(4,985)	517,741
Other liabilities	(20,131)	(68,633)
Total Adjustments	3,644,132	4,810,344
Net Cash Used in Operating Activities	(4,033,143)	(2,754,556)
Cash Flow from Investing Activities
Cash paid to acquire Gaucho Development S.R.L., net of cash acquired	-	(7,560)
Purchase of property and equipment	(438,895)	(1,677,082)
Purchase of intangible asset	(50,000)	(34,999)
Net Cash Used in Investing Activities	(488,895)	(1,719,641)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flow from Financing Activities
Proceeds from loans payable	185,000	-
Repayments of loans payable	(58,718)	(53,333)
Proceeds from common stock issued for cash	591,000	511,346
Proceeds from the issuance of convertible debt	5,000,000	-
Financing costs in connection with the issuance of convertible debt	(321,803)	-
Repayments of convertible debt obligations	(862,541)	-
Redemption premiums paid on convertible debt obligations	(156,160)	-
Proceeds from issuance of shares under the New ELOC, net of offering costs [1]	733,006	-
Net Cash Provided by Financing Activities	5,109,784	458,013
Effect of Exchange Rate Changes on Cash	(77,792)	621,462
Net (Decrease) Increase in Cash	509,954	(3,394,722)
Cash - Beginning of Period	300,185	3,649,407
Cash - End of Period	$810,139	$254,685

Supplemental Disclosures of Cash Flow Information:
Interest paid	$561,876	$140,355
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Equity issued to satisfy accrued stock-based compensation obligation	$32,617	$27,821
Equity issued as consideration for intangible assets	$-	$39,600
Equity issued for purchase of non-controlling interest	$-	$231,789
Equity issued for acquisition of Gaucho Development, S.R.L.	$-	$2,194,653
Warrants issued and debt principal exchanged upon modification of convertible debt	$-	$731,856
Shares issued upon conversion of debt and interest	$2,146,809	$1,522,597
Common stock and restricted stock units in GGH issued upon exchange of GGI options	$-	$1,576,648
Cashless warrant exercise	$513	$-
Relative fair value of warrants issued with 2023 Note, net of allocable issuance costs [2]	$1,506,319	$-
Warrants issued and debt principal exchanged upon modification of convertible debt	$63,502	$-

[1]	Gross proceeds of $797,623, less offering costs of $64,617
[2]	Represents $1,609,935 relative fair value of warrants, less $103,616 in allocable issuance costs

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on April 17, 2023.

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

As of June 30, 2023, the Company had cash and a working capital deficit of approximately $810,000 and $3.8 million, respectively. During the six months ended June 30, 2023 and 2022, the Company incurred net losses of approximately $7.7 million and $7.6 million, respectively, and used cash in operating activities of approximately $4.0 million and $2.8 million, respectively. Further, as of June 30, 2023, approximately $4.8 million owed in connection with the Company’s convertible debt matures on February 21, 2024, and approximately $252,000 represents the current portion of the Company’s loans payable which are payable on demand or for which payments are due within twelve months after June 30, 2023. During the six months ended June 30, 2023, the Company funded its operations with proceeds from a convertible debt financing of $5.0 million, proceeds of $733,000 from draws on the Company’s equity line of credit, $185,000 of proceeds from a loan payable and $591,000 from the sale of common stock.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months from the date these financial statements are made available. Since inception, the Company’s operations have primarily been funded through proceeds received from equity and debt financings. The Company believes it has access to capital resources and continues to evaluate additional financing opportunities. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

Highly Inflationary Status in Argentina

The Company recorded gains on foreign currency transactions of approximately $103,000 and $215,000 during the three and six months ended June 30, 2023, respectively, and approximately $43,000 and $226,000 during the three and six months ended June 30, 2022, respectively, as a result of the net monetary liability position of its Argentine subsidiaries.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of approximately $519,000 at June 30, 2023, of which approximately $378,000 represents cash held in Argentine bank accounts.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 provides a single comprehensive model to use in accounting for revenue arising from contracts with customers, and gains and losses arising from transfers of non-financial assets including sales of property and equipment, real estate, and intangible assets.

The Company earns revenues from the sale of real estate lots, as well as hospitality, food and beverage, other related services, and from the sale of clothing and accessories. The Company recognizes revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Real estate sales	$154,959	$-	$154,959	$184,658
Hotel rooms and events	218,838	144,123	464,525	283,222
Restaurants	56,989	40,323	136,007	57,593
Winemaking	45,918	32,880	75,741	59,689
Agricultural	162,764	153,531	162,764	181,029
Golf, tennis and other	29,126	28,366	56,983	53,467
Clothes and accessories	42,381	6,112	107,763	11,274
Total revenues	$710,975	$405,335	$1,158,742	$830,932

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2023 and December 31, 2022, the Company had deferred revenue of $1,368,921 and $1,373,906, respectively, consisting of $1,332,695 and $1,179,654, respectively, associated with real estate lot sale deposits, $36,225 and $44,252, respectively, related to hotel deposits and $0 and $150,000, respectively, related to prepaid management fees received.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of June 30,
	2023		2022

Options	34,806		561,027
Warrants	4,839,254		2,024,166
Unvested restricted stock units	516,277		-
Convertible debt	12,516,374	[1]	5,479,255	[2]
Total potentially dilutive shares	17,906,711		8,064,448

[1]	Represents shares issuable upon conversion of $4,893,983 of convertible debt, $734,097 of redemption premium and $8,293 of related accrued interest outstanding as of June 30, 2023, at a conversion price of $0.4503 per share, which represents the conversion price in effect as of June 30, 2023. The conversion price of such debt is variable and is not subject to a floor price (see Note 10, Convertible Debt Obligations).

[2]	Represents shares issuable upon conversion of principal and interest outstanding in the aggregate amount of $5,205,292 at a conversion price of $0.95 per share.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Derivative Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 “Derivatives and Hedging” (“ASC 815”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The accounting treatment of derivative financial instruments requires that the Company record any bifurcated embedded features at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded in earnings each period as non-operating, non-cash income or expense. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Bifurcated embedded features are recorded upon note issuance at their initial fair values which create additional debt discount to the host instrument.

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

3. MORTGAGES RECEIVABLE

The Company offers loans to purchasers in connection with the sale of real estate lots. The loans bear interest at 7.2% per annum and terms generally range from eight to ten years. Principal and interest for each loan is billed and receivable on a monthly basis. The loans are secured by a first mortgage lien on the property purchased by the borrower. Mortgages receivable include the related interest receivable and are presented at amortized cost, less bad debt allowances, in the condensed consolidated financial statements.

Management evaluates each loan individually on a quarterly basis, to assess collectability and estimate a reserve for past due amounts. Management recorded an additional provision for uncollectible accounts in the amount of $37,673 for the six months ended June 30, 2023. The total allowance for uncollectable mortgages as of June 30, 2023 and December 31, 2022 was $234,223 and $196,550, respectively. Past due principal amounts of $346,680 and $254,683 are included in mortgages, receivable, current as of June 30, 2023 and December 31, 2022, respectively. In the case of each of the past due loans, the Company believes that the value of the collateral exceeds the outstanding balance on the loan, plus accrued interest.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following represents the maturities of mortgages receivable as of June 30, 2023:

July 1 through December 31, 2023	$776,657
For the years ended December 31,
2024	381,532
2025	409,927
2026	440,436
2027	473,215
2028	480,227
Thereafter	1,093,286
Gross Receivable	4,055,278
Less: Allowance	(234,223)
Net Receivable	$3,821,055

As of June 30, 2023 and December 31, 2022, no single borrower had loans outstanding representing more than 10% of the total balance of mortgages receivable.

The Company recorded interest income from mortgages receivable of $109,816 and $28,654 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, there is $261,919 and $185,197, respectively, of interest receivable included in mortgages receivable on the accompanying condensed consolidated balance sheets.

4. INVENTORY

Inventory at June 30, 2023 and December 31, 2022 was comprised of the following:

	June 30, 2023	December 31, 2022

Vineyard in process	$240,619	$516,096
Wine in process	1,031,823	797,862
Finished wine	42,370	40,735
Clothes and accessories	720,569	552,581
Other	125,665	82,423
	2,161,046	1,989,697
Less: Reserve for obsolescence	(200,058)	(100,735)
Total	$1,960,988	$1,888,962

The Company recorded a provision for obsolete inventory in the amount of $93,389 and $99,323 during the three and six months ended June 30, 2023, respectively. There was no provision for obsolete inventory recognized during the three and six months ended June 30, 2022.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. INTANGIBLE ASSETS

On February 3, 2022, the Company purchased the domain name Gaucho.com, in exchange for cash consideration of $34,999 and 15,000 shares of common stock valued at $39,600 (see Note 14 – Stockholders’ Equity, Common Stock). The domain name is being amortized over its useful life of 15 years.

On June 15, 2023, the Company purchased a music video to be used in certain marketing mediums for $50,000 in cash. The music video is being amortized over its useful life of 3 years.

The Company recognized $5,410 and $10,819 of amortization expense during the three and six months ended June 30, 2023, respectively, related to the domain name. The Company recognized $1,489 and $2,072 of amortization expense during the three and six months ended June 30, 2022, respectively, related to the domain name. Future amortization of the Company’s intangible asset is as follows:

July 1 through December 31, 2023	$10,819
For the years ended December 31,
2024	21,640
2025	21,640
2026	4,973
2027	4,973
2028	4,973
Thereafter	39,949
$108,967

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts of the Company’s short-term financial instruments including cash, accounts receivable, advances and loans to employees, prepaid taxes and expenses, accounts payable, accrued expenses and other liabilities approximate fair value due to the short-term nature of these instruments. The carrying value of the Company’s loans payable, debt obligations, convertible debt obligations and derivative liability approximate fair value, as they bear terms and conditions comparable to market for obligations with similar terms and maturities.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	June 30,	December 31,
	2023	2022

Accrued compensation and payroll taxes	$542,659	$652,943
Accrued taxes payable - Argentina	189,722	270,239
Accrued interest	141,303	78,368
Other accrued expenses	384,479	663,266
Accrued expenses, current	1,258,163	1,664,816
Accrued payroll tax obligations, non-current	81,638	66,018
Total accrued expenses	$1,339,801	$1,730,834

On November 27, 2020, the Company entered into various payment plans, pursuant to which it agreed to pay its Argentine payroll tax obligations over a period of 60 to 120 months. The current portion of payments due under the plan is $84,929 and $209,938 as of June 30, 2023 and December 31, 2022, respectively, which is included in accrued taxes payable – Argentina, above. The non-current portion of accrued payroll tax obligations represents payments under the plan that are scheduled to be paid after twelve months. The Company incurred interest expense of $64,283 and $81,587 during the three and six months ended June 30, 2023, respectively, and incurred interest expense of $28,690 and $33,177 during the three and six months ended June 30, 2022, respectively, related to these payment plans.

8. DEFERRED REVENUE

Deferred revenue is comprised of the following:

	June 30, 2023	December 31, 2022

Real estate lot sales deposits	$1,332,695	$1,179,654
Prepaid management fees	-	150,000
Other	36,226	44,252
Total	$1,368,921	$1,373,906

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company accepts deposits in conjunction with agreements to sell real estate building lots at Algodon Wine Estates in the Mendoza wine region of Argentina. These lot sale deposits are generally denominated in U.S. dollars. The Company received deposits for eleven additional lots and recorded deferred revenues in the amount of $308,000 during the six months ended June 30, 2023. Revenue is recorded when the sale closes, and the deeds are issued. The Company recorded the sale of one lot and recorded revenue in the amount of $154,959 during the three and six months ended June 30, 2023.

9. LOANS PAYABLE

The Company’s loans payable are summarized below:

	June 30,	December 31,
	2023	2022

EIDL	$92,527	$93,541
2018 Loan	40,678	111,137
2022 Loan	24,277	51,643
2023 Loan	185,000	-
Total Loans Payable	342,482	256,321
Less: current portion	252,014	164,656
Loans Payable, non-current	$90,468	$91,665

On January 9, 2023, the Company received $185,000 in proceeds on the issuance of a one-year, non-convertible promissory note with a February 20, 2024 maturity date. The note bears interest at a rate of 8% per annum. In addition, during the six months ended June 30, 2023, the Company made principal payments in the amount of $42,066 on the 2018 Loan payable, $15,638 on the 2022 Loan payable and $1,014 on the EIDL loan.

The Company incurred interest expense related to the loans payable in the amount of $33,248 and $36,514 during the three and six months ended June 30, 2023, respectively, and incurred interest expense related to the loans payable in the amount of $2,986 and $6,378 during the three and six months ended June 30, 2022. Other decreases in loan balances are the result of changes in exchange rates during the period. As of June 30, 2023 and December 31, 2022, there is accrued interest of $15,996 and $9,437, respectively, related to the Company’s loans payable.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. CONVERTIBLE DEBT OBLIGATIONS

Amounts owed pursuant to the Company’s convertible debt obligations are as follows:

	GGH Notes	2023 Note	Total Principal	Debt Discount	Convertible debt, net of discount
Balance at January 1, 2023	$1,997,909	$-	$1,997,909	$(6,450)	$1,991,459
Note issued	-	5,617,978	5,617,978	(2,509,601)	3,108,377
Debt principal converted to common stock:	(1,335,439)	(523,925)	(1,859,364)	-	(1,859,364)
Principal repayments	(662,470)	(200,071)	(862,541)	-	(862,541)
Amortization of debt discount	-	-	-	1,079,034	1,079,034
Balance at June 30, 2023	$-	$4,893,982	$4,893,982	$(1,437,017)	$3,456,965
Less: current portion	-	4,773,982	4,773,982	(1,401,781)	3,372,201
Equals: convertible debt, non-current	$-	$120,000	$120,000	$(35,236)	$84,764

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

On February 20, 2023, the Company entered into another exchange agreement (the “Exchange Agreement #4”) with the remaining holders of the GGH Notes, pursuant to which warrants for the purchase up to an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.00 were issued as consideration for extending the maturity date in connection with Letter Agreement #5. The warrants have a grant date fair value of $134,779 and expire on the second anniversary of the date of issuance. Because the value of the new warrants was deemed to be substantial as compared to the $662,470 remaining principal of the GGH Notes, the transaction was accounted for as an extinguishment of old notes which were replaced with the new note. The fair value of the warrants was recorded as a loss on extinguishment and is reflected under Other Expense (Income) in the accompanying condensed consolidated statement of operations.

On February 21, 2023, the Company redeemed the remaining GGH Notes for $905,428, which includes the $662,470 of principal, $118,909 of accrued interest and $124,049 of redemption premium, the latter of which was charged to extinguishment loss.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2023 Convertible Note

On February 21, 2023, the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor, (the “Investor”) pursuant to which the Company received proceeds of $5,000,000 in exchange for a senior secured convertible note (the “2023 Note”) of the Company in the aggregate original principal amount of $5,617,978, and a three-year common stock purchase warrant exercisable into an aggregate of 3,377,099 shares of common stock of the Company at an exercise price equal to $1.34 (the “2023 Note Warrant”). In addition to other terms, conditions and rights, both the Company and the Investor have the right to initiate additional closings for up to $5 million of cash for additional 2023 Notes and warrants.

Pursuant to the SPA, the exercise price of certain warrants for the purchase of 62,500 common shares exercisable at $21.00 per share and warrants for the purchase of 43,814 shares exercisable at $6.00 per share was reduced to $1.00 per share. The increase in the value of the warrants in the aggregate amount of $63,502 as a result of the reduction in exercise price was recorded as debt discount on the 2023 Note.

The 2023 Note is convertible into shares of common stock of the Company at a conversion price equal to the lower of (i) $1.34 (subject to adjustment for standard anti-dilution events, the non-exempt issuance of common stock for less than $1.34 per share and the issuance of additional variable price securities); (ii) the trading price on the day immediately prior to conversion or (iii) the average trading price of the Company’s common stock for the 5 days preceding conversion (collectively the “Conversion Price”), subject to a floor price of $0.27. If the Conversion Price in effect on the date of conversion is less than $0.27, the Investor is entitled to a cash true up payment equal to the difference between the conversion dollar amount and the value of shares issued upon conversion (the “Cash True Up Provision”).

The 2023 Note matures on the first anniversary of the issuance date (the “Maturity Date”) and bears interest at a rate of 7% per annum, which is payable either in cash monthly, or by way of inclusion in the accrued interest in the conversion amount on the conversion date. Interest includes a make-whole amount equal to the additional interest that would accrue if the entire 2023 Note principal remained outstanding through the Maturity Date.

The 2023 Note is redeemable at the Company’s election, so long as the Company is not in default, at the greater of (a) 115% of the conversion amount, or (b) the amount equal to the shares issuable times the greatest closing price from the redemption notice date through the date the Company makes the redemption payment. The minimum redemption amount is $500,000 and the Company can only deliver one redemption notice in a 20-day period.

Upon an event of default on the 2023 Note, the Conversion Price is reduced to the lesser of (a) $1.34 (subject to adjustment as described above); (b) 80% of the volume-weighted average price on the day preceding receipt of the conversion notice; or (c) 80% of the average of the three lowest volume-weighted average prices over the fifteen trading days which precede receipt of the conversion notice, subject to a floor price of $0.27 (the “Event of Default Conversion Price”). In addition, the Investor may require the Company to redeem the 2023 Note using the same formula that would be used for a Company-initiated redemption, described above.

The Event of Default Conversion Price represents a redemption feature, which was bifurcated from the debt host and recorded as a derivative liability. As of the date of issuance of the 2023 Note, management had estimated that the probability of an event of default was negligible; accordingly, the fair value of the derivative liability was de minimis at the date of issuance.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Pursuant to the terms of the 2023 Note, the Company must pay, convert or redeem one quarter of the initial principal, plus any outstanding interest and make-whole amount by each three-month anniversary of the issuance date. As of June 30, 2023, the Company is in default on the 2023 Note as a result of not making the required quarterly payment due on May 21, 2023. Consequently, the Company remeasured the derivative liability and recorded a change in fair value of the derivative liability of $2,141,117 during the three and six months ended June 30, 2023.

The following table sets forth a summary of the changes in the fair value of the derivative liability that are measured at fair value on a recurring basis:

Balance as of January 1, 2023	$-
Fair value of derivative liability upon issuance of 2023 Note	-
Change in fair value of derivative liability	2,141,117
Balance as of June 30, 2023	2,141,117
Less: current portion of derivative liability	2,088,617
Equals: derivative liability, non-current portion	$52,500

The Company incurred financing costs of $321,803 in connection with the SPA, of which $218,187 was allocated to the 2023 Note and recorded as debt discount and $103,616 was allocated to the 2023 Note Warrant and charged against additional paid-in capital.

Upon the issuance of the 2023 Note, the Company recorded a debt discount at issuance in the aggregate amount $2,509,601, consisting of (i) the $617,978 difference between the aggregate principal amount of the 2023 Note and the cash proceeds received, (ii) financing costs in the aggregate amount of $218,187, (iii) value of warrant modification of $63,502, and (iv) the $1,609,935 relative fair value of the 2023 Note Warrant. The debt discount is being amortized using the effective interest method over the term of the 2023 Note.

During the six months ended June 30, 2023, the Company made redemption payments in the aggregate amount of $246,186 related to the 2023 Note, which included principal repayments of $200,070, accrued interest of $14,005 and redemption premiums of $32,094. The Company recorded a loss on extinguishment for the amount of redemption premiums paid.

During the three and six months ended June 30, 2023, a total of $575,256, which included principal of $523,925, accrued interest of $38,254 and conversion premiums of $13,077, was converted into 828,780 shares at conversion prices between $0.46 and $0.78 per share.

Interest Expense on Convertible Debt Obligations

The Company incurred total interest expense of $987,037 and $661,695 related to its convertible debt obligations during the three months ended June 30, 2023 and 2022, respectively. The Company incurred total interest expense of $1,553,077 and $1,410,926 related to its convertible debt obligations during the six months ended June 30, 2023 and 2022, respectively.

Interest expense during the three months ended June 30, 2023 and 2022 consists of (i) $211,260 and $151,200, respectively, of make-whole interest accrued at 7% per annum; (ii) $58,907 and $0, respectively, of incremental default interest, respectively, and (iv) amortization of debt discount in the amount of $716,867 and $510,495, respectively, during the six months ended June 30, 2023.

Interest expense during the six months ended June 30, 2023 and 2022 consists of (i) $415,135 and $348,990, respectively, of make-whole interest accrued at 7% per annum; (ii) $58,907 and $0, respectively, of incremental default interest, respectively, and (iv) amortization of debt discount in the amount of $1,079,033 and $1,061,936, respectively, during the six months ended June 30, 2023.

See Note 17 - Subsequent Events.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. SEGMENT DATA

The Company’s financial position and results of operations are classified into three reportable segments, consistent with how the CODM makes decisions about resource allocation and assesses the Company’s performance.

●	Real Estate Development, through AWE and TAR, including hospitality and winery operations, which support the ALGODON® brand.

●	Fashion (e-commerce), through GGI, including the manufacture and sale of high-end fashion and accessories sold through an e-commerce platform.

●	Corporate, consisting of general corporate overhead expenses not directly attributable to any one of the business segments.

The following tables present segment information for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30, 2023				For the Six Months Ended June 30, 2023
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL

Revenues	$670,594	$40,381	$-	$710,975	$1,052,979	$105,763	$-	$1,158,742
Revenues from Foreign Operations	$670,594	$-	$-	$670,594	$1,052,979	$-	$-	$1,052,979
Loss from Operations	$(123,767)	$(463,126)	$(1,398,694)	$(1,985,587)	$(457,771)	$(955,325)	$(2,518,496)	$(3,931,592)

	For the Three Months Ended June 30, 2022				For the Six Months Ended June 30, 2022
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL

Revenues	$399,223	$6,112	$-	$405,335	$819,658	$11,274	$-	$830,932
Revenues from Foreign Operations	$399,223	$-	$-	$399,223	$819,658	$-	$-	$819,658
Loss from Operations	$(1,339,272)	$(341,668)	$(758,493)	$(2,439,433)	$(1,725,125)	$(700,201)	$(1,789,910)	$(4,215,236)

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present segment information as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023				As of December 31, 2022
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL

Total Property and Equipment, net	$6,586,322	$1,271,163	$-	$7,857,485	$6,234,856	$1,369,205	$17,196	$7,621,257
Total Property and Equipment, net in Foreign Countries	$6,586,322	$-	$-	$6,586,322	$6,234,856	$-	$-	$6,234,856
Total Assets	$14,282,151	$3,330,807	$1,606,456	$19,219,414	$13,504,914	$3,522,415	$1,665,656	$18,692,985

12. RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

As of June 30, 2023 and December 31, 2022 the Company had accounts receivable – related parties of $1,075,102 and $1,115,816 net of allowances for expected credit losses of $470,516 and $339,503, respectively, representing the net realizable value of advances made to, and expense sharing obligations receivable from, separate entities under common management. During the three and six months ended June 30, 2023, the Company made advances in the amount of $0 and $85,644, respectively, to the related entities. During the three and six months ended June 30, 2022, the Company made advances in the amount of $0 and $36,000, respectively to the related entities. During the three and six months ended June 30, 2023, the Company received repayments in the amount of $237,813 and $367,813, respectively, from the related entities. During the three and six months ended June 30, 2022, the Company received repayments in the amount of $583,000 and $703,000, respectively, from the related entities. Receivables recorded in the amount of $383,529 and $417,413 in connection with an expense sharing agreement during the six months ended June 30, 2023 and 2022 are discussed below.

The Company recorded credit losses related to accounts receivable, related parties of $0 and $19,431 during the three and six months ended June 30, 2023, respectively. The Company recorded credit losses of $0 during the three and six months ended June 30, 2022. Credit losses are recorded as bad debt expense which is reflected in the general and administrative expenses on the on the accompanying unaudited consolidated statements of operations.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a Related Party to share expenses such as office space, support staff, professional services, and other operating expenses (the “Related Party ESA”). During the six months ended June 30, 2023 and 2022, the Company recorded a contra-expense of $383,529 and $417,413, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement. During the three months ended June 30, 2023 and 2022, the Company recorded a contra-expense of $208,103 and $189,188, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Management Fee Income

The Company earns management fees of $75,000 per quarter from LVH. A member of the Company’s board of directors is the managing member of SLVH, LLC, and holds a 20% membership interest in SLVH. SLVH owns 88% of the limited liability interest of LVH.

Amendment to LVH Limited Liability Company Agreement

On June 30, 2023, the Company through its wholly owned subsidiary, GVI, executed a Fourth Amendment to the Amended and Restated Limited Liability Company Agreement of LVH to extend the outside date for execution of the ground lease from June 30, 2023 to December 29, 2023.

13. BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. For the six months ended June 30, 2023 and 2022, the Company recorded a charge associated with its contribution of $9,208 and $22,384, respectively. For the three months ended June 30, 2023 and 2022, the Company recorded a charge associated with its contribution of $3,300 and $3,408, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair value of its common stock on the date the shares are issued. During the six months ended June 30, 2023, the Company issued 24,160 shares at $1.35 per share in satisfaction of $32,617 of 401(k) contribution liabilities. During the six months ended June 30, 2022, the Company issued 1,040 shares at $26.76 per share in satisfaction of $27,821 of 401(k) contribution liabilities.

14. STOCKHOLDERS’ EQUITY

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

During the six months ended June 30, 2023, the Company sold an aggregate of 823,198 shares of the Company’s common stock for gross proceeds of $797,623 less placement agent fees of $64,617 pursuant to a Common Stock Purchase Agreement (the “New ELOC”).

See Note 10 – Convertible Debt Obligations for additional details regarding common shares issued during the three and six months ended June 30, 2023.

Accumulated Other Comprehensive Loss

For the three and six months ended June 30, 2023, the Company recorded a loss of $37,993 and $77,792, respectively, and for the three and six months ended June 30, 2022, the Company recorded a gain of $358,056 and $621,462, respectively, related to foreign currency translation adjustments as accumulated other comprehensive income, primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 2 – Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warrants

A summary of warrant activity during the six months ended June 30, 2023 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2023	1,299,135	$5.77
Issued	3,674,849	1.31
Exercised	(134,730)	3.36
Expired	-	-
Canceled	-	-
Outstanding, June 30, 2023	4,839,254	$2.15	2.1	$-

Exercisable, June 30, 2023	4,839,254	$2.15	2.1	$-

See Common Stock, above, and Note 10 – Convertible Debt Obligations for additional details regarding warrants issued during the six months ended June 30, 2023.

A summary of outstanding and exercisable warrants as of June 30, 2023 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$1.00	Common Stock	404,064	1.6	404,064
$1.34	Common Stock	3,377,099	2.7	3,377,099
$3.82	Common Stock	454,588	0.2	454,588
$6.00	Common Stock	602,225	0.5	602,225
$90.00	Common Stock	1,278	2.6	1,278
	Total	4,839,254	2.1	4,839,254

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Units

A summary of RSU activity during the six months ended June 30, 2023 is presented below:

		Weighted Average
	Number of	Grant Date Value
	RSUs	Per Share
RSUs non-vested January 1, 2023	511,500	$1.16
Granted	10,000	1.31
Vested	(3,890)	1.31
Forfeited	(1,333)	1.16
RSUs non-vested June 30, 2023	516,277	$1.16

On January 23, 2023, the Company granted 10,000 restricted stock units (“RSUs”) to certain employees and advisors for their service, of which 3,890 RSUs vested on the grant date and 3,055 RSUs will vest on each of the next two anniversaries of the date of the grant.

During the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense of $74,978 and $154,400 respectively, related to the amortization of RSUs. No expense related to the amortization of RSUs was recorded for the three or six months ended June 30, 2022.

Stock Options

No stock options were granted during the six months ended June 30, 2023 or the six months ended June 30, 2022. The following table presents information related to GGH stock options outstanding as of June 30, 2023:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding, January 1, 2023	40,612	85.35
Granted	-	-
Exercised	-	-
Expired	(5,806)	138.60
Forfeited	-	-
Outstanding, June 30, 2023	34,806	$76.47	1.1	$-

Exercisable, June 30, 2023	29,698	$75.78	1.0	$-

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense of $38,834 and $77,668, respectively, and during the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of $57,403 and $130,103, respectively, related to the amortization of options for the purchase of GGH common stock.

The Company recorded no stock-based compensation expense related to options for the purchase of GGI common stock for the three and six months ended June 30, 2023 as all of the GGI options were exchanged and cancelled as of June 22, 2022. For the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of $29,731 and $40,085, respectively, related to the options for the purchase of GGI common stock.

Stock-based compensation expense is reflected in general and administrative expenses (classified in the same manner as the grantees’ wage compensation) in the accompanying condensed consolidated statements of operations. As of June 30, 2023, there was $91,921 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.1 years.

15. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be involved in litigation and arbitrations from time to time in the ordinary course of business. At the present time, the Company is not involved in any ongoing litigation. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

16. LEASES

On April 8, 2021, GGI entered into a lease agreement to lease a retail space in Miami, Florida for 7 years, which expires May 1, 2028. As of June 30, 2023, the lease had a remaining term of approximately 4.8 years. Lease payments begin at $26,758 per month and escalate 3% every year over the duration of the lease. The Company was granted rent abatements of 15% for the first year of the lease term, and 10% for the second and third year of the lease term. The Company was required to pay a $56,130 security deposit.

As of June 30, 2023, the Company had no leases that were classified as a financing lease.

Total operating lease expense was $82,965 and $165,931 during the three and six months ended June 30, 2023, respectively, and $82,965 and $165,931 during the three and six months ended June 30, 2022, respectively. Lease expenses are recorded in general and administrative expenses on the accompanying condensed consolidated statements of operations.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended June 30,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$98,125	$82,296

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Weighted Average Remaining Lease Term:
Operating leases	4.8	5.8

Weighted Average Discount Rate:
Operating leases	7.0%	7.0%

Future minimum lease commitments are as follows:

For the period July 1 through December 31, 2023	$153,290
For the years ended December 31,
2024	336,102
2025	357,881
2026	368,617
2027	365,004
2028	120,463
Total future minimum lease payments	1,701,357
Less: imputed interest	(268,300)
Net future minimum lease payments	1,433,057
Less: operating lease liabilities, current portion	220,416
Operating lease liabilities, non-current portion	$1,212,641

The Company is the lessor of a building and land that it purchased in connection with acquisition of GDS, pursuant to an operating lease which expires on August 31, 2031. At the end of the leases, the lessee may enter into a new lease or return the asset, which would be available to the Company for releasing. The Company recorded lease revenue of $10,937 and $21,565 during the three and six months ended June 30, 2023, respectively, related to this lease agreement. The Company recorded lease revenue of $10,594 and $14,339 during the three and six months ended June 30, 2022, respectively, related to this lease agreement.

17. SUBSEQUENT EVENTS

There have been no subsequent events that occurred during the period subsequent to the date of these condensed consolidated financial statements that would require adjustment to our disclosure in the condensed consolidated financial statements as presented, except as described below:

2023 Convertible Note

On July 3, 2023, $120,000 of principal, $9,979 of interest, and $19,467 of premium owed in connection with the 2023 Note were converted into 329,416 shares of common stock of the Company at a conversion price of $0.4538 per share.

On August 11, 2023, the Company and the Investor entered into a letter agreement pursuant to which, among other things: i) the Investor agreed to forbear from issuing an Event of Default Notice and Event of Default Redemption Notice; (ii) the requirement in the 2023 Note to pay interest monthly in cash is waived for payments due August 1, 2023 through December 31, 2023; (iii) the application of the default interest rate on the 2023 Note is waived for the period from May 21, 2023 through December 31, 2023, (iv) the requirement for the Company to prepay, redeem, or convert one quarter the initial principal owe on the 2023 Note, plus any outstanding interest and make-whole amount by each three-month anniversary of the issuance date.is waived through December 31, 2023; (v) the Company adjusted the exercise price of the 2023 Note Warrant from $1.34 to $0.45; and (vi) the Investor may continue to convert the 2023 Note at the Alternate Conversion Price or at $0.45.

Board Compensation

On July 14, 2023, the Company issued a total of 270,272 shares at $0.555 per share for a total value of $150,000 to the non-executive directors of the Company as compensation for service as members of the Board of Directors of the Company for the first half of 2023.

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

GGH’s goal is to become recognized as the LVMH (“Louis Vuitton Moët Hennessy”) of South America’s leading luxury brands. Through one of its wholly owned subsidiaries, GGH also owns and operates legacy investments in the boutique hotel, hospitality and luxury vineyard property markets. This includes a golf, tennis and wellness resort, as well as an award-winning wine production company concentrating on Malbecs and Malbec blends. Utilizing these wines as its ambassador, GGH seeks to further develop its legacy real estate, which includes developing residential vineyard lots located within its resort.

As a result of the COVID-19 pandemic, we terminated the corporate office lease and senior management now works remotely. GGH’s local operations are managed by professional staff with substantial hotel, hospitality and resort experience in Buenos Aires and San Rafael, Argentina.

Recent Developments and Trends

While the World Health Organization declared an end to the COVID-19 global health emergency on May 5, 2023, we continue to closely monitor the outbreak of COVID-19 and the related impact on our operations, financial position and cash flows, as well as the impact on our employees. Due to the continued fluidity of this situation, and the magnitude and duration of the pandemic, its impact on our future operations and liquidity remains uncertain as of the date of this report.

We have faced, and may continue to face, significant cost inflation, specifically in raw materials and other supply chain costs due to increased demand for raw materials and the broad disruption of the global supply chain associated with the impact of COVID-19. International conflicts or other geopolitical events, including the 2022 Russian invasion of Ukraine, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, and heightened inflation. Further escalation of geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operation. While there could ultimately be a material impact on the operations and liquidity of the Company, at the time of issuance, the impact could not be determined.

During the three months ended June 30, 2023, the Company and the holder of a senior secured convertible note of the Company (the “2023 Note”) converted an aggregate of $575,256 of principal, interest and conversion premiums, and the Company issued an aggregate of 828,780 shares upon conversion.

On June 30, 2023, the Company through its wholly owned subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”), executed a Fourth Amendment to the Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC (“LVH”) to extend the outside date for execution of the ground lease from June 30, 2023 to December 29, 2023.

On July 3, 2023, the Company and the holder of the 2023 Note converted an aggregate of $149,446 of principal, interest and conversion premiums and the Company issued an aggregate of 329,416 shares upon conversion.

On July 14, 2023, the Company issued a total of 270,272 shares at $0.555 per share for a total value of $150,000 to the non-executive directors of the Company as compensation for service as members of the Board of Directors of the Company for the first half of 2023.

Consolidated Results of Operations

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Overview

We reported a net loss of approximately $5.0 million and $5.3 million for the three months ended June 30, 2023 and 2022, respectively.

Revenues

Revenues from operations were approximately $711,000 and $405,000 during the three months ended June 30, 2023 and 2022, respectively, reflecting an increase of approximately $306,000 or 76%. The overall increase in sales was driven by increases in hotel, restaurant and wine revenues of approximately $443,000, an increase of approximately $143,000 in lot sales, an increase of agricultural sales of approximately $178,000, and an increase in clothes, accessories and other sales of approximately $61,000, resulting from the easing of COVID restrictions and the Argentine government’s efforts to promote tourism and revitalize local businesses, and from the opening of our flagship retail store in Miami. These revenue increases were partially offset by a decrease of approximately $519,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Gross profit

We generated a gross profit of approximately $42,000 for the three months ended June 30, 2023 and a gross loss of approximately $128,000 for the three months ended June 30, 2022, representing an increase in gross profit of approximately $170,000 or 133%, primarily resulting from profits earned from the sale of real estate lots during the period.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $136,000 or 26%, from approximately $533,000 for the three months ended June 30, 2022 to approximately $669,000 for the three months ended June 30, 2023. The increase in cost of sales resulted from the increases in hotel, restaurant and wine costs of approximately $335,000, an increase in clothes, accessories and other costs of approximately $124,000, and an increase of approximately $102,000 in costs associated with lot sales, which correspond to the increases in the related revenues as discussed above. In addition, a higher number of agricultural sales, which are sold at a loss, provided an increase of approximately $199,000 in cost of sales. These increases in cost of sales were partially offset by a decrease of approximately $625,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Selling and marketing expenses

Selling and marketing expenses were approximately $213,000 and $333,000 for the three months ended June 30, 2023 and 2022, respectively, representing a decrease of $120,000 or 36%, primarily related to lower GGI advertising and marketing expenses for GGI’s new retail space as well as the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

General and administrative expenses

General and administrative expenses were approximately $1,711,000 and $1,929,000 for the three months ended June 30, 2023 and 2022, respectively, representing a decrease of $218,000 or 11%. Decreases of approximately $225,000 in employee compensation, and approximately $759,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar were partially offset by increases of approximately $482,000 in professional and consulting fees (primarily business development and investor relations consulting) and approximately $284,000 in other aggregated expenses that are not individually material.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $104,000 and $49,000 during the three months ended June 30, 2023 and 2022, respectively, representing an increase of $55,000 or 112%, related to new asset purchases.

Interest income

Interest income was approximately $64,000 and $27,000 during the three months ended June 30, 2023 and 2022, respectively, representing an increase of $37,000 or 137%, related to the increase in mortgages receivable.

Interest expense

Interest expense was approximately $1,066,000 and $695,000 during the three months ended June 30, 2023 and 2022, respectively, representing an increase of $371,000 or 53%. The increase is primarily related to a rise in the interest and debt discount related to convertible debt issued during February 2023.

Other income, related party

Other income of approximately $75,000 during the three months ended June 30, 2023 and 2022 represents the management fee earned from LVH.

Loss on extinguishment of debt

Loss on extinguishment of debt in the aggregate amount of $32,094 during the three months ended June 30, 2023 consists of extinguishment loss recognized related to premiums paid on the cash redemption of convertible debt. Loss on extinguishment of debt in the aggregate amount of $2,105,119 during the three months ended June 30, 2022 consists of extinguishment loss recognized upon the reduction of the conversion price on the GGH Notes during the second quarter of 2022.

Gains from foreign currency translation

The Company recorded gains from foreign currency translation of approximately $103,000 and $43,000 during the three months ended June 30, 2023 and 2022, respectively. The increase of approximately $60,000 in gains from foreign currency translation is due to the fluctuation in the Argentine peso to United States dollar exchange rates.

Change in fair value of derivative liability

The Company recorded a change in fair value of derivative liability of approximately $2,141,000 and $0 during the three months ended June 30, 2023 and 2022, respectively. The change in fair value during the six months ended June 30, 2023 is associated with the default of the 2023 Convertible Note as of June 30, 2023.

Inducement expense

Inducement expense decreased to $0 for the three months ended June 30, 2023 from approximately $198,000 during the three months ended June 30, 2022. Inducement expense during the three months ended June 30, 2022 resulted from a temporary reduction in the conversion price on convertible debt.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Overview

We reported a net loss of approximately $7.7 million and $7.6 million for the six months ended June 30, 2023 and 2022, respectively.

Revenues

Revenues from operations were approximately $1,159,000 and $831,000 during the six months ended June 30, 2023 and 2022, respectively, reflecting an increase of approximately $328,000 or 39%. The overall increase in sales was driven by increases in hotel, restaurant and wine revenues of approximately $863,000, increases in agricultural revenues of $122,000, and increases in clothes, accessories and other sales of approximately $145,000 resulting from the easing of COVID restrictions and the Argentine government’s efforts to promote tourism and revitalize local businesses, and from the opening of our flagship retail store in Miami. These revenue increases were partially offset by a decrease in lot sales of approximately $42,000 and approximately $760,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Gross profit

We generated a gross profit of approximately $197,000 and $59,000 for the six months ended June 30, 2023 and 2022, respectively, representing an increase of approximately $138,000 or 234%. The increase in gross profit during the six months ended June 30, 2023 is primarily related to hotel sales during the period. The Company’s hotel was being renovated during the first half of 2022, resulting in limited revenues, with fixed costs related to hotel operations.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $190,000 or 25%, from approximately $772,000 for the six months ended June 30, 2022 to approximately $962,000 for the six months ended June 30, 2023. The increase in cost of sales includes increases in hotel, restaurant and wine costs of approximately $534,000, an increase in clothes, accessories and other costs of approximately $166,000, and an increase of approximately $75,000 in costs associated with lot sales, which correspond to the increases in the related revenues as discussed above. In addition, a higher number of agricultural sales, which are sold at a loss, provided an increase of approximately $158,000 in cost of sales. These increases in cost of sales were partially offset by a decrease of approximately $743,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Selling and marketing expenses

Selling and marketing expenses were approximately $448,000 and $505,000 for the six months ended June 30, 2023 and 2022, respectively, representing a decrease of approximately $57,000 or 11%, primarily related to lower GGI advertising and marketing expenses for GGI’s new retail space as well as the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

General and administrative expenses

General and administrative expenses were approximately $3,467,000 and $3,674,000 for the six months ended June 30, 2023 and 2022, respectively, representing a decrease of $207,000 or 6%. A decrease of approximately $739,000 resulting from gains recognized on transactions denominated in foreign currency, as well as a decrease of approximately $460,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar were partially offset by increases of approximately $596,000 in professional and consulting fees (primarily business development and investor relations consulting), approximately $85,000 of compensation expense, as well as approximately $307,000 in other aggregated expenses that are not individually material. Gains recognized on transactions denominated in a foreign currency result from the difference between the official exchange rate, and the actual exchange rate applied to the peso.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $213,000 and $95,000 during the six months ended June 30, 2023 and 2022, respectively, representing an increase of $118,000 or 124%, related to new asset purchases.

Interest income

Interest income was approximately $115,000 and $30,000 during the six months ended June 30, 2023 and 2022, respectively, representing an increase of $85,000 or 283% as the result of increases in mortgages receivable during the period.

Interest expense

Interest expense was approximately $1,668,000 and $1,453,000 during the six months ended June 30, 2023 and 2022, respectively, representing an increase of $215,000 or 15%. The increase is primarily related to a rise in the interest and debt discount related to convertible debt issued during February 2023.

Other income

Other income of approximately $150,000 during the six months ended June 30, 2023 and 2022 represents the management fee received from LVH.

Gains from foreign currency translation.

The Company recorded gains from foreign currency translation of approximately $215,000 and $226,000 during the six months ended June 30, 2023 and 2022, respectively, as the result of the highly inflationary status of Argentina. The decrease of approximately $11,000 in gains from foreign currency translation is due to the fluctuation in the Argentine peso to United States dollar exchange rates.

Loss on extinguishment of debt

Loss on extinguishment of debt was approximately $416,000 during the six months ended June 30, 2023, as compared to approximately $2.1 million during the six months ended June 30, 2022. Loss on extinguishment of debt during the six months ended June 30, 2023 in the approximate amount of $416,000 is comprised of (i) premium paid on the conversion of GGH Notes of approximately $112,000, (ii) premium paid on the cash redemption of GGH Notes of approximately $124,000, (iii) premium paid on the 2023 Note for cash redemption of principal in the amount of approximately $32,000; (iv) premium in the amount of approximately $13,000 paid on the conversion an aggregate of $87,179 of principal and interest owed on the 2023 Note, and (iv) the fair value of approximately $135,000 in warrants issued in the exchange agreement for the GGH Notes (See Note 10—Convertible Debt Obligations for additional details).

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	June 30, 2023	December 31, 2022
	(unaudited)
Cash	$810,139	$300,185
Working capital (deficiency)	$(3,828,285)	$595,120
Convertible debt obligations	$4,893,983	$1,997,909
Loans payable	$342,482	$256,321

Cash requirements for our current liabilities include approximately $2.0 million for accounts payable and accrued expenses, approximately $220,000 for lease liabilities, and approximately $332,000 for loans payable and other current liabilities. We also have convertible debt obligations in the approximate amount of $4.8 million which, if not converted prior to maturity, are due on February 21, 2024. Cash requirements for our long-term liabilities include approximately $1.2 million for operating lease liabilities, approximately $90,000 in loans payable, and approximately $82,000 of long-term accrued expenses.

During the six months ended June 30, 2023, we financed a portion of our activities from proceeds derived from debt and equity financings. A significant portion of the funds have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

Net cash used in operating activities for the six months ended June 30, 2023 and 2022 amounted to approximately $4,033,000 and $2,755,000, respectively. During the six months ended June 30, 2023, the net cash used in operating activities was primarily attributable to the net loss of approximately $7.7 million adjusted for approximately $4.1 million of net non-cash expenses, and approximately $0.5 million of cash used to fund changes in the levels of operating assets and liabilities. During the six months ended June 30, 2022, the net cash used in operating activities was primarily attributable to the net loss of approximately $7.6 million adjusted for approximately $4.1 million of net non-cash expenses, and approximately $0.7 million of cash used to fund changes in the levels of operating assets and liabilities.

Cash used in investing activities for the six months ended June 30, 2023 and 2022 amounted to approximately $489,000 and $1,720,000, respectively, resulting primarily from the purchase of property and equipment in the approximate amount of $438,000 and $1,677,000 million, respectively, and approximately $50,000 and $35,000 respectively, used to purchase certain intangible assets.

Net cash provided by financing activities for the six months ended June 30, 2023 and 2022 amounted to approximately $5.1 million and $0.5 million, respectively. For the six months ended June 30, 2023, the net cash provided by financing activities resulted from approximately $4.7 million in net proceeds from the issuance of debt, $0.6 million in proceeds from the issuance of common stock in a private placement, approximately $0.7 million in proceeds from the issuance of stock under the New ELOC and $0.2 million in proceeds from the issuance of a note payable, partially offset by the repayment of convertible debt obligations and related redemption premiums in the approximate amount of $1.0 million, and repayment of loans payable of approximately $0.1 million. Net cash used in financing activities for the six months ended June 30, 2022 resulted from approximately $0.5 million of cash proceeds from the sale of commons stock, partially offset by approximately $0.1 million in repayments of loans payable.

As of June 30, 2023, the Company had cash and a working capital deficit of approximately $810,000 and $3,109,000, respectively. During the six months ended June 30, 2023 and 2022, the Company incurred net losses of approximately $7.7 million and $7.6 million, respectively, and used cash in operating activities of approximately $4.0 million and $2.8 million, respectively. Further, as of June 30, 2023, approximately $4.8 million owed in connection with the Company’s convertible debt matures on February 21, 2024, and approximately $0.3 million represents the current portion of the Company’s loans payable which are payable on demand or for which payments are due within twelve months after June 30, 2023. During the six months ended June 30, 2023, the Company funded its operations with net proceeds from convertible debt financing of approximately $4.7 million, proceeds of approximately $0.7 million from draws on the Company’s equity line of credit, and $0.6 million from the sale of common stock.

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

Convertible Promissory Notes

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 “Derivatives and Hedging” (“ASC 815”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The accounting treatment of derivative financial instruments requires that the Company record any bifurcated embedded features at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded in earnings each period as non-operating, non-cash income or expense. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Bifurcated embedded features are recorded upon note issuance at their initial fair values which create additional debt discount to the host instrument.

Sequencing Policy

Under ASC 815, we have adopted a sequencing policy, whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares or the Company’s total potentially dilutive shares exceed the Company’s authorized share limit, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuances of securities granted as compensation in a share-based payment arrangement are not subject to the sequencing policy.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2023, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, resulting from a lack of segregation of duties due to our small size, and lack of testing of the operating effectiveness of the controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in Item 1A of the Company’s Annual Report on Form 10-K as filed with the SEC on April 17, 2023 and in Item 1A of the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 19, 2023.

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

On June 1, 2023, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market notifying the Company that, for the preceding 30 consecutive business days, the closing bid price for the Company’s common stock was trading below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The notification has no immediate effect on the Company’s Nasdaq listing and the Company’s common stock will continue to trade on Nasdaq under the ticker symbol “VINO.”

In accordance with Nasdaq Rules, the Company was provided with an initial period of 180 calendar days, or until November 28, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If at any time before the Compliance Date the closing bid price for the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, the Staff will provide the Company written confirmation of compliance with the Bid Price Requirement.

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

The Company is holding its Annual General Meeting on August 24, 2023, at which, among other things, the Company has requested stockholder approval to grant the Board of Directors discretion (if necessary to prevent the delisting of the Company’s common stock on Nasdaq) on or before June 30, 2024, to implement a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-ten (1:10), or anywhere between, while maintaining the number of authorized shares of common stock at 150,000,000 shares, as required for Nasdaq listing. The Company will need shareholders representing a majority of the outstanding shares of the Company to approve this proposal, which is not guaranteed.

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

The Company is currently in default under one of its convertible promissory notes, which allows the holder to redeem all or a portion of the Note.

Pursuant to the 2023 Purchase Agreement and Notes, as of May 21, 2023, the Company failed to prepay, redeem or convert one quarter of the initial principal and interest on the Notes. The holder may require the Company to redeem all or a portion of the Notes by written notice, which would have a material adverse effect on the Company. On August 11, 2023, the Company and the holder of the Notes entered into an agreement (the “Letter Agreement”) pursuant to which, among other things: the holder agreed to forbear from issuing an event of default notice and event of default redemption notice through December 31, 2023. See Item 5 for additional information.

If LVH does not sign a ground lease by December 29, 2023, LVH will be dissolved and we may not receive a complete return of our investment.

Currently, the Company, through its wholly-owned subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”), contributed total capital of $7.0 million to LVH Holdings LLC (“LVH”) to develop a project in Las Vegas, Nevada and received 396 limited liability company interests, representing an 11.9% equity interest in LVH. Pursuant to the Fourth Amendment to the Amended and Restated Limited Liability Company Agreement of LVH dated June 30, 2023, if a ground lease for the premises within which the luxury hotel, casino, entertainment and retail project will be developed and constructed has not been executed by LVH on or before December 29, 2023, then as promptly as reasonably practicable after such date, LVH will be liquidated and dissolved.

As of June 30, 2023, LVH has used our cash contribution to LVH for land improvement expenses, such as architectural, legal, engineering, and accounting fees. Should LVH be liquidated and dissolved on or before December 29, 2023, we most likely will not receive our entire contribution back from LVH and may lose our entire investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Line of Credit

Pursuant to the Purchase Agreement with Tumim Capital dated November 8, 2022, the Company requested draw-downs and issued shares of common stock and received gross proceeds of the following for the three months ended June 30, 2023: (i) April 19, 2023, the Company issued 195,970 shares of common stock to Tumim for gross proceeds of $144,339; and (ii) on May 5, 2023, the Company issued 262,798 shares of common stock to Tumim for gross proceeds of $172,614. No general solicitation was used, and a commission of 8% of the total gross proceeds was paid to Benchmark Investments, Inc. pursuant to the Underwriting Agreement between the Company and Kingswood Capital Markets, a division of Benchmark Investments, Inc., f/k/a EF Hutton, dated February 16, 2021. The Company relied on the exemptions from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the SEC on November 21, 2022.

Item 3. Defaults upon Senior Securities

Pursuant to the 2023 Purchase Agreement and Notes, as of each three-month anniversary of the Notes, the Company was required to prepay, redeem or convert one quarter of the initial principal and interest on the Notes. The Company did not meet that requirement as of May 21, 2023, which is the first three-month anniversary. The Company is required to deliver notice of default to the holder within one (1) business day. The holder may require the Company to redeem all or a portion of the Notes by written notice. On August 11, 2023, the Company and the holder of the Notes entered into an agreement pursuant to which, among other things: the holder agreed to forbear from issuing an event of default notice and event of default redemption notice through December 31, 2023. See Item 5 for additional information.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

Special Meeting of Stockholders

On May 8, 2023, the Company held a special stockholder meeting (the “Special Meeting”) at 12:00 p.m. Eastern Time at which a quorum was present. At the Special Meeting, a proposal to approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance and exercise of shares of our common stock to be issued pursuant to that certain Securities Purchase Agreement, dated February 21, 2023 (the “Purchase Agreement”), that certain senior secured convertible promissory note dated February 21, 2023 (the “Note”), that certain common stock purchase warrant dated February 21, 2023 (the “Warrants”), and that certain Registration Rights Agreement, dated February 21, 2023 (the “Registration Rights Agreement”) by and between the Company and an institutional investor was approved by the stockholders.

Annual General Meeting

On June 29, 2023, the Company filed a Preliminary Proxy Statement on Form 14-A, a Definitive Proxy Statement on Form 14-A on July 10, 2023, and additional definitive proxy materials on Form 14-A on July 11, 2023, which request stockholder approval of the following proposals: (i) To elect two (2) Class III nominees to the board of directors (Scott L. Mathis and William A. Allen) to hold office for a three-year term; (ii) to grant the Board of Directors discretion (if necessary to prevent the delisting of the Company’s common stock on Nasdaq) on or before June 30, 2024, to implement a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-ten (1:10), or anywhere between, while maintaining the number of authorized shares of common stock at 150,000,000 shares, as required for Nasdaq listing; (iii) to conduct an advisory vote on executive compensation; (iv) to conduct an advisory vote on the frequency of advisory votes on executive compensation; and (v) to ratify and approve the appointment of Marcum LLP as the Company’s independent registered accounting firm for the year ended December 31, 2023.

LVH Holdings LLC

On June 30, 2023, the Company, through its wholly owned subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”), executed a Fourth Amendment to the Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC (“LVH”) to extend the outside date for execution of the ground lease from June 30, 2023 to December 29, 2023.

As previously disclosed, on June 16, 2021, the Company, through GVI, entered into the Amended and Restated Limited Liability Company Agreement of LVH; on November 16, 2022, entered into the First Amendment to the Amended and Restated Limited Liability Company Agreement of LVH; on June 7, 2022, entered into the Second Amendment to the Amended and Restated Limited Liability Company Agreement of LVH; and on December 12, 2022, entered into the Third Amendment to the Amended and Restated Limited Liability Company Agreement of LVH.

As of the date of the Fourth Amendment to the Amended and Restated Limited Liability Company Agreement, GVI and SLVH LLC comprise all of the members of LVH.

Board Compensation

On July 14, 2023, the Company issued a total of 270,272 shares at $0.555 per share to the non-executive directors of the Company as compensation for service as members of the Board of Directors of the Company for the first half of 2023. For this sale of securities, no general solicitation was used, no commissions were paid, all persons were accredited investors, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on July 28, 2023.

Convertible Promissory Notes

As previously reported on our Current Report on Form 8-K filed on February 21, 2023, the Company and an institutional investor (the “Holder”) entered into that certain Securities Purchase Agreement, dated as of February 21, 2023 (the “Securities Purchase Agreement”) and the Company issued to the Holder a senior secured convertible note (the “Note”) and warrant to purchase 3,377,099 shares of common stock of the Company (the “Warrant” and together with the Securities Purchase Agreement and the Note, the “Note Documents”).

For the full description of the Note Documents, please refer to our Current Report on Form 8-K and the exhibits attached thereto as filed with the SEC on February 21, 2023.

As previously reported on our Current Report on Form 8-K filed on August 11, 2023, an Event of Default occurred with respect to the Note. As a result, on August 11, 2023, the Company and the Holder entered into an agreement (the “Letter Agreement”) pursuant to which, among other things: (i) the Holder agreed to forbear from issuing an Event of Default Notice and Event of Default Redemption Notice; (ii) the Holder waived the requirement in the Note to pay Interest on the Note monthly in cash for a certain period of time; (iii) the Holder agreed to waive application of the Default Rate in Note for a certain period of time; (iv) the Holder agreed to waive the requirement in the Note for the Company to prepay, redeem, or convert one quarter of the initial Principal and Interest on the Note by each three (3) month anniversary of the Issuance Date for a certain period of time; (v) the Company adjusted the exercise price of the Warrant from $1.34 to $0.45; and (vi) the Holder may continue to convert the Note at the Alternate Conversion Price or at $0.45.

All terms not defined herein shall refer to the defined terms in the Note Documents.

See also Items 1A and 3 above.

Item 6. Exhibits

The following documents are being filed with the Commission as exhibits to this Current Report on Form 10-Q.

Exhibit	Description
1.1	Underwriting Agreement, dated February 16, 2021 (5)
1.2	Warrant Agreement, including the form of Warrant, made as of February 19, 2021, between the Company and Continental. (6)
3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State effective November 4, 2022 (15)
3.2	Amended and Restated Bylaws (1)
3.3	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 (4)
4.1	2016 Stock Option Plan. (2)
4.2	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016. (2)
4.3	2018 Equity Incentive Plan. (3)
4.4	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 (4)
4.5	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on July 12, 2021 and the stockholders on August 26, 2021 (14)
4.6	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on July 1, 2022 and the stockholders on August 30, 2022 (20)
4.7	Underwriters’ Warrant (5)
4.8	Form of Warrant (11)
4.9	Form Amended and Restated Warrant (17)
4.10	Form Warrant (18)
4.11	Form Warrant (21)
4.12	Form Warrant (25)
4.13	Form Warrant (26)
10.1	Employment Agreement by and between the Company and Scott L. Mathis dated September 28, 2015 (24)
10.2	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 (7)
10.3	Employment Agreement by and between the Company and its Chief Financial Officer dated December 14, 2022 (23)
10.4	Commercial Lease Agreement between Gaucho Group, Inc. and Design District Development Partners, LLC, dated April 8, 2021 (8)
10.5	Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC, dated June 16, 2021 (9)
10.6	First Amendment to Amended and Restated Limited Liability Agreement dated November 16, 2021 (10)
10.7	Second Amendment to Amended and Restated Limited Liability Agreement dated June 7, 2022 (13)
10.8	Third Amendment to Amended and Restated Limited Liability Agreement dated June 7, 2022 (22)
10.9	Common Stock Purchase Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated November 8, 2022 (19)
10.10	Registration Rights Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated November 8, 2022 (16)
10.11	Securities Purchase Agreement dated February 21, 2023 (26)
10.12	Form of Senior Secured Convertible Note Issued by the Company (26)
10.13	Form of Security and Pledge Agreement (26)
10.14	Form of Stockholder Pledge Agreement (26)
10.15	Form of Registration Rights Agreement (26)
10.16	Fourth Amendment to Amended and Restated Limited Liability Agreement dated June 30, 2023 (28)
10.17	Letter Agreement, dated as of August 11, 2023, by and among the Company and the subscriber listed therein (29)
22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant (12)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Algodon Wine Estates Property Map (27)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) *

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2017.
3.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2021.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2021.
7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020.
8.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 12, 2021.
9.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2021.
11.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 1, 2022.
12.	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on April 14, 2022.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 8, 2022.
14.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 31, 2021.
15.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 3, 2022.
16.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 9, 2022.
17.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 24, 2022.
18.	Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A, filed on September 8, 2022.
19.	Incorporated by reference to the Company’s Current Report as amended on Form 8-K/A, filed on November 14, 2022.
20.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 18, 2022.
21.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 1, 2022.
22.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 13, 2022.
23.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 15, 2022.
24.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 16, 2015.
25.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2023.
26.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2023.
27.	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on April 17, 2023.
28.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 5, 2023.
29.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 11, 2023.
*	Filed herewith.
**	Furnished, not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2023	GAUCHO GROUP HOLDINGS, INC.

By:
Scott L. Mathis
Chief Executive Officer

By:
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

