Form 10-Q
period 2023-09-30
Gaucho Group Holdings, Inc.
filed 2023-11-17
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 17, 2023, there were 2,462,545 shares of common stock outstanding.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current Assets
Cash	$201,108	$300,185
Accounts receivable, net of allowance of $20,494 and $21,229 at September 30, 2023 and December 31, 2022, respectively	75,995	106,156
Accounts receivable - related parties, net of allowance of $470,516 and $339,503 at September 30, 2023 and December 31, 2022, respectively	971,182	1,115,816
Mortgages receivable, net of allowance $67,587 and $46,424 at September 30, 2023 and December 31, 2022, respectively	1,033,143	586,631
Inventory	2,329,044	1,888,962
Real estate lots held for sale	607,932	559,487
Prepaid expenses and other current assets	264,907	461,637
Total Current Assets	5,483,311	5,018,874
Long Term Assets
Mortgages receivable, non-current portion, net of allowance of $183,904 and $150,126 at September 30, 2023 and December 31, 2022, respectively	2,811,154	3,278,617
Advances to employees	286,812	282,055
Property and equipment, net	7,880,174	7,621,257
Operating lease right-of-use asset	1,277,509	1,449,442
Prepaid foreign taxes, net	1,010,478	916,823
Intangible assets, net	103,557	69,787
Deposits, non-current	54,713	56,130
Total Assets	$18,907,708	$18,692,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

 GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

	September 30,	December 31,
	2023	2022
	(unaudited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$688,419	$917,270
Accrued expenses, current portion	1,485,033	1,664,816
Deferred revenue	1,524,765	1,373,906
Operating lease liabilities, current portion	235,432	202,775
Loans payable, current portion	208,850	164,656
Convertible debt obligations, net, current portion	1,541,962	-
Derivative liability, current portion	846,424	-
Other current liabilities	81,177	100,331
Total Current Liabilities	6,612,062	4,423,754
Long Term Liabilities
Accrued expenses, non-current portion	52,328	66,018
Operating lease liabilities, non-current portion	1,145,757	1,328,408
Loans payable, non-current portion	90,898	91,665
Convertible debt obligations, net, non-current portion	1,989,234	1,991,459
Derivative liability, non-current portion	1,128,120	-
Total Liabilities	11,018,399	7,901,304
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred stock, 902,670 shares authorized	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 1,059,596 and 365,340 shares issued and 1,059,568 and 365,312 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	10,596	3,654
Additional paid-in capital	146,348,152	139,156,522
Accumulated other comprehensive loss	(10,856,081)	(10,842,569)
Accumulated deficit	(127,567,003)	(117,479,571)
Treasury stock, at cost, 28 shares at September 30, 2023 and December 31, 2022	(46,355)	(46,355)
Total Stockholders’ Equity	7,889,309	10,791,681
Total Liabilities and Stockholders’ Equity	$18,907,708	$18,692,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Sales	$464,004	$440,939	$1,622,746	$1,271,871
Cost of sales	(321,054)	(433,941)	(1,282,972)	(1,205,534)
Gross profit	142,950	6,998	339,774	66,337
Operating Expenses
Selling and marketing	204,938	109,299	652,674	614,529
General and administrative	1,267,399	1,729,283	4,734,592	5,403,409
Depreciation and amortization	114,370	83,677	327,857	178,896
Total operating expenses	1,586,707	1,922,259	5,715,123	6,196,834
Loss from Operations	(1,443,757)	(1,915,261)	(5,375,349)	(6,130,497)

Other Expense (Income)
Interest income	(52,810)	(65,377)	(167,529)	(95,781)
Interest expense	1,156,616	170,888	2,824,528	1,623,668
Other income, related party	(212,222)	(75,000)	(362,222)	(225,000)
Loss on extinguishment of debt	-	-	416,081	2,105,119
Gains from foreign currency translation	(132,493)	(185,251)	(347,201)	(411,178)
Change in fair value of derivative liability	95,727	-	2,236,844	-
Inducement expense	-	2,965,222	-	3,163,318
Total other expense	854,818	2,810,482	4,600,501	6,160,146
Net Loss	(2,298,575)	(4,725,743)	(9,975,850)	(12,290,643)
Net loss attributable to non-controlling interest	-	-	-	72,261
Net Loss Attributable to Common Stockholders	$(2,298,575)	$(4,725,743)	$(9,975,850)	$(12,218,382)

Net Loss per Common Share
Basic and Diluted	$(3.04)	$(21.94)	$(10.72)	$(88.52)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	757,036	215,383	930,160	138,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(2,298,575)	$(4,725,743)	$(9,975,850)	$(12,290,643)
Other comprehensive (loss) income :
Foreign currency translation adjustments	64,280	282,337	(13,512)	903,799
Comprehensive loss	(2,234,295)	(4,443,406)	(9,989,362)	(11,386,844)
Comprehensive loss attributable to non-controlling interests	-	-	-	72,261
Comprehensive loss attributable to controlling interests	$(2,234,295)	$(4,443,406)	$(9,989,362)	$(11,314,583)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - January 1, 2023	365,340	$3,654	28	$(46,355)	139,156,522	$(10,842,569)	$(117,479,571)	$10,791,681
Cumulative effect of change upon adoption of ASU 2016-13	-	-	-	-	-	-	(111,582)	(111,582)
Stock-based compensation:	-	-			-
Options	-	-	-	-	38,834	-	-	38,834
Restricted stock units	389	4	-	-	79,418	-	-	79,422
Common stock issued for 401(k) employer matching	2,416	24	-	-	32,593	-	-	32,617
Shares issued under the New ELOC, net of offering costs [1]	36,443	365	-	-	441,044	-	-	441,409
Relative fair value of warrants issued with 2023 Notes, net of issuance costs [2]	-	-	-	-	1,506,319	-	-	1,506,319
Warrants issued for modification of GGH Notes	-	-	-	-	134,779	-	-	134,779
Reduction of warrant exercise price on new debt issuance	-	-	-	-	63,502	-	-	63,502
Shares issued upon conversion of debt and interest	83,333	833	-	-	1,570,720	-	-	1,571,553
Common stock issued for cash in private placement	59,100	591	-	-	590,409	-	-	591,000
Cashless warrant exercise	5,131	51	-	-	(51)	-	-	-
True-up adjustment	28	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,695,148)	(2,695,148)
Other comprehensive loss	-	-	-	-	-	(39,799)	-	(39,799)
Balance - March 31, 2023	552,180	5,522	28	(46,355)	143,614,089	(10,882,368)	(120,286,301)	12,404,587
Stock-based compensation:
Options	-	-	-	-	38,834	-	-	38,834
Restricted stock units	-	-	-	-	74,978	-	-	74,978
Shares issued under the New ELOC, net of offering costs [3]	45,877	459	-	-	291,138	-	-	291,597
Shares issued upon conversion of debt and interest	82,878	829	-	-	574,427	-	-	575,256
Net loss	-	-	-	-	-	-	(4,982,127)	(4,982,127)
Other comprehensive loss	-	-	-	-	-	(37,993)	-	(37,993)
Balance - June 30, 2023	680,935	6,810	28	(46,355)	144,593,466	(10,920,361)	(125,268,428)	8,365,132
Stock-based compensation:
Options	-	-	-	-	17,910	-	-	17,910
Restricted stock units	-	-	-	-	75,645	-	-	75,645
Common stock	27,027	270	-	-	149,730	-	-	150,000
Shares issued under the New ELOC [4]	29,364	294	-	-	42,339	-	-	42,633
Warrant modification	-	-	-	-	392,273	-	-	392,273
Shares issued upon conversion of debt and interest	231,912	2,319	-	-	672,692	-	-	675,011
Common stock issued for cash in private placement	90,000	900	-	-	404,100	-	-	405,000
Effect of reverse stock spit	358	3	-	-	(3)	-	-	-
Net loss	-	-	-	-	-	-	(2,298,575)	(2,298,575)
Other comprehensive loss	-	-	-	-	-	64,280	-	64,280
Balance - September 30, 2023	1,059,596	$10,596	28	$(46,355)	$146,348,152	$(10,856,081)	$(127,567,003)	$7,889,309

[1]	Includes gross proceeds of $480,670, less $39,261 of offering costs
[2]	Represents $1,609,935 relative fair value of warrants, less $103,616 of allocable issuance costs
[3]	Includes gross proceeds of $316,953, less $25,356 of offering costs
[4]	Includes gross proceeds of $52,988, less $10,355 of offering costs

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Gaucho Group Holdings Stockholders’	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Interest	Equity
Balance - January 1, 2022	82,350	823	28	$(46,355)	$121,641,238	$(11,607,446)	$(95,726,534)	$14,261,726	$(169,882)	$14,091,844
Stock-based compensation:	-	-			-
Options	-	-	-	-	72,700	-	-	72,700	10,354	83,054
Common stock issued for 401(k) employer matching	104	1	-	-	27,820	-	-	27,821	-	27,821
Common stock issued for purchase of minority interest	8,690	87	-	-	(231,876)	-	-	(231,789)	231,789	-
Common stock issued for acquisition of GDS	10,695	107	-	-	2,194,546	-	-	2,194,653	-	2,194,653
Common stock issued for purchase of domain name	125	1	-	-	39,599	-	-	39,600	-	39,600
Warrants issued for modification of convertible debt principal	-	-	-	-	731,856	-	-	731,856	-	731,856
Net loss	-	-	-	-	-	-	(2,199,840)	(2,199,840)	(72,261)	(2,272,101)
Other comprehensive income	-	-	-	-	-	263,406	-	263,406	-	263,406
Balance - March 31, 2022	101,964	1,019	28	(46,355)	124,475,883	(11,344,040)	(97,926,374)	15,160,133	-	15,160,133
Stock-based compensation:	-	-			-
Options	-	-	-	-	87,134	-	-	87,134	-	87,134
Common stock	5,421	54	-	-	524,946	-	-	525,000	-	525,000
Shares issued upon conversion of debt and interest	7,459	75	-	-	1,522,522	-	-	1,522,597	-	1,522,597
Inducement loss on debt conversions	-	-	-	-	198,096	-	-	198,096	-	198,096
Substantial premium on convertible debt	-	-	-	-	1,683,847	-	-	1,683,847	-	1,683,847
Common stock issued for cash, net of offering costs	5,005	50	-	-	511,296	-	-	511,346	-	511,346
Common stock issued upon exchange of subsidiary stock options	18,394	184	-	-	(184)	-	-	-	-	-
True up adjustment	4	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(5,292,799)	(5,292,799)	-	(5,292,799)
Other comprehensive income	-	-	-	-	-	358,056	-	358,056	-	358,056
Balance - June 30, 2022	138,247	1,382	28	(46,355)	129,003,540	(10,985,984)	(103,219,173)	14,753,410	-	14,753,410
Stock-based compensation:
Options					53,058			53,058		53,058
Restricted stock units	1,571	16			158,655			158,671		158,671
Shares issued upon conversion of debt and interest	134,399	1,344			4,936,302			4,937,646		4,937,646
Inducement loss on debt conversions		-			2,965,222			2,965,222		2,965,222
Shares issued for purchase of domain name	736	7			(7)			0		0
Warrants issued for modification of convertible debt principal	-	-			102,467			102,467		102,467
Net loss		-					(4,725,743)	(4,725,743)		(4,725,743)
Other comprehensive income		-				282,337		282,337		282,337
Balance - September 30, 2022	274,953	$2,749	28	$(46,355)	$137,219,237	$(10,703,647)	$(107,944,916)	$18,527,068	$-	$18,527,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(9,975,850)	$(12,290,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	5,908	26,360
Common stock	150,000	525,000
Stock options and warrants	95,578	223,246
Restricted stock units	305,045	158,671
Noncash lease expense	171,933	162,148
Gain on foreign currency translation	(347,201)	(411,178)
Depreciation and amortization	337,433	178,896
Amortization of debt discount	2,104,384	1,078,731
Provision for credit losses	112,289	67,295
Provision for obsolete inventory	123,225	115,563
Change in fair value of derivative liability	2,236,844	-
Loss on extinguishment of debt	416,081	2,105,119
Inducement expense	-	3,163,318
Decrease (increase) in assets:
Accounts receivable and mortgages receivable	(176,542)	(314,065)
Employee advances	(8,082)	4,579
Inventory	(611,752)	(385,686)
Deposits	1,336	-
Prepaid expenses and other current assets	103,075	(100,513)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(9,778)	866,987
Operating lease liabilities	(149,994)	(128,549)
Deferred revenue	150,859	542,578
Other liabilities	(19,154)	(71,983)
Total Adjustments	4,991,487	7,806,517
Net Cash Used in Operating Activities	(4,984,363)	(4,484,126)
Cash Flow from Investing Activities
Cash paid to acquire GDS, net of cash acquired	-	(7,560)
Purchase of property and equipment	(580,120)	(1,915,952)
Purchase of intangible asset	(50,000)	(34,999)
Net Cash Used in Investing Activities	(630,120)	(1,958,511)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flow from Financing Activities
Proceeds from loans payable	185,000	-
Repayments of loans payable	(87,217)	(81,431)
Proceeds from the issuance of convertible debt	5,000,000	1,727,500
Financing costs in connection with the issuance of convertible debt	(321,802)	-
Repayments of convertible debt obligations	(862,541)	-
Redemption premiums paid on convertible debt obligations	(156,161)	-
Repayments of debt obligations	-	(7,000)
Proceeds from common stock issued for cash	996,000	511,346
Proceeds from issuance of shares under the New ELOC, net of offering costs [1]	775,639	-
Net Cash Provided by Financing Activities	5,528,918	2,150,415
Effect of Exchange Rate Changes on Cash	(13,512)	903,799
Net Decrease in Cash	(99,077)	(3,388,423)
Cash - Beginning of Period	300,185	3,649,407
Cash - End of Period	$201,108	$260,984

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,011,650	$175,252
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Equity issued to satisfy accrued stock based compensation obligation	$32,617	$27,821
Equity issued as consideration for intangible assets	$-	$39,600
Equity issued for purchase of non-controlling interest	$-	$231,789
Equity issued for acquisition of GDS	$-	$2,194,653
Warrants issued and debt principal exchanged upon modification of convertible debt	$-	$834,323
Shares issued upon conversion of debt and interest	$2,821,820	$6,460,243
Common stock and restricted stock units in GGH issued upon exchange of GGI options	$-	$1,576,648
Cashless warrant exercise	$51	$-
Relative fair value of warrants issued with 2023 Notes, net of allocable issuance costs [2]	$1,506,319	$-
Warrants issued and debt principal exchanged upon modification of convertible debt	$63,502	$-
Debt discount for warrant modification	$392,273	$-

[1]	Gross proceeds of $850,611, less offering costs of $74,972
[2]	Represents $1,609,935 relative fair value of warrants, less $103,616 in allocable issuance costs

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

Non-Controlling interest

As a result of a 2019 conversion of certain convertible debt into shares of Gaucho Group, Inc. (“GGI”) common stock, GGI investors obtained a 21% ownership interest in GGI, which was recorded as a non-controlling interest. The profits and losses of GGI for the period from January 1, 2022 through March 28, 2022 are allocated between the controlling interest and the non-controlling interest in the same proportions as their membership interest. On March 28, 2022, the Company issued 8,690 shares of its common stock to the minority holders of GGI, in exchange for the remaining 21% ownership of GGI. Consequently, the Company owns 100% of the outstanding common stock of GGI.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on April 17, 2023.

On November 4, 2022, the Company effected a reverse stock split in a ratio of 1 share of common stock for 12 issued shares of common stock, and on September 25, 2023, the Company effected a reverse stock split in a ratio of 1 share of common stock for 10 issued shares of common stock. As a result of these reverse stock splits, prior period shares and per share amounts appearing in the accompanying condensed consolidated financial statements and all references in this Quarterly Report to our common stock, as well as amounts per share of our common stock, have been retroactively restated as if the reverse stock splits occurred at the beginning of the earliest period presented.

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

As of September 30, 2023, the Company had cash and a working capital deficit of approximately $201,000 and $1,129,000, respectively. During the nine months ended September 30, 2023 and 2022, the Company incurred net losses of approximately $9,796,000 and $12,291,000, respectively, and used cash in operating activities of approximately $4,984,000 and $4,484,000, respectively. Further, as of September 30, 2023, approximately $1,893,000 owed in connection with the Company’s convertible debt matures on February 21, 2024, and approximately $209,000 represents the current portion of the Company’s loans payable which are payable on demand or for which payments are due within twelve months after September 30, 2023. During the nine months ended September 30, 2023, the Company funded its operations with proceeds from a convertible debt financing of $5,000,000, proceeds of approximately $851,000 from draws on the Company’s equity line of credit, $185,000 of proceeds from a loan payable and $996,000 from the sale of common stock.

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

Highly Inflationary Status in Argentina

The Company recorded gains from foreign currency translation of approximately $132,000 and $347,000 during the three and nine months ended September 30, 2023, respectively, and approximately $185,000 and $411,000 during the three and nine months ended September 30, 2022, respectively, as a result of the net monetary liability position of its Argentine subsidiaries.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of approximately $99,000 at September 30, 2023, which represents cash held in Argentine bank accounts.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Real estate sales	-	-	154,959	184,659
Hotel rooms and events	249,873	204,383	714,398	487,604
Restaurants	49,382	55,764	185,389	113,357
Winemaking	74,530	93,907	150,271	153,596
Agricultural	-	-	162,764	181,029
Golf, tennis and other	27,769	65,359	84,752	118,826
Clothes and accessories	62,450	21,526	170,213	32,800
Total revenues	464,004	440,939	1,622,746	1,271,871

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

As of September 30, 2023 and December 31, 2022, the Company had deferred revenue of $1,524,765 and $1,373,906, respectively, consisting of $1,440,336 and $1,179,654, respectively, associated with real estate lot sale deposits, $73,534 and $40,454, respectively, related to hotel deposits, $0 and $150,000, respectively, related to prepaid management fees received, and $10,895 and $3,798, respectively of other deferred revenues.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of September 30,
	2023		2022

Options	2,804		4,675
Warrants	456,467		60,927
Unvested restricted stock units	51,628		2,863
Convertible debt	3,093,841	[1]	59,115	[2]
Total potentially dilutive shares	3,604,739		127,580

[1]	Represents shares issuable upon conversion of $4,335,136 in convertible debt, $676,986 of redemption premium and $178,104 of related accrued interest outstanding as of September 30, 2023 at a conversion price of $1.68 per share, which represents the conversion price in effect as of September 30, 2023. The conversion price of such debt is variable (see Note 10, Convertible Debt Obligations).

[2]	Represents shares issuable upon conversion of principal and interest outstanding in the aggregate amount of $2,128,140 at a conversion price of $36.00 per share.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not anticipate that the ASU will have an impact on our financial statements and related disclosures.

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

Management evaluates each loan individually on a quarterly basis, to assess collectability and estimate a reserve for past due amounts. Management recorded an additional provision for uncollectible accounts in the amount of $54,940 for the nine months ended September 30, 2023. The total allowance for uncollectable mortgages as of September 30, 2023 and December 31, 2022 was $251,491 and $196,550, respectively. Past due principal amounts of $419,748 and $254,683 are included in mortgages receivable, current as of September 30, 2023 and December 31, 2022, respectively. In the case of each of the past due loans, the Company believes that the value of the collateral exceeds the outstanding balance on the loan, plus accrued interest.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following represents the maturities of mortgages receivable as of September 30, 2023:

October 1 through December 31, 2023	$821,443
For the years ended December 31,
2024	377,254
2025	409,927
2026	440,436
2027	473,215
2028	480,227
Thereafter	1,093,286
Gross Receivable	4,095,788
Less: Allowance	(251,491)
Net Receivable	$3,844,297

As of September 30, 2023 and December 31, 2022, no single borrower had loans outstanding representing more than 10% of the total balance of mortgages receivable.

The Company recorded interest income from its mortgages receivable of $51,593 and $63,995 for the three months ended September 30, 2023 and 2022, respectively, and recorded interest income of $161,409 and $92,638 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, there is $314,717 and $185,197, respectively, of interest receivable included in mortgages receivable on the accompanying condensed consolidated balance sheets.

4. INVENTORY

Inventory at September 30, 2023 and December 31, 2022 was comprised of the following:

	September 30, 2023	December 31, 2022

Vineyard in process	$477,293	$516,096
Wine in process	818,133	797,862
Finished wine	31,214	40,735
Clothes and accessories	1,038,360	552,581
Other	188,004	82,423
	2,553,004	1,989,697
Less: Reserve for obsolescence	(223,960)	(100,735)
Total	$2,329,044	$1,888,962

The Company recorded a provision for obsolete inventory in the amount of $23,902 and $123,225 during the three and nine months ended September 30, 2023, respectively, and recorded a provision for obsolete inventory in the amount of $0 and $115,563 during the three and nine months ended September 30, 2022, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INTANGIBLE ASSETS

On February 3, 2022, the Company purchased the domain name Gaucho.com, in exchange for cash consideration of $34,999 and 1,500 shares of common stock valued at $39,600 (see Note 14 – Stockholders’ Equity, Common Stock). The domain name is being amortized over its useful life of 15 years.

On June 15, 2023, the Company purchased a music video to be used in certain marketing mediums for $50,000 in cash. The music video is being amortized over its useful life of 3 years.

The Company recognized $5,410 and $16,229 of amortization expense during the three and nine months ended September 30, 2023, respectively, related to the domain name. The Company recognized $1,243 and $3,229 of amortization expense during the three and nine months ended September 30, 2022, respectively, related to the domain name. Future amortization of the Company’s intangible asset is as follows:

October 1 through December 31, 2023	$5,410
For the years ended December 31,
2024	21,639
2025	21,639
2026	4,972
2027	4,972
2028	4,972
Thereafter	39,953
$103,557

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

7. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	September 30,	December 31,
	2023	2022

Accrued compensation and payroll taxes	$512,165	$652,943
Accrued taxes payable - Argentina	171,521	270,239
Accrued interest	175,783	78,368
Accrued cash true up obligation (see Note 10)	186,832	-
Other accrued expenses	438,732	663,266
Accrued expenses, current	1,485,033	1,664,816
Accrued payroll tax obligations, non-current	52,328	66,018
Total accrued expenses	$1,537,361	$1,730,834

On November 27, 2020, the Company entered into various payment plans, pursuant to which it agreed to pay its Argentine payroll tax obligations over a period of 60 to 120 months. The current portion of payments due under the plan is $129,867 and $209,938 as of September 30, 2023 and December 31, 2022, respectively, which is included in accrued taxes payable – Argentina, above. The non-current portion of accrued payroll tax obligations represents payments under the plan that are scheduled to be paid after twelve months. The Company incurred interest expense of $14,031 and $95,617 during the three and nine months ended September 30, 2023, respectively, and incurred interest expense of approximately $32,000 and $65,000 during the three and nine months ended September 30, 2022, respectively, related to these payment plans.

8. DEFERRED REVENUE

Deferred revenue is comprised of the following:

	September 30, 2023	December 31, 2022

Real estate lot sales deposits	$1,440,336	$1,179,654
Hotel deposits	73,534	40,454
Prepaid management fees	-	150,000
Other	10,895	3,798
Total	$1,524,765	$1,373,906

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company accepts deposits in conjunction with agreements to sell real estate building lots at Algodon Wine Estates in the Mendoza wine region of Argentina. These lot sale deposits are generally denominated in U.S. dollars. The Company received deposits for twelve additional lots and recorded deferred revenues in the amount of $415,641 during the nine months ended September 30, 2023. Revenue is recorded when the sale closes, and the deeds are issued. The Company recorded the sale of one lot and recorded revenue in the amount of $0 and $154,959 during the three and nine months ended September 30, 2023.

9. LOANS PAYABLE

The Company’s loans payable are summarized below:

	September 30,	December 31,
	2023	2022

EIDL	$93,541	$93,541
2018 Loan	17,317	111,137
2022 Loan	3,890	51,643
2023 Loan	185,000	-
Total Loans Payable	299,748	256,321
Less: current portion	208,850	164,656
Loans Payable, non-current	$90,898	$91,665

On January 9, 2023, the Company received $185,000 in proceeds on the issuance of a one-year, non-convertible promissory note with a February 20, 2024 maturity date. The note bears interest at a rate of 8% per annum. In addition, during the nine months ended September 30, 2023, the Company made principal payments in the amount of $87,217 on its loans payable and recorded an additional decrease of $54,356 in the balance of its Argentine loans payable as the result of changes in the exchange rate during the period.

The Company incurred interest expense related to the loans payable in the amount of $20,475 and $56,989 during the three and nine months ended September 30, 2023, respectively, and incurred interest expense related to the loans payable in the amount of $1,566 and $8,791 during the three and nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, there is accrued interest of $22,850 and $9,437, respectively, related to the Company’s loans payable.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. CONVERTIBLE DEBT OBLIGATIONS

Amounts owed pursuant to the Company’s convertible debt obligations are as follows:

	GGH Notes	2023 Notes	Total Principal	Debt Discount	Convertible debt, net of discount
Balance at January 1, 2023	$1,997,909	$-	$1,997,909	$(6,450)	$1,991,459
Notes issued	-	5,617,978	5,617,978	(2,509,601)	3,108,377
Warrant modification in connection with Letter Agreement	-	-	-	(392,273)	(392,273)
Debt principal converted to common stock:	(1,335,439)	(1,082,771)	(2,418,210)	-	(2,418,210)
Principal repayments	(662,470)	(200,071)	(862,541)	-	(862,541)
Amortization of debt discount	-	-	-	2,104,384	2,104,384
Balance at September 30, 2023	-	4,335,136	4,335,136	(803,940)	3,531,196
Less: current portion of convertible debt	-	1,893,019	1,893,019	(351,057)	1,541,962
Equals: convertible debt, non-current	$-	$2,442,117	$2,442,117	$(452,883)	$1,989,234

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

Between February 3 and February 15, 2023, the holders elected to convert $1,571,553 in principal and interest, of which $1,335,439, $124,049, and $112,065 was principal, interest and premium paid on conversion, into 83,333 shares of common stock at prices ranging from $14.50 and $24.00 per share. The premium paid on conversion of the GGH Notes was recorded as a loss on extinguishment.

On February 8, 2023, the Company and the holders of the remaining GGH Notes entered into a fifth letter agreement (“Letter Agreement #5). Pursuant to Letter Agreement #5, the parties agreed to extend the maturity date of the notes from February 9, 2023 to February 28, 2023.

On February 20, 2023, the Company entered into another exchange agreement (the “Exchange Agreement #4”) with the remaining holders of the GGH Notes, pursuant to which warrants for the purchase up to an aggregate of 15,000 shares of the Company’s common stock at an exercise price of $1.00 were issued as consideration for extending the maturity date in connection with Letter Agreement #5. The warrants have a grant date fair value of $134,779 and expire on the second anniversary of the date of issuance. Because the value of the new warrants was deemed to be substantial as compared to the $662,470 remaining principal of the GGH Notes, the transaction was accounted for as an extinguishment of old notes which were replaced with the new note. The fair value of the warrants was recorded as a loss on extinguishment and is reflected under Other Expense (Income) in the accompanying condensed consolidated statement of operations.

On February 21, 2023, the Company redeemed the remaining GGH Notes for $905,428, which includes the $662,470 of principal, $118,909 of accrued interest and $124,049 of redemption premium, the latter of which was charged to extinguishment loss.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2023 Convertible Note

On February 21, 2023, the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor, (the “Investor”) pursuant to which the Company received proceeds of $5,000,000 in exchange for a senior secured convertible note (the “2023 Note”) of the Company in the aggregate original principal amount of $5,617,978, and a three-year common stock purchase warrant exercisable into an aggregate of 337,710 shares of common stock of the Company at an exercise price equal to $13.40 (the “2023 Note Warrant”). In addition to other terms, conditions and rights, both the Company and the Investor have the right to initiate additional closings for up to $5 million of cash for additional 2023 Notes and warrants.

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

Pursuant to the SPA, the exercise price of certain warrants for the purchase of 6,250 common shares exercisable at $210.00 per share and warrants for the purchase of 4,381 shares exercisable at $60.00 per share was reduced to $10.00 per share. The increase in the value of the warrants in the aggregate amount of $63,502 as a result of the reduction in exercise price was recorded as debt discount on the 2023 Note.

The 2023 Note is convertible into shares of common stock of the Company at a conversion price equal to the lower of (i) $13.40 (subject to adjustment for standard anti-dilution events, the non-exempt issuance of common stock for less than $13.40 per share and the issuance of additional variable price securities); (ii) the trading price on the day immediately prior to conversion or (iii) the average trading price of the Company’s common stock for the five days preceding conversion (collectively the “Conversion Price”), subject to a floor price of $2.70. If the Conversion Price in effect on the date of conversion is less than $2.70, the Investor is entitled to a cash true up payment equal to the difference between the conversion dollar amount and the value of shares issued upon conversion (the “Cash True Up Provision”). (See Note 17, Subsequent Events, Convertible Notes)

The 2023 Note matures on the first anniversary of the issuance date (the “Maturity Date”) and bears interest at a rate of 7% per annum, which is payable either in cash monthly, or by way of inclusion in the accrued interest in the conversion amount on the conversion date. Interest includes a make-whole amount equal to the additional interest that would accrue if the entire 2023 Note principal remained outstanding through the Maturity Date.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon an event of default on the 2023 Note, the Conversion Price is reduced to the lesser of (a) $13.40 (subject to adjustment as described above); (b) 80% of the volume-weighted average price on the day preceding receipt of the conversion notice; or (c) 80% of the average of the three lowest volume-weighted average prices over the fifteen trading days which precede receipt of the conversion notice, subject to a floor price of $2.70 (the “Event of Default Conversion Price”). In addition, the Investor may require the Company to redeem the 2023 Note using the same formula that would be used for a Company-initiated redemption, described above.

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

On May 21, 2023, an Event of Default occurred with respect to the 2023 Note as a result of not making the required quarterly payment due on that date (the “May 2023 Default Event”). On August 11, 2023, the Company and the Investor entered into a letter agreement pursuant to which, among other things: (i) the Investor agreed to forbear from issuing an Event of Default Notice and Event of Default Redemption Notice; (ii) the requirement in the 2023 Note to pay interest monthly in cash is waived for payments due August 1, 2023 through December 31, 2023; (iii) the application of the default interest rate on the 2023 Note is waived for the period from May 21, 2023 through December 31, 2023, (iv) the requirement for the Company to prepay, redeem, or convert one quarter the initial principal owe on the 2023 Note, plus any outstanding interest and make-whole amount by each three-month anniversary of the issuance date.is waived through December 31, 2023; (v) the Company adjusted the exercise price of the 2023 Note Warrant from $13.40 to $4.50; and (vi) the Investor may continue to convert the 2023 Note at the Event of Default Conversion Price or at $4.50. The reduction of the exercise price of the 2023 Note Warrant resulted in warrant modification in the amount of $392,273, which was recorded as additional debt discount and will be amortized over the remaining term of the 2023 Note.

During the second quarter of 2023, the Company made redemption payments in the aggregate amount of $246,186 related to the 2023 Note, which included principal repayments of $200,070, accrued interest of $14,005 and redemption premiums of $32,094. The Company recorded a loss on extinguishment for the amount of redemption premiums paid.

During the nine months ended September 30, 2023, the Company issued 314,790 shares of its common stock with a value at issuance of $1,250,267 upon the conversion of $1,082,771 of principal, $78,951 of interest, $13,077 of premium owed and $262,300 of derivative liabilities (including default premiums and redemption feature, see Derivative Liability, below) in connection with the 2023 Note (the “Conversion Amount”) at conversion prices between $2.70 and $7.79 per share. The $186,832 excess of the Conversion Amount over the value of the shares issued represents a liability for the cash true up payment owed to the holder in connection with the Cash True Up Provision described above.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Liability

The Event of Default Conversion Price represents a redemption feature, which was bifurcated from the 2023 Note host and recorded as a derivative liability. During the three and nine months ended September 30, 2023, the Company has recorded $95,727 and $2,236,844, respectively, in connection with the change in fair value of the derivative liability.

The following table sets forth a summary of the changes in the fair value of the derivative liability that are measured at fair value on a recurring basis:

Balance at January 1, 2023	$-
Fair value of derivative liability upon issuance of 2023 Notes	-
Add: change in fair value of derivative liability upon May 2023 Default Event	2,141,117
Add: fair value of derivative associated with convertible interest accrued during the period	95,727
Change in fair value of derivatives for the nine months ended September 20, 2023	2,236,844
Less: fair value of derivative associated with 2023 Note balances converted during the period	(262,300)
Balance at September 30, 2023	1,974,544
Less: current portion of derivative liability	846,424
Equals: derivative liability, non-current portion	$1,128,120

Interest Expense on Convertible Debt Obligations

The Company incurred total interest expense of approximately $1,118,849 and $123,000 related to its convertible debt obligations during the three months ended September 30, 2023 and 2022, respectively. The Company incurred total interest expense of approximately $2,671,922 and $1,533,000 related to its convertible debt obligations during the nine months ended September 30, 2023 and 2022, respectively.

Interest expense during the three months ended September 30, 2023 and 2022 consists of (i) approximately $93,496 and $105,000, respectively, of interest and make-whole interest accrued at 7% per annum, and amortization of debt discount in the amount of approximately $1,025,353 and $17,000, respectively.

Interest expense during the nine months ended September 30, 2023 and 2022 consists of (i) approximately $449,149 and $455,000, respectively, of interest and make-whole interest accrued at 7% per annum; (ii) approximately $118,389 and $0, respectively, of incremental default interest, and (iii) amortization of debt discount in the amount of approximately $2,104,384 and $1,079,000, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. SEGMENT DATA

The Company’s financial position and results of operations are classified into three reportable segments, consistent with how the CODM makes decisions about resource allocation and assesses the Company’s performance.

●	Real Estate Development, through AWE and TAR, including hospitality and winery operations, which support the ALGODON® brand.

●	Fashion (e-commerce), through GGI, including the manufacture and sale of high-end fashion and accessories sold through an e-commerce platform.

●	Corporate, consisting of general corporate overhead expenses not directly attributable to any one of the business segments.

The following tables present segment information for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30, 2023				For the Nine Months Ended September 30, 2023
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL

Revenues	$401,554	$62,450	$-	$464,004	$1,454,533	$168,213	$-	$1,622,746
Revenues from Foreign Operations	$401,554	$-	$-	$401,554	$1,454,533	$-	$-	$1,454,533
Loss from Operations	$(52,989)	$(352,495)	$(1,038,273)	$(1,443,757)	$(510,760)	$(1,307,820)	$(3,556,769)	$(5,375,349)

	For the Three Months Ended September 30, 2022				For the Nine Months Ended September 30, 2022
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL

Revenues	$419,413	$21,526	$-	$440,939	$1,239,071	$32,800	$-	$1,271,871
Revenues from Foreign Operations	$419,413	$-	$-	$419,413	$1,239,071	$-	$-	$1,239,071
Loss from Operations	$380,024	$(570,594)	$(1,724,691)	$(1,915,261)	$(1,345,101)	$(1,270,795)	$(3,514,601)	$(6,130,497)

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present segment information as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023				As of December 31, 2022
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL

Total Property and Equipment, net	$6,662,381	$1,217,793	$-	$7,880,174	$6,234,856	$1,369,205	$17,196	$7,621,257
Total Property and Equipment, net in Foreign Countries	$6,662,381	$-	$-	$6,662,381	$6,234,856	$-	$-	$6,234,856
Total Assets	$14,462,066	$3,301,767	$1,143,875	$18,907,708	$13,504,914	$3,522,415	$1,665,656	$18,692,985

12. RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

As of September 30, 2023 and December 31, 2022 the Company had accounts receivable – related parties of $971,182 and $1,115,816 net of allowances for expected credit losses of $470,516 and $339,503, respectively, representing the net realizable value of advances made to, and expense sharing obligations receivable from, separate entities under common management.

During the three and nine months ended September 30, 2023, the Company made advances in the amount of $12,500 and $98,144, respectively, to the related entities, and paid expenses on behalf of the related entities (pursuant to the expense sharing agreements discussed below) in the amount of $108,994 and $492,523, respectively. The Company received repayments from the related parties in the amount of $217,414 and $585,228 during the three and nine months ended September 30, 2023, respectively.

During the three and nine months ended September 30, 2022, the Company made advances in the amount of $75,000 and $111,000, respectively, to the related entities, and paid expenses on behalf of the related entities (pursuant to the expense sharing agreements discussed below) in the amount of $163,576 and $580,990, respectively. The Company received repayments from the related parties in the amount of 60,000 and $766,000 and during the three and nine months ended September 30, 2022, respectively.

The Company recorded an allowance of $111,582 for related party credit losses upon the adoption of ASU 2016-13 on January 1, 2023. The Company recorded additional bad debt expense related to accounts receivable, related parties of $0 and $19,431 during the three and nine months ended September 30, 2023, respectively. The Company recorded bad debt expense of $0 during the three and nine months ended September 30, 2022, which is reflected within general and administrative expenses on the on the accompanying unaudited consolidated statements of operations.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a Related Party to share expenses such as office space, support staff, professional services, and other operating expenses (the “Related Party ESA”). During the nine months ended September 30, 2023 and 2022, the Company recorded a contra-expense of approximately $493,000 and $581,000, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement. During the three months ended September 30, 2023 and 2022, the Company recorded a contra-expense of approximately $109,000 and $164,000, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement.

Management Fee Income

The Company earns management fees of $75,000 per quarter from LVH. A member of the Company’s board of directors is the managing member of SLVH, LLC, and holds a 20% membership interest in SLVH. SLVH owns 88% of the limited liability interest of LVH. The Company earned $75,000 and $225,000 during each of the three and nine months periods ended September 30, 2023, and 2022, respectively, which is included in other income on the accompanying condensed consolidated statement of operations.

Amendment to LVH Limited Liability Company Agreement

On June 30, 2023, the Company through its wholly owned subsidiary, GVI, executed a Fourth Amendment to the Amended and Restated Limited Liability Company Agreement of LVH to extend the outside date for execution of the ground lease from June 30, 2023 to December 29, 2023.

On September 27, 2023, the Company through its wholly owned subsidiary, GVI, executive a Letter Agreement between the Company and LVH suspend the business operations of LVH and to waive the provision requiring the dissolution of LVH if not ground lease is signed, and to return all available cash to GVI. GVI received cash in the amount of $137,222 representing the return of cash in excess of agreed upon reserves, which is included in other income on the accompanying condensed consolidated statement of operations.

13. BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. For the nine months ended September 30, 2023 and 2022, the Company recorded a charge associated with its contribution of approximately $13,292 and $26,000, respectively. For the three months ended September 30, 2023 and 2022, the Company recorded a charge associated with its contribution of approximately $4,084 and $4,000, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Company issues shares of its common stock to settle these obligations based on the fair value of its common stock on the date the shares are issued. On January 23, 2023, the Company issued 2,416 shares valued at $13.50 per share in satisfaction of $32,617 of 401(k) contribution liabilities. During the nine months ended September 30, 2022, the Company issued 9 shares at $3,211.20 per share in satisfaction of $40,000 of 401(k) contribution liabilities.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. STOCKHOLDERS’ EQUITY

Common Stock

On February 2, 2023, the Company issued 5,131 shares of common stock upon the cashless exercise of 13,473 warrants at exercise prices ranging from $24 and $38.2.

On February 10, 2023, the Company sold 59,100 shares of common stock and warrants to purchase 14,775 shares at an exercise price of $10.00 for aggregate proceeds of $591,000. The warrants are immediately exercisable and expire two years from the date of issuance.

During August 2023, the Company sold 90,000 shares of common stock and warrants to purchase 18,000 shares at an exercise price of $4.50 for aggregate proceeds of $405,000. The warrants are immediately exercisable and expire two years from the date of issuance.

During the nine months ended September 30, 2023, the Company sold an aggregate of 111,684 shares of the Company’s common stock for gross proceeds of $850,611 less placement agent fees of $74,972 pursuant to a Common Stock Purchase Agreement (the “New ELOC”).

See Note 10 – Convertible Debt Obligations for additional details regarding common shares issued during the three and nine months ended September 30, 2023.

Accumulated Other Comprehensive Loss

For the three and nine months ended September 30, 2023, the Company recorded a gain (loss) of $64,280 and $(13,512), respectively, and for the three and nine months ended September 30, 2022, the Company recorded a gain of approximately $282,337 and $903,799, respectively, related to foreign currency translation adjustments as accumulated other comprehensive income, primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 2 – Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

A summary of warrant activity during the nine months ended September 30, 2023 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2023	129,914	$57.70
Issued	385,485	4.92
Exercised	(13,473)	33.58
Expired	(45,459)	38.20
Canceled	-	-
Repriced [1]	(337,710)	$13.40
Repriced [1]	337,710	$4.50
Outstanding, September 30, 2023	456,467	$12.56	2.0	$-

Exercisable, September 30, 2023	456,467	$12.56	2.0	$-

[1]	On August 11, the Company adjusted the exercise price of the 2023 Note Warrant from $13.40 to $4.50 per share. See Note 10, Convertible Debt Obligations.

See Common Stock, above, and Note 10 – Convertible Debt Obligations for additional details regarding warrants issued during the nine months ended September 30, 2023.

A summary of outstanding and exercisable warrants as of September 30, 2023 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$4.50	Common Stock	355,710	2.4	355,710
$10.00	Common Stock	40,406	1.3	40,406
$60.00	Common Stock	60,223	0.2	60,223
$900.00	Common Stock	128	2.4	128
	Total	456,467	2.0	456,467

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

A summary of RSU activity during the nine months ended September 30, 2023 is presented below:

		Weighted Average
	Number of	Grant Date Value
	RSUs	Per Share
RSUs non-vested January 1, 2023	51,150	$11.60
Granted	1,000	12.40
Vested	(389)	12.40
Forfeited	(133)	11.60
RSUs non-vested September 30, 2023	51,628	$11.61

On January 23, 2023, the Company granted 1,000 restricted stock units (“RSUs”) to certain employees and advisors for their service, of which 389 RSUs vested on the grant date and 306 RSUs will vest on each of the next two anniversaries of the date of the grant.

During the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $74,645 and $230,045 respectively, related to the amortization of RSUs. No expense related to the amortization of RSUs was recorded for the three or nine months ended September 30, 2022.

Stock Options

No stock options were granted during the nine months ended September 30, 2023 or the nine months ended September 30, 2022. The following table presents information related to GGH stock options outstanding as of September 30, 2023:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2023	4,084	853.35
Granted	-	-
Exercised	-	-
Expired	(1,271)	1,098.90
Forfeited	(9)	970.80
Outstanding, September 30, 2023	2,804	741.67	1.1	$-

Exercisable, September 30, 2023	2,594	$732.20	1.0	$-

During the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $17,910 and $95,578, respectively, and during the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of approximately $53,000 and $183,000, respectively, related to the amortization of options for the purchase of GGH common stock.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded no stock-based compensation expense related to options for the purchase of GGI common stock for the three and nine months ended September 30, 2023 as all of the GGI options were exchanged and cancelled as of June 22, 2022. For the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of approximately $30,000 and $40,000, respectively, related to the options for the purchase of GGI common stock.

Stock-based compensation expense is reflected in general and administrative expenses (classified in the same manner as the grantees’ wage compensation) in the accompanying condensed consolidated statements of operations. As of September 30, 2023, there was $74,019 of unrecognized stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.02 years.

15. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be involved in litigation and arbitrations from time to time in the ordinary course of business. At the present time, the Company is not involved in any ongoing litigation. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

16. LEASES

On April 8, 2021, GGI entered into a lease agreement to lease a retail space in Miami, Florida for 7 years, which expires May 1, 2028. As of September 30, 2023, the lease had a remaining term of approximately 4.6 years. Lease payments begin at $26,758 per month and escalate 3% every year over the duration of the lease. The Company was granted rent abatements of 15% for the first year of the lease term, and 10% for the second and third year of the lease term. The Company was required to pay a $56,130 security deposit.

As of September 30, 2023, the Company had no leases that were classified as a financing lease.

Total operating lease expense was $82,965 and $248,896 during the three and nine months ended September 30, 2023, respectively, and approximately $83,000 and $249,000 during the three and nine months ended September 30, 2022, respectively. Lease expenses are recorded in general and administrative expenses on the accompanying condensed consolidated statements of operations.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended September 30,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$149,994	$107,343

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Weighted Average Remaining Lease Term:
Operating leases	4.6	5.8

Weighted Average Discount Rate:
Operating leases	7.0%	7.0%

Future minimum lease commitments are as follows:

For the period October 1 through December 31, 2023	$76,645
For the years ended December 31,
2024	336,102
2025	357,881
2026	368,617
2027	365,004
2028	120,464
Total future minimum lease payments	1,624,713
Less: imputed interest	(243,524)
Net future minimum lease payments	1,381,189
Less: operating lease liabilities, current portion	235,432
Operating lease liabilities, non-current portion	$1,145,757

The Company is the lessor of a building and land that it purchased in connection with acquisition of GDS, pursuant to an operating lease which expires on August 31, 2031. At the end of the leases, the lessee may enter into a new lease or return the asset, which would be available to the Company for releasing. The Company recorded lease revenue of $9,717 and $31,282 during the three and nine months ended September 30, 2023, respectively, related to this lease agreement. The Company recorded lease revenue of approximately $24,000 and $39,000 during the three and nine months ended September 30, 2022, respectively, related to this lease agreement.

17. SUBSEQUENT EVENTS

There have been no subsequent events that occurred during the period subsequent to the date of these condensed consolidated financial statements that would require adjustment to our disclosure in the condensed consolidated financial statements as presented, except as described below:

2023 Convertible Note

Pursuant to the 2023 Purchase Agreement and Note, on October 5, 2023, the Company and the Holder entered into the first amendment to 2023 Note which amends the 2023 Note and lowers the floor price for conversion of the note from $2.70 to $0.40.

During October 2023, the Company issued 1,330,634 shares of its common stock with a value at issuance of $2,614,925 upon the conversion of principal, interest and derivative liability in the aggregate amount of $3,706,682. The $1,091,777 excess of the aggregate amount of liabilities converted over the value of the shares issued represents the liability for a cash true up payment owed to the holder.

Equity Line of Credit

October 5, 2023, the Company requested a drawdown on the New ELOC and issued an aggregate of 39,000 shares of the Company’s common stock for gross proceeds of $76,449, less placement agent fees of $6,116.

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

On July 3, 2023, the Company and the holder of the 2023 Note converted an aggregate of $149,476 of principal, interest and conversion premiums and the Company issued an aggregate of 32,942 shares upon conversion.

On July 14, 2023, the Company issued a total of 27,027 shares at $5.55 per share for a total value of $150,000 to the non-executive directors of the Company as compensation for service as members of the Board of Directors of the Company for the first half of 2023.

On August 30, 2023, the Company and the holder of the 2023 Note converted an aggregate of $90,000 of principal, interest and conversion premiums and the Company issued an aggregate of 32,300 shares upon conversion.

During September 2023, the Company and the holder of the 2023 Note converted an aggregate of $450,000 of principal, interest and conversion premiums. The Company issued an aggregate of 166,670 shares and recorded a liability in the amount of $186,832 for a cash true up payment to the holder.

On September 27, 2023, the Company through its wholly owned subsidiary, GVI, executed a Letter Agreement between the Company and LVH to suspend the business operations of LVH and to waive the provision requiring the dissolution of LVH if no ground lease is signed, and to return all available cash to GVI. GVI received cash in the amount of $137,222 representing the return of cash in excess of agreed upon reserves.

On September 29, the Company requested a drawdown on its equity line of credit pursuant to the New ELOC and issued 29,364 shares of common stock to Tumim Capital for gross proceeds of $52,988.

On October 5, 2023, the Company requested a drawdown on the New ELOC and issued 39,000 shares of common stock for gross proceeds of $76,449, less placement agent fees of $6,116.

During October 2023, the Company issued 1,330,634 shares of its common stock with a value at issuance of $2,614,925 upon the conversion of principal, interest and derivative liability in the aggregate amount of $3,706,682. The $1,091,777 excess of the aggregate amount of liabilities converted over the value of the shares issued represents the liability for a cash true up payment owed to the holder.

Consolidated Results of Operations

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Overview

We reported a net loss of approximately $2.3 million and $4.7 million for the three months ended September 30, 2023 and 2022, respectively.

Revenues

Revenues from operations were approximately $464,000 and $441,000 during the three months ended September 30, 2023 and 2022, respectively, reflecting an increase of approximately $23,000 or 5%. The overall increase in sales was driven by increases in hotel, restaurant and wine revenues of approximately $666,000, resulting from the easing of COVID restrictions and the Argentine government’s efforts to promote tourism and revitalize local businesses, were partially offset by a decrease in revenue dollars resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Gross profit

We generated a gross profit of approximately $143,000 for the three months ended September 30, 2023 and a gross profit of approximately $7,000 for the three months ended September 30, 2022, representing an increase in gross profit of approximately $136,000 primarily resulting from the increase in hotel and restaurant revenues, which did not result in incremental fixed costs associated with these business units.

Selling and marketing expenses

Selling and marketing expenses were approximately $205,000 and $109,000 for the three months ended September 30, 2023 and 2022, respectively, representing an increase of approximately $96,000 or 88%. Increases of approximately $112,000 related to costs of events celebrated during the period to promote the GGI brand and a $11,000 increase in advertising expense were partially offset by decreases of approximately $25,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

General and administrative expenses

General and administrative expenses were approximately $1,267,000 and $1,729,000 for the three months ended September 30, 2023 and 2022, respectively, representing a decrease of approximately $462,000 or 27%. Decreases of approximately $566,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar were partially offset by increases of approximately $133,000 in insurance expense and approximately $30,000 in other aggregated expenses that are not individually material.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $114,000 and $84,000 during the three months ended September 30, 2023 and 2022, respectively, representing an increase of approximately $30,000 or 36%, related to new asset purchases.

Interest income

Interest income was approximately $53,000 and $65,000 during the three months ended September 30, 2023 and 2022, respectively, representing a decrease of $12,000.

Interest expense

Interest expense was approximately $1,157,000 and $171,000 during the three months ended September 30, 2023 and 2022, respectively, representing an increase of approximately $986,000 or 577%. The increase is primarily related to a rise in the interest and debt discount related to convertible debt issued during February 2023, as well as default interest and premiums resulting from an event of default on convertible debt.

Other income, related party

Other income was approximately $212,000 and $75,000 during the three months ended September 30, 2023 and 2022, respectively, representing an increase of approximately $137,000, which represents the amount of a cash distribution received from LVH upon the suspension of its business.

Gains from foreign currency translation

The Company recorded gains from foreign currency translation of approximately $132,000 and $185,000 during the three months ended September 30, 2023 and 2022, respectively, representing a decrease of approximately $53,000, due to the fluctuation in the Argentine peso to United States dollar exchange rates.

Change in fair value of derivative liability

The Company recorded a change in fair value of derivative liability of approximately $95,727 and $0 during the three months ended September 30, 2023 and 2022, respectively. The change in fair value during the three months ended September 30, 2023 is associated with the derivative liability arising from the accrual of convertible interest during the period.

Inducement expense

Inducement expense was $0 for the three months ended September 30, 2023 compared to $2,965,222 during the three months ended September 30, 2022. Inducement expense during the three months ended September 30, 2022 resulted from a temporary reduction in the conversion price on convertible debt.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Overview

We reported a net loss of approximately $10.0 million and $12.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Revenues

Revenues from operations were approximately $1,623,000 and $1,272,000 during the nine months ended September 30, 2023 and 2022, respectively, reflecting an increase of approximately $351,000 or 28%. The overall increase in sales was driven by increases in hotel, restaurant and wine revenues of approximately $2,010,000 resulting from the easing of COVID restrictions and the Argentine government’s efforts to promote tourism and revitalize local businesses, increases in clothes, accessories and other revenues of approximately $236,000, and from the opening of our flagship retail store in Miami and increases in agricultural revenues of approximately $247,000. These revenue increases were partially offset by a decrease in lot sales of approximately $30,000 and approximately $2,114,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Gross profit

We generated a gross profit of approximately $340,000 and $66,000 for the nine months ended September 30, 2023 and 2022, respectively, representing an increase of approximately $274,000 or 415%. The increase in gross profit during the nine months ended September 30, 2023 is primarily related to hotel, food and wine sales during the period. The Company’s hotel was being renovated during the first half of 2022, resulting in limited revenues, with continuing fixed costs related to hotel and restaurant operations.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $77,000 or 6%, from approximately $1,206,000 for the nine months ended September 30, 2022 to approximately $1,283,000 for the nine months ended September 30, 2023. The increase in cost of sales includes increases in hotel, restaurant and wine costs of approximately $1,271,000, and an increase in clothes, accessories and other costs of approximately $231,091, which correspond to the increases in the related revenues as discussed above. In addition, a higher number of agricultural sales, which are sold at a loss, provided an increase of approximately $338,000 in cost of sales. These increases in cost of sales were partially offset by a decrease of approximately $1,800,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Selling and marketing expenses

Selling and marketing expenses were approximately $$653,000 and $614,000 for the nine months ended September 30, 2023 and 2022, respectively, representing an increase of approximately $38,000 or 6%. Increases of approximately $159,000 resulting from the costs of events celebrated during the period to promote the GGI brand, and additional digital marketing expenses were partially offset by a decrease of approximately $121,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

General and administrative expenses

General and administrative expenses were approximately $4,735,000 and $5,403,000 for the nine months ended September 30, 2023 and 2022, respectively, representing a decrease of approximately $668,000 or 12%. A decrease of approximately $1.0 million resulting from gains recognized on transactions denominated in foreign currency, as well as a decrease of approximately $1.4 million resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar were partially offset by increases of approximately $649,000 in professional and consulting fees (primarily business development and investor relations consulting), approximately $334,000 of compensation expense, approximately $185,000 in insurance expense, $179,000 in tax expenses, as well as approximately $424,000 increases in other aggregated expenses that are not individually material. Gains recognized on transactions denominated in a foreign currency result from the difference between the official exchange rate and the actual exchange rate applied to the peso.

Depreciation and amortization expense

Depreciation and amortization expense was approximately $328,000 and $179,000 during the nine months ended September 30, 2023 and 2022, respectively, representing an increase of approximately $149,000 or 83%, related to new asset purchases.

Interest income

Interest income was approximately $168,000 and $96,000 during the nine months ended September 30, 2023, and 2-2022, respectively, representing an increase of approximately $72,000 or 75% as the result of increases in mortgages receivable during the period.

Interest expense

Interest expense was approximately $2,824,000 and $1,624,000 during the nine months ended September 30, 2023 and 2022, respectively, representing an increase of approximately $1,201,000 or 74%. The increase is primarily related to a rise in the interest and debt discount related to convertible debt issued during February 2023, as well as default interest and premiums resulting from an event of default on convertible debt.

Other income

Other income was approximately $362,222 and $225,000 during the nine months ended September 30, 2023 and 2022, respectively, representing an increase of approximately $137,000, which represents the amount of a cash distribution received from LVH upon the suspension of its business.

Gains from foreign currency translation.

The Company recorded gains from foreign currency translation of approximately $347,000 and $411,000 during the nine months ended September 30, 2023 and 2022, respectively, as the result of the highly inflationary status of Argentina. The decrease of approximately $64,000 in gains from foreign currency translation is due to the fluctuation in the Argentine peso to United States dollar exchange rates.

Loss on extinguishment of debt

Loss on extinguishment of debt was approximately $416,000 during the nine months ended September 30, 2023, as compared to $2,105,00 during the nine months ended September 30, 2022. Loss on extinguishment of debt during the nine months ended September 30, 2023 in the approximate amount of $416,000 is comprised of (i) premium paid on the conversion of GGH Notes of approximately $112,000; (ii) premium paid on the cash redemption of GGH Notes of approximately $124,000; (iii) premium paid on the 2023 Note for cash redemption of principal in the amount of approximately $32,000; (iv) premium in the amount of approximately $13,000 paid on the conversion an aggregate of $87,179 of principal and interest owed on the 2023 Note, and (iv) the fair value of approximately $135,000 in warrants issued in the exchange agreement for the GGH Notes (See Note 10—Convertible Debt Obligations for additional details). Loss on extinguishment of debt of approximately $2,105,000 during the nine months ended September 30, 2022 resulted from reductions in the conversion price on the convertible debt during the period.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	September 30,	December 31,
	2023	2022
	(unaudited)
Cash	$201,108	$300,185
Working capital (deficiency)	$(1,128,750)	$595,120
Convertible debt obligations	$4,335,136	$1,997,909
Loans payable	$299,748	$256,321

Cash requirements for our current liabilities include approximately $2.2 million for accounts payable and accrued expenses, approximately $235,000 for lease liabilities, and approximately $290,000 for loans payable and other current liabilities. We also have convertible debt obligations in the approximate amount of $1.9 million which, if not converted prior to maturity, are due on February 21, 2024. Cash requirements for our long-term liabilities include approximately $1.1 million for operating lease liabilities, approximately $91,000 in loans payable, and approximately $52,000 of long-term accrued expenses.

During the nine months ended September 30, 2023, we financed a portion of our activities from proceeds derived from debt and equity financings. A significant portion of the funds have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022 amounted to approximately $4,984,000 and $4,484,000, respectively. During the nine months ended September 30, 2023, the net cash used in operating activities was primarily attributable to the net loss of approximately $9,976,000 adjusted for approximately $5,712,000 of net non-cash expenses, and approximately $720,000 of cash used to fund changes in the levels of operating assets and liabilities. During the nine months ended September 30, 2022, the net cash used in operating activities was attributable to net loss of approximately $12,291,000, adjusted for approximately $7,393,000 of net non-cash expenses, and approximately $413,000 of cash provided by changes in the levels of operating assets and liabilities.

Cash used in investing activities for the nine months ended September 30, 2023 and 2022 amounted to approximately $630,000 and $1,959,000, respectively, resulting primarily from the purchase of property and equipment in the approximate amount of $580,000 and $1,916,000, respectively, and approximately $50,000 and $43,000 respectively, used to purchase certain intangible assets.

Net cash provided by financing activities for the nine months ended September 30, 2023 and 2022 amounted to approximately $5,529,000 and $2,150,000, respectively. For the nine months ended September 30, 2023, the net cash provided by financing activities resulted from approximately $4,678,000 in net proceeds from the issuance of debt, $996,000 in proceeds from the issuance of common stock in a private placement, approximately $776,000 in proceeds from the issuance of stock under the New ELOC and $185,000 in proceeds from the issuance of a note payable, partially offset by the repayment of convertible debt obligations and related redemption premiums in the approximate amount of $1,019,000, and repayment of loans payable of approximately $87,000. For the nine months ended September 30, 2022, net cash provided by financing activities resulted from approximately $1,727,000 of proceeds from debt issued in private placement, approximately $511,000 of proceeds from the issuance of common stock, net of offering costs, partially offset by loan repayments of approximately $81,000 and repayment of debt obligations of $7,000.

As of September 30, 2023, the Company had cash and a working capital deficit of approximately $201,000 and $1,128,000, respectively. During the nine months ended September 30, 2023 and 2022, the Company incurred net losses of approximately $10.0 million and $12.3 million, respectively, and used cash in operating activities of approximately $5.0 million and $4.5 million, respectively. Further, as of September 30, 2023, approximately $1.9 million owed in connection with the Company’s convertible debt matures on February 21, 2024, and approximately $0.2 million represents the current portion of the Company’s loans payable which are payable on demand or for which payments are due within twelve months after September 30, 2023. During the nine months ended September 30, 2023, the Company funded its operations with net proceeds from convertible debt financing of approximately $5.0 million, proceeds of approximately $0.9 million from draws on the Company’s equity line of credit, $1.0 million from the sale of common stock, and approximately $0.2 million of proceeds from a loan payable.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2023, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, resulting from a lack of segregation of duties due to our small size, and lack of testing of the operating effectiveness of the controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in Item 1A of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023 and in Item 1A of the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 14, 2023.

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

The Company is holding a Special Stockholders’ Meeting on December 20, 2023, at which, among other things, the Company has requested stockholder approval to grant the Board of Directors discretion (if necessary to prevent the delisting of the Company’s common stock on Nasdaq) on or before June 30, 2024, to implement a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-ten (1:10), or anywhere between, while maintaining the number of authorized shares of common stock at 150,000,000 shares, as required for Nasdaq listing. Pursuant to the change in Section 242(d) of the Delaware General Corporate Law, the Company will need approval by stockholders of the Company representing a majority of the votes cast at the meeting to approve this proposal, which is not guaranteed.

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

Pursuant to the 2023 Purchase Agreement and Note, as of May 21, 2023, the Company failed to prepay, redeem or convert one quarter of the initial principal and interest on the Note. The holder may require the Company to redeem all or a portion of the Notes by written notice, which would have a material adverse effect on the Company. On August 11, 2023, the Company and the holder of the Notes entered into an agreement (the “Letter Agreement”) pursuant to which, among other things: the holder agreed to forbear from issuing an event of default notice and event of default redemption notice through December 31, 2023. The maturity date of the Note is February 21, 2024. See Item 3 for additional information.

Due to the pause of activity with LVH, we may not receive a complete return of our investment.

The Company, through its wholly-owned subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”), contributed total capital of $7.0 million to LVH Holdings LLC (“LVH”) to develop a project in Las Vegas, Nevada and received 396 limited liability company interests, representing an 11.9% equity interest in LVH. As of September 30, 2023, LVH has used our cash contribution to LVH for land improvement expenses, such as architectural, legal, engineering, and accounting fees. Should LVH be liquidated and dissolved in the near future, we most likely will not receive our entire contribution back from LVH and may lose our entire investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Board Compensation

On July 14, 2023, the Company issued a total of 27,027 shares at $5.55 per share to the non-executive directors of the Company as compensation for service as members of the Board of Directors of the Company for the first half of 2023. For this sale of securities, no general solicitation was used, no commissions were paid, all persons were accredited investors, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on July 28, 2023.

Equity Line of Credit

Pursuant to the Purchase Agreement with Tumim Capital dated November 8, 2022, the Company requested draw-downs and issued shares of common stock and received gross proceeds of the following for the three months ended September 30, 2023: on September 29, 2023, the Company issued 29,364 shares of common stock to Tumim for gross proceeds of $52,988. No general solicitation was used, and a commission of 8% of the total gross proceeds was paid to Benchmark Investments, Inc. pursuant to the Underwriting Agreement between the Company and Kingswood Capital Markets, a division of Benchmark Investments, Inc., f/k/a EF Hutton, dated February 16, 2021. The Company relied on the exemptions from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the SEC on November 21, 2022.

Secured Convertible Promissory Note

As previously reported on our Current Report on Form 8-K filed on February 21, 2023, the Company and an institutional investor (the “Holder”) entered into that certain Securities Purchase Agreement, dated as of February 21, 2023 (the “2023 Securities Purchase Agreement”) and the Company issued to the Holder a senior secured convertible note (the “Note”) and warrant to purchase 337,710 shares of common stock of the Company (the “Warrant” and together with the 2023 Securities Purchase Agreement and the Note, the “Note Documents”).

For the full description of the Note Documents, please refer to our Current Report on Form 8-K and the exhibits attached thereto as filed with the SEC on February 21, 2023.

On July 3, 2023, at the election of the Holder, a total of $120,000 of principal, $9,980 of interest, and $19,497 of premium was converted into 32,942 shares of common stock of the Company at a conversion price of $4.538 per share.

On August 30, 2023, at the election of the Holder, a total of $73,141 of principal, $5,120 of interest, and $11,739 of premium was converted into 32,300 shares of common stock of the Company at a conversion price of $2.786 per share.

On September 26, 2023, at the election of the Holder, a total of $73,141 of principal, $5,120 of interest, $11,739 of premium was converted into 33,334 shares of common stock of the Company at a conversion price of $2.70 per share and the Company recorded a cash true up liability in the amount of $20,900.

On September 27, 2023, at the election of the Holder, a total of $292,564 of principal, $20,479 of interest, $46,957 of premium, was converted into 133,336 shares of common stock of the Company at a conversion price of $2.70 per share, and the Company recorded a cash true up liability in the amount of $165,933.

The shares of common stock that have been and may be issued under the Note Documents are being offered and sold in a transaction exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and/or Rule 506(b) of Regulation D thereunder. The Company filed a Form D with the SEC on or about March 3, 2023.

Unit Private Placement

On September 15, 2023, the Company raised a total of $405,000 through the private placement of units at $4.50 per unit, each unit equal to 1 share of common stock and 1/5 of a warrant, not including warrant exercise (the “Offering”). A total of 900,000 shares of common stock and warrants to purchase 180,000 shares of common stock were issued. Each whole warrant is exercisable at $4.50 for two years from the date of issuance. The Company previously reported the Offering pursuant to Rule 135c of the Securities Act in our Current Report on Form 8-K as filed with the SEC on August 11, 2023.

For this sale of securities, no general solicitation was used, no commissions were paid, all persons were accredited investors and have a substantial pre-existing relationship with the Company, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. The Company filed a Form D with the SEC on September 20, 2023.

Item 3. Defaults upon Senior Securities

Pursuant to the Note Documents, as of each three-month anniversary of the Note, the Company was required to prepay, redeem or convert one quarter of the initial principal and interest on the Note. The Company did not meet that requirement as of May 21, 2023, which is the first three-month anniversary. The Company is required to deliver notice of default to the holder within one (1) business day. The holder may require the Company to redeem all or a portion of the Note by written notice.

As previously reported on our Current Report on Form 8-K filed on August 11, 2023, an Event of Default occurred with respect to the Note. As a result, on August 11, 2023, the Company and the Holder entered into an agreement (the “Letter Agreement”) pursuant to which, among other things: (i) the Holder agreed to forbear from issuing an Event of Default Notice and Event of Default Redemption Notice; (ii) the Holder waived the requirement in the Note to pay Interest on the Note monthly in cash for a certain period of time; (iii) the Holder agreed to waive application of the Default Rate in Note for a certain period of time; (iv) the Holder agreed to waive the requirement in the Note for the Company to prepay, redeem, or convert one quarter of the initial Principal and Interest on the Note by each three (3) month anniversary of the Issuance Date for a certain period of time; (v) the Company adjusted the exercise price of the Warrant from $13.40 to $4.50; and (vi) the Holder may continue to convert the Note at the Alternate Conversion Price or at $4.50.

All terms not defined herein shall refer to the defined terms in the Note Documents.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

Annual General Meeting of Stockholders

On August 24, 2023, the Company held the Annual General Meeting of the Stockholders of the Company (the “AGM”) at 12:00 p.m. Eastern Time at which a quorum was present. At the AGM, the stockholders: (i) elected two (2) Class III nominees to the board of directors (Scott L. Mathis and William A. Allen) to hold office for a three-year term; (ii) granted the Board of Directors discretion (if necessary to prevent the delisting of the Company’s common stock on Nasdaq) on or before June 30, 2024, to implement a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-ten (1:10), or anywhere between, while maintaining the number of authorized shares of common stock at 150,000,000 shares, as required for Nasdaq listing; (iii) conducted an advisory vote on executive compensation; (iv) conducted an advisory vote on the frequency of advisory votes on executive compensation; and (v) ratified and approved the appointment of Marcum LLP as the Company’s independent registered accounting firm for the year ended December 31, 2023. For additional details, see our Current Report on Form 8-K filed with the SEC on August 25, 2023.

Reverse Stock Split

On September 25, 2023, the Company made effective the amended and restated Certificate of Incorporation effecting a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.01 per share, at a ratio of 1-for-10.

LVH Holdings LLC

On September 27, 2023, the Company, through its wholly owned subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”), executed a Letter Agreement regarding LVH Holdings LLC (“LVH”) by and between the Company, SLVH LLC, a Delaware limited liability company (“SLVH”), and Timberline Development Partners LLC, a Texas limited liability company (“Timberline”), to suspend LVH’s business operations, terminate the development agreement with Timberline, distribute all of its available cash in excess of an agreed reserve, waive the provision requiring dissolution of LVH if no ground lease is signed, and release and terminate certain obligations of the members or their affiliates to contribute capital or perform services to or for the benefit of LVH.

Appointment to Board of Advisors

On September 27, 2023, Amrita Bhalla was appointed as an advisory board member of the Company. In connection therewith, on October 23, 2023, the Board granted Ms. Bhalla a total of 50,000 shares of restricted stock pursuant to the Company’s 2018 Equity Incentive Plan, at a price per share of $1.02, subject to vesting over a period of four years.

Secured Convertible Promissory Note

Pursuant to the 2023 Purchase Agreement and Note, on October 5, 2023, the Company and the Holder entered into the First Amendment to Senior Secured Convertible Note (the “First Amendment”) which amends the Note and lowers the Floor Price from $2.70 to $0.40.

On October 9, 2023, the Company and the Holder entered into the Second Amendment to Senior Secured Convertible Note (the “Second Amendment”) which amends the Note and reiterates that the issuance of shares pursuant to the Note, Note Documents, First Amendment and Second Amendment are subject to compliance with Nasdaq Rule 5635.

On October 4, 2023, the Company issued 937,157 shares its common stock with a value at issuance of $1,091,777 upon the conversion of $2,063,816 of principal, $136,444 of interest, $962,614 of derivative liabilities (including default premiums and redemption feature) in connection with the 2023 Note, at a conversion price of $2.70 per share. The $1,091,777 excess of the aggregate amount of liabilities converted over the value of the shares issued represents the liability for a cash true up payment owed to the holder.

On October 5, 2023, the investor elected to convert a total of $210,732 of principal and $31,610 of premium pursuant to the Note into 150,000 shares of common stock of the Company at a conversion price of $1.62 per share.

On October 9, 2023, the investor elected to convert a total of $73,046 of principal and $12,600 of premium pursuant to the Note into 95,000 shares of common stock of the Company at a conversion price of $0.88 per share.

On October 16, 2023, the investor elected to convert a total of $63,228 of principal and $9,484 of premium, pursuant to the Note into 100,000 shares of common stock of the Company at a conversion price of $0.727 per share.

On October 19, 2023, the investor elected to convert a total of $31,296 of principal and $4,694 of premium, pursuant to the Note into 48,477 shares of common stock of the Company at a conversion price of $0.742 per share.

See also Items 1A and 3 above.

Equity Line of Credit

On October 5, 2023, pursuant to the Common Stock Purchase Agreement with Tumim Capital dated November 8, 2022 (the “New ELOC”), the Company requested a draw-down and issued shares of common stock and received gross proceeds as follows: 39,000 shares of common stock to Tumim for gross proceeds of $76,449. No general solicitation was used, and a commission of 8% of the total gross proceeds was paid to Benchmark Investments, Inc. pursuant to the Underwriting Agreement between the Company and Kingswood Capital Markets, a division of Benchmark Investments, Inc., f/k/a EF Hutton, dated February 16, 2021. The Company relied on the exemptions from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, in connection with the sales. A Form D was filed with the SEC on November 21, 2022.

Special Meeting of Stockholders

On October 27, 2023, the Company filed a Preliminary Proxy Statement on Form 14-A, an amended Preliminary Proxy Statement on Form 14-A on November 3, 2023, a Definitive Proxy Statement on Form 14-A and additional definitive proxy materials on Form 14-A on November 13, 2023, which request stockholder approval of the following proposals: (i) to approve for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance of shares of our common stock pursuant to the New ELOC, without giving effect to the 19.99% cap provided under Nasdaq Listing Rule 5635(d); (ii) to grant the Board of Directors discretion (if necessary to prevent the delisting of the Company’s common stock on Nasdaq) on or before June 30, 2024, to implement a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-ten (1:10), or anywhere between, while maintaining the number of authorized shares of common stock at 150,000,000 shares, as required for Nasdaq listing; and (iii) to approve for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance of shares of our common stock to be issued in a private placement of common stock for gross proceeds of up to $7.2 million pursuant to Rule 506(b) of the Securities Act of 1933, as amended, without giving effect to the 19.99% cap provided under Rule 5635(d).

Item 6. Exhibits

The following documents are being filed with the Commission as exhibits to this Current Report on Form 10-Q.

Exhibit	Description
1.1	Underwriting Agreement, dated February 16, 2021 (5)
1.2	Warrant Agreement, including the form of Warrant, made as of February 19, 2021, between the Company and Continental. (6)
3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State effective September 25, 2023 (29)
3.2	Amended and Restated Bylaws (1)
3.3	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 (4)
4.1	2016 Stock Option Plan. (2)
4.2	First Amendment to 2016 Stock Option Plan as adopted by the Board of Directors on October 20, 2016. (2)
4.3	2018 Equity Incentive Plan. (3)
4.4	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 (4)
4.5	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on July 12, 2021 and the stockholders on August 26, 2021 (14)
4.6	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on July 1, 2022 and the stockholders on August 30, 2022 (19)
4.7	Underwriters’ Warrant (5)
4.8	Form of Warrant (11)
4.9	Form Amended and Restated Warrant (16)
4.10	Form Warrant (17)
4.11	Form Warrant (20)
4.12	Form Warrant (24)
4.13	Form Warrant (25)
10.1	Employment Agreement by and between the Company and Scott L. Mathis dated September 28, 2015 (23)
10.2	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 (7)
10.3	Employment Agreement by and between the Company and its Chief Financial Officer dated December 14, 2022 (22)
10.4	Commercial Lease Agreement between Gaucho Group, Inc. and Design District Development Partners, LLC, dated April 8, 2021 (8)
10.5	Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC, dated June 16, 2021 (9)
10.6	First Amendment to Amended and Restated Limited Liability Agreement dated November 16, 2021 (10)
10.7	Second Amendment to Amended and Restated Limited Liability Agreement dated June 7, 2022 (13)
10.8	Third Amendment to Amended and Restated Limited Liability Agreement dated June 7, 2022 (21)
10.9	Common Stock Purchase Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated November 8, 2022 (18)
10.10	Registration Rights Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated November 8, 2022 (15)
10.11	Securities Purchase Agreement dated February 21, 2023 (25)
10.12	Form of Senior Secured Convertible Note Issued by the Company (25)
10.13	Form of Security and Pledge Agreement (25)
10.14	Form of Stockholder Pledge Agreement (25)
10.15	Form of Registration Rights Agreement (25)
10.16	Fourth Amendment to Amended and Restated Limited Liability Agreement dated June 30, 2023 (27)
10.17	Letter Agreement, dated as of August 11, 2023, by and among the Company and the subscriber listed therein (28)
10.18	Letter Agreement regarding LVH Holdings LLC, dated as of September 27, 2023(30)
10.19	First Amendment to Senior Secured Convertible Note, dated as of October 5, 2023, by and among Gaucho Group Holdings, Inc. and the holder listed therein (31)
10.20	Second Amendment to Senior Secured Convertible Note, dated as of October 9, 2023, by and among Gaucho Group Holdings, Inc. and the holder listed therein (32)
22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant (12)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Algodon Wine Estates Property Map (26)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) *

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2017.
3.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2021.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2021.
7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020.
8.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 12, 2021.
9.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2021.
11.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 1, 2022.
12.	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on April 14, 2022.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 8, 2022.
14.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 31, 2021.
15.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 9, 2022.
16.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 24, 2022.
17.	Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A, filed on September 8, 2022.
18.	Incorporated by reference to the Company’s Current Report as amended on Form 8-K/A, filed on November 14, 2022.
19.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 18, 2022.
20.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 1, 2022.
21.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 13, 2022.
22.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 15, 2022.
23.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 16, 2015.
24.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2023.
25.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2023.
26.	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on April 17, 2023.
27.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 5, 2023.
28.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 11, 2023.
29.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 22, 2023.
30.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 29, 2023.
31.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 5, 2023.
32.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 10, 2023.
*	Filed herewith.
**	Furnished, not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2023	GAUCHO GROUP HOLDINGS, INC.

By:
Scott L. Mathis
Chief Executive Officer

By:
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

