Form 10-K
period 2023-12-31
Gaucho Group Holdings, Inc.
filed 2024-04-30
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (633,231 shares) computed by reference to the price at which the common equity was last sold as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,546,091. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of April 26, 2024, there were 7,963,810 shares of the registrant’s common stock outstanding.

INDEX

Forward Looking Statements

PART I

Certain statements included or incorporated by reference in this annual report constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this annual report that are not clearly historical in nature are forward-looking, and the words “anticipate”, “believe”, “continue”, “expect”, “estimate”, “intend”, “may”, “plan”, “will”, “shall” and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management’s expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully, and prospective investors should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this annual report or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this annual report or as of the date specified in the documents incorporated by reference herein, as the case may be. Important factors that could cause such differences include, but are not limited to:

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

In evaluating the Company, its business and any investment in the Company, readers should carefully consider the following factors:

Risk Factors Summary

●	Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

●	The Company is currently in default under its convertible promissory note with 3i and has received demands for payment.

●	We no longer have an equity line of credit as a source of funding for the Company.

●	We may not receive a complete return of our investment in LVH.

●	Our level of debt may adversely affect our operations and our ability to pay our debt as it becomes due.

●	We may not be able to continue as a going concern.

●	The Company is facing and may continue to face significant cost inflation.

●	Revenues are currently insufficient to pay operating expenses and costs which may result in the inability to execute the Company’s business concept.

●	Adverse developments affecting the financial services industry, such as the failure of Silicon Valley Bank, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

●	Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/ or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

●	Argentina’s economy may not support foreign investment or our business.

●	Argentina has a highly inflationary economy, which may continue to increase our accounting and legal costs.

●	Argentina has in the past discussed nationalizing private businesses.

●	The Company is exposed to the risk of changes in foreign exchange rates.

●	A significant number of our employees are located in Argentina, and any favorable or unfavorable developments in Argentina could have an impact on our results of operations.

●	Argentina’s ability to obtain financing from international markets is limited, which may impair its ability to implement reforms and foster economic growth.

●	The stability of the Argentine banking system is uncertain and the Argentine government may again place currency limitations on withdrawals of funds.

●	Government measures to pre-empt or respond to social unrest may adversely affect the Argentine economy and our business.

●	The Argentine economy could be adversely affected by economic developments in other global markets.

●	The Argentine government may order salary increases to be paid to employees in the private sector, which would increase our operating costs.

●	We are exposed to risks in relation to compliance with anti-corruption and anti-bribery laws and regulations overseas and in the U.S.

●	The real estate market is uncertain in Argentina and the investment in Argentine real property is subject to economic and political risks.

●	An adverse economic environment for real estate companies such as a credit crisis may adversely impact our results of operations and business prospects significantly.

●	There are limitations on the ability of foreign persons to own Argentinian real property.

●	Our business is subject to extensive domestic and foreign regulation, including regulations and laws imposed by the U.S. and Argentine governments, and additional regulations may be imposed in the future.

●	There is limited public information about real estate in Argentina and there may be a lack of liquidity in the underlying real estate.

●	The Company may be subject to certain losses that are not covered by insurance.

●	The boutique hotel market is highly competitive.

●	The profitability of Algodon Wine Estates will depend on consumer demand for leisure and entertainment and the performance of hotel management.

●	The tourism industry is highly competitive and may affect the success of the Company’s projects.

●	The ability of the Company to operate its businesses may be adversely affected by U.S. and Argentine government regulations.

●	Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business, operations or financial performance, and water scarcity or poor water quality could negatively impact our production costs and capacity.

●	GGI has a limited operating history, and the flagship store is still operating at a loss.

●	The markets in which we operate, and which plan to operate in are highly competitive, and such competition could cause our business to be unsuccessful.

●	Our business is subject to risks associated with importing products, and the imposition of additional duties and any changes to international trade agreements could have a material adverse effect on our business, results of operations and financial condition.

●	We may not be able to protect our intellectual property rights, which may cause us to incur significant costs.

●	Privacy breaches and other cyber security risks related to our business could negatively affect our reputation, credibility and business.

●	Insiders continue to have substantial control over the Company.

●	The loss of our Chairman, President and Chief Executive Officer could adversely affect the Company’s businesses.

●	The Company is dependent upon additional financing which it may not be able to secure in the future and may result in dilution of our stockholders.

●	The Company’s officers and directors are indemnified against certain conduct that may prove costly to defend.

●	Our bylaws designate the federal and state courts of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

●	The Company has not and may not pay dividends on its common stock.

●	Our financial controls and procedures may not be sufficient to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

●	Although we qualify as an emerging growth company, we also qualify as a smaller reporting company and under the smaller reporting company rules we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

●	Raising additional funds through debt or equity financing could be dilutive and may cause the market price of our common stock to decline. We still may need to raise additional funding which may not be available on acceptable terms, or at all.

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

ITEM 1. BUSINESS

The current corporate organizational structure of GGH and how we have operated substantially for the past year appears below:

Recent Business Developments

●	Between December 28, 2022, and October 5, 2023, the Company requested draw-downs and received gross proceeds of $937,146 pursuant to the Common Stock Purchase Agreement dated November 8, 2022 (the “2022 ELOC”) and issued 151,684 shares of common stock to Tumim Stone Capital LLC (“Tumim”).

●	On January 9, 2023, the Company entered into a promissory note for gross proceeds of $185,000 bearing interest at 8% per annum. The maturity date is January 9, 2024. The Company repaid principal in the amount of $100,000 on February 22, 2024, and the lender has agreed to being paid $50,000 and $35,000 during March and April, respectively.

●	On February 2, 2023, the Company and 3i, LP (“3i”), the holder of promissory notes (the “2021 Notes”) pursuant to the Securities Purchase Agreement dated November 3, 2021 (the “2021 SPA”) entered into a fourth letter agreement pursuant to which the parties agreed to reduce the Conversion Price of the 2021 Notes to the lower of: (i) the Closing Sale Price on the Trading Day immediately preceding the Conversion Date; and (ii) the average Closing Sale Price of the common stock for the five Trading Days immediately preceding the Conversion Date, beginning on the Trading Day of February 3, 2023.

●	Between February 3 and February 15, 2023, the holder of the 2021 Note elected to convert an aggregate of $1,571,553 in principal and interest, of which $1,335,439, $124,049, and $112,065 was principal, interest and premium converted, into 83,333 shares of common stock at prices ranging from $14.50 to $24.00 per share.

●	On February 8, 2023, the Company and 3i entered into a letter agreement pursuant to which the parties agreed to extend the maturity date of the notes from February 9, 2023 to February 28, 2023.

●	On February 10, 2023, the Company sold 59,100 shares of common stock for gross proceeds of $591,000 to accredited investors and warrants to purchase 14,775 shares of common stock at an exercise price of $10.00 per share. The warrants are exercisable for two years from the date of issuance.

●	On February 20, 2023, the Company entered into an exchange agreement with 3i in order to amend certain provisions of the 2021 SPA and issued the holders warrants to purchase up to an aggregate of 15,000 shares of the Company’s common stock at an exercise price of $10.00.

●	On February 21, 2023, the Company entered into a Securities Purchase Agreement with 3i, pursuant to which the Company will sell to 3i a series of senior secured convertible notes of the Company in the aggregate original principal amount of $5,617,978 (the “2023 Note”), and a series of common stock purchase warrants of the Company, which warrants shall be exercisable into an aggregate of 337,710 shares of common stock of the Company for a term of three years. The Company received $5,000,000 in proceeds after the original issue discount of 11% on the principal. The Company used the proceeds to repay all principal, interest and fees owing under the 2021 SPA.

●	Between May 2, 2023 and December 1, 2023, at the request of 3i, the Company converted a total of $3,822,210 of principal, $220,996 of interest, $13,077 of redemption premium and $1,767,591 of derivative liabilities (including default premium and redemption feature) pursuant to the 2023 Note and the Company issued 2,297,005 shares of common stock upon conversion. The Company recorded cash true up liabilities in the amount of $1,484,677 representing the excess of the conversion amount over the value of shares issued upon conversion.

●	On April 18, 2023, the Company filed a resale registration statement on Form S-1 (File No. 333-271305) to register up to 151,946 shares upon conversion of the 2023 Note, which was declared effective on April 21, 2023.

●	On May 8, 2023, the Company held a Special Meeting of Stockholders, and the stockholders approved, a measure for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance and exercise of shares of our common stock to be issued pursuant to the Purchase Agreement and Note.

●	On May 9, 2023, the Company filed a resale registration statement on Form S-1 (File No. 333-271305) as amended on May 22, 2023 to register up to 200,000 shares upon conversion of the 2023 Note, which was declared effective on May 26, 2023.

●	On May 21, 2023, an Event of Default occurred with respect to the 2023 Note. As a result, on August 11, 2023, the Company and 3i entered into an agreement pursuant to which, among other things 3i agreed to forbear from issuing an event of default notice and event of default redemption notice through December 31, 2023.

●	On June 1, 2023, the Company received a deficiency letter from the Nasdaq Stock Market notifying the Company that, for the preceding 30 consecutive business days, the closing bid price for the Company’s common stock was trading below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market. The Company was given until November 28, 2023 to regain compliance with the $1.00 per share requirement.

●	On June 30, 2023, the Company, through its wholly owned subsidiary, Gaucho Ventures I – Las Vegas, LLC, executed a Fourth Amendment to the Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC to extend the outside date for execution of the ground lease from June 30, 2023 to December 29, 2023.

●	On July 14, 2023, the Company issued a total of 27,027 shares at $5.55 per share to the non-executive directors of the Company as compensation for service as members of the Board of Directors of the Company for the first half of 2023.

●	On August 11, 2023, the Company and 3i entered into an agreement pursuant to which, among other things: (i) 3i agreed to forbear from issuing an Event of Default Notice and Event of Default Redemption Notice; (ii) 3i waived the requirement in the 2023 Note to pay Interest on the 2023 Note monthly in cash for a certain period of time; (iii) 3i agreed to waive application of the Default Rate in the 2023 Note for a certain period of time; (iv) 3i agreed to waive the requirement in the 2023 Note for the Company to prepay, redeem, or convert one quarter of the initial Principal and Interest on the 2023 Note by each three (3) month anniversary of the Issuance Date for a certain period of time; (v) the Company adjusted the exercise price of the Warrant from $13.40 to $4.50; and (vi) 3i may continue to convert the 2023 Note at the Alternate Conversion Price or at $4.50.

●	On August 24, 2023, the Company held its 2023 Annual General Meeting of the Stockholders, at which the stockholders approved: (i) the election of two directors to the Board of Directors; (ii) a reverse stock split in the ratio of 1:2 up to 1:10; (iii) advisory vote on executive compensation; (iv) frequency of advisory vote on executive compensation to be every three years; and (v) ratification of Marcum as the Company’s auditor for 2023. See item 9B for more information.

●	On August 29, 2023, the Company amended its U.S. Registration No. 6043175 for the GAUCHO BUENOS AIRES trademark to include a limitation in Class 25 to goods “other than snapshirts and western style shirts or shirts with western style embroidery.” The amended registration was filed in connection with the settlement of a Petition to Cancel the Company’s registration filed by Heard Design, LLC, dba Howler Brothers.

●	On September 15, 2023, the Company raised a total of $405,000 through the private placement of units at $4.50 per unit, each unit equal to 1 share of common stock and 1/5 of a warrant, not including warrant exercise. A total of 90,000 shares of common stock and warrants to purchase 18,000 shares of common stock were issued. Each whole warrant is exercisable at $4.50 for two years from the date of issuance.

●	On September 25, 2023, the Company implemented a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.01 per share, at a ratio of 1-for-10.

●	On September 27, 2023, the Company, through its wholly owned subsidiary, Gaucho Ventures I – Las Vegas, LLC, executed a Letter Agreement regarding LVH Holdings LLC by and between the Company, SLVH LLC, a Delaware limited liability company, and Timberline Development Partners LLC, a Texas limited liability company (“Timberline”), to suspend its business operations, terminate the development agreement with Timberline, distribute all of its available cash in excess of an agreed reserve, waive the provision requiring dissolution of LVH Holdings LLC if no ground lease is signed, and release and terminate certain obligations of the members or their affiliates to contribute capital or perform services to or for the benefit of LVH Holdings LLC.

●	On October 5, 2023, the Company and 3i entered into the First Amendment to the 2023 Note which lowers the conversion floor price of the 2023 Note from $2.70 to $0.40.

●	On October 9, 2023, the Company and 3i entered into the Second Amendment to the 2023 Note (the “Second Amendment”) which amends the 2023 Note and reiterates that the issuance of shares pursuant to the 2023 Note, Note Documents, First Amendment and Second Amendment are subject to compliance with Nasdaq Rule 5635.

●	On October 27, 2023, the Company filed a Preliminary Proxy Statement on Form 14-A, an amended Preliminary Proxy Statement on Form 14-A on November 3, 2023, a Definitive Proxy Statement on Form 14-A and additional definitive proxy materials on Form 14-A on November 13, 2023, and an amendment to the Definitive Proxy Statement on Form 14-A on November 24, 2023, which requested stockholder approval of the following proposals: (i) to approve for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance of shares of our common stock pursuant to the 2022 ELOC, without giving effect to the 19.99% cap provided under Nasdaq Listing Rule 5635(d); (ii) to grant the Board of Directors discretion (if necessary to prevent the delisting of the Company’s common stock on Nasdaq) on or before June 30, 2024, to implement a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-ten (1:10), or anywhere between, while maintaining the number of authorized shares of common stock at 150,000,000 shares, as required for Nasdaq listing; and (iii) to approve for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance of shares of our common stock to be issued in a private placement of common stock for gross proceeds of up to $7.2 million pursuant to Rule 506(b) of the Securities Act of 1933, as amended, without giving effect to the 19.99% cap provided under Rule 5635(d).

●	On November 21, 2023, the Company announced the successful completion of drilling of a third water well at Algodon Wine Estates.

●	On November 27, 2023, the Company commenced a private placement of shares of common stock for gross proceeds of up to $4,000,000 at a price per share which equals the Nasdaq Rule 5653(d) Minimum Price definition, but in no event at a price per share lower than $0.60) (the “Private Placement”). Between November 30, 2023 and April 11, 2024, pursuant to the Private Placement, the Company issued a total of 4,741,581 shares of common stock for gross proceeds of $2,850,000.

●	On November 28, 2023, the Company sent correspondence to the Nasdaq Stock Market LLC announcing its intention to effect a reverse stock split, if necessary to regain compliance with Nasdaq’s minimum bid price requirement, pending stockholder approval on December 28, 2023.

●	On November 29, 2023, the Company received a letter from the Staff notifying the Company that it is eligible for an additional 180 calendar day period, or until May 28, 2024 to regain compliance (the “Compliance Date”). Provided that the Company meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the Bid Price Requirement, and the Company provides written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary, then if at any time before the Compliance Date the closing bid price for the Company’s Common Stock is at least $1.00 for a minimum of 10 consecutive business days, the Staff will provide the Company written confirmation of compliance with the Bid Price Requirement.

●	On December 4, 2023, the Company announced the appointment of Michael Koh to the Advisory Board of Gaucho Holdings.

●	On December 13, 2023, the Company issued a press release announcing that it has retained securities litigation attorney Mark R. Basile, Esq. and his firm, The Basile Law Firm P.C. to recommend courses of action that may bring value to the Company and its stockholders.

●	On December 19, 2023, Gaucho Group Holdings, Inc. issued a press release announcing the postponement of its Special Meeting of Stockholders, originally scheduled to be held at 12:00 p.m. Eastern Time on Thursday, December 28, 2023.

●	Also on December 19, 2023, the Company filed additional definitive proxy materials on Form 14-A on November 13, 2023, an amendment to the Definitive Proxy Statement on Form 14-A on January 5, 2024, a second amendment to the Definitive Proxy Statement on Form 14-A on January 18, 2024, and a third amendment to the Definitive Proxy Statement on Form 14-A on January 22, 2024 which requested stockholder approval of the following proposals: (i) to approve for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance of shares of our common stock pursuant to the 2022 ELOC, without giving effect to the 19.99% cap provided under Nasdaq Listing Rule 5635(d); (ii) to grant the Board of Directors discretion (if necessary to prevent the delisting of the Company’s common stock on Nasdaq) on or before June 30, 2024, to implement a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-ten (1:10), or anywhere between, while maintaining the number of authorized shares of common stock at 150,000,000 shares, as required for Nasdaq listing; (iii) to approve for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance of shares of our common stock to be issued in a private placement of common stock for gross proceeds of up to $7.2 million pursuant to Rule 506(b) of the Securities Act of 1933, as amended, without giving effect to the 19.99% cap provided under Rule 5635(d); and (iv) to approve for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance and exercise of shares of our common stock to be issued pursuant to that certain Securities Purchase Agreement, dated February 21, 2023, the 2023 Note, that certain common stock purchase warrant dated February 21, 2023, and that certain Registration Rights Agreement, dated February 21, 2023 by and between the Company and 3i.

●	In connection with the vesting of Restricted Stock Units (“RSUs”) on December 31, 2023, the Company’s CEO and CFO received a total of 7,093 shares pursuant to RSUs issued under the 2018 Equity Incentive Plan with a grant date value of $11.60 per share.

●	Effective December 31, 2023, William Allen, a Class III Director of the Company, resigned from the Company’s Board of Directors. Mr. Allen did not resign due to any disagreement with the Company on any matter relating to its operations, policies or practices.

●	On January 22, 2024, the Company issued a total of 34,963 shares of common stock at $0.4224 per share in settlement of its matching obligations for the year ended December 31, 2023 under the Company’s 401(k) profit sharing plan for the benefit of the Company’s Chief Executive Officer and Chief Financial Officer.

●	Effective February 5, 2024, pursuant to the 2023 Note, 3i elected to increase the cap on its beneficial ownership of the Company from 4.99% to 9.99% per Section 3(d)(i) of the 2023 Note (the “Maximum Percentage”) by providing written notice to the Company. Such increase in the Maximum Percentage will not be effective until the sixty-first (61st) day after such notice is delivered to the Company.

●	On February 16, 2024, the Company filed a complaint in the United States District Court for the District of Delaware alleging 3i, LP, 3i Management LLC, and Maier Joshua Tarlow engaged in an unlawful securities transaction with the Company as an unregistered dealer under U.S. securities laws.

●	On February 7, 2024, in connection with the vesting of RSUs on December 31, 2023, certain of the Company’s employees, consultants and advisors received a total of 18,410 shares pursuant to RSUs issued under the 2018 Equity Incentive Plan with a grant date value of $11.60 per share.

●	On February 22, 2024, the Company received notice from Tumim of its election to terminate the 2022 ELOC. While the notice to terminate stated that it was effective immediately, Section 8.2 of the Purchase Agreement requires at least 10 Trading Days prior written notice. The Company treated the 2022 ELOC as being terminated by Tumim effective March 7, 2024. No early termination penalties are incurred by either party under the 2022 ELOC.

●	On February 21, 2024, the Company received an Event of Default Redemption Notice from 3i providing notice of Events of Default arising under the 2023 Note Documents and demanding immediate payment of the Event of Default Redemption Price equal to a minimum of $3,437,646

●	On February 28, 2024, the Company received a second Event of Default Redemption Notice from 3i providing notice of an additional Event of Default arising under the 2023 Note Documents, and demanding immediate payment of the Event of Default Redemption Price equal to a minimum of $3,450,711

●	On February 29, 2024, at the Special Meeting of the Stockholders of the Company, the stockholders: (i) approved, for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance of shares of our common stock pursuant to the ELOC, without giving effect to the 19.99% cap provided under Nasdaq Listing Rule 5635(d); (ii) granted the Board of Directors discretion (if necessary to prevent the delisting of the Company’s common stock on Nasdaq) on or before June 30, 2024, to implement a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-ten (1:10), or anywhere between, while maintaining the number of authorized shares of common stock at 150,000,000 shares, as required for Nasdaq listing; (iii) approved the full issuance of shares of our common stock to be issued in a private placement of common stock for gross proceeds of up to $7.2 million pursuant to Rule 506(b) of the Securities Act of 1933; and (iv) declined to approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance of shares of our common stock to be issued in a private placement of common stock for gross proceeds of up to $7.2 million pursuant to Rule 506(b) of the Securities Act of 1933, as amended, without giving effect to the 19.99% cap provided under Rule 5635(d). The stockholders did not approve for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance and exercise of shares of our common stock to be issued pursuant to the 2023 Note Documents by and between the Company and 3i.

●	On March 6, 2024, the Company received an Event of Default notice from 3i regarding an Event of Default arising under the Note Documents for failure to cure a Conversion Failure for a Conversion Notice submitted by 3i on February 20, 2024, and demanding immediate payment of the Event of Default Redemption Price equal to a minimum of $3,460,510

●	On March 14, 2024, the Company announced the launch of its vineyard home rental program, allowing Algodon Wine Estates’ private homeowners to list the luxury vineyard homes for rent for short or long-term stays.

●	On April 2, 2024, the Company filed a post-effective amendment to the registration statement registering 166,667 shares of common stock for resale by Tumim filed on December 16, 2022 and effective December 23, 2022 (the “Original Registration Statement”) in order to terminate the effectiveness of the Original Registration Statement and to deregister, as of the effective date of amendment, all registered securities that remain unsold under the Original Registration Statement as of the date thereof. The amendment was declared effective April 2, 2024.

●	On April 11, 2024, the Company issued a total of 47,637 shares of common stock at a price per share of $0.60 in connection with the anti-dilution provisions of the Private Placement as approved by the Company’s stockholders on February 29, 2024.

●	On April 18, 2024, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department notifying the Company that, due to the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the Securities and Exchange Commission (the “SEC”), the Company is not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1), which requires the timely filing of all required periodic reports with the SEC.

●	On April 19, 2024, the Board of Directors of the Company, as authorized by the stockholders of the Company, approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.01 per share, at a ratio of 1-for-10 (the “Reverse Stock Split”). The Board of Directors of the Company also approved an amended and restated Certificate of Incorporation (the “Certificate”) to effect the Reverse Stock Split. On April 24, 2024, the Company filed the Certificate with the Delaware Secretary of State with an effective date of 12:01 a.m., Eastern Time, on May 1, 2024.

Please also see Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 9B “Other Items” for details on securities issued by the Company in connection with private placements.

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

The below table provides an overview of GGH’s operating entities.

Entity Name	Abbreviation	Jurisdiction & Date of Formation	Ownership	Business
Gaucho Group, Inc.	GGI	Delaware, September 12, 2016	100% by GGH	Luxury fashion and leather accessories brand and e-commerce platform

InvestProperty Group, LLC (“InvestProperty Group”)	IPG	Delaware, October 27, 2005	100% by GGH	Real estate acquisition and management in Argentina

Algodon Global Properties, LLC	AGP	Delaware, March 17, 2008	100% by GGH	Holding company

Gaucho Ventures I – Las Vegas	GVI	Delaware, June 14, 2021	100% by GGH	Holding company

The Algodon - Recoleta S.R.L.	TAR	Argentina, September 29, 2006	100% by GGH through IPG, AGP and APII	Hotel owner and operating entity in Buenos Aires

Algodon Properties II S.R.L.	APII	Argentina, March 13, 2008	100% by GGH through IPG and AGP	Holding company in Argentina

Algodon Wine Estates S.R.L.	AWE	Argentina, July 16, 1998	100% by GGH through IPG, AGP, APII and TAR	Resort complex including real estate development and wine making in Argentina; owns vineyard, hotel, restaurant, golf and tennis resort in San Rafael, Mendoza, Argentina

Gaucho Development S.R.L.	GD	Argentina, July 16, 1998	100% by GGH through IPG and AWE	Real estate holding company in Argentina

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

Gaucho – Buenos Aires’s fully optimized e-commerce platform (www.GAUCHO.com) offers a commercial line of designer clothing, including leather jackets, branded hoodies, t-shirts, polo shirts and ponchos, with an emphasis on leather goods accessories. In the first quarter of 2022, Gaucho launched its home and living décor collection, Gaucho Casa, which challenges traditional lifestyle collections with its luxury textiles and home accessories rooted in the singular spirit of the gaucho aesthetic. Using the highest-quality natural materials ethically sourced from countries that are pioneers in the field of eco production, such as New Zealand, Iceland and, of course, Argentina, each piece within the line embodies the rarefied heritage of Buenos Aires and its deep-rooted connection to artisanship. In the following 18 months, we also anticipate a strategic roll-out introducing other new products such as fragrances, a Gaucho Kids clothing line, and Gaucho Residences as the natural evolution of the brand’s growth.

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

GGI’s Gaucho – Buenos Aires is primarily an e-commerce store targeting U.S. customers. However, we do plan on pursuing reselling retail venues both online and brick and mortar. For example, in the wake of our press launch, we received unsolicited inquiries from several high-end boutiques in Brazil interested in carrying the Gaucho – Buenos Aires™ line. There are of course numerous avenues for us to explore involving brick and mortar opportunities alone, via agencies or direct solicitation.

Online reselling avenues we expect to pursue include Net-a-Porter, MatchesFashion and at least six other high-end, reputable venues with whom we already have an established foot in the door via our networking channels.

We anticipate our marketing strategy will include pop-up shops in cities such as Austin, Dallas, Houston, Miami, Los Angeles, New York City and Aspen. With pop-up shops, we can for example, work with local PR companies to get the word out, as these opportunities are typically promoted via direct mail, PR and digital marketing efforts, as well as word of mouth and strategic geographic positioning.

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

Within six months of the Notice of Allowance date, or August 12, 2019, we were required to file a satisfactory Statement of Use if use has occurred, or file for an extension of time. The mark was then in use with some of the goods, but not others. As a result, on August 6, 2019, we filed to divide the application for the goods that were in use for which a Statement of Use was filed and filed an Extension Request in the existing application for the remaining goods. As the mark was put into use with other of the remaining goods, we filed Statements of Use on August 12, 2020 and August 12, 2021. On April 28, 2020, and October 20, 2020, and October 12, 2021, the trademarks were officially registered with the United States Patent and Trademark Office.

On October 13, 2022, Heard Design, LLC, dba Howler Brothers, filed a Petition to Cancel the Company’s U.S. Registration No. 6043175 for the GAUCHO BUENOS AIRES and Design mark in Classes 18, 25 and 33 with the United States Trademark Trial and Appeal Board. The action was filed after an application the petitioner filed for the mark GAUCHO SNAPSHIRT in Class 25, US Trademark Application No. 90837298, was rejected over the Company’s registration. The parties reached a settlement agreement effective May 12, 2023, in which the Company excluded “snapshirts and western style shorts or shirts with western style embroidery” (but not shirts in the traditional Argentinian gaucho style) from the goods in its U.S. Registration No. 6043175 and agreed to not sell such shirts under a mark that includes “GAUCHO”.

The details of the registrations are:

Registration No. 6,043,175

Registration Date: April 28, 2020

Classes: 18, 25 and 33

Goods:	Class 18–- Handbags; purses; clutch wallets and handbags; wallets; belt bags; necessaire, namely, cosmetic bags sold empty; travel bags,
Class 25–- T-shirts; tops; shirts other than snapshirts and western style shirts or shirts with western style embroidery; sweaters; hoodies; ponchos; pants; bottoms; shorts; skirts; dresses; jackets; coats; scarves; pocket squares; ties; belts; hosiery; underwear; gloves; footwear; shoes; headwear; hats; caps being headwear
Class 33 – Wines

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

Below are additional marks the Company made filings for in 2021 and 2022 and updates:

MAISON GAUCHO – App. No. 90869612 filed August 6, 2021 for:

Class 41 - Casinos; Night club services; Dance club services

Class 43 - Hotel accommodation services; restaurant services; bar services; bar and cocktail lounge services

The application is allowed with a Statement of Use/3rd Extension due September 20, 2024

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

Class 20 - Furniture; mirrors; picture frames; drapery hardware, namely, traverse rods, poles, curtain hooks, curtain rods and finials

An Office Action issued on January 15, 2024 rejecting the application over two prior registrations. A response arguing over the refusal will be filed by July 15, 2024.

VAMOS SPORT – App. No. 97163672 filed December 9, 2021 for:

Class 3 – Fragrances

The application is allowed with a Statement of Use/3rd Extension due September 27, 2024.

GAUCHO FUEGO – App. No. 97182237 filed December 21, 2021 for:

Class 3 – Fragrances

The application is allowed with a Statement of Use/4th Extension due August 9, 2024.

GAUCHO FIRE – App. No. 97182241 filed December 21, 2021 for:

Class 3 – Fragrances

The application is allowed with a Statement of Use/4th Extension due August 9, 2024.

GAUCHO BUENOS AIRES – App. No. 97316578 filed March 17, 2022 for:

Class 35 – Online retail store services featuring clothing and clothing accessories, fragrances, jewelry, handbags, bags, wallets and credit card cases

The application has been approved and was published on April 9, 2024. If no oppositions are filed, the mark will register around the beginning of July 2024.

– Reg. No. 6872808 registered October 11, 2022, from App. No. 97316580 filed March 17, 2022 for:

Class 35 – Online retail store services featuring clothing and clothing accessories, fragrances, jewelry, beverageware and housewares, cutlery, candles, handbags and bags, wallets and credit card cases.

VAMOS SPORT – App. No. 97326711 filed March 23, 2022 for:

Class 18 – Tote bags; athletic bags; leather tote bags; leather backpacks.

The application is currently suspended over an earlier-filed application.

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

GGH’s Concept and Business: Repositioning of Hotel Properties, Luxury Destinations and Residential Properties

GGH, through IPG, focuses on opportunities that create value through repositioning of underperforming hotel and commercial assets such as hotel/residential/retail destinations. Repositioning means we are working to gradually increment our average fares to solidify our position as a luxury option. This trend has been well received in large metropolitan areas which have become quite competitive. We believe that the trend is now trickling down to secondary metropolitan, resort and foreign markets where there is significantly less competition from the established major operators. We continue to seek opportunities where value can be added through re-capitalization, repositioning, expansion, improved marketing and/or professional management. We believe that GGH can increase demand for all of a property’s various offerings, from its rooms to its dining, meeting and entertainment facilities, to its retail establishments through careful branding and positioning of properties. While the maxim remains true that the three most important factors in real estate are “location, location, location,” management believes that “style and superior service” have grown in importance and can lead to increased operating revenues and capital appreciation.

We continue to aim at increasing our activity, occupancy and presence in the market by using direct marketing actions (Facebook and Google Ads, Trip Advisor, Online Travel Agencies, internet presence), and expanding our net of travel agencies and operators, introducing effective changes in our direct sales capacity (new sales-oriented webpages, joint ventures with other hotel organizations, training of our reservations employees, implementing new reservation software). We have also reached out to travel industry media operators to develop new strategic relationships and we are implementing a new commercial management operation for a more aggressive approach with a sales-oriented objective. GGH has built a team of industry professionals to assist in implementing its vision toward repositioning real estate assets. See Item 10 - “Directors, Executive Officers and Corporate Governance”.

Plan of Operations

GGH continues to implement its growth and development strategy that includes a luxury boutique hotel, a resort estate, vineyard and winery, the sale of high-end fashion, leather goods and accessories, and a large land development project including residential houses within the vineyard. See “Algodon Wine Estates” below.

Long Term Growth Strategy

Our desire is to follow in the footsteps of global leading luxury brands such as Chanel from Paris, Burberry from London, Tom Ford from New York, and Gucci from Milan, and to establish Gaucho as “the Spirit of Argentina” representing Buenos Aires. In doing so, our mission is also to work with the intention of building a multi-billion-dollar brand. We believe that through our e-commerce website, we have the potential to achieve significant scale, and add value to our company.

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

These fashion houses and automobile manufactures license their brand’s unique styles and unmistakable names to real estate developers, in an effort to create business opportunity. The mutually beneficial model could be a medium through which Gaucho – Buenos Aires™ makes its imprint on the global market. By using our distinct style – employing fine leathers, metals, and natural stones – in the design and construction of such a project, Gaucho – Buenos Aires could add intrinsic value to the parties involved. This creates potential for licensing fees, as well as a portion of proceeds from property sales.

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

Popup Shops

Popup shops are a popular trend that can be a low cost means of creating a temporary store front focusing on spreading brand awareness, communicating brand values, collecting customer data, and providing personalized experiences. This can also provide a way for Gaucho – Buenos Aires to build a relationship with customers in person, while driving conversion on more cost-effective digital channels. We envision popup shops in U.S. cities such as Aspen, Austin, Dallas and Houston, Miami, Los Angeles, New York City, Berlin and Barcelona. With pop-up shops, we can work with local PR companies to get the word out, as these opportunities are typically promoted via direct mail, PR and digital marketing efforts, as well as word of mouth and strategic geographic positioning. We also anticipate installing a popup shop during the summer season in Punta Del Este, Uruguay, which is a popular vacation spot for wealthy Argentines and other Latin Americans.

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

While our contracts and vendors are largely payable in pesos, which is favorable to us given the current exchange rate of the peso against the U.S. dollar, the downside is that the Argentine market is somewhat closed off for our Gaucho brand goods and our wines. Even though we produce some Gaucho goods in Argentina, and we are able to realize a higher margin by selling outside of Argentina, we also do have some goods produced in the U.S. at a higher cost and our margins are therefore much lower.

Further, our real estate and hotel operations are stated in U.S. dollars, which can be seen as less desirable than stating in pesos and could have a negative effect on demand for those parts of our business.

The ALGODON® Brand

We believe that the force and power of brand is of paramount importance in the luxury real estate/hotel market. GGH has developed the ALGODON® brand, which is inspired by both the Cotton Club days of the Roaring 20’s and the distinctive style and glamour of the 50’s Rat Pack when travel and leisure was synonymous with cultural sophistication. This brand concept was taken from the Spanish word for “cotton”, and we believe that this connotes a clean and pure appreciation for the good life, a sense of refined culture, and ultimately a destination where the best elements of the illustrious past meet the affluent present. GGH is looking to attract attention and upscale demographic visitors to the ALGODON® properties and to round out the brand experience in various other forms including music, dining, wine, sports and apparel, by marketing themes that highlight active lifestyles and the pleasures of life. Management believes that these types of brand extensions will serve to reinforce the overall brand recognition and further build upon GGH’s presence in the luxury hotel segment.

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

Below is a table showing occupancy data, average daily rate and revenue per available room (“RevPAR”) for Algodon Mansion:

	TAR - Buenos Aires
	USD				ARS
	For the Years Ended December 31,				For the Years Ended December 31,
	2022	2023	Δ Amount	Δ %	2022	2023	Δ Amount	Δ %
Occupancy level	50%	54%	4%	8%	50%	54%	4%	8%
Average daily Rate (ADR)	261	386	125	48%	36,335	119,681	83,346	229%
RevPAR	130	209	79	61%	18,129	64,813	46,684	258%

This is a Hotel KPI calculation that shows the percentage of available rooms or beds being sold for a certain period of time.

Occupancy level:	It is important for hotels to keep track of this data on a daily basis to identify the average daily rate, forecast and apply revenue management.

This ratio increased by 4% keeping our steady increase in occupancy level. TAR revenue continues to be highly dependent on international tourism.

This is a metric widely used in the hospitality industry to indicate the average realized room rental per day.

Average daily Rate (ADR):	This is calculated by taking the average revenue earned from rooms and dividing it by the number of rooms sold. It excludes complimentary rooms and rooms occupied by staff.

2023 ADR in USD increased in comparison with the previous year from USD 261 to USD 386 to reflect inflation. The same ratio in ARS has increased by 229% due to the effect of the devaluation of the Argentine peso.

Revenue per available room (RevPAR) is a performance metric used in the hotel industry. It is calculated by multiplying a hotel’s average daily room rate (ADR) by its occupancy rate.
RevPAR:
2022 RevPAR in USD has increased in comparison with previous year from USD 130 to USD 209 due to the increased daily rate. The same metric in ARS has increased by 258% due to the effect of the devaluation of the Argentine peso.

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

Below is a table showing occupancy data, ADR and RevPAR for Algodon Wine Estates:

	AWE - San Rafael
	USD				ARS
	For the Years Ended December 31,				For the Years Ended December 31,
	2022	2023	Δ Amount	Δ %	2022	2023	Δ Amount	Δ %
Occupancy level	41%	35%	-6%	-15%	41%	35%	-6%	-15%
Average daily Rate (ADR)	232	293	61	26%	31,650	85,891	54,241	171%
RevPAR	94	103	9	10%	12,859	30,219	17,360	135%

This is a Hotel KPI calculation that shows the percentage of available rooms or beds being sold for a certain period of time.

Occupancy level:	It is important for hotels to keep track of this data on a daily basis to identify the average daily rate, forecast and apply revenue management.

This ratio decreased by 6% due to the reduction of subsidy from Argentina’s Ministry of Tourism for luxury hotels.

This is a metric widely used in the hospitality industry to indicate the average realized room rental per day.

Average daily Rate (ADR):	This is calculated by taking the average revenue earned from rooms and dividing it by the number of rooms sold. It excludes complimentary rooms and rooms occupied by staff.

2023 ADR in USD increased from previous year (USD 232 vs USD 293) to reflect market pricing. The same ratio in ARS increased by 171% due to the effect of the devaluation of the Argentine peso to the USD.

Revenue per available room (RevPAR) is a performance metric used in the hotel industry. It is calculated by multiplying a hotel’s average daily room rate (ADR) by its occupancy rate.
RevPAR:
2023 RevPAR in USD has increased in comparison with the previous year from USD 94 to USD 103 due to the lower occupancy level. The same ratio in ARS increased by 135% due to the devaluation of the peso.

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

Algodon Fine Wines

Algodon Wine Estates contains a vineyard with 290 acres of vines. Over 60 acres have been cultivated since the 1940’s, and approximately 20 acres since the 1960’s. The property produces eight varieties of grapes, including Argentina’s signature varietal, Malbec, as well as Bonarda, Cabernet Sauvignon, Merlot, Syrah, Pinot Noir, Chardonnay and Semillon. The primary difference between the old and new vines is the style of pruning. Algodon Wine Estates utilizes a boutique wine making process, typified by production of a low volume of premium wines sold at a higher-than-average price in the market.

In an effort to increase the distribution of its wines, Algodon Wine Estates is working with a number of importers operating in some of the world’s chief markets for premium wines. In Europe, Algodon Wine Estates warehouses its wines in Amsterdam for central distribution to clients in Germany and in the U.K. through Condor Wines (www.condorwines.co.uk), which works with regional distribution partners throughout the U.K. such as hotel and restaurant chains, regional and national brewers, pub companies, wholesalers and wine merchants. In the United States, Algodon Fine Wines is available for sale online and in stores at Spec’s Wines, Spirits and Finer Foods retail stores in Texas, and Wally’s Wine & Spirits retail store located in Los Angeles, among others. GGH’s Fine Wine’s Malbec has been featured on the esteemed wine lists of West London’s The Fat Duck, a Michelin 3-Star Restaurant, and arguably the U.K.’s most famous eatery, as well as London’s Restaurant Gordon Ramsay, A Michelin 3-Star Restaurant, also the exclusive London wine club, 67 Pall Mall, and the exclusive wine list of Buenos Aires’ fine dining restaurant, Parrilla Don Julio, one of Argentina’s most high-profile eateries.

In the first quarter of 2024, Algodon Fine Wines embarked on a new phase of growth in the United States by partnering with 3Js Importing, a family-owned wine importing and distribution company based in New Jersey. This new alliance replaces our previous relationship with Seaview Imports, positioning 3Js Importing as our primary distributor in the U.S.

3Js Importing is known for its passion for quality wines and a deep commitment to sharing exceptional wine experiences. With a focus on bringing to market wines that reflect the unique style and terroir of their regions, 3Js has built a robust distribution network that now includes Algodon Fine Wines. This partnership allows us to introduce our wines to a broader audience through a variety of respected establishments and retailers across New Jersey and nearby states, such as Fiorino’s, The Frog & The Peach, and Wine Chateau, among others.

Our collaboration with 3Js Importing is more than just a business venture; it’s a shared mission to connect wine lovers with stories and experiences that resonate. As we move forward, both Algodon Fine Wines and 3Js are focused on deepening these connections, fostering new relationships, and ensuring that our customers have access to our distinctive selection of wines. This partnership marks an exciting step forward in our mission to share our love of wine with more people in the U.S.

Current Distribution Markets (as of the first quarter of 2024)

California – dba Hollywood Burger

California – dba Salvatore Italian Restaurant

California – dba Wally’s Wine and Spirits

California – Golden State Wine & Spirits

California – Peach Systems Inc.

California – La Boutillier

California – Cyrus

Florida – Greystone

Florida – Southern Glazers Wine and Spirits

Florida – Bunberry

Florida – City Hall Cafe

Florida – Seaspice

Florida – Santorini by Georgios

Florida – Blue Ribbon Sushi

Florida – Think Hospitality Group

Florida – Meat & Bone

Florida – Lagniappe Wine Bar

Florida – Olivers Bistro

Georgia – Georgia Crown Distributing - Atlanta

Illinois – Louis Glunz Wines Inc

Illinois – Chicago Noble Grape

Indiana – 21st Amendment

Maryland – Lanterna Distributors, Inc.

Massachusetts – Table & Vine (+ local wholesaler)

Minnesota – Bellboy Corporation

Missouri – Brown Derby

New Jersey – Alpine Country Club

New Jersey – Biagio’s Terrace

New Jersey – B2Bistro

New Jersey – Bottles by Sickles

New Jersey – Cellar97

New Jersey – Fiorino’s

New Jersey – The Frog & The Peach

New Jersey – Foresgate Country Club

New Jersey – Giannone Wine & Liquor, West NY, NJ

New Jersey – Hanley’s

New Jersey – Midtown Wine Merchants

New Jersey – Metuchen INN

New Jersey – Metuchen Golf & Country Club

New Jersey – Navasink Country Club

New Jersey – NJ Wine Seller

New Jersey – Planet of Wine

New Jersey – Port Washington Imports

New Jersey – Restaurant Da Benito

New Jersey – Royal Wine &Spirts I

New Jersey – Royal Wine & Spirits II

New Jersey – The Wine Shop

New Jersey – Woody’s Roadside Tavern

New Jersey – Wine List

New Jersey – Wine Anthology

New Jersey – Wine Anthology

New Jersey – dba Wine Chateau / Le Malt

New Jersey – Xplore Wine

New York – Paramount

New York – The Union League

New York – The Craft Group

New York – Buy Wise Liquor

New York – Independence Wine & Spirits of NY, LLC

New York – dba Ambassador Wine & Spirits

New York – dba Beekman Wine & Liquor

New York – dba Estancia 460

New York – dba Nirvana

New York – dba Pascalou

New York – dba Tuscany Steakhouse

New York – dba Friars National Association Inc.

New York – dba Mister Wright

Nevada – Franco Wine

Oklahoma – Elite Wine & Spirits

Texas – United Wine and Spirits, LLC

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

In September 2020, Algodon Fine Wines announced the launch of an e-commerce initiative servicing patrons in Argentina, at AlgodonWines.com.ar. The e-commerce store sells and ships Algodon wines direct from its San Rafael, Mendoza winery to consumers living in Argentina. This debut is part of an expanded effort to roll out the brand’s premium Malbec-based wines, as well as the rest of the Algodon portfolio of award-winning varietals and blends. In September 2020, Algodon Fine Wines also launched an e-commerce initiative servicing the United States, with the backend warehousing and fulfillment provided by the California-based distributer VinPorter Wine Merchants, at AlgodonFineWines.com. In March 2024, AlgodonFineWines.com changed its ecommerce distributor to Giannone Wine & Liquor Co. The e-commerce store, powered by Giannone Wine & Liquor Co, links to a virtual storefront showcasing the Algodon wines currently distributed in the U.S. In addition to the Algodon Fine Wines site powered by Giannone Wine & Liquor Co, Algodon wines are also available throughout the U.S. both in-store and online at such retailers as Spec’s, The Noble Grape and Wine-Searcher.com (among others).

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

In April 2019, GGH announced that it reached an agreement with Compass Real Estate to market and sell home sites at Algodon Wine Estates. Compass Real Estate (www.compass.com), dubbed “the country’s fastest-growing luxury real estate technology brokerage company” by Forbes Magazine, is set to revamp Algodon Wine Estates’ marketing and global sales initiatives by utilizing its network of 7,000 agents and over 1,000 employees. Compass’ business model has attracted investment capital from Fidelity, Softbank, Goldman Sachs, and several other corporations and individuals. GGH is developing lots for sale to third party builders and is not engaged in any construction activity. There are approximately 300 lots that remain unsold as of March 31, 2024.

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

In November 2020, we began the process of drilling two water wells at Algodon Wine Estates, which we believe can significantly increase the value of the land. This initiative can allow us direct access to natural aquifers that can be utilized for a variety of infrastructural and landscape initiatives including crop production capabilities, residential and commercial development potential, or property resale. We received approval for, and have completed drilling, three wells, and are currently awaiting approval for a fourth well. In the future, we intend to apply for permits to add three additional water wells throughout the 4,138-acre property.

Owning real estate in Argentina is subject to risk. For more information see “Risk Factors.”

Argentina Land Purchase

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

With respect to the Company’s wine production, please see Item 1A - “Risk Factors”. Additional information may be found here Additional information may be found here: https://www.ttb.gov/itd/international-imports-exports-requirements.

Human Capital Resources

Our experienced employees and management team are some of our most valuable resources, and we are committed to attracting, motivating, and retaining top professionals. Including the operating subsidiaries in Argentina, as of the date of this annual report, the Company has approximately 75 full-time employees. In Argentina, GGH also employs temporary, seasonal employees during the busy harvest season. In the United States, GGH employs approximately 5 full-time employees as of the date of this annual report. None of the employees in the United States are covered by a collective bargaining agreement and management believes it has good relations with its employees.

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

Due to the COVID pandemic, on May 31, 2020 Gaucho Group Holdings, Inc. terminated its office lease at 135 Fifth Avenue in New York City. All senior management of Gaucho Group Holdings, Inc. have been working remotely since then. The Company’s principal office is currently located at 112 NE 41st Street, Suite 106, Miami, Florida 33137. The telephone number remains the same at +1-212-739-7700. The Company is licensed to do business in New York and Florida.

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

On November 28, 2023, the Company provided the Staff with notice that it intends to effect a reverse stock split, if necessary to regain compliance with the Bid Price Requirement, pending stockholder approval on December 28, 2023 at the Company’s Special Stockholder Meeting.

On November 29, 2023, the Company received a letter from the Staff notifying the Company that it is eligible for an additional 180 calendar day period, or until May 28, 2024 to regain compliance (the “2024 Compliance Date”). Provided that the Company meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the Bid Price Requirement, and the Company provides written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary, then if at any time before the 2024 Compliance Date the closing bid price for the Company’s Common Stock is at least $1.00 for a minimum of 10 consecutive business days, the Staff will provide the Company written confirmation of compliance with the Bid Price Requirement.

The notification has no immediate effect on the Company’s Nasdaq listing and the Company’s Common Stock will continue to trade on Nasdaq under the ticker symbol “VINO.”

The Company held a Special Stockholders’ Meeting on February 29, 2024, at which, among other things, the stockholders granted the Board of Directors discretion (if necessary to prevent the delisting of the Company’s common stock on Nasdaq) on or before June 30, 2024, to implement a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-ten (1:10), or anywhere between, while maintaining the number of authorized shares of common stock at 150,000,000 shares, as required for Nasdaq listing.

If the Company does not regain compliance with the Bid Price Requirement by the Compliance Date, the Staff will provide written notification to the Company that its Common Stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Hearings Panel.

There can be no assurance that the Company will regain compliance or otherwise maintain compliance with any of the other listing requirements. Nonetheless, it is the Company’s intention to regain compliance with the Bid Price Requirement through effecting a reverse stock split if necessary.

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

The Company is currently in default under its convertible promissory note with 3i, which allows the holder to redeem all or a portion of the Note and has received demand for payment.

Pursuant to the 2023 Purchase Agreement and Note, as of May 21, 2023, the Company failed to prepay, redeem or convert one quarter of the initial principal and interest on the Note. On August 11, 2023, the Company and 3i entered into an agreement (the “Letter Agreement”) pursuant to which, among other things: 3i agreed to forbear from issuing an event of default notice and event of default redemption notice through December 31, 2023. The maturity date of the Note was February 21, 2024. 3i has issued three separate written notices requiring the Company to redeem all or a portion of the 2023 Note, which if enforced, would have a material adverse effect on the Company. The notices of default and demand for payment were issued by 3i on February 21, 2024, February 28, 2024, and March 6, 2024. The most recent notice demanded immediate payment of a minimum of $3,460,510 and cited failure of the Company to convert a portion of the 2023 Note into common stock of the Company.

See Item 5 for additional information.

Tumim has terminated the ELOC and a source of funding for the Company.

On February 22, 2024, the Company received notice from Tumim Stone Capital LLC of its election to terminate the 2022 ELOC. Pursuant to Section 8.2 of the Purchase Agreement, the Company has treated the ELOC as being terminated by Tumim effective March 7, 2024. Although no early termination penalties are incurred by either party under the ELOC, the Company has lost access to a line of credit of up to approximately $43,370,000. As a result, the Company must seek other sources of readily available funding, which could affect the Company’s ability to operate.

Due to the pause of activity with LVH, we may not receive a complete return of our investment.

The Company, through its wholly-owned subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”), contributed total capital of $7.0 million to LVH Holdings LLC (“LVH”) to develop a project in Las Vegas, Nevada and received 396 limited liability company interests, representing an 11.9% equity interest in LVH. As of September 30, 2023, LVH has used the Company’s cash contribution to LVH for land improvement expenses, such as architectural, legal, engineering, and accounting fees. Should LVH be liquidated and dissolved in the near future, it is most likely that the Company will not receive its entire contribution back from LVH and may lose its entire investment.

Revenues are currently insufficient to pay operating expenses and costs, which may result in the inability to execute the Company’s business concept.

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

We have faced, and may continue to face, significant cost inflation, specifically in raw materials and other supply chain costs due to increased demand for raw materials and the broad disruption of the global supply chain associated with the impact of COVID-19. International conflicts or other geopolitical events may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, and heightened inflation. Further escalation of geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operation.

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

The Company is subject to the Inflation Reduction Act of 2022.

The Inflation Reduction Act of 2022 (the “IRA”) was enacted on August 16, 2022. This bill contains a number of tax-related provisions that are effective after December 31, 2023, including (1) the imposition of a 15% minimum tax on book income for corporations with a 3-year average adjusted book income over $1 billion, and (2) the creation of a 1% excise tax on the value of stock repurchases (net of the value of stock issuances) during the taxable year. Upon initial evaluation, the Company does not expect the IRA to have a material impact on the Company’s financial statements.

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

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

In the ordinary course of our business, we collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary or confidential business information (such as research data and personal information) and confidential information with respect to our customers, and our investors. We have also outsourced significant elements of our information technology infrastructure and, as a result, third parties may or could have access to our confidential information. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motive (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks continue to become more prevalent and much harder to detect and defend against. Our network and storage applications and those of our vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our clinical trial patients, customers and others. Cyber-attacks could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our vendors may not be adequate to protect against such security breaches and disruptions. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

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

The Argentine economy has experienced significant volatility in recent decades, characterized by periods of low or negative GDP growth, high and variable levels of inflation and currency depreciation and devaluation. The economy has experienced high inflation and GDP growth has been sluggish in the last few years. According to the International Monetary Fund’s (IMF) “World Economic Outlook” report dated October 2023, the Argentine Real GDP decreased by 2.5% in 2023. In January 2024, the IMF cut its 2024 GDP growth forecast for Argentina, to a 2.8% contraction.

In its January 2023 update to the “World Economic Outlook”, the IMF noted that the slowdown in the global economy will affect Argentina as well, based on the tightening policies that are put in place in the country, both tightening monetary policy and the effort to keep down the elevated inflation rate.

In addition, according to the “World Economic Outlook” by the IMF in October 2023, it estimated that the inflation was approximately 135.7% for 2023 and it further forecasted the inflation rate to increase approximately 69.5% in 2024.

In its January 2024 report, the IMF noted that Argentina’s inconsistent economic policies have led to a higher federal deficit, triple digit inflation and a depletion of international reserves. Monthly inflation increased to 12.8% in November 2023, with over 320% annualized.

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

Economic and Political Risks Specific to Argentina

The Argentinian economy has been characterized by frequent and occasionally extensive intervention by the Argentinian government and by unstable economic cycles. The Argentinian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of Argentina’s economy, and taken other actions which do, or are perceived to weaken the nation’s economy especially as it relates to foreign investors and other overall investment climate. The Argentine peso has devalued significantly against the U.S. dollar, from about 6.1 Argentine pesos per dollar in December 2013 to approximately 276.2 pesos per dollar in February 2024.

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

Past efforts by Argentina to nationalize businesses and future efforts to de-nationalize businesses contributes to an already unstable economy.

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

On October 27, 2019, Alberto Fernández won as President of Argentina with Ms.de Kirchner becoming Vice President. In June of 2020, President Fernández announced his plan to nationalize Vicentin SAIC, a major Argentine soybean processor. In October 2023, Javier Milei won as President of Argentina and has made liberalization and deregulation of the economy a large part of his agenda. After being sworn into office, Mr. Milei signed a decree to stabilize Argentina’s economy through spending cuts, devaluing the peso and temporarily hiking import taxes and export taxes. In December 2023, he tabled a bill to the National Congress that focused on mass privatization, deregulating a number of sectors, and easing labor market rules.

While in the long run efforts to de-nationalize and de-regulate businesses may be beneficial to the Company, there is no assurance that any investment in GGH will be safe from fluctuations in the market and government control or nationalization.

Due to the Company’s operations in Argentina, the Company is exposed to the risk of changes in foreign exchange rates.

Due to the international nature of Gaucho Group Holdings’ business, movements in foreign exchange rates may impact the consolidated statements of operations, consolidated balance sheets and cash flows of the Company. Since almost all of the Company’s sales are located in Argentina, the Company’s consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar as compared to Argentina’s currencies. Additionally, movements in the foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity. In October 2020, Argentina’s central bank introduced measures to tighten controls on the movement of foreign currency, which resulted in a decline of the Argentine peso. The Argentine peso is stated at approximately 276.2 Argentine pesos per US dollar as of February 2024.

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

In March 2022, the IMF approved a new $44 billion 30-month arrangement that, according to the IMF, sets pragmatic objectives to improve public finances and reduce inflation. In January 2024, the IMF finished a seventh review of the arrangement with Argentina and authorized an immediate disbursement of US $4.7 billion, which brings the total of disbursements under the arrangements to approximately US $40.6 billion.

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

Gaucho Group, Inc.

(e-commerce, fashion & leather accessories brand)

Gaucho Group, Inc. (“GGI”) has a limited operating history and we may not recognize any significant revenue from the Gaucho – Buenos Aires™ line of business in the future.

GGI operates as a business segment subject to all the risks inherent in a newly established business venture. GGI began operations as an online retail store in 2019 with few assets and a limited operating history. The flagship store opened in Miami in June 2022 and even though sales have increased consistently, the store is still operating with losses from inception through December 31, 2023. Our projections for its growth have been developed internally and may not prove to be accurate. As such, there is a substantial risk regarding GGI’s ability to succeed and the risk that neither we nor GGI will recognize revenue in the future from the Gaucho – Buenos Aires™ line of business.

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

As of April 26, 2024, the Company’s directors, executive officers, and 10%+ holders have the current right to vote approximately 45.1% of the Company’s outstanding common stock. Of this total, 43.7% is owned or controlled, directly or indirectly by three individuals. As a result, these individuals acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm a future market price of the shares by:

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

Management has concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to ineffective controls over information technology, the lack of segregation of duties resulting from our small size, and lack of testing of the operating effectiveness of the controls. If we are unable to comply with the requirements of Section 404 in a timely manner, and if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Compliance with public reporting requirements affects the Company’s financial resources.

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

Stockholders may experience future dilution as a result of future debt or equity offerings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company’s information security program consists of various processes designed to ensure that the Company and its electronic assets are shielded from cyber events that may compromise the Company’s ability to successfully execute its business on a day-to-day basis. These processes cover areas such as, but not limited to, risk management, access control, anti-virus management, sensitive data management, electronic communication, risk/security reporting, incident response planning and business continuation planning. Our Information Security Team is comprised of our Chief Financial Officer, Ambassador—Director of Marketing, Accounting Manager, and Accounting Support. It is responsible for (i) administering the Company’s policies and procedures in conjunction with our third-party information technology provider, Fairdinkum (“IT Provider”); (ii) distributing our policies to employees and consultants and providing training; (iii) responding to employee or consultant inquiries regarding our policies; (iv) overseeing our cybersecurity program and leading incident response efforts; (v) monitoring for cybersecurity-related legal or regulatory developments; coordinating with management, our IT Provider and /or legal counsel to discuss cybersecurity-related issues or topics; and (vi) reviewing and updating our policies as necessary and on an annual basis.

The Information Security Team carries out risk management primarily by outsourcing risks to those companies and agencies that specialize in handling such risks and that have the appropriate resources to do so. Our IT Provider has more than 20 years of experience in the latest technologies, experiences in a variety of network configurations.  The IT Provider also has the ability to analyze cybersecurity presence and technology processes to provide reports as needed.  The IT Provider currently manages and monitors our network, configures systems and controls, provides assistance and support during an incident and detects threats through antivirus scans, firewalls and base level spam filters. The Information Security Team meets quarterly with our IT Provider and notifies our IT Provider in real time of any major issues. The Information Security Team has engaged Drawbridge in the past for annual testing.

Governance

Management is ultimately responsible for assessing and managing the Company’s cybersecurity risk. The information security program is overseen by the Chief Financial Officer. The Audit Committee of the Board is then briefed each quarter on the occurrence of any cybersecurity incidents. The Board will also be provided an overview of the information security program on an annual basis, including updates on the IT team, IT training, implementation of IT controls, cybersecurity testing, the incident response process and the cybersecurity assets of the Company.

In the last fiscal year, we have not identified any risks from known cybersecurity threats that have materially affected the Company or our financial position, results of operations and/or cash flows. We continue to invest in cybersecurity and the resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see “Risk Factors.”

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

On February 3, 2022, the Company, through IPG and AWE, acquired 100% of Gaucho Development S.R.L. (“GD”), f/k/a Hollywood Burger Argentina, S.R.L., via a stock purchase agreement dated February 3, 2022 in exchange for 106,952 shares of common stock (approximately $2.4 million) issued to Hollywood Burger Holdings, Inc. GD holds the following properties:

●	Property on Avenida Hipólito Yrigoyen, the main thoroughfare in downtown San Rafael, Mendoza, with a lot size of approximately 48,050 square feet (approximately 1.1 acres), and the traffic it receives during the lunch hour during the week and on weekend nights. A significant area of the property also serves as a parking lot. For many businesses in Argentine cities, parking is a rare commodity, both culturally and economically. This location had approximately 80 parking spaces at last count. The Company leases this property through a leasing agreement with Mostaza Group (https://www.mostazaweb.com.ar/) which expires in September 2031. The agreed monthly rent amount will be ARS 405,000 (VAT included). The rent amount is to be adjusted by inflation every 6 months, taking in consideration the inflation rates calculated by two private consulting firms.
●	Property located in Córdoba, Argentina on Recta Martinolli Avenue, a central avenue in a densely populated upscale neighborhood of the west side of the city. The avenue sees a high concentration of traffic both day and night and is the main thoroughfare enroute to a number of cultural destinations such as public schools, rugby and soccer athletic clubs, tennis and golf clubs, supermarkets, bars and nightlife, country clubs, and offices. The lot is located in a prime area for development (such as retail, café and medical center). This unique piece of real estate, which takes up and entire city block, is accessible from the four streets surrounding the block.

ITEM 3. LEGAL PROCEEDINGS

On February 16, 2024, the Company filed a complaint in the United States District Court for the District of Delaware alleging 3i, LP, 3i Management LLC, and Maier Joshua Tarlow engaged in an unlawful securities transaction with the Company as an unregistered dealer under U.S. securities laws.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is presently quoted on Nasdaq effective as of February 16, 2021, and the common stock commenced trading on Nasdaq effective as of February 17, 2021 under the symbol “VINO”. On April 26, 2024, the closing bid price of our common stock on the Nasdaq was $0.586 per share.

The Company effected the following reverse stock splits: (i) on February 16, 2021, the Company effected a 1-for-15 reverse stock split of the Company’s common stock; (ii) on November 4, 2022, the Company effected a further 1-for-12 reverse stock split of the common stock; and (iii) on September 25, 2023, the Company effected a further 1-for-10 reverse stock split of the common stock (the “Reverse Stock Splits”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Splits for all periods presented prior to February 16, 2021, November 4, 2022, and September 25, 2023, unless otherwise indicated. The following table sets forth the range of high and low bids on a post-split basis as reported on the Nasdaq Capital Market from February 17, 2021 through December 31, 2023. The prices reflect inter-dealer prices, do not include retail mark-ups, markdowns or commissions, and may not necessarily reflect actual transactions.

Fiscal Year 2023	High	Low
First Quarter	$54.00	$9.30
Second Quarter	$11.50	$5.50
Third Quarter	$6.60	$1.85
Fourth Quarter	$2.21	$0.47

Fiscal Year 2022	High	Low
First Quarter	$309.60	$158.40
Second Quarter	$333.60	$72.00
Third Quarter	$76.00	$24.00
Fourth Quarter	$36.10	$10.20

The Company has not declared any dividends with respect to its common stock.

There were approximately 738 holders of record of the Company’s common stock as of April 19, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2016 Plan	-	-	-
2018 Plan	2,804	741.67	16,453
Equity compensation plans not approved by security holders	-	-	-
Total	2,804	741.67	16,453

Recent Sales of Unregistered Securities.

The following is a summary of all securities that we have sold in the last year, since January 1, 2023 without registration under the Securities Act of 1933, as amended (the “Securities Act”).

Convertible Promissory Note

As previously reported on our Annual Report on Form 10-K filed on April 17, 2023, the Company and certain investors (the “Holders”) entered into that certain Securities Purchase Agreement, dated as of November 3, 2021 (the “2021 SPA”) and the Company issued to the Holders certain senior secured convertible notes in the aggregate original principal amount of $6,480,000 (each, a “2021 Note” and together with the 2021 SPA, the “2021 Note Documents”).

On February 2, 2023, the Company and the Holders entered into a fourth letter agreement (the “Letter Agreement #4”) pursuant to which the parties agreed to reduce the Conversion Price of the 2021 Notes to the lower of: (i) the Closing Sale Price on the Trading Day immediately preceding the Conversion Date; and (ii) the average Closing Sale Price of the common stock for the five Trading Days immediately preceding the Conversion Date, beginning on the Trading Day of February 3, 2023. Any conversion which occurs shall be voluntary at the election of the Holder. All terms not defined herein refer to the defined terms in the 2021 Note Documents, as amended.

On February 8, 2023, the Company and the Holders entered into a fifth letter agreement (the “Letter Agreement #5”) pursuant to which the parties agreed to extend the Maturity Date of the 2021 Notes from February 9, 2023 to February 28, 2023. The Conversion Amount and all outstanding Amortization Amounts and Amortization Redemption Amounts (as defined in the Notes) shall be due and payable in full on the Maturity Date or such earlier date as any such amount shall become due and payable pursuant to the other terms of the 2021 Note and/or the Letter Agreement #5. All terms not defined herein refer to the defined terms in the 2021 Note Documents, as amended.

On February 20, 2023, the Company entered into an exchange agreement (the “Exchange Agreement #4”) with the Holders in order to amend certain provisions of the 2021 Note Documents, as amended and exchange (the “Exchange” or the “Transaction”) $100 in aggregate principal amount of each of the Notes, on the basis and subject to the terms and conditions set forth in the Exchange Agreement, for warrants to purchase up to an aggregate of 15,000 shares of the Company’s common stock at an exercise price of $10.00 (the “Warrants” and with respect to the common stock issuable, the “Warrant Shares”) (subject to customary adjustment upon subdivision or combination of the common stock).

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

For the full description of the 2021 Note Documents, please refer to our Current Reports on Forms 8-K and the exhibits attached thereto as filed with the SEC on November 8, 2021, March 1, 2022, May 2, 2022, May 13, 2022, July 5, 2022, September 23, 2022, December 1, 2022, February 3, 2023, February 8, 2023, and February 21, 2023 and our Annual Report on Form 10-K as filed with the SEC on April 17, 2023.

During 2023 and pursuant to the 2021 Note Documents, investors converted the following amounts of principal of the 2021 Notes: (i) on February 3, 2023, one investor converted a total of $859,167 of principal, interest and premium owed on the 2021 Notes and the Company issued 41,667 shares of common stock upon conversion; (ii) on February 6, 2023, certain investors converted a total of $206,843 of principal and interest owed on the 2021 Notes and the Company issued 8,625 shares of common stock upon conversion; (iii) on February 13, 2022, certain investors converted a total of $359,950 of principal and interest of the 2021 Notes and the Company issued 23,000 shares of common stock upon conversion; and on (iv) on February 15, 2023, certain investors converted a total of $145,593 of principal and interest of the 2021 Notes and the Company issued 10,042 shares of common stock upon conversion.

The shares of common stock that have been and may be issued under the 2021 Note Documents, as amended, are being offered and sold in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof and/or Rule 506(b) of Regulation D thereunder. The Company filed a Form D with the SEC on or about November 9, 2021.

On February 21, 2023, the Company used the proceeds from the 2023 Purchase Agreement (as defined below) to repay all principal, interest, and fees of $905,428 owing under the 2021 Notes. Upon repayment in full, the 2021 Note Documents were terminated on February 21, 2023.

2023 Convertible Note

On February 21, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Purchase Agreement”) with an institutional investor (the “Initial Closing”), pursuant to which the Company will sell to the investor a series of senior secured convertible notes of the Company in the aggregate original principal amount of $5,617,978 with an original issue discount of 11% (the “2023 Note”), and a series of common stock purchase warrants of the Company, which warrants shall be exercisable into an aggregate of 337,710 shares of common stock of the Company for a term of three years (the “2023 Warrants”). The Company received $5,000,000 in proceeds after the original issue discount of 11% on the principal. The 2023 Purchase Agreement, ancillary agreements, 2023 Note and 2023 Warrants are referred to herein as the “2023 Note Documents”.

The 2023 Note is convertible into shares of common stock of the Company at a conversion price of $13.40 (subject to adjustment and a floor price of $2.70). The 2023 Note is due and payable on the first anniversary of the Issuance Date and bear interest at a rate of 7% per annum (increasing to 18% upon and event of default), which shall be payable either in cash monthly or by way of inclusion of the interest in the Conversion Amount on each Conversion Date (as defined in the 2023 Note). The investor is entitled to convert any portion of the outstanding and unpaid Conversion Amount (as defined in the 2023 Note) at any time or times after the Issuance Date, but we may not effect the conversion of any portion of the 2023 Note if it would result in any of the investor beneficially owning more than 4.99% of the common stock.

The investor also has an option to enter into an additional promissory note for $5,617,978 and warrants to purchase 337,710 shares of common stock, or if certain equity condition are met, the Company may exercise that option (the “Second Closing”) on the same terms as the Initial Closing. The maximum amount of the 2023 Note therefore, would be $11,235,956 with total 2023 Warrants to purchase 675,420 shares of common stock.

Under the applicable rules of The Nasdaq Stock Market LLC (“Nasdaq”), in no event may we issue any shares of common stock upon conversion of the 2023 Note or otherwise pursuant to the terms of the 2023 Note if the issuance of such shares of common stock would exceed 19.99% of the shares of the common stock outstanding immediately prior to the execution of the 2023 Purchase Agreement and the 2023 Note and 2023 Warrants (the “Exchange Cap”), unless we (i) obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) obtain a written opinion from our counsel that such approval is not required. In any event, we may not issue any shares of our common under the 2023 Purchase Agreement or 2023 Note if such issuance or sale would breach any applicable rules or regulations of the Nasdaq.

The 2023 Note will rank senior to all outstanding and future indebtedness of the Company and its subsidiaries, and will be secured by (i) a security interest in all of the existing and future assets of the Company, as evidenced by the Security and Pledge Agreement entered into between the Company and the investor (the “2023 Security Agreement”; and (ii) a pledge of shares of common stock of the Company held by Scott L. Mathis, President and CEO of the Company, and other entities managed by him, as evidenced by the stockholder pledge agreements entered into between the Company, Mr. Mathis and his entities, and the investor.

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

EF Hutton, division of Benchmark Investments, Inc. (“EF Hutton”) acted as the exclusive placement agent in connection with the transactions contemplated by the Purchase Agreement, for which the Company will pay to EF Hutton a cash placement fee equal to 6.0% of the amount of capital raised, invested or committed under the 2023 Purchase Agreement and 2023 Note.

The shares of common stock that have been and may be issued under the 2023 Note Documents are being offered and sold in a transaction exempt from registration under the 1933 Act, in reliance on Section 4(a)(2) thereof and/or Rule 506(b) of Regulation D thereunder. The investor represented that it is an “accredited investor,” as defined in Regulation D, and are acquiring such shares under the 2023 Purchase Agreement for investment purposes only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Accordingly, the shares of common stock that have been and may be issued to the investor under the 2023 Purchase Agreement have not been registered under the 1933 Act or any applicable state securities laws and may not be offered or sold in the United States absent registration or an exemption from registration under the 1933 Act and any applicable state securities laws. The Company filed a Form D with the SEC on March 3, 2023.

On February 21, 2023, the Company used the proceeds from the 2023 Purchase Agreement to repay all principal, interest, and fees of $905,428 owing under the 2021 Notes. Upon repayment in full, the 2021 Note Documents were terminated on February 21, 2023.

On May 1, 2023, at the election of 3i, $177,570 of principal and $12,430 of interest owed on the 2023 Note was converted into 24,676 shares of common stock at a conversion price of $7.70 per share.

On May 4, 2023, at the election of 3i , $177,570 of principal and $12,430 of interest owed on the 2023 Note was converted into 24,392 shares of common stock at a conversion price of $7.79 per share.

On May 5, 2023, at the election of 3i, $88,785 of principal and $6,215 of interest owed on the 2023 Note was converted into 12,196 shares of common stock at a conversion price of $7.79 per share.

On May 21, 2023, an Event of Default occurred with respect to the 2023 Note. As a result, on August 11, 2023, the Company and 3i entered into an agreement (the “Letter Agreement”) pursuant to which, among other things: (i) 3i agreed to forbear from issuing an Event of Default Notice and Event of Default Redemption Notice; (ii) 3i waived the requirement in the Note to pay Interest on the 2023 Note monthly in cash for a certain period of time; (iii) 3i agreed to waive application of the Default Rate in the 2023 Note for a certain period of time; (iv) 3i agreed to waive the requirement in the 2023 Note for the Company to prepay, redeem, or convert one quarter of the initial Principal and Interest on the 2023 Note by each three (3) month anniversary of the Issuance Date for a certain period of time; (v) the Company adjusted the exercise price of the Warrant from $13.40 to $4.50; (vi) 3i may continue to convert the 2023 Note at the Alternate Conversion Price or at $4.50; (vii) 3i agreed to waive certain requirements under the 2023 Note Documents with respect to the private placement of units on September 15, 2023.

On June 27, 2023, at the election of 3i, a total of $80,000 of principal, $7,179 of interest and $13,077 of premium owed on the 2023 Note was converted into 21,614 shares of common stock at a conversion price of $4.64 per share.

On July 3, 2023, at the election of the Holder, a total of $120,000 of principal, $9,980 of interest, and $19,497 of premium owed on the 2023 Note was converted into 32,943 shares of common stock of the Company at a conversion price of $4.54 per share.

On August 30, 2023, at the election of the Holder, a total of $73,141 of principal, $5,120 of interest and $11,739 of premium owed on the 2023 Note was converted into 32,300 shares of common stock of the Company at a conversion price of $2.79 per share.

On September 26, 2023, at the election of the Holder, a total of $73,141 of principal, $5,120 of interest and $11,739 of premium owed on the 2023 Note was converted into 33,335 shares of common stock of the Company at a conversion price of $2.70 per share and the Company recorded a cash true up liability in the amount of $20,900.

On September 27, 2023, at the election of the Holder, a total of $292,564 of principal, $20,479 of interest and $46,957 of premium owed on the 2023 Note was converted into 133,334 shares of common stock of the Company at a conversion price of $2.70 per share, and the Company recorded a cash true up liability in the amount of $165,933.

On October 3, 2023, at the election of the Holder, a total of $81,530 of principal, $5,707 of interest and $13,086 of premium owed on the 2023 Note was converted into 37,157 shares of common stock of the Company at a conversion price of $2.70 per share and the Company recorded a cash true up liability in the amount of $51,457.

On October 4, 2023, 3i at the election of the Holder, a total of $1,982,286 of principal, $130,737 of interest and $316,953 of premium owed on the 2023 Note was converted into and 900,000 shares of common stock of the Company at a conversion price of $2.70 per share and the Company recorded a cash true up liability in the amount of $1,246,388.

On October 5, 2023, at the election of the Holder, a total of $210,732 of principal and $31,610 of premium owed on the 2023 Note was converted into 150,000 shares of common stock of the Company at a conversion price of $1.62 per share.

On October 5, 2023, the Company and 3i entered into the First Amendment to the 2023 Note which amends the 2023 Note and lowers the Floor Price from $2.70 to $0.40.

On October 9, 2023, the Company and 3i entered into the Second Amendment to the 2023 Note (the “Second Amendment”) which amends the 2023 Note and reiterates that the issuance of shares pursuant to the 2023 Note, 2023 Note Documents, First Amendment and Second Amendment are subject to compliance with Nasdaq Rule 5635.

On October 9, 2023, at the election of the Holder, a total of $73,046 of principal and $10,957 of premium owed on the 2023 Note was converted into 95,000 shares of common stock of the Company at a conversion price of $0.88 per share.

On October 16, 2023, at the election of the Holder, a total of $63,228 of principal and $9,484 of premium owed on the 2023 Note was converted into 100,000 shares of common stock of the Company at a conversion price of $0.73 per share.

On October 19, 2023, at the election of the Holder, a total of $31,296 of principal and $4,694 of premium owed on the 2023 Note was converted into 48,477 shares of common stock of the Company at a conversion price of $0.74 per share.

On November 20, 2023, at the election of the Holder, a total of $181,707 of principal and $27,256 of premium owed on the 2023 Note was converted into 371,081 shares of common stock of the Company at a conversion price of $0.56 per share.

On November 27, 2023, at the election of the Holder, a total of $57,659 of principal, $2,743 of interest, and $9,060 of premium owed on the 2023 Note was converted into 135,500 shares of common stock of the Company at a conversion price of $0.51 per share.

On December 1, 2023, at the election of the Holder, a total of $57,957 of principal, $2,857 of interest, and $9,122 of premium owed on the 2023 Note was converted into 145,000 shares of common stock of the Company at a conversion price of $0.48 per share.

2022 Equity Line of Credit

As reported on our Current Report on Form 8-K as filed with the SEC on November 9, 2022, on November 8, 2022, the parties terminated the Common Stock Purchase Agreement and Registration Rights Agreement by and between the Company and Tumim Stone Capital LLC (“Tumim”), dated May 6, 2021. On the same date, the parties entered into a new Common Stock Purchase Agreement (the “Purchase Agreement”) and Registration Rights Agreement, pursuant to which the Company has the right to sell to Tumim up to the lesser of (i) $4,430,897 of newly issued shares of the Company’s common stock, par value $0.01 per share, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time (the “2022 ELOC”). Sales of common stock pursuant to the 2022 ELOC, and the timing of any sales, are solely at the option of the Company and the Company is under no obligation to sell securities pursuant to this arrangement. Shares of common stock may be sold by the Company pursuant to this arrangement over a period of up to 36 months after Commencement (as defined below).

Upon the satisfaction of the conditions in the 2022 ELOC, including that a registration statement that we agreed to file with the SEC pursuant to the Registration Rights Agreement is declared effective by the SEC and a final prospectus in connection therewith is filed with the SEC (such event, the “Commencement”), we will have the right, but not the obligation, from time to time at our sole discretion over the 36-month period from and after the Commencement, to direct Tumim to purchase amounts of our common stock as VWAP purchases as set forth in the 2022 ELOC (each, a “VWAP Purchase”) on any trading day, so long as, (i) at least three trading days have elapsed since the trading day on which the most recent prior notice to purchase common stock under the Purchase Agreement was delivered by the Company to Tumim, and (iii) all shares subject to all prior purchases by Tumim under the ELOC have theretofore been received by Tumim electronically as set forth in the ELOC.

From and after Commencement, the Company will control the timing and amount of any sales of common stock to Tumim. Actual sales of shares to Tumim under the 2022 ELOC will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

The Company agreed to reimburse Tumim for the reasonable out-of-pocket expenses (including legal fees and expenses), up to a maximum of $35,000.

Under the applicable rules of The Nasdaq Stock Market LLC (“Nasdaq”), in no event may we issue to Tumim under the 2022 ELOC more than 54,965 shares of our common stock, which represents 19.99% of the shares of the common stock outstanding immediately prior to the execution of the 2022 ELOC (the “Exchange Cap”), unless (i) we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of common stock to Tumim under the 2022 ELOC equals or exceeds the lower of (i) the Nasdaq official closing price immediately preceding the execution of the 2022 ELOC or (ii) the arithmetic average of the five Nasdaq official closing prices for the common stock immediately preceding the execution of the 2022 ELOC, such that the transactions contemplated by the 2022 ELOC are exempt from the Exchange Cap limitation under applicable Nasdaq rules. In any event, the 2022 ELOC specifically provides that we may not issue or sell any shares of our common stock under the 2022 ELOC if such issuance or sale would breach any applicable rules or regulations of Nasdaq.

In all instances, we may not sell shares of our common stock to Tumim under the 2022 ELOC if it would result in Tumim beneficially owning more than 4.99% of the common stock.

The net proceeds from sales, if any, under the 2022 ELOC, will depend on the frequency and prices at which the Company sells shares of common stock to Tumim. To the extent the Company sells shares under the 2022 ELOC, the Company currently plans to use any proceeds therefrom for inventory production and marketing for Gaucho Group, Inc., costs of this transaction, operating expenses and for working capital and other general corporate purposes.

In addition, 50% of the proceeds from sales, if any, under the 2022 ELOC will be used to pay down the balance of the 2023 Notes at such time.

EF Hutton, a division of Benchmark Investments, Inc. acted as the exclusive placement agent in connection with the transactions contemplated by the 2022 ELOC, for which the Company will pay to EF Hutton a cash placement fee equal to 8.0% of the amount of the Total Commitment actually paid by Tumim to the Company pursuant to the 2022 ELOC, but not including any amounts of the Total Commitment that are used to pay down the balance of the 2023 Notes.

There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the 2022 ELOC other than a prohibition on entering (with certain limited exceptions) into a “Variable Rate Transaction,” as defined in the 2022 ELOC. Tumim has agreed not to cause, or engage in any manner whatsoever, any direct or indirect short selling or hedging of the common stock during certain periods.

Pursuant to the terms of the 2022 ELOC, we have agreed to file with the SEC one or more registration statements on Form S-1 to register for resale under the Securities Act the shares of our common stock that may be issued to Tumim under the 2022 ELOC. The 2022 ELOC contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

The 2022 ELOC will automatically terminate on the earliest to occur of (i) the first day of the month next following the 36-month anniversary after Commencement (which term may not be extended by the parties), (ii) the date on which Tumim shall have purchased the Total Commitment worth of shares of common stock, (iii) the date on which the common stock shall have failed to be listed or quoted on The Nasdaq Capital Market or any other “Eligible Market” (as defined in the Purchase Agreement), and (iv) the date on which the Company commences a voluntary bankruptcy proceeding or any Person commences a proceeding against the Company, a Custodian is appointed for the Company or for all or substantially all of its property, or the Company makes a general assignment for the benefit of its creditors. The Company has the right to terminate the 2022 ELOC at any time after Commencement, at no cost or penalty, upon 10 trading days’ prior written notice to Tumim. Neither the Company nor Tumim may assign or transfer its rights and obligations under the 2022 ELOC, and no provision of the 2022 ELOC may be modified or waived by the parties.

A Form D was filed by the Company on November 21, 2022. The Company also filed a resale registration statement on Form S-1 (File No. 333-268829) registering the resale of up to 166,667 shares upon draw downs on the equity line of credit on December 16, 2022, which was declared effective on December 23, 2022 (the “ELOC Registration Statement”).

Between December 28, 2022, and October 5, 2023, the Company requested draw-downs and received gross proceeds of $937,157 pursuant to the 2022 ELOC and issued 151,684 shares of common stock to Tumim.

Pursuant to the 2022 ELOC, the Company requested draw-downs and issued shares of common stock and received gross proceeds of the following in 2023: (i) January 4, 2023, the Company issued 750 shares of common stock to Tumim for gross proceeds of $8,734; (ii) on January 9, 2023, the Company issued 730 shares of common stock to Tumim for gross proceeds of $8,329; (iii) on January 23, the Company issued 670 shares of common stock to Tumim for gross proceeds of $7,949; (iv) on January 30, 2023, the Company issued 685 shares of common stock to Tumim for gross proceeds of $7,952; (v) on February 3, 2023, the Company issued 5,936 shares of common stock to Tumim for gross proceeds of $131,437; (vi) on February 8, 2023, the Company issued 6,300 shares of common stock to Tumim for gross proceeds of $98,034; (vii) on February 22, 2023, the Company issued 6,838 shares of common stock to Tumim for gross proceeds of $71,695; (viii) on March 1, 2023, the Company issued 5,598 shares of common stock to Tumim for gross proceeds of $58,093; (ix) on March 6, 2023, the Company issued 5,797 shares of common stock to Tumim for gross proceeds of $59,701; (x) on March 14, 2023, the Company issued 3,139 shares of common stock to Tumim for gross proceeds of $31,371; (xi) April 19, 2023, the Company issued 19,597 shares of common stock to Tumim for gross proceeds of $144,339; (xii) on May 5, 2023, the Company issued 26,280 shares of common stock to Tumim for gross proceeds of $172,614; (xiii) on September 29, 2023, the Company issued 29,364 shares of common stock to Tumim for gross proceeds of $52,988; and (xiv) on October 5, 2023, the Company issued 39,000 shares of common stock to Tumim for gross proceeds of $76,449.

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

On February 22, 2022, the Company received notice from Tumim of its election to terminate the 2022 ELOC. While the notice to terminate stated that it was effective immediately, Section 8.2 of the Purchase Agreement requires at least 10 Trading Days prior written notice. Therefore, the Company treated the 2022 ELOC as being terminated by Tumim effective March 7, 2024. No early termination penalties are incurred by either party under the 2022 ELOC.

On April 2, 2024, the Company filed a post-effective amendment to ELOC Registration Statement in order to terminate the effectiveness of the ELOC Registration Statement and to deregister, as of the effective date of amendment, all registered securities that remain unsold under the ELOC Registration Statement as of the date thereof. The amendment was declared effective April 2, 2024.

Private Placement of Common Stock

On November 27, 2023, the Company commenced a private placement of shares of common stock for gross proceeds of up to $4,000,000 at a price per share which equals the Nasdaq Rule 5653(d) Minimum Price definition, but in no event at a price per share lower than $0.60) (the “Private Placement”).

On November 30, 2023, pursuant to the Private Placement, the Company issued a total of 346,535 shares of common stock for gross proceeds of $210,000 at $0.606 per share.

On December 1, 2023, pursuant to the Private Placement, the Company issued a total of 100,000 shares of common stock for gross proceeds of $60,000 at $0.60 per share.

On December 4, 2023, pursuant to the Private Placement, the Company issued a total of 711,776 shares of common stock for gross proceeds of $427,066 at $0.60 per share.

On December 7, 2023, pursuant to the Private Placement, the Company issued a total of 163,287 shares of common stock for gross proceeds of $100,000 at $0.6124 per share.

On December 8, 2023, pursuant to the Private Placement, the Company issued a total of 98,425 shares of common stock for gross proceeds of $60,000 at $0.6096 per share.

On December 11, 2023, pursuant to the Private Placement, the Company issued a total of 166,667 shares of common stock for gross proceeds of $100,000 at $0.60 per share.

On December 29, 2023, pursuant to the Private Placement, the Company issued a total of 100,000 shares of common stock for gross proceeds of $60,000 at $0.60 per share.

As announced in our Current Report on Form 8-K filed with the SEC on March 1, 2024, on February 29, 2024, the stockholders of the Company approved, for purposes of Nasdaq Rule 5635(d), the full issuance of shares of our common stock to be issued in a private placement of common stock for gross proceeds of up to $7.2 million pursuant to Rule 506(b) of the Securities Act.

Each investor in the Private Placement has certain anti-dilution protections for a period of 18 months following each closing of the Private Placement. If, during the 18-month period following each closing of the Offering, the Company issues or sells any shares of common stock of the Company (a “Dilutive Issuance”), then each participant in the Private Placement will automatically be issued such number of shares of common stock as is necessary to maintain the percentage ownership that such participant would have had if the Dilutive Issuance had not occurred. With respect to the issuance of any securities to 3i pursuant to the 2023 Note Documents as a result of Dilutive Issuances, the participant shall not be entitled to any additional Dilutive Issuances beyond the initial Dilutive Issuance. Further, at such time that the participant disposes of its shares acquired in the Private Placement, all rights to any Dilutive Issuance shall cease.

The Private Placement is conducted pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated under the Securities Act. The shares are only offered to a small select group of accredited investors, as defined in Rule 501 of Regulation D, all of whom have a substantial pre-existing relationship with the Company and no general advertising or solicitation was used. The Company filed a Form D on December 15, 2023, amended on January 11, 2024, and amended on February 12, 2024.

Other Private Placements of Securities

On February 10, 2023, the Company sold 59,100 shares of common stock for gross proceeds of $591,000 to accredited investors and warrants to purchase 14,775 shares of common stock at an exercise price of $10.00 per share. The warrants are exercisable for two years from the date of issuance. For this sale of shares, warrants, and shares underlying the warrants, there was no general solicitation and no commissions paid, all purchasers were accredited investors with a prior relationship with the Company, and the Company is relying on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed on February 22, 2023.

On September 15, 2023, the Company raised a total of $405,000 through the private placement of units at $4.50 per unit, each unit equal to 1 share of common stock and 1/5 of a warrant, not including warrant exercise. A total of 90,000 shares of common stock and warrants to purchase 18,000 shares of common stock were issued. Each whole warrant is exercisable at $4.50 for two years from the date of issuance. For this sale of securities, no general solicitation was used, no commissions were paid, all persons were accredited investors and have a substantial pre-existing relationship with the Company, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. The Company filed a Form D with the SEC on September 20, 2023.

Please also refer to Item 9B—Other Information, regarding sales of unregistered securities of the Company in 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Other than as set forth herein or in the Company’s current reports on Form 8-K or quarterly reports on Form 10-Q, there have not been any purchases of equity securities by the Company or its affiliated persons for the year ended December 31, 2023.

Use of Proceeds from Registered Offering

Other than as set forth herein or in the Company’s current reports on Form 8-K or quarterly reports on Form 10-Q, there have not been any proceeds from registered offerings by the Company or its affiliated persons for the year ended December 31, 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

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

A 1-for-12 reverse stock split of the of the Company’s common stock was effected on November 4,2022 (the “2022 Reverse Stock Split”). Another 1-for-10 reverse stock split of the of the Company’s common stock was effected on September 25, 2023 (the “2023 Reverse Stock Split”). All share and per share information has been retroactively adjusted as a result of both reverse stock splits for all periods presented, unless otherwise indicated.

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

On April 19, 2024, the Board of Directors of the Company, as authorized by the stockholders of the Company, approved a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock. The Board of Directors of the Company also approved an amended and restated Certificate of Incorporation (the “Certificate”) to effect the Reverse Stock Split. On April 24, 2024, the Company filed the Certificate with the Delaware Secretary of State with an effective date of 12:01 a.m., Eastern Time, on May 1, 2024.

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

Financings

Please also see Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 9B “Other Items” for details on securities issued by the Company in connection with private placements.

Between February 3 and February 15, 2023, the holder of the 2021 Note elected to convert an aggregate of $1,571,553 in principal and interest, of which $1,335,439, $124,049, and $112,065 was principal, interest and premium converted, into 83,333 shares of common stock at prices ranging from $14.50 to $24.00 per share.

Between May 2, 2023 and December 1, 2023, the Company converted a total of $3,822,210 of principal, $220,996 of interest, $13,077 of redemption premium and $1,767,591 of derivative liabilities (including default premium and redemption feature) pursuant to the 2023 Note and the Company issued 2,297,005 shares of common stock upon conversion. The Company recorded cash true up liabilities in the amount of $1,484,677 representing the excess of the conversion amount over the value of shares issued upon conversion.

On November 27, 2023, the Company commenced a private placement of shares of common stock for gross proceeds of up to $4,000,000 at a price per share which equals the Nasdaq Rule 5653(d) Minimum Price definition, but in no event at a price per share lower than $0.60) (the “Private Placement”). Between November 30, 2023 and April 11, 2024, pursuant to the Private Placement, the Company issued a total of 4,741,581 shares of common stock for gross proceeds of $2,850,000.

In connection with the vesting of RSUs on December 31, 2023, the Company’s CEO and CFO received a total of 7,093 shares pursuant to RSUs issued under the 2018 Equity Incentive Plan with a grant date value of $11.60 per share.

During the fourth quarter of 2023, the Company entered into agreements (each, a “Lot Deposit Agreement”) with six investors in the Company (each, a “Purchaser”) , pursuant to which (1) each Purchaser agreed to purchase either two or three real estate lots at a purchase price of $50,000 per lot and pay the full purchase price (the “Purchase Amount”) for the purchased lots, (2) each Purchaser has the right to rescind the Lot Deposit Agreement at any time between twelve months from the date of the Lot Deposit Agreement but prior to the closing of the lot sale. In the event of such rescission, the Company agrees to refund the deposit amount plus interest at a rate of 8.5% compounded quarterly, and agrees to transfer title to one residential lot of the Purchaser’s choosing within 30 calendar days of receiving the Purchaser’s written notice to rescind. The Company sold sixteen real estate lots in connection with the Lot Deposit agreements (of which 5 lots were sold to a holder of more than 5% of the Company’s outstanding common stock) and received Purchase Amounts in the aggregate amount of $775,000.

Initiatives

We have implemented a number of initiatives designed to expand revenues and control costs. Revenue enhancement initiatives include expanding marketing, investment in additional winery capacity and developing new real estate development revenue sources. Our goal for 2024 is to focus on actions that can result in immediate revenues, such as e-commerce sales, continued deeding of lots and real estate sales and greater distribution of our wines by supporting our importer and their network partners. Cost reduction initiatives include investment in equipment that will decrease our reliance on subcontractors, plus outsourcing and restructuring of certain functions. Our goal is to become more self-sufficient and less dependent on outside financing.

We believe upcoming initiatives for our luxury vineyards estate lot sales program can potentially generate USD 5 million or more in sales in 2024 alone, while our continued build out of the project’s infrastructure (a planned 60-room hotel and spa, that is also slated to include 30-50 residences, and for which we seek to co-brand with a luxury hotel brand) could generate an additional $25 million per year of revenue once complete. With our Masterplan’s addition of 200 more lots, ranging in size from 2.47 acres to 6 acres, we anticipate the potential to generate more than $100 million in revenue.

In the hospitality sector, we have a strategy in place to increase the occupancy and ADR for our hotels in Buenos Aires and Mendoza. This includes income from the recent launch of Algodon Wine Estates vineyard home rental program, allowing private homeowners to list the luxury vineyard homes for rent for short or long-term stays.

Our e-commerce wine sales in 2023 saw increased sales volume, returning customer rates and online sessions, as well as increased distribution channels in both Argentina and the U.S. Our plans for 2024 and beyond include further increasing our distribution channels, our e-commerce sales and our international markets, such as Argentina’s neighbor Brazil, which is the world’s 3rd largest market for online wine sales.

GGH continues pivoting operations to focus primarily on e-commerce sales of our Gaucho—Buenos Aires brand. Gaucho – Buenos Aires e-commerce looks forward to continuing to scale our e-commerce revenue growth with an aggressive marketing campaign, as well our recent launch of our Resort Collection, a luggage + travel accessories collection. We anticipate rolling out Gaucho – Buenos Aires next collection in the fall of 2024.

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

In the summer of 2022, our leather goods and accessories brand celebrated the incredible milestone of opening our flagship at one of the world’s most renowned luxury shopping malls, the Miami Design District, among the likes of widely recognized luxury retail brands such as Off White, Bottega Veneta, Gucci, and Chanel, and many others.

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

We expect that our Gaucho – Buenos Aires brand sales will grow to represent a majority of our revenue, with our wine and real estate business making up the remainder. On March 14, 2024, we announced the launch of our vineyard home rental program, allowing AWE’s private homeowners to list the luxury vineyard homes for rent for short or long-term stays.

Consolidated Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following table represents selected items in our consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively:

	For the Years Ended
	December 31,
	2023	2022
Sales	$2,151,014	$1,643,716
Cost of sales	(1,616,063)	(1,475,961)
Gross profit	534,951	167,755
Operating Expenses
Selling and marketing	960,601	738,399
General and administrative	9,999,102	7,961,065
Depreciation and amortization	403,064	251,941
Impairment of investment - related party	-	7,000,000
Total operating expenses	11,362,767	15,951,405
Loss From Operations	(10,827,816)	(15,783,650)

Other Expense (Income)
Change in fair value of derivative liability	2,505,731	-
Loss on extinguishment of debt	416,081	2,105,119
Gains from foreign currency translation	(605,531)	(478,500)
Inducement expense	-	3,163,318
Interest income	(71,978)	(142,746)
Interest expense	3,488,113	1,694,457
Other income, related party	(362,222)	(300,000)
Total other expense	5,370,194	6,041,648
Net Loss	$(16,198,010)	$(21,825,298)

Overview

We reported net losses of approximately $16.2 million and $21.8 million for the years ended December 31, 2023 and 2022, respectively. The decrease in net loss is due to the decreases in impairment of investment, inducement expense, loss on extinguishment of debt, and an increase in revenues, partially offset by an increase in the provision for expected credit losses, as discussed in further detail below.

Revenues

Revenues were approximately $2,151,000 and $1,644,000 during the years ended December 31, 2023 and 2022, respectively, reflecting a net increase of approximately $507,000 or 31%. Increases of approximately $1,972,000 in hotel and restaurant revenues resulted from the hotel and restaurant being fully open during 2023; these were partially closed during much of 2022 while undergoing renovation. The hotel and restaurant also saw increased guest traffic in 2023 and the restaurant benefitted from increased menu prices. Wine sales increased by approximately $338,000 due to new initiatives in domestic markets as well as increased wine prices. These revenue increases, along with an aggregate increase of approximately $624,000 in clothing, agricultural and other revenues were partially offset by a decrease of approximately $2,199,000 resulting from the decline in the value of the Argentine peso vis-à-vis the U.S. dollar. The average exchange rate of the Argentina peso increased from 130.8427 for the year ended December 31, 2022 to 295.1628 for the year ended December 31, 2023.

Total sales from Argentina were approximately ARS $558.9 million during the year ended December 31, 2023 as compared to approximately ARS $204.5 million during the year ended December 31, 2022, reflecting a net increase of approximately ARS $354.4 million or 173%. Lot sales revenues were approximately ARS $38.6 million and ARS $20.5 million during the years ended December 31, 2023 and 2022, respectively. Hotel, restaurant and event revenues were approximately ARS $380.5 million and ARS $118.8 million during years ended December 31, 2023 and 2022, respectively, representing an increase of approximately ARS $261.7 million, or 220%. Argentine winemaking revenues were approximately ARS $69.7 million and ARS $24.5 million during the years ended December 31, 2023 and 2022, respectively, representing an increase of approximately ARS $45.2 million or 185%. Other revenues, including golf, tennis and agricultural revenues, were ARS $70.1 million and ARS $40.7 million during the years ended December 31, 2023 and 2022, respectively, representing an increase of approximately ARS $29.4 million or 72%, of which approximately ARS $16.5 million represents an increase in agricultural revenues, approximately ARS $10.6 million represents an increase in other revenue, and approximately ARS $2.3 million represents an increase in golf revenues.

Gross profit

We generated a gross profit of approximately $535,000 for the year ended December 31, 2023 as compared to a gross profit of approximately $168,000 for the year ended December 31, 2022, representing an increase of $367,000, or 218% resulting primarily from the increase in hotel and restaurant revenues as well as the decrease in agriculture costs of sales.

The increase in gross margin from 10% for the year ended December 31, 2022 to 25% for the year ended December 31, 2023 resulted from higher margins earned on agricultural sales in 2023 which increased by approximately 130% or $233,000 from gross loss of approximately $213,000 for the period ended December 31, 2022 to gross profit of approximately $20,000 for the period ended December 31, 2023. The improvement is primarily attributable to an increase of approximately 80% in sales prices for the period ended December 31, 2023.

Cost of sales, which consists of real estate lots, raw materials, direct labor and indirect labor associated with our business activities, increased by approximately $86,000 from $1,530,000 for the year ended December 31, 2022 to $1,616,000 for the year ended December 31, 2023. Increases in cost of sales are due to an increase of approximately $1,194,000 in hotel and winemaking costs, approximately $370,000 in food costs, approximately $261,000 in clothing and other costs, and approximately $57,000 in lot sales in the aggregate, resulting primarily from increases in related revenues during the year ended December 31, 2023. The aforementioned costs of sales increases were partially offset by a decrease of approximately $1,725,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar and a decrease of approximately $72,000 in costs associated with agricultural sales.

Selling and marketing expenses

Selling and marketing expenses were approximately $961,000 and $738,000, for the years ended December 31, 2023 and 2022, respectively, representing an increase of approximately $223,000 or 30%. Increase of approximately $338,000 primarily related to events celebrated during the period to promote the GGI brand, as well as marketing expenses for GGI’s new retail space were partially offset by a decrease of approximately $115,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

General and administrative expenses

General and administrative expenses were approximately $9,999,000 and $7,961,000 for the years ended December 31, 2023 and 2022, respectively, representing an increase of approximately $2,038,000 or 26%. The increase in general and administrative expenses is primarily attributed to (i) an increase in credit loss expense of approximately $2,195,000, which includes $1,047,000 of expected credit losses in connection with receivables from a related party and approximately $1,148,000 of expected credit losses in connection with the Company’s mortgages receivable (ii) an increase in employee and contractor compensation of approximately $846,000 resulting primarily from GGI’s store being fully open in 2023; (iii) an increase of approximately $235,000 in professional and consulting fees, and (iv) an increase of approximately $274,000, in the aggregate, in other operating expenses. The increases in general and administrative expenses were partially offset by (i) an approximate $580,000 decrease in compensation to the Company’s Board of Directors (consisting of decreases of approximately $96,000 in stock compensation and approximately $484,000 of cash compensation), and (ii) a decrease of approximately $933,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar. All other fluctuations are immaterial individually and in the aggregate.

Depreciation and amortization expense

Depreciation and amortization expense were approximately $403,000 and $252,000 during the years ended December 31, 2023 and 2022, respectively, representing an increase of approximately $151,000 or 60%. An increase of approximately $353,000 resulting primarily from new asset purchases was partially offset by a decrease of approximately $202,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Impairment of investment – related party

Impairment of investment – related party expense was $0 and $7,000,000 during the years ended December 31, 2023 and 2022, respectively. The Company held an equity investment in LVH Holdings which was accounted for at cost, less impairment. During the year ended December 31, 2022, management determined that the future cash flows from this investment were not expected to be sufficient to recover its carrying value. As a result, the Company fully impaired the investment in LVH.

Change in fair value of derivative liability

The Company recorded an increase in fair value of derivative liability of approximately $2,506,000 and $0 during the years ended December 31, 2023 and 2022, respectively, related to the derivative liability associated with the 2023 Note. The 2023 Note contained a redemption feature upon an event of default, which was bifurcated from the debt host and recorded as a derivative liability. As of the date of issuance of the 2023 Note, management had estimated that the probability of an event of default was negligible; accordingly, the fair value of the derivative liability was de minimis at the date of issuance. The increase in the fair value of the derivative liability results from the occurrence of an event of default on May 21, 2023.

Loss on extinguishment of debt

Loss on extinguishment of debt was approximately $416,000 during the year ended December 31, 2023 which was comprised of (i) premium paid on the conversion of GGH Notes of approximately $112,000; (ii) premium paid on the cash redemption of GGH Notes of approximately $124,000; (iii) premium paid on the 2023 Note for cash redemption of principal in the amount of approximately $32,000; (iv) premium in the amount of approximately $13,000 paid on the conversion of an aggregate of $87,179 of principal and interest owed on the 2023 Note, and (iv) the fair value of approximately $135,000 in warrants issued in the exchange agreement for the GGH Notes (See Note 14 - Convertible Debt Obligations for additional details). Loss on extinguishment of debt of approximately $2,105,000 during the year ended December 31, 2022 resulted from reductions in the conversion price of the convertible debt during the period.

Gains from foreign currency remeasurement, net

The Company recorded net gains from foreign currency remeasurement of approximately $606,000 and $479,000 during the years ended December 31, 2023 and 2022, respectively, as the result of Argentina’s highly inflationary status. The increase of approximately $127,000 in net gains from foreign currency remeasurement is due to fluctuations in the Argentine peso to United States dollar exchange rates.

Inducement expense

On May 2, 2022, the Company entered into a letter agreement (“Letter Agreement #1”) with the holders of GGH Notes which provided for a reduction of the conversion price for shares of the Company’s common stock. During the period from May 3, 2022 through May 11, 2022, principal, interest and fees were converted into shares of common stock at the reduced conversion price and the Company recorded inducement expense in the amount of approximately $198,000 as a result of the conversion of debt and interest pursuant to the letter agreement.

During the period from July 7, 2022 through August 30, 2022 the Company and holders of the GGH Notes entered into another agreement (“Letter Agreement #3”) which provided for a reduced conversion price and the Company recorded inducement expense in the approximate amount of $2,965,000 as a result of the conversion of debt and interest into common shares pursuant to the letter agreement.

The Company did not incur an inducement expense in 2023.

Interest income

Interest income was approximately $72,000 and $143,000 during the years ended December 31, 2023 and 2022, respectively, representing a decrease of approximately $134,000 or 59%, resulting from a decrease in interest income recognized on mortgages receivable related to the lot sales.

Interest expense

Interest expense was approximately $3,488,000 and $1,694,000 during the years ended December 31, 2023 and 2022, respectively, representing an increase of approximately $1,794,000 or 106%. The increase is primarily due to approximate increases of (i) $1,460,000 increase in amortization of debt discount and $137,000 increase in interest recorded at stated interest rates on convertible notes, (ii) approximately $42,000 interest incurred (including amortization of debt discount of approximately $16,000) during 2023, in connection with Lot Deposit agreements which did not exist in 2022; (iii) increase of approximately $20,000 in connection loans payable and (iv) increase of approximately $213,000 incurred in connection with Argentine obligations, and primarily in connection with a payment plan for Argentine payroll taxes, partially offset by a decrease of approximately $78,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar

Other income, related party

The Company recognized other income, related party of $362,000 and $300,000 during the year ended December 31, 2023 and 2022, respectively, representing an increase of $62,000 or 21%. The Company received management income from LVH of $225,000 and $300,000 during the years ended December 31, 2023 and 2022, respectively. The $75,000 decrease in management fee income resulted from the suspension of the LVH business on September 27, 2023. Other income during the year ended December 31, 2023 also includes approximately $137,000 representing the cash distribution received from LVH upon the suspension of its business.

Liquidity and Capital Resources

We measure our liquidity in variety of ways, including the following:

	As of December 31,
	2023	2022
Cash	$428,000	$300,000
Working capital (deficiency)	$(5,363,000)	$595,000
Debt outstanding, gross principal amount	$1,874,000	$2,254,000
Cash true up obligations	$1,485,000	$-
Lot sale obligations (refundable upon recission)	$525,000	$-

As of December 31, 2023, we had cash, working capital deficit and accumulated deficit of approximately $428,000, $5,363,000 and $133,789,000, respectively. During the years ended December 31, 2023 and 2022, we incurred a net loss of approximately $16,198,000 and $21,825,000, respectively, and used cash in operating activities of approximately $6,075,000 and $5,700,000, respectively. Cash requirements for our current liabilities include approximately $4,465,000 for accounts payable and accrued expenses (including approximately $1,485,000 of cash true up obligations), approximately $1,596,000 for convertible debt, approximately $188,000 for loans payable, approximately $525,000 for lot sales deposits expected to be refunded, and approximately $251,000 for operating lease liabilities. Cash requirements for our long-term liabilities include approximately $36,000 for accrued expenses, $1,078,000 for operating lease liabilities and approximately $90,000 for loans payable. Further, our convertible debt matured on February 21, 2024 and we have subsequently received event of default notices demanding immediate payment of all balances owed in connection with the convertible debt, including cash true up obligations. Balances owed in connection with convertible debt remain outstanding as of the date of the filing of this Annual report on Form 10-K.

Based upon our cash and working capital balances as of December 31, 2023, we require additional equity and/or debt financing to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern.

On November 8, 2022, we entered into a new equity line of credit agreement (the “New ELOC”) with an underwriter, pursuant to which we will had the ability (but not the obligation) to sell to the underwriter an aggregate of up to the lessor of (i) $4,430,897 of newly issued shares of common stock, and (ii) the Exchange Cap, as defined. On February 22, 2024, the Company received notice from the Underwriter of its election to terminate the ELOC.

In the period after December 31, 2023 and preceding the filing date, the Company sold 3,054,891 shares of its common stock for approximate proceeds of $1,833,000 in a private placement.

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

Sources and Uses of Cash for the Years Ended December 31, 2023 and 2022

Net Cash Used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2023 and 2022, amounted to approximately $6,075,000 and $5,700,000, respectively. During the year ended December 31, 2023, the net cash used in operating activities was primarily attributable to the net loss of approximately $16,198,000, adjusted for approximately $8,739,000 of non-cash expenses and $1,383,000 of cash generated from changes in the levels of operating assets and liabilities. During the year ended December 31, 2022, the net cash used in operating activities was primarily attributable to the net loss of approximately $21,825,000, adjusted for approximately $15,056,000 of non-cash expenses and $1,069,000 of cash generated from changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2023 and 2022 amounted to approximately $665,000 and $1,971,000, respectively. During the year ended December 31, 2023 the net cash used in investing activities was primarily attributable to the purchase of property and equipment of approximately $615,000 and the purchase of intangible assets for approximately $50,000. During the year ended December 31, 2022 the net cash used in investing activities was primarily attributable to the purchase of property and equipment of approximately $1,928,000, the purchase of a domain name for approximately $35,000, and approximately $8,000 cash used for the acquisition of Gaucho Development S.R.L for the purpose of acquiring and integrating adjoining land.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2023 and 2022 amounted to approximately $7,131,000 and $3,557,000, respectively. For the year ended December 31, 2023, the net cash provided by financing activities resulted from an aggregate of $4,678,000 of net proceeds from the issuance of convertible debt, approximately $2,013,000 of net proceeds from the sale of common stock, approximately $852,000 of proceeds from sale of common stock under the New ELOC, approximately $525,000 of proceeds from lot sale obligations, and proceeds from loans payable of approximately $185,000, partially offset by repayments of debt obligations of $862,000, repayments of loans payable of approximately $104,000, and redemption premiums paid on convertible debt obligations of $156,000. For the year ended December 31, 2022, the net cash provided by financing activities resulted from an aggregate of $3,159,000 of proceeds from the issuance of convertible debt, approximately $511,000 of net proceeds from the sale of common stock under the Purchase Agreement, approximately $10,000 of proceeds from sale of common stock under the New ELOC, partially offset by repayments of loans payable of approximately $117,000, and repayments of debt obligations of approximately $7,000.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information required by paragraph (a)(5) of this Item.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which it relies are reasonably based upon information available to us at the time that it makes these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

Significant estimates and assumptions include the valuation of investments, equity and liability instruments, the value of right-of-use assets and related lease liabilities and reserves associated with the realizability of certain assets.

Critical Accounting Policies

The accounting policies that reflect our more significant estimates and judgments, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, are described below. The following is not intended to be a comprehensive list of all of our accounting policies. Our accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies, in our financial statements included at the end of this Annual Report.

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

Operating Leases

We determine if an arrangement is a lease at inception, and account for rights and obligations related our operating leases in our consolidated balance sheet as right-of-use (“ROU”) assets and operating lease liabilities. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are measured at the lease commencement date based on the present value of lease payments over the lease term, using an incremental borrowing rate which represents the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Accounting Officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Accounting Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective as set forth below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Controls

We did not maintain effective controls over the segregation of duties as a result of being a small company, and over information technology (“IT”) general controls used in the financial reporting processes. Specifically, we did not maintain effective controls over information technology (IT) general controls for information systems that are relevant to the preparation of our financial statements with respect to user provisioning and deprovisioning and cybersecurity. These IT deficiencies did not result in a misstatement to our financial statements, however, the deficiencies could impact the effectiveness of IT-dependent controls that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no material changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the Company’s fourth quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

LVH Holdings LLC

As previously disclosed on June 16, 2021, the Company, through its wholly owned subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”), entered into the Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC (“LVH”); on November 16, 2022, entered into the First Amendment to the Amended and Restated Limited Liability Company Agreement of LVH; on June 7, 2022, entered into the Second Amendment to the Amended and Restated Limited Liability Company Agreement of LVH; and on December 12, 2022, entered into the Third Amendment to the Amended and Restated Limited Liability Company Agreement of LVH.

On June 30, 2023, the Company, through GVI, executed a Fourth Amendment to the Amended and Restated Limited Liability Company Agreement of LVH to extend the outside date for execution of the ground lease from June 30, 2023 to December 29, 2023.

On September 27, 2023, the Company, through GVI, executed a Letter Agreement regarding LVH by and between the Company, SLVH LLC, a Delaware limited liability company (“SLVH”), and Timberline Development Partners LLC, a Texas limited liability company (“Timberline”), to suspend its business operations, terminate the development agreement with Timberline, distribute all of its available cash in excess of an agreed reserve, waive the provision requiring dissolution of LVH if no ground lease is signed, and release and terminate certain obligations of the members or their affiliates to contribute capital or perform services to or for the benefit of LVH.

As of the date of this Annual Report, GVI and SLVH LLC comprise all of the members of LVH.

Stockholder Meetings

On May 8, 2023, the Company held a Special Meeting of Stockholders, and the stockholders approved, a measure for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance and exercise of shares of our common stock to be issued pursuant to the 2023 SPA.

On August 24, 2023, the Company held its annual general stockholder meeting at 12:00 p.m. Eastern Time (the “2023 AGM”). A quorum was present for the 2023 AGM.

At the Company’s 2023 AGM, the stockholders: (i) elected two (2) Class III nominees to the board of directors (Scott Mathis and William Allen) to hold office for a three-year term; (ii) granted the Board of Directors discretion (if necessary to prevent the delisting of the Company’s common stock on Nasdaq) on or before June 30, 2024, to implement a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-ten (1:10), or anywhere between, while maintaining the number of authorized shares of common stock required for Nasdaq listing; (iii) approved on an advisory basis, the Compensation of the Company’s named executive officers; (iv) approved consistent with the Board of Directors’ initial recommendation, for the Company to conduct an advisory vote on the compensation of the Company’s named executed officers every three years until the next vote on the frequency of advisory votes on executive compensation; and (v) ratified and approved the appointment of Marcum LLP as the Company’s independent registered accounting firm for the year ended December 31, 2023.

On February 29, 2024, at the Special Meeting of the Stockholders of the Company, the stockholders: (i) approved, for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance of shares of our common stock pursuant to the ELOC, without giving effect to the 19.99% cap provided under Nasdaq Listing Rule 5635(d); (ii) granted the Board of Directors discretion (if necessary to prevent the delisting of the Company’s common stock on Nasdaq) on or before June 30, 2024, to implement a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-ten (1:10), or anywhere between, while maintaining the number of authorized shares of common stock at 150,000,000 shares, as required for Nasdaq listing; (iii) approved the full issuance of shares of our common stock to be issued in a private placement of common stock for gross proceeds of up to $7.2 million pursuant to Rule 506(b) of the Securities Act of 1933; and (iv) declined to approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance of shares of our common stock to be issued in a private placement of common stock for gross proceeds of up to $7.2 million pursuant to Rule 506(b) of the Securities Act of 1933, as amended, without giving effect to the 19.99% cap provided under Rule 5635(d). The stockholders did not approve for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance and exercise of shares of our common stock to be issued pursuant to the 2023 Note Documents by and between the Company and 3i.

Promissory Notes

On January 9, 2023, the Company entered into a series of promissory notes for gross proceeds of $185,000 bearing interest at 8% per annum. No payments are due until the maturity date, which is January 9, 2024. The Company repaid principal in the amount of $100,000 on February 22, 2024, and the lender has agreed to being paid $50,000 and $35,000 during March and April, respectively.

2023 Convertible Note

Effective February 5, 2024, pursuant to the 2023 Note, 3i elected to increase the cap on its beneficial ownership of the Company from 4.99% to 9.99% per Section 3(d)(i) of the 2023 Note (the “Maximum Percentage”) by providing written notice to the Company. Such increase in the Maximum Percentage will not be effective until the sixty-first (61st) day after such notice is delivered to the Company.

On February 16, 2024, the Company filed a complaint in the United States District Court for the District of Delaware alleging 3i, LP, 3i Management LLC, and Maier Joshua Tarlow engaged in an unlawful securities transaction with the Company as an unregistered dealer under U.S. securities laws in connection with the 2023 Note Documents.

On February 22, 2022, the Company received notice from Tumim Stone Capital of its election to terminate the ELOC. While the notice to terminate stated that it was effective immediately, Section 8.2 of the Purchase Agreement requires at least 10 Trading Days prior written notice. Therefore, the Company will treat the ELOC as being terminated by Tumim effective March 7, 2024. No early termination penalties are incurred by either party under the ELOC.

On February 21, 2024, the Company received an Event of Default Redemption Notice from 3i providing notice of Events of Default arising under the 2023 Note Documents and demanding immediate payment of the Event of Default Redemption Price equal to a minimum of $3,437,646.

On February 28, 2024, the Company received a second Event of Default Redemption Notice from 3i providing notice of an additional Event of Default arising under the 2023 Note Documents, and demanding immediate payment of the Event of Default Redemption Price equal to a minimum of $3,450,711.

On February 29, 2024, at the Special Meeting of the Stockholders of the Company, the stockholders: (i) approved, for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance of shares of our common stock pursuant to the ELOC, without giving effect to the 19.99% cap provided under Nasdaq Listing Rule 5635(d); (ii) granted the Board of Directors discretion (if necessary to prevent the delisting of the Company’s common stock on Nasdaq) on or before June 30, 2024, to implement a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-ten (1:10), or anywhere between, while maintaining the number of authorized shares of common stock at 150,000,000 shares, as required for Nasdaq listing; (iii) approved the full issuance of shares of our common stock to be issued in a private placement of common stock for gross proceeds of up to $7.2 million pursuant to Rule 506(b) of the Securities Act of 1933; and (iv) declined to approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance of shares of our common stock to be issued in a private placement of common stock for gross proceeds of up to $7.2 million pursuant to Rule 506(b) of the Securities Act of 1933, as amended, without giving effect to the 19.99% cap provided under Rule 5635(d). The stockholders did not approve for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance and exercise of shares of our common stock to be issued pursuant to the 2023 Note Documents by and between the Company and 3i.

On March 6, 2024, the Company received an Event of Default notice from 3i regarding an Event of Default arising under the Note Documents for failure to cure a Conversion Failure for a Conversion Notice submitted by 3i on February 20, 2024, and demanding immediate payment of the Event of Default Redemption Price equal to a minimum of $3,460,510.

Private Placement of Common Shares with Anti-Dilution Rights

On February 2, 2024, pursuant to the Private Placement, the Company issued a total of 121,557 shares of common stock for gross proceeds of $72,934 at $0.60 per share.

On February 6, 2024, pursuant to the Private Placement, the Company issued a total of 50,000 shares of common stock for gross proceeds of $30,000 at $0.60 per share.

On February 13, 2024, pursuant to the Private Placement, the Company issued a total of 633,333 shares of common stock for gross proceeds of $380,000 at $0.60 per share.

On February 16, 2024, pursuant to the Private Placement, the Company issued a total of 1,000,000 shares of common stock for gross proceeds of $600,000 at $0.60 per share.

On March 1, 2024, pursuant to the Private Placement, the Company issued a total of 400,000 shares of common stock for gross proceeds of $240,000 at $0.60 per share.

On April 11, 2024, pursuant to the Private Placement, the Company issued a total of 166,667 shares of common stock for gross proceeds of $100,000 at $0.60 per share.

As announced in our Current Report on Form 8-K filed with the SEC on March 1, 2024, on February 29, 2024, the stockholders of the Company approved, for purposes of Nasdaq Rule 5635(d), the full issuance of shares of our common stock to be issued in a private placement of common stock for gross proceeds of up to $7.2 million pursuant to Rule 506(b) of the Securities Act of 1933, as amended (the “Securities Act”).

Each investor in the Private Placement has certain anti-dilution protections for a period of 18 months following each closing of the Private Placement. If, during the 18-month period following each closing of the Offering, the Company issues or sells any shares of common stock of the Company (a “Dilutive Issuance”), then each participant in the Private Placement will automatically be issued such number of shares of common stock as is necessary to maintain the percentage ownership that such participant would have had if the Dilutive Issuance had not occurred. With respect to the issuance of any securities to 3i pursuant to the 2023 Note Documents as a result of Dilutive Issuances, the participant shall not be entitled to any additional Dilutive Issuances beyond the initial Dilutive Issuance. Further, at such time that the participant disposes of its shares acquired in the Private Placement, all rights to any Dilutive Issuance shall cease.

On April 11, 2023, the Company issued a total of 47,637 shares of common stock at a price per share of $0.60 in connection with Dilutive Issuances.

The Private Placement is conducted pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated under the Securities Act. The shares are only offered to a small select group of accredited investors, as defined in Rule 501 of Regulation D, all of whom have a substantial pre-existing relationship with the Company and no general advertisement or solicitation was used. The Company filed a Form D on December 15, 2023, amended on January 11, 2024, amended on February 12, 2024, and amended on April 17, 2024.

Other Issuances of Securities

On January 22, 2024, the Company issued a total of 34,963 shares of common stock at $0.4224 per share in settlement of its matching obligations for the year ended December 31, 2023 under the Company’s 401(k) profit sharing plan for the benefit of the Company’s Chief Executive Officer and Chief Financial Officer.

On February 7, 2024, in connection with the vesting of RSUs on December 31, 2023, certain of the Company’s employees, consultants and advisors received a total of 18,410 shares pursuant to RSUs issued under the 2018 Equity Incentive Plan with a grant date value of $11.60 per share. For this sale of securities, no general solicitation was used, no commissions were paid, all persons were accredited investors, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on March 30, 2023.

On April 18, 2023, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department notifying the Company that, due to the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the SEC, the Company is not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1), which requires the timely filing of all required periodic reports with the SEC.

On April 19, 2024, the Board of Directors of the Company, as authorized by the stockholders of the Company, approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.01 per share, at a ratio of 1-for-10 (the “Reverse Stock Split”). The Board of Directors of the Company also approved an amended and restated Certificate of Incorporation (the “Certificate”) to effect the Reverse Stock Split. On April 24, 2024, the Company filed the Certificate with the Delaware Secretary of State with an effective date of 12:01 a.m., Eastern Time, on May 1, 2024. Please see our Current Report on Form 8-K as filed on April 29, 2024 for additional information.

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

Name	Age	Entity	Title	Year Appointed
Scott L. Mathis	62	GGH	Chairman, Class III Director, Chief Executive Officer, President	April 1999
		TAR	General Manager (1)	December 2007
		APII	General Manager (1)	March 2009
		AWE	General Manager (1)	July 2007
		GGI	Chairman, Chief Executive Officer, President	September 2016

Maria I. Echevarria	44	GGH	Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Compliance Officer	April 2015
		AEU	Chief Financial Officer	April 2015
		GGI	Chief Financial Officer, Treasurer and Secretary	January 2017

Sergio O. Manzur Odstrcil	54	TAR	Chief Financial Officer, Chief Operating Officer (2)	March 2011
		APII	Chief Financial Officer	March 2011
		AWE	Chief Financial Officer, Chief Operating Officer (2)	September 2010

Peter J.L. Lawrence	90	GGH	Class II Director	April 1999
		AEU	Director	November 2009
		GGI	Director	November 2018
Reuben Cannon	75	GGH	Class I Director	July 2020

Marc Dumont	78	GGH	Class I Director	February 2021

William Allen	64	GGH	Class III Director (3)	April 2021

(1)	Translation of Argentine statutory corporate office.
(2)	Mr. Manzur Odstrcil was appointed Chief Operating Officer of TAR and AWE on April 11, 2015.
(3)	Mr. Allen left the Board of Directors effective December 31, 2023. Mr. Allen did not resign due to any disagreement with the Company on any matter relating to its operations, policies or practices.

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

Term of Office

At the Company’s 2023 annual general stockholders’ meeting on August 30, 2022, Dr. Moel and Ms. Rodriguez did not stand for re-election and Mr. Mathis and Mr. Allen were both re-elected as Class III directors (their terms expiring at the Company’s 2026 annual meeting of stockholders). Effective December 31, 2023, Mr. Allen resigned as a member of the Board of Directors . Mr. Allen did not resign due to any disagreement with the Company on any matter relating to its operations, policies or practices. In addition to Mr. Mathis, the following directors continue to serve the Company: Mr. Lawrence as a Class II director (his term expires at the Company’s 2024 annual meeting of stockholders) and Messrs. Cannon and Dumont as Class I directors (their term expires at the Company’s 2025 annual meeting of stockholders). All directors will hold office until such director’s term has expired and until such director’s successor is elected and qualified or until such director’s earlier resignation or removal.

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

Compensation Committee

The Board of Directors established the Compensation Committee effective upon the uplisting of our common stock to Nasdaq and amended the Compensation Committee’s charter effective March 25, 2021. In reliance on the exemption provided pursuant to Nasdaq Rule 5605(d)(2)(B), the Compensation Committee consists of three independent directors and one non-independent director, all of whom are all non-employee directors for purposes of Rule 16b-3 of the Exchange Act. As of July 21, 2023, Mr. Allen is no longer a member of the Compensation Committee and the members of our Compensation Committee are Mr. Cannon (chairperson), and Messrs. Dumont, and Lawrence.

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

Advisory Board

The Company’s Advisory Board consists of Amrita Bhalla and Doug Casey.

Amrita Bhalla is an experienced global HR executive with a distinguished career spanning over two decades. As the Founder and Managing Director of A.B. Consulting, established in 2015, Ms. Bhalla leads a thriving consultancy that specializes in HR advisory services. Her expertise lies in empowering organizations to enhance performance, drive employee engagement, and boost profitability. A.B. Consulting has made a significant global impact, catering to a diverse clientele across various sectors, with a particular focus on workforce development and leadership initiatives in the Caribbean region (www.a-bconsulting.com). Ms. Bhalla’s remarkable journey in the luxury hospitality industry has seen her holding executive HR roles with renowned companies such as Four Seasons Hotels and Resorts, Oberoi Hotels and Resorts, and Belmond Hotels. Throughout her career, she has traversed the globe, living and working in Canada, Bermuda, United Kingdom, Thailand, and India, gaining invaluable global insights. A firm believer in strategic leadership and effective governance, Ms. Bhalla actively serves on several boards, contributing her expertise to shape the success of various organizations. Notable board positions she currently holds include the role of Board President for the Rosedale Moore Park Association (RMPA) in Toronto, Canada. She is also a Board Member for the Caribbean Hospitality and Tourism Association Education Fund (CHTAEF), and Advisory Board Member for Women in Tourism and Hospitality Canada (With.org). Ms. Bhalla also shares her knowledge and passion for the industry with future leaders. In 2015, she joined the Ted Rogers School of Hospitality and Tourism, Toronto Metropolitan University, teaching Human Resources Management, Strategic Management and Organizational Behaviour. Her academic qualifications complement her extensive professional experience. She holds a Masters in Industrial Relations (MIR) and a Bachelor of Arts (Honours) from Queens University, Canada.

Doug Casey is a world-renowned investor and author of six books; his “Crisis Investing” was on the New York Times bestseller list for 29 weeks, including 11 weeks at #1. His third book, Strategic Investing, reached #7 on the NYT list. His most recent books are “Totally Incorrect” and “Right on the Money.” Mr. Casey is currently completing a series of six novels; the first, “Speculator” is soon to be released. He has been a featured guest on hundreds of radio and TV shows, including David Letterman, Merv Griffin, Charlie Rose, Phil Donahue, Regis Philbin, Maury Povich, NBC News and CNN, and has been the topic of numerous features in periodicals such as Time, Forbes, People and the Washington Post. He is also the founder of the Eris Society, a non-profit organization that for 30 years brought together hundreds of the world’s leading thinkers on a wide range of eclectic topics related to the arts, sciences, technology, finance and medicine. His firm, Casey Research, LLC, publishes a variety of publications and web sites with a combined weekly audience in excess of 300,000 individuals, largely high-net-worth investors with an interest in resource-development and international real estate. Mr. Casey has visited over 145 countries, most of them several times, and has lived in ten. He has been active in polo, skydiving, martial arts, scuba, auto racing and competitive shooting. He lives mainly in Cafayate Argentina, Punta del Este Uruguay, and Aspen Colorado.

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

Clawback Policy

On November 27, 2023, and effective December 1, 2023, in accordance with Nasdaq Rule 5608 and Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended, the Board adopted a policy to provide for the recovery of erroneously awarded incentive-based compensation from executive officers (the “Clawback Policy”). The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the SEC rules in the event that we are required to prepare an accounting restatement. The recovery of such compensation applies regardless of whether such officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our board may recoup from such officers erroneously awarded incentive-based compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for our named executive officers, the compensation earned in the years ended December 31, 2023 and 2022:

Summary Compensation Table for Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Scott L. Mathis(1)	2023	480,160	-	-	-	11,286	491,446
Chairman of the Board and Chief Executive Officer	2022	479,651	287,790	188,825	-	-	956,266

Maria I Echevarria(3)	2023	250,357	-	-	-	19,050	249,407
Chief Financial Officer and Chief Operating Officer	2022	230,000	92,000	58,000	-	-	380,000

(1)	On September 28, 2015, we entered into a new employment agreement with Scott Mathis, our CEO (the “Employment Agreement”). Among other things, the agreement provides for a three-year term of employment at an annual salary of $401,700 (subject to a 3% cost-of-living adjustment per year), bonus eligibility, paid vacation and specified business expense reimbursements. The agreement sets limits on the Mr. Mathis’ annual sales of GGH common stock. Mr. Mathis is subject to a covenant not to compete during the term of the agreement and following his termination for any reason, for a period of twelve months. Upon a change of control (as defined by the agreement), all of Mr. Mathis’ outstanding equity-based awards will vest in full and his employment term resets to two years from the date of the change of control. Following Mr. Mathis’s termination for any reason, Mr. Mathis is prohibited from soliciting Company clients or employees for one year and disclosing any confidential information of GGH for a period of two years. The agreement may be terminated by the Company for cause or by the CEO for good reason, in accordance with the terms of the agreement. The agreement, as amended by independent members of the Board of Directors, expires on December 31, 2022. All other terms of the agreement remain the same.

(2)	Represents the grant date fair value of 162,780 restricted stock units awarded to the CEO and 50,000 restricted stock units awarded to the CFO on December 31, 2022 by the Board of Directors pursuant to the 2018 Equity Incentive Plan. The shares awarded are subject to vesting in exchange for services performed in fiscal year 2022. A third of the restricted stock units vested immediately on the grant date, December 31, 2022, and a third will vest on each of the following anniversaries, December 31, 2023 and 2024, respectively.

(3)	On December 14, 2022, we entered into a new employment agreement with Maria Echevarria, the Company’s CFO, effective January 1, 2022 for a two-year term to expire on December 31, 2024. The agreement provides an annual base salary of $230,000 in 2022, $250,000 in 2023 and $275,000 for 2024, annual bonus eligibility, paid vacation and specified business expense reimbursements. Following termination for any reason, the employee is prohibited from soliciting Company clients or employees for one year and disclosing any confidential information of GGH for a period of two years. The agreement may be terminated by the Company for cause or by the CFO for good reason, in accordance with the terms of the agreement. The agreement expires on December 31, 2024. Thereafter, the agreement will automatically renew for one-year terms unless either party terminates the agreement with prior notice.

Outstanding Equity Awards at Fiscal Year End

The following table provides information as to option and restricted stock awards on a post-split basis granted by the Company and held by each of the named executive officers of GGH as of December 31, 2023.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)
Scott L. Mathis	250	(1)	-	(1)	693.60	1/31/2024	-	(1)	-
	1,228	(2)	-	(2)	693.60	7/7/2024	-	(2)	-
							5,426	(3)	62,941

Maria I. Echevarria	42	(4)	-	(4)	693.60	1/31/2024	-	(4)	-
	87	(5)	-	(5)	693.60	7/7/2024	-	(5)	-
							1,666	(6)	19,325

(1)

On January 31, 2019, Mr. Mathis was granted an option to acquire 250 shares of the Company’s common stock, of which 63 shares underlying the option vested on January 31, 2020, and 16 shares vested every three months thereafter until fully vested as of January 31, 2023.

(2)

On July 8, 2019, Mr. Mathis was granted an option to acquire 1,228 shares of the Company’s common stock, of which 307 shares underlying the option vested on July 8, 2020, and 77 shares vested every three months thereafter until fully vested as of July 8, 2023.

(3)

On December 31, 2022, Mr. Mathis was granted a restricted stock unit to acquire 16,278 shares of the Company’s common stock, of which 5,426 shares underlying the RSU vested on December 31, 2022, 5,426 shares vested on December 31, 2023, and 5,426 vest on December 31, 2024.

(4)	On January 31, 2019, Ms. Echevarria was granted an option to acquire 42 shares of the Company’s common stock, of which 11 shares underlying the option vested on January 31, 2020, and 26 shares vested every three months thereafter until fully vested as of January 31, 2023.

(5)	On July 8, 2019, Ms. Echevarria was granted an option to acquire 87 shares of the Company’s common stock, of which 22 shares underlying the option vested on January 31, 2020, and 5 shares vested every three months thereafter until fully vested as of July 8, 2023.

(6)	On December 31, 2022, Ms. Echevarria was granted a restricted stock unit to acquire 5,000 shares of the Company’s common stock, of which 1,667 shares underlying the RSU vested on December 31, 2022, 1,666 shares vested on December 31, 2023, and 1,666 vest on December 31, 2024.

Director Compensation

The following table sets forth compensation received by our non-employee directors:

		Director Compensation
		Fees Earned or Paid in Cash	Bonus	Stock Awards(1)	Option Awards	Total
	Year	($)	($)	($)	($)	($)
Peter Lawrence (3)	2023	23,000	-	37,500	-	60,500
	2022	34,167	-	105,623	-	139,790
Steven A. Moel (2)	2023	-	-	-	-	-
	2022	28,473	-	105,623	-	134,096
Reuben Cannon (4)	2023	25,500	-	37,500	-	63,000
	2022	36,500	-	105,623	-	142,123
Marc Dumont (5)	2023	26,500	-	37,500	-	64,000
	2022	36,667	-	105,623	-	142,290
Edie Rodriguez (2)	2023	-	-	-	-	-
	2022	27,973	-	105,623	-	133,596
William Allen (6)	2023	26,500	-	37,500	-	64,000
	2022	33,500	-	105,623	-	139,123

(1)	Represents the aggregate grant date fair value of 387 restricted stock units granted to each director for the first half of 2022 on June 7, 2022 and 387 restricted stock units granted to each director on August 11, 2022 as compensation for the second half of fiscal year 2022.

(2)	At the Company’s annual stockholder meeting held on August 30, 2022, Dr. Moel’s and Mrs. Rodriguez’s terms expired, and neither was re-elected. As a result, Dr. Moel’s and Mrs. Rodriguez’s service as directors terminated and each director was paid approximately $4,144 in fees and awarded 1,284 shares on a pro-rata basis for the $12,500 in base cash compensation and 387 restricted stock units awarded as compensation for the second half of fiscal year 2022.

(3)	As of December 31, 2023, Mr. Lawrence held options to acquire 168 shares of the Company’s common stock, of which 158 were vested and exercisable.

(4)	As of December 31, 2023, Mr. Cannon held options to acquire 56 shares of the Company’s common stock, of which 46 were vested and exercisable.

(5)	As of December 31, 2023, Mr. Dumont held options to acquire 84 shares of the Company’s common stock, of which 74 were vested and exercisable.

(6)	As of December 31, 2023, Mr. Allen held no options to acquire shares of the Company’s common stock. Mr. Allen resigned as a member of the Board of Directors effective December 31, 2023. Mr. Allen did not resign due to any disagreement with the Company on any matter relating to its operations, policies or practices.

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

On July 27, 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by the Company’s shareholders on September 28, 2018. The 2018 Plan provides for grants for the purchase of up to an aggregate of 834 including incentive and non-qualified stock options, restricted and unrestricted stock, loans and grants, and performance awards. The number of shares available under the 2018 Plan will automatically increase on January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. Further, any shares subject to an award issued under the 2018 Plan, the 2016 Plan or the 2008 Plan that are canceled, forfeited or expired shall be added to the total number of shares available under the 2018 Plan.

On July 8, 2019, the stockholders approved an increase in the number of shares available for awards under the 2018 Plan to 2,999, plus an increase every January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. Subsequently on July 8, 2019, the Board of Directors approved an increase in the number of shares available for awards under the 2018 Plan to 33,039 plus an increase every January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis.

On August 30, 2022, the stockholders approved the increase of the number of shares authorized to be awarded under the 2018 Equity Incentive Plan to 25% of the Company’s common stock outstanding on a fully diluted basis as of the date of stockholder approval, which was 84,803 shares. As of December 31, 2023, the number of shares of GGH’s common stock available for issuance under the 2018 Equity Incentive Plan is 16,453 shares.

On January 1, 2024, the number of shares available was increased by 234,193 shares pursuant to the automatic annual increase of 2.5% of the total number of shares outstanding on a fully diluted basis, for a total of 250,645 shares available for awards under the 2018 Plan.

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

Up to 800,000 shares of GGI’s common stock is made available for grants of equity incentive awards under the 2018 Gaucho Plan. Authorized shares under the 2018 Gaucho Plan may be subject to adjustment upon determination by the committee in the event of a corporate transaction including but not limited to a stock split, recapitalization, reorganization, or merger.

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

As of December 31, 2023, no options remain outstanding under the 2018 Gaucho Plan. While the 2018 Gaucho Plan is still in effect, GGI plans to terminate the 2018 Gaucho Plan as a result of the acquisition by the Company of the remaining 21% interest in GGI in March 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 26, 2024, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock
Scott L. Mathis, 1445 16th Street, Suite 403, Miami Beach, FL 33139	Chairman, Class III Director, Chief Executive Officer, President	69,558	(2)	<1.0%
Maria Echevarria, 14 Benmore Ter., Bayonne, NJ 07002	Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Compliance Officer	14,912	(3)	<1.0%

Peter J.L. Lawrence, 5 Landsdowne Crescent, London WII 2NH, England	Class II Director	8,482	(4)	<1.0%

Reuben Cannon, 280 S. Beverly Drive, #208, Beverly Hills, CA 90212	Class I Director	8,253	(5)	<1.0%

Marc Dumont, 43 rue de la Prétaire, CH-1936, Verbier, Switzerland	Class I Director	9,519	(6)	<1.0%

William Allen*, 23 Corporate Plaza Dr., Suite 150, Newport Beach, CA 92660	Class III Director	8,048	(7)	<1.0%

All current directors, directors elect, director nominees, executive officers and named executive officers as a group (five persons)		110,724	(8)	1.4%

*

Mr. Allen resigned as a director effective December 31, 2023. Mr. Allen did not resign due to any disagreement with the Company on any matter relating to its operations, policies or practices. His share ownership numbers are not included in the total for all current directors and officers.

(1)	Calculated in accordance with 1934 Act Rule 13d-3. Based on 7,963,839 shares of common stock issued and 7,963,810 shares of common stock outstanding as of April 26, 2024.
(2)

Consists of (a) 28,282 shares of our common stock owned by Mr. Mathis directly; (b) 2,594 shares owned by The WOW Group, LLC, of which Mr. Mathis is a controlling member; (c) 10,696 shares owned by Hollywood Burger Holdings, Inc.; (d) 26,758 shares owned by Mr. Mathis’s 401(k) account; and (e) the right to acquire 1,228 shares of common stock subject to the exercise of options.

(3)

Consists of (a) 4,099 shares of our common stock owned by Ms. Echevarria directly; (b) 10,726 shares owned by Ms. Echevarria’s 401(k) account; and (c) 87 shares of our common stock issuable upon the exercise of stock options.

(4)

Consists of (a) 8,342 shares of our common stock owned by Mr. Lawrence directly; (b) 6 shares owned by Mr. Lawrence and his spouse as trustees for the Peter Lawrence 1992 Settlement Trust; and (c) 134 shares of our common stock issuable upon the exercise of stock options.

(5)	Consists of (a) 8,203 shares owned by Reuben Cannon Productions; and (b) 50 shares issuable upon the exercise of stock options.
(6)

Consists of (a) 8,048 shares of our common stock owned by Mr. Dumont directly; (b) 1,171 shares held by Mr. & Mrs. Dumont and Patrick Dumont, JTWROS; (c) 250 shares held by Mr. Dumont and Catherine Dumont, JTWROS; and (d) 50 shares issuable upon the exercise of stock options.

(7)	Consists of (a) 8,048 shares of our common stock owned by Mr. Allen directly.
(8)	Consists of 110,724 shares of our common stock and 1,549 shares of our common stock issuable upon the exercise of stock options.

Security Ownership of Certain Beneficial Owners

As of April 26, 2024, the following persons who do not serve as an executive officer or director beneficially own more than 5% of its outstanding common stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock
John I. Griffin, 4221 Way Out West Dr., Suite 100, Houston, TX 77092	1,540,067	(2)	19.3%

Jerre Hills, 21005 Highway 30, Filer, ID 83328	759,744	(3)	9.6%

Ralph and Mary Rybacki, 21847 N. Tall Oaks Dr., Kildeer, IL 60047	1,174,446	(4)	14.8%

All 5% beneficial owners, as a group	3,474,924		43.7%

(1)	Calculated in accordance with 1934 Act Rule 13d-3. Based on 7,963,839 shares of common stock issued and 7,963,810 shares of common stock outstanding as of April 26, 2024.
(2)	Consists of (a) 1,441,017 shares of common stock owned by Mr. Griffin directly, (b) 85,000 shares of common stock owned by JLAL Holdings Ltd., an entity wholly controlled by Mr. Griffin, (c) 14,000 shares of common stock issuable upon exercise of warrants held by JLAL Holdings Ltd., and (d) 50 shares of common stock issuable upon exercise of stock options.

(3)	Consists of 759,744 shares of common stock owned by Ms. Hills directly.

(4)	Consists of 1,174,446 shares of common stock owned by Mr. & Mrs. Rybacki.

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

●

Transaction with LVH. As previously reported on our Current Report on Form 8-K filed on June 17, 2021, the Company, through its wholly owned subsidiary Gaucho Ventures I – Las Vegas, LLC (“GVI”) entered into the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) of LVH Holdings LLC (“LVH”). LVH was organized on May 24, 2021, with a sole member of SLVH LLC, a Delaware limited liability company (“SLVH”). William Allen, a former director of the Company, is the managing member of SLVH and holds a 20% membership interest in SLVH. GVI holds a minority interest in LVH, with the majority interest owned by SLVH.

●

Transaction with and Ownership in Hollywood Burger Holdings, Inc. As previously reported on our Current Report on Form 8-K filed on August 31, 2021 and our Current Report on Form 8-K filed on February 25, 2022, on February 3, 2022, the Company, through its subsidiaries, acquired 100% of Hollywood Burger Argentina SRL, now Gaucho Development S.R.L., in exchange for issuing 10,696 shares of its common stock to Hollywood Burger Holdings, Inc. Mr. Mathis is a Chairman and CEO of an affiliate of the Company, Hollywood Burger Holdings, Inc., a private company. He also holds 45.4% of the outstanding shares of HBH. In addition, Ms. Echevarria is CFO of HBH and Messrs. Mathis and Cannon sit on the board of directors of HBH. Mr. Lawrence, who recently stepped down as a director of HBH, and Mr. Cannon, both hold minority interests in HBH. See Item 5 for more information.

●	Transaction with and Ownership in Gaucho Group Holdings, Inc. As previously reported on our Current Report on Form 8-K filed on August 31, 2021 and our Current Report on Form 8-K filed on March 21, 2022, on February 28, 2022, the Company, holding 79% of the common stock of Gaucho Group, Inc., a Delaware corporation and private company (“GGI”) offered to purchase up to 526,651 shares of common stock of GGI in exchange for an aggregate of approximately 8,689 shares of common stock of the Company, upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Share Exchange and Subscription Agreement. The Company’s CEO, Scott Mathis, is CEO, Chairman of the Board, and a stockholder of GGI. Additionally, the Company’s current CFO, Maria Echevarria, is CFO of GGI; the Company’s current director, Peter Lawrence and former director, Steven Moel, are directors of GGI; and the Company’s current directors, Reuben Cannon and Marc Dumont, own nominal interests in GGI. As a result of the foregoing, this is considered a related party transaction. The stockholders of the Company approved this on August 26, 2021, with approval by the independent board of directors of the Company on February 8, 2022. A total of 8,689 shares were issued to the minority holders of GGI on March 28, 2022, of which 31 shares were issued to Mr. Mathis, 42 shares to Mr. Cannon, and 844 shares issued to Mr. Dumont held jointly with his daughter. See Item 5 for more information.

●	Accounts receivable – related parties. On April 1, 2010, the Company entered into an expense sharing agreement (“ESA”) with a related, but independent, entity under common management, Hollywood Burger Holdings, Inc. (“HBH”), to share expenses with GGH such as office space, support staff and other operating expenses. HBH is a private company founded by Scott Mathis which is developing Hollywood-themed fast-food restaurants in the United States. Mr. Mathis is Chairman and Chief Executive Officer of HBH, and Maria Echevarria is Chief Financial Officer. The ESA was amended on April 1, 2011 and last amended on December 27, 2019 to reflect the current use of personnel, office space, professional services and additional general office expenses. Under this ESA, HBH owed approximately $1,047,000 and $1,116,000 as of December 31, 2023 and 2022, respectively. HBH plans to repay the intercompany loan in a period of 6 months with a new capital raise.

●	Ownership in The WOW Group, LLC. Mr. Mathis is a managing member and holds a controlling interest in an affiliate of the Company, The WOW Group, LLC. Non-managing members include certain GGH consultants and GGH stockholders. The WOW Group’s only asset is its interest in GGH as of December 31, 2023 and December 31, 2021.

Director Independence

Our Board of Directors has undertaken a review of its composition and the independence of each director. Based on the review of each director’s background, employment and affiliations, including family relationships, the Board of Directors has determined that three of our current four directors (Peter J.L. Lawrence, Reuben Cannon, and Marc Dumont) are “independent” under the rules and regulations of the SEC and Section 5062(a)(2) of the Nasdaq Rules. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of the Company’s capital stock. Mr. Mathis was not deemed independent as a result of his service as our Chief Executive Officer, and his significant stock ownership. Mr. Allen was determined as not independent as a result of his ownership in LVH, through SLVH, LLC. For more information, see Items 11 and 13 above.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Marcum, LLP, our independent registered public accounting firm, for the years ended December 31, 2023 and 2022:

	2023	2022
Audit fees (1)	$292,717	$322,660
Audit-related fees	-	-
Tax fees	-	-
	$292,717	$322,660

(1)	Represents fees for services performed in connection with our public offering, the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2023 and 2022, and the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q during 2023 and 2022.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10-K.

Exhibit	Description
1.1	Underwriting Agreement, dated February 16, 2021 (5)
1.2	Warrant Agreement, including the form of Warrant, made as of February 19, 2021, between the Company and Continental. (6)
3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State effective November 4, 2022(23)
3.2	Amended and Restated Bylaws (1)
3.3	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 (3)
3.4	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State effective May 1, 2024(38)
4.3	2018 Equity Incentive Plan. (2)
4.4	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 (3)
4.5	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on July 12, 2021 and the stockholders on August 26, 2021 (23)
4.6	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on July 1, 2022 and the stockholders on August 30, 2022 (29)
4.7	Underwriters’ Warrant (5)
4.8	Form of Unit Warrant (4)
4.9	Form of Warrant (13)
4.10	Form of Warrant (26)
4.11	Form of Amended and Restated Promissory Note (25)
4.12	Form Amended and Restated Warrant (25)
4.13	Form of Note (27)
4.14	Form Warrant(27)
4.15	Form Warrant (30)
4.16	Form Warrant (30)
4.17	Form Warrant (36)
4.18	Form Warrant (37)
4.19	Description of Capital Stock of the Company*
10.1	Employment Agreement by and between the Company and Scott L. Mathis dated September 28, 2015(33)
10.2	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 (7)
10.3	Employment Agreement by and between the Company and its Chief Financial Officer dated December 14, 2022(32)
10.4	Commercial Lease Agreement between Gaucho Group, Inc. and Design District Development Partners, LLC, dated April 8, 2021(8)
10.7	Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC, dated June 16, 2021 (9)
10.8	Securities Purchase Agreement dated November 3, 2021(10)
10.9	Senior Secured Convertible Notes Issued by the Company(10)
10.10	Security and Pledge Agreement(10)

10.11	Stockholder Pledge Agreement (10)
10.12	Registration Rights Agreement (10)
10.13	First Amendment to Amended and Restated Limited Liability Agreement dated November 16, 2021 (11)
10.14	Second Amendment to Amended and Restated Limited Liability Agreement dated June 7, 2022(19)
10.15	Third Amendment to Amended and Restated Limited Liability Agreement dated June 7, 2022(31)
10.16	Quota Purchase Agreement dated February 3, 2022, entered into by and between the Company, INVESTPROPERTY GROUP, LLC, and Hollywood Burger Holdings, Inc.(12)
10.17	Exchange Agreement, dated as of February 22, 2022, by and among Gaucho Group Holdings, Inc. and the subscribers listed therein. (13)
10.18	Share Exchange and Subscription Agreement by and between the Company and the subscribers listed therein(14)
10.19	Offer to Purchase, dated February 28, 2022(14)
10.20	Position Statement of Gaucho Group, Inc. dated February 28, 2022(14)
10.21	Letter Agreement between the Company and certain institutional investors dated May 2, 2022(18)
10.22	Conversion Agreement between the Company and certain institutional investors dated May 12, 2022(17)
10.23	Letter Agreement, dated as of July 1, 2022, by and among Gaucho Group Holdings, Inc. and the Holders listed therein. (21)
10.24	Exchange Agreement, dated as of September 22, 2022, by and among Gaucho Group Holdings, Inc. and the subscribers listed therein. (26)
10.25	Common Stock Purchase Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated November 8, 2022(28)
10.26	Registration Rights Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated November 8, 2022(24)
10.27	Exchange Agreement, dated as of November 30, 2022, by and among Gaucho Group Holdings, Inc. and the subscribers listed therein. (30)
10.28	Letter Agreement, dated as of February 2, 2023, by and among Gaucho Group Holdings, Inc. and the Holders listed therein. (34)
10.29	Letter Agreement, dated as of February 8, 2023, by and among Gaucho Group Holdings, Inc. and the Holders listed therein. (35)
10.30	Exchange Agreement, dated as of February 20, 2023, by and among Gaucho Group Holdings, Inc. and the subscribers listed therein. (36)
10.31	Securities Purchase Agreement dated February 21, 2023(37)
10.32	Form of Senior Secured Convertible Note Issued by the Company(37)
10.33	Form of Security and Pledge Agreement(37)
10.34	Form of Stockholder Pledge Agreement(37)
10.35	Form of Registration Rights Agreement(37)
14.1	Amended Code of Business Conduct and Ethics and Whistleblower Policy(8)
14.2	Audit Committee Charter(8)
14.3	Compensation Committee Charter as amended on May 12, 2022(18)
14.4	Nominating Committee Charter adopted by the Board of Directors on June 22, 2022 (20)
21.1	Subsidiaries of Gaucho Group Holdings, Inc.(15)
22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant(15)
23.1	Consent of Marcum LLP dated April 29, 2024*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Clawback Policy for the Recovery of Erroneously Awarded Compensation*
99.1	Algodon Wine Estates Property Map*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
4.	Incorporated by reference to the Company’s Amended Registration Statement on Form S-1/A filed on January 27, 2021.
5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2021.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2021.
7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020.
8.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 12, 2021.
9.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 8, 2021.
11.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2021.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 25, 2022.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 1, 2022.
14.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 21, 2022.
15.	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on April 14, 2022.
16.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 2, 2022.
17.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 13, 2022.
18.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 16, 2022.
19.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 8, 2022.
20.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 24, 2022.
21.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 5, 2022.
22.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 31, 2021.
23.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 3, 2022.
24.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 9, 2022.
25.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 24, 2022.
26.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 23, 2022.
27.	Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A, filed on September 8, 2022.
28.	Incorporated by reference to the Company’s Current Report as amended on Form 8-K/A, filed on November 14, 2022.
29.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 18, 2022.
30.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 1, 2022.
31.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 13, 2022.
32.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 15, 2022.
33.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 16, 2015.
34.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 3, 2023.
35.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 8, 2023.
36.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2023.
37.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2023.
38.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 29, 2024.
*	Filed herewith
**	Furnished, not filed herewith

ITEM 16. FORM 10-K SUMMARY

This Item is optional and the registrant is not required to furnish this information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAUCHO GROUP HOLDINGS, INC.

Dated: April 29, 2024	By:	/s/ Scott L. Mathis
Scott L. Mathis
Principal Executive Officer

Dated: April 29, 2024	By:	/s/ Maria I. Echevarria
Maria I. Echevarria
Principal Financial and Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 29, 2024	By:	/s/ Scott L. Mathis
Scott L. Mathis Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: April 29, 2024	By:	/s/ Maria I. Echevarria
Maria I. Echevarria
Chief Financial Officer (principal financial and accounting officer)

Dated: April 29, 2024	By:	/s/ Peter J.L. Lawrence
Peter J.L. Lawrence
Director

Dated: April 29, 2024	By:	/s/ Reuben Cannon
Reuben Cannon
Director

Dated: April 29, 2024	By:	/s/ Marc Dumont
Marc Dumont
Director

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Gaucho Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gaucho Group Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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
New York, NY
April 29, 2024

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current Assets
Cash	$427,961	$300,185
Accounts receivable, net of allowance of $6,649 and $21,229 at December 31, 2023 and 2022, respectively	41,261	106,156
Accounts receivable - related parties, net of allowance of $1,517,836 and $339,503 at December 31, 2023 and 2022, respectively	-	1,115,816
Mortgages receivable, net of allowance $369,549 and $46,424 at December 31, 2023 and 2022, respectively	675,512	586,631
Inventory	2,031,880	1,888,962
Inventory deposits	161,531	-
Real estate lots held for sale	615,585	559,487
Prepaid expenses and other current assets	343,199	461,637
Total Current Assets	4,296,929	5,018,874
Long Term Assets
Mortgages receivable, non-current portion, net of allowance of $1,067,432 and $150,126 at December 31, 2023 and 2022, respectively	1,850,405	3,278,617
Prepaid commissions on lot sales	281,783	282,055
Property and equipment, net	7,806,370	7,621,257
Operating lease right-of-use asset	1,218,408	1,449,442
Prepaid foreign taxes, net	953,570	916,823
Intangible assets, net	98,147	69,787
Deposits, non-current	54,713	56,130
Total Assets	$16,560,325	$18,692,985

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED

	December 31,
	2023	2022

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$925,422	$917,270
Accrued expenses, current portion	3,719,798	1,664,816
Deferred revenue	1,471,813	1,373,906
Deferred revenue, related party	250,000	-
Operating lease liabilities, current portion	250,711	202,775
Loans payable, current portion	188,169	164,656
Lot sale obligation, net	541,027	-
Convertible debt obligations, net, current portion	1,320,902	-
Derivative liability	738,140	-
Other current liabilities	254,768	100,331
Total Current Liabilities	9,660,750	4,423,754
Long Term Liabilities
Accrued expenses, non-current portion	35,527	66,018
Operating lease liabilities, non-current portion	1,077,697	1,328,408
Loans payable, non-current portion	90,372	91,665
Convertible debt obligations, net, non-current portion	-	1,991,459
Total Liabilities	10,864,346	7,901,304
Commitments and Contingencies (Note 20)
Stockholders’ Equity
Preferred Stock, 902,670 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 4,807,938 and 365,340 shares issued and 4,807,909 and 365,312 shares outstanding as of December 2023 and 2022, respectively	48,079	3,654
Additional paid-in capital	150,588,124	139,156,522
Accumulated other comprehensive loss	(11,104,706)	(10,842,569)
Accumulated deficit	(133,789,163)	(117,479,571)
Treasury stock, at cost, 29 and 28 shares at December 31, 2023 and 2022, respectively	(46,355)	(46,355)
Total Stockholders’ Equity	5,695,979	10,791,681
Total Liabilities and Stockholders’ Equity	$16,560,325	$18,692,985

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022

Sales	$2,151,014	$1,643,716
Cost of sales	(1,616,063)	(1,475,961)
Gross profit	534,951	167,755
Operating Expenses
Selling and marketing	960,601	738,399
General and administrative	9,999,102	7,961,065
Depreciation and amortization	403,064	251,941
Impairment of investment - related party	-	7,000,000
Total operating expenses	11,362,767	15,951,405
Loss from Operations	(10,827,816)	(15,783,650)

Other Expense (Income)
Change in fair value of derivative liability	2,505,731	-
Loss on extinguishment of debt	416,081	2,105,119
Gains from foreign currency remeasurement, net	(605,531)	(478,500)
Inducement expense	-	3,163,318
Interest income	(71,978)	(142,746)
Interest expense	3,488,113	1,694,457
Other income, related party	(362,222)	(300,000)
Total other expense	5,370,194	6,041,648
Net Loss	(16,198,010)	(21,825,298)
Net loss attributable to non-controlling interest	-	72,261
Net Loss Attributable to Common Stockholders	$(16,198,010)	$(21,753,037)

Net Loss per Common Share
Basic and Diluted	$(13.06)	$(123.26)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	1,240,128	176,483

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2023	2022
Net loss	$(16,198,010)	$(21,825,298)
Other comprehensive (loss) income :
Foreign currency translation adjustments	(262,137)	764,877
Comprehensive loss	(16,460,147)	(21,060,421)
Comprehensive loss attributable to non-controlling interests	-	72,261
Comprehensive loss attributable to controlling interests	$(16,460,147)	$(20,988,160)

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2023

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - January 1, 2023	365,340	$3,654	28	$(46,355)	$139,156,522	$(10,842,569)	$(117,479,571)	$10,791,681
Cumulative effect of change upon adoption of ASU 2016-13	-	-	-	-	-	-	(111,582)	(111,582)
Stock-based compensation:
Options	-	-	-	-	113,487	-	-	113,487
Restricted stock units	7,482	75	-	-	307,073	-	-	307,148
Common stock	27,027	270	-	-	149,730	-	-	150,000
Common stock issued for 401(k) employer matching	2,416	24	-	-	32,593	-	-	32,617
Shares issued under the New ELOC, net of offering costs [1]	150,684	1,508	-	-	850,580	-	-	852,088
Common stock and warrants issued for cash in private placement	1,835,790	18,358	-	-	1,994,708	-	-	2,013,066
Shares issued upon conversion of debt and interest	2,380,338	23,803	-	-	5,886,945	-	-	5,910,748
Relative fair value of warrants issued with 2023 Notes, net of issuance costs [2]	-	-	-	-	1,506,319	-	-	1,506,319
Warrant modification	-	-	-	-	392,273	-	-	392,273
Warrants issued for modification of GGH Notes	-	-	-	-	134,779	-	-	134,779
Reduction of warrant exercise price on new debt issuance	-	-	-	-	63,502	-	-	63,502
Cashless warrant exercise	5,131	51	-	-	(51)	-	-	-
True-up adjustment	28	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(16,198,010)	(16,198,010)
Other comprehensive loss	-	-	-	-	-	(262,137)	-	(262,137)
Effect of reverse stock spit	33,702	336	1	-	(336)	-	-	-
Balance - December 31, 2023	4,807,938	$48,079	29	$(46,355)	$150,588,124	$(11,104,706)	$(133,789,163)	$5,695,979

[1]	Includes gross proceeds of $927,060 less $74,972 offering costs.

[2]	Represents $1,609,935 relative fair value of warrants, less $103,616 of allocable issuance costs.

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022

					Additional	Accumulated Other		Gaucho Group Holdings	Non-	Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interest	Equity
Balance - January 1, 2022	82,350	$823	28	$(46,355)	$121,641,238	$(11,607,446)	$(95,726,534)	$14,261,726	$(169,882)	$14,091,844
Common stock issued for cash, net of offering costs[1]	5,005	50	-	-	511,296	-	-	511,346	-	511,346
Shares issued under the New ELOC	1,000	10	-	-	10,076	-	-	10,086	-	10,086
Stock-based compensation:
Common stock	5,421	54	-	-	524,946	-	-	525,000	-	525,000
Options	-	-	-	-	259,611	-	-	259,611	10,354	269,965
Restricted stock units	30,000	300	-	-	579,330	-	-	579,630	-	579,630
Common stock issued for 401(k) employer matching	104	1	-	-	27,820	-	-	27,821	-	27,821
Substantial premium on convertible debt	-	-	-	-	1,683,847	-	-	1,683,847	-	1,683,847
Warrants issued for modification of convertible debt principal	-	-	-	-	849,431	-	-	849,431	-	849,431
Shares issued upon conversion of debt and interest	202,082	2,021	-	-	7,903,540	-	-	7,905,561	-	7,905,561
Inducement loss on debt conversions	-	-	-	-	3,163,318	-	-	3,163,318	-	3,163,318
Common stock issued for purchase of minority interest	8,690	87	-	-	(231,876)	-	-	(231,789)	231,789	-
Common stock issued upon exchange of subsidiary stock options	18,394	184	-	-	(184)	-	-	-	-	-
Common stock issued for acquisition of GDS	10,695	107	-	-	2,194,546	-	-	2,194,653	-	2,194,653
Common stock issued for purchase of domain name	861	9	-	-	39,591	-	-	39,600	-	39,600
Effect of reverse stock split	738	8	-	-	(8)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(21,753,037)	(21,753,037)	(72,261)	(21,825,298)
Other comprehensive income	-	-	-	-	-	764,877	-	764,877	-	764,877
Balance, December 31, 2022	365,340	$3,654	28	$(46,355)	$139,156,522	$(10,842,569)	$(117,479,571)	$10,791,681	$-	$10,791,681

[1]	Includes gross proceeds of $555,811, less $44,465 cash offering costs.

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(16,198,010)	$(21,825,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
Common stock issued for 401(k) employer matching	17,268	32,614
Common stock	300,000	525,000
Options	113,487	269,965
Restricted stock units	307,148	579,630
Non-cash lease expense	231,034	217,767
Gain on foreign currency translation	(605,531)	(478,500)
Depreciation and amortization	451,925	251,941
Amortization of debt discount	2,649,556	1,172,461
Provision for unrealizable assets	2,267,185	100,805
Provision for obsolete inventory	86,001	115,563
Change in fair value of derivative liability	2,505,731	-
Loss on extinguishment of debt	416,081	2,105,119
Impairment of investment	-	7,000,000
Inducement expense	-	3,163,318
Decrease (increase) in assets:
Accounts receivable and mortgages receivable	(49,808)	(608,286)
Employee advances	(18,405)	4,053
Inventory	(285,017)	(530,487)
Inventory deposits	(161,531)	-
Deposits	1,336	-
Prepaid expenses and other current assets	121,688	(76,691)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,474,877	1,862,137
Operating lease liabilities	(202,775)	(175,316)
Deferred revenue	347,907	654,265
Other liabilities	154,437	(60,247)
Total Adjustments	10,122,594	16,125,111
Net Cash Used in Operating Activities	(6,075,416)	(5,700,187)
Cash Flow from Investing Activities
Cash paid to acquire GDS, net of cash acquired	-	(7,560)
Purchase of property and equipment	(615,398)	(1,928,010)
Purchase of intangible asset	(50,000)	(34,999)
Net Cash Used in Investing Activities	(665,398)	(1,970,569)

The accompanying notes are an integral part of these consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Years Ended December 31,
	2023	2022
Cash Flow from Financing Activities
Proceeds from loans payable	185,000	-
Repayments of loans payable	(103,923)	(116,775)
Proceeds from lot sale obligations	525,000	-
Proceeds from the issuance of debt in private placement	-	1,727,500
Repayments of debt obligations	-	(7,000)
Proceeds from the issuance of convertible debt	5,000,000	1,431,500
Financing costs in connection with the issuance of convertible debt	(321,802)	-
Repayments of convertible debt obligations	(862,541)	-
Redemption premiums paid on convertible debt obligations	(156,161)	-
Proceeds from common stock issued for cash	2,013,066	555,811
Offering costs in connection with common stock issued for cash	-	(44,465)
Proceeds from issuance of shares under the New ELOC, net of offering costs [1]	852,088	10,086
Net Cash Provided by Financing Activities	7,130,727	3,556,657
Effect of Exchange Rate Changes on Cash	(262,137)	764,877
Net Increase (Decrease) in Cash	127,776	(3,349,222)
Cash - Beginning of Year	300,185	3,649,407
Cash - End of Year	$427,961	$300,185

Supplemental Disclosures of Cash Flow Information:
Interest paid	$323,638	$215,755
Income taxes paid	$-	$-
Cumulative impact of adoption of ASU 2016-13	$111,582	-

Non-Cash Investing and Financing Activity
Equity issued to satisfy accrued stock-based compensation obligation	$32,617	$27,821
Equity issued as consideration for intangible assets	$-	$39,600
Equity issued for purchase of non-controlling interest	$-	$231,789
Equity issued for acquisition of GDS	$-	$2,194,653
Warrants issued and debt principal exchanged upon modification of convertible debt	$-	$834,323
Common stock issued upon conversion of debt and accrued interest	$5,910,748	$7,905,560
Common stock and GGH restricted stock units issued upon exchange of GGI options	$-	$1,576,648
Cashless warrant exercise	$51	$-
Relative fair value of warrants issued with 2023 Notes, net of allocable issuance costs [2]	$1,506,319	$-
Warrants issued and debt principal exchanged upon modification of convertible debt	$63,502	$-
Debt discount for warrant modification	$392,273	$-
Debt discount for lot sale obligation	$80,096	$-

[1]	Gross proceeds of $927,060, less offering costs of $74,972 for the year ended December 31, 2023.

[2]	Represents $1,609,935 relative fair value of warrants, less $103,616 in allocable issuance costs.

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

As wholly owned subsidiaries of GGH, InvestProperty Group, LLC (“IPG”) and Algodon Global Properties, LLC (“AGP”) operate as holding companies that invest in, develop and operate global real estate and other lifestyle businesses such as wine production and distribution, golf, tennis, and restaurants. GGH operates its properties through its ALGODON® brand. IPG and AGP have invested in two ALGODON® brand projects located in Argentina. The first project is Algodon Mansion, a Buenos Aires-based luxury boutique hotel property that opened in 2010 and is owned by the Company’s subsidiary, The Algodon – Recoleta, SRL (“TAR”). The second project is the redevelopment, expansion and repositioning of a Mendoza-based winery and golf resort property now called Algodon Wine Estates (“AWE”), the integration of adjoining wine producing properties, and the subdivision of a portion of this property for residential development through its subsidiary Gaucho Development S.R.L. (see below).

On June 14, 2021, the Company formed a wholly-owned subsidiary, Gaucho Ventures I – Las Vegas, LLC (“GVI”). GVI is a party to an agreement with LVH Holdings (“LVH”) to develop a project in Las Vegas, Nevada. The business operations of LVH are currently suspended. See Note 17 – Related Party Transactions for additional details.

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

Going Concern and Management’s Liquidity Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of December 31, 2023, the Company had cash of $427,961 and a working capital deficit of $5,363,821. During the years ended December 31, 2023 and 2022, the Company incurred a net loss of $16,198,010 and $21,825,298, respectively, and used cash in operating activities of $6,075,416 and $5,700,187, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, future cash requirements for current liabilities include $4,645,220 for accounts payable and accrued expenses (including cash true up obligations in connection with convertible debt in the amount of $1,484,677), $1,595,698 principal owed in connection with convertible debt, $188,169 for loans payable, $250,711 for future payments under operating leases, and $525,000 of lot sale deposits expected to be refunded. Further, the Company’s convertible debt matured on February 21, 2024 and the Company has subsequently received event of default notices demanding immediate payment of all balances owed in connection with the convertible debt. Balances owed in connection with convertible debt remain outstanding as of the date of the filing of this Annual report on Form 10-K. Future cash requirements for long-term liabilities include $1,077,697 for future payments under operating leases, $90,372 for loans payable, and $35,527 for accrued expenses.

During the period from January 1, 2024 through April 11, 2024 the Company sold 3,054,891 shares of common stock at $0.60 per share pursuant to a private placement, for aggregate gross proceeds of $1,832,934. Also, on February 27, 2024, the Company’s equity line of credit was terminated. See Note 22 - Subsequent Events.

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

Reverse Stock Splits

On November 4, 2022, the Company effected a reverse stock split wherein each 12 shares of common stock outstanding immediately prior to the effective date was combined and converted into one share of common stock. On September 25, 2023, the Company effected another reverse stock split wherein each 10 shares of common stock outstanding immediately prior to the effective date was combined and converted into one share of common stock. All share and per share amounts in this Annual Report have been adjusted to reflect the effect of these reverse stock splits (hereafter referred to collectively as the “Reverse Stock Splits”) as if the Reverse Stock Splits occurred as of the earliest period presented.

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

Highly Inflationary Status in Argentina

The International Practices Task Force (“IPTF”) of the Center for Audit Quality discussed the inflationary status of Argentina at its meeting on May 16, 2018 and categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%. As a result, the Company transitioned its Argentine operations to highly inflationary status as of July 1, 2018. This status was reconfirmed by the IPTF on May 10, 2023.

For operations in highly inflationary economies, monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are translated at historical exchange rates. Under highly inflationary accounting, the Company’s Argentina subsidiaries’ functional currency became the United States dollar. Nonmonetary assets and liabilities existing on July 1, 2018 (the date that the Company adopted highly inflationary accounting) were translated using the Argentine peso (“ARS”)” to United States dollar exchange rate in effect on June 30, 2018, which was 28.880. Since the adoption of highly inflationary accounting, activity in nonmonetary assets and liabilities is translated using historical exchange rates, monetary assets and liabilities are translated using the exchange rate at the balance sheet date, and income and expense accounts are translated at the weighted average exchange rate in effect during the period. Translation adjustments are reflected in income (loss) on foreign currency translation on the accompanying statements of operations. During the years ended December 31, 2023 and 2022, the Company recorded gains (losses) of $605,531 and $478,500 respectively, resulting from translation of the Company’s Argentine subsidiaries’ monetary assets and liabilities.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency

The Company’s functional and reporting currency is the United States dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States dollar, Argentine peso and British pound) except for the Company’s Argentine subsidiaries since July 1, 2018, as described above. The assets and liabilities of Algodon Europe, LTD are translated from its local currency (British Pound) to the Company’s reporting currency using period end exchange rate while income and expense accounts were translated at the average rate in effect during the during the period. The resulting translation adjustment is recorded as part of other comprehensive loss, a component of stockholders’ deficit. The assets, liabilities and income and expense accounts of the Company’s Argentine subsidiaries are remeasured as described above. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Gains and losses resulting from transactions denominated in non-functional currencies between the Company’s subsidiaries are recognized as other comprehensive income.

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

Accounts Receivable and Mortgages Receivable

Accounts receivable primarily represent receivables from hotel guests who occupy rooms and wine sales to commercial customers. Mortgages receivable represent receivables from the sale of real estate lots. ASU 2016-13 (see Recently Adopted Accounting Pronouncements, below) requires certain types of financial instruments, including trade and mortgage receivables, to be presented at the net amount expected to be collected based on historical events, current conditions, and forward-looking information. Under ASU 2016-13, the Company applies a current expected credit loss (“CECL”) impairment model to its trade and mortgage receivables, in which lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. Under the CECL model, receivables with similar risk characteristics are analyzed on a collective (pooled) basis.

Expected credit losses are charged to income in amounts sufficient to maintain an allowance for credit losses inherent in the Company’s accounts receivable and mortgages receivable. Management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. Current expected credit losses charged to expense for the years ended December 31, 2023 and 2022 was $2,307,182 and $0, respectively.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. The Company carries inventory at the lower of cost or net realizable value in accordance with Accounting Standards Codification (“ASC”) 330 “Inventory” and reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. The Company records an allowance for excess, slow moving, and obsolete inventory, calculated as the difference between the cost of inventory and net realizable value. Inventory allowances are charged to cost of sales and establish a lower cost basis for the inventory. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be further reduced, resulting in additional expense and reduced profitability. Wine inventory allowances charged to cost of sales amounted to $0 and $115,563 during the years ended December 31, 2023 and 2022, respectively.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Lots Held for Sale

As the development of a real estate lot is completed and the lot becomes available for immediate sale in its present condition, the lot is marketed for sale and is included in real estate lots held for sale on the Company’s balance sheet. Real estate lots held for sale are reported at the lower of carrying value or fair value less cost to sell. If the carrying value of a real estate lot held for sale exceeds its fair value less estimated selling costs, an impairment charge is recorded. The Company did not record any impairment charge in connection with real estate lots held for sale during the years ended December 31, 2023 or 2022.

Investments

Investments in entities which give the Company the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For investments not requiring equity method accounting, if the investment has no readily determinable fair value, we have elected the practicability exception of ASU 2016-01, under which the investment is measured at cost, less impairment, plus or minus observable price changes from orderly transactions of an identical or similar investment of the same issuer. During 2021, the Company made a $7.0 million investment, representing 11.9% ownership, in LVH Holdings which is accounted for at cost, less impairment (See Note 17 – Related Parties, Amendment to LVH Limited Liability Company Agreement). During the year ended December 31, 2022, management determined that the future cash flows from this investment were not expected to be sufficient to recover its carrying value. As a result, the Company’s investment in LVH is fully impaired at December 31, 2023 and 2022.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $93,878 and $115,338 at December 31, 2023 and 2022, respectively, which represents cash held in Argentine bank accounts.

Foreign Operations

The following summarizes key financial metrics associated with the Company’s continuing operations (for the Company’s operations in the United Kingdom are immaterial for these financial metrics):

	As of December 31,
	2023	2022
Assets - Argentina	$12,795,836	$13,434,803
Assets - U.S.	3,764,489	5,258,182
Total Assets	$16,560,325	$18,692,985

Liabilities - Argentina	$1,717,892	$2,188,229
Liabilities - U.S.	9,146,454	5,713,075
Total Liabilities	$10,864,346	$7,901,304

	For the Years Ended
	December 31,
	2023	2022
Sales - Argentina	$1,911,436	$1,540,955
Sales - U.S.	239,578	102,760
Total Revenues	$2,151,014	$1,643,716

Net loss - Argentina	$(1,184,927)	$(1,023,622)
Net loss - U.S.	(15,013,083)	(20,801,676)
Total Net Loss	$(16,198,010)	$(21,825,298)

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the revenue recognized in the Company’s consolidated statements of operations:

	For the Years Ended
	December 31
	2023	2022

Hotel rooms and events	$1,023,008	$701,669
Clothes and accessories	239,578	139,305
Restaurants	239,314	173,566
Winemaking	220,911	153,356
Agricultural	162,764	181,029
Real estate sales	154,959	184,658
Golf, tennis and other	110,480	101,133
Total Revenues	$2,151,014	$1,643,716

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of December 31,
	2023		2022

Options	2,804		4,061
Warrants	396,244		129,913
Unvested restricted stock units	76,127		51,150
Convertible debt	4,079,623	[1]	89,904	[2]
Total potentially dilutive shares	4,554,798		275,028

[1]	Represents shares issuable upon conversion of $1,595,697 in convertible debt, $253,079 of redemption premium and $91,492 of related accrued interest outstanding as of December 31, 2023 at a conversion price of $0.48 per share, which represents the conversion price in effect as of December 31, 2023. The conversion price of such debt is variable (see Note 14 - Convertible Debt Obligations).

[2]	Represents shares issuable upon conversion of principal and interest outstanding in the aggregate amount of $2,157,687 at a conversion price of $24.00 per share.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2023 and 2022 was $458,166 and $542,110, respectively, and is included in selling and marketing expenses on the accompanying consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not anticipate that the ASU will have a material impact on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures (Topic 280), which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The guidance becomes effective for the Company on January 1, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the rate reconciliation and income taxes paid disclosures. This ASU requires that an entity disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. For the state and local income tax category of the rate reconciliation, entities must disclose a qualitative description of the states and local jurisdictions that make up the majority (greater than 50 percent) of the category. For the income taxes paid disclosures, entities will be required to disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes. The amendments are effective for the Company on January 1, 2026, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-09.

Reclassifications

Certain prior year amounts have been reclassified on the Company’s accompanying consolidated financial statements. The reclassifications were made to the prior period amounts to conform to the current period financial statement presentation and had no impact on the reported results of operations.

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
$2,204,908

4. MORTGAGES RECEIVABLE

The Company offers loans to purchasers in connection with the sale of real estate lots. The loans bear interest at 7.2% per annum and terms generally range from eight to ten years. Principal and interest for each loan is billed and receivable on a monthly basis. The loans are secured by a first mortgage lien on the property purchased by the borrower. Mortgages receivable include the related interest receivable and are presented at amortized cost less an allowance for expected credit losses, in the consolidated financial statements.

Management evaluates each loan individually on a quarterly basis, to assess collectability and estimate a reserve for past due amounts. The total allowance for uncollectable mortgages as of December 31, 2023 and December 31, 2022 was $1,436,981 and $196,550, respectively. Past due principal amounts of $497,588 and $254,683 are included in mortgages receivable, current as of December 31, 2023 and December 31, 2022, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents the maturities of mortgages receivable as of December 31, 2023:

For the years ended December 31,
2024	$1,065,808
2025	409,927
2026	440,436
2027	473,215
2028	480,227
Thereafter	1,093,285
Gross receivable	3,962,898
Less: Allowance	(1,436,981)
Net receivable	$2,525,917

As of December 31, 2023 and December 31, 2022, two borrowers had loans outstanding representing 11% and 10%, respectively, of the total balance of mortgages receivable.

The Company recorded interest income from its mortgages receivable of $62,824 and $142,746 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and December 31, 2022, there is $190,967 and $185,197, respectively, of interest receivable included in mortgages receivable on the accompanying consolidated balance sheets.

5. INVENTORY

Inventory at December 31, 2023 and 2022 was comprised of the following:

	December 31,
	2023	2022

Vineyard in process	$713,104	$516,096
Wine in process	622,167	797,862
Finished wine	37,636	40,735
Clothes and accessories	638,023	552,581
Other	207,686	82,423
	2,218,616	1,989,697
Less: Reserve for obsolescense	(186,736)	(100,735)
Total	$2,031,880	$1,888,962

The Company had deposits for inventory purchases in the amount of $161,531 and $0 as of December 31, 2023 and 2022, respectively.

The Company recorded a provision for obsolete inventory in the amount of $86,001 and $115,563 during the years ended December 31, 2023 and 2022, respectively, related to its clothing and accessories inventory.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2023	2022

Buildings and improvements	$4,393,244	$3,926,884
Real estate development	599,886	541,116
Land	2,202,099	2,194,671
Furniture and fixtures	434,745	425,774
Vineyards	219,766	219,766
Machinery and equipment	770,758	737,433
Leasehold improvements	1,400,663	1,400,663
Computer hardware and software	353,004	312,459
	10,374,165	9,758,766
Less: Accumulated depreciation and amortization	(2,567,795)	(2,137,509)
Property and equipment, net	$7,806,370	$7,621,257

Depreciation and amortization of property and equipment was $430,285 and $247,129 for the years ended December 31, 2023 and 2022, respectively, of which $48,861 and $54,399, respectively, are included in cost of sales and $381,424 and $192,730, respectively are included in operating expenses on the accompanying consolidated statements of operations.

7. INTANGIBLE ASSETS

On February 3, 2022, the Company purchased the domain name Gaucho.com, in exchange for cash consideration of $34,999 and 861 shares of common stock valued at $39,600 (see Note 19 – Stockholders’ Equity, Common Stock). The domain name is being amortized over its useful life of 15 years.

On June 15, 2023, the Company purchased a music video to be used in certain marketing mediums for $50,000 in cash. The music video is being amortized over its useful life of 3 years.

The Company recognized $21,640 and $4,812 of amortization expense during the years ended December 31, 2023 and 2022, respectively, related to the domain name and music video purchased. Future amortization of the Company’s intangible assets are as follows:

For the years ended December 31,
2024	$21,639
2025	21,639
2026	4,972
2027	4,972
2028	4,972
Thereafter	39,953
$98,147

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. PREPAID FOREIGN TAXES

Prepaid foreign taxes, net, of $953,570 and $916,823 at December 31, 2023 and 2022, respectively, consists primarily of prepaid VAT credits. VAT credits are recovered through VAT collections on subsequent sales of products by the Company. Prepaid VAT tax credits do not expire. Prepaid foreign taxes also include Argentine minimum presumed income tax (“MPIT”) credits, which are deemed unrealizable and are fully reserved. MPIT credits expire after ten years.

In assessing the realization of the prepaid foreign taxes, management considers whether it is more likely than not that some portion or all of the prepaid foreign taxes will not be realized. Management considers the historical and projected revenues, expenses and capital expenditures in making this assessment. Based on this assessment, management has recorded a valuation allowance related to MPIT credits of $223,014 and $263,011 as of December 31, 2023 and 2022, respectively.

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

The carrying amounts of the Company’s short-term financial instruments including cash, accounts receivable, advances and loans to employees, prepaid taxes and expenses, accounts payable, accrued expenses and other liabilities approximate fair value due to the short-term nature of these instruments. The carrying value of the Company’s loans payable, debt obligations, convertible debt obligations and derivative liability approximate fair value, as they bear terms and conditions comparable to the market for obligations with similar terms and maturities.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	December 31,
	2023	2022

Accrued compensation and payroll taxes	$1,803,869	$1,123,070
Accrued taxes payable - Argentina	84,494	270,239
Accrued insurance expense	36,352	26,096
Accrued consulting fees	74,512	-
Accrued commissions	66,267	44,465
Accrued interest	130,280	78,368
Accrued cash true up obligation (see Note 14)	1,484,677	-
Other accrued expenses	39,347	122,579
Accrued expenses, current	3,719,798	1,664,817
Accrued payroll tax obligations, non-current	30,003	66,018
Other long term accruals	5,524	-
Total accrued expenses	$3,755,325	$1,730,835

On November 27, 2020, the Company entered into various payment plans, pursuant to which it agreed to pay its Argentine payroll tax obligations over a period of 60 to 120 months. The current portion of payments due under the plan is $75,769 and $209,938 as of December 31, 2023 and 2022, respectively, which is included in accrued taxes payable – Argentina, above. The non-current portion of accrued payroll tax obligations represents payments under the plan that are scheduled to be paid after twelve months. The Company incurred interest expense of $115,562 and $90,141 during the years ended December 31, 2023 and 2022, respectively, related to these payment plans.

11. DEFERRED REVENUE

Deferred revenue is comprised of the following:

	December 31,
	2023	2022
Real estate lot sales deposits	$1,436,758	$1,179,654
Hotel deposits	32,657	44,252
Prepaid management fees	-	150,000
Other	2,398	-
Total	1,471,813	1,373,906
Real estate lot sales deposits from related party	250,000	-
	$1,721,813	$1,373,906

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accepts deposits in conjunction with agreements to sell real estate building lots at Algodon Wine Estates in the Mendoza wine region of Argentina. These lot sale deposits are generally denominated in U.S. dollars. The Company received deposits for seventeen additional lots and recorded deferred revenues in the amount of $662,063 during the year ended December 31, 2023 (of which $250,000 for the purchase of five lots was received from a related party in connection with a Lot Deposit Agreement; see Note 12 – Lot Sale Obligations, below). The Company executed new agreements for the sale of five additional lots during the year ended December 31, 2022 and recorded deferred revenues in the amount of $557,201. Revenue is recorded when the sale closes, and the deeds are issued. The Company recorded revenue upon the closing of the sale of real estate lots in the amount of $154,959 and $184,658 during the years ended December 31, 2023 and 2022, respectively.

12. LOT SALE OBLIGATIONS

The following table summarizes the activity in connection with the Company’s lot sale obligations during the year ended December 31, 2023:

	Lot Sale Obligations
	Lot Sale Obligations	Debt Discount	Lot Sale Obligations, net of discount
Balance at January 1, 2023	$-	$-	$-
Proceeds in connection with Lot Deposit Agreements	525,000	-	525,000
Cost of lots transferrable upon rescission of Lot Deposit Agreements	80,096	(80,096)	-
Amortization of debt discount	-	16,027	16,027
Balance at December 31, 2023	$605,096	$(64,068)	$541,027

Lot Deposit Agreements

During the fourth quarter of 2023, the Company entered into agreements (each, a “Lot Deposit Agreement”) with five investors in the Company (each, a “Purchaser”) , pursuant to which (1) each Purchaser agreed to purchase either two or three real estate lots at a purchase price of $50,000 per lot and provide a deposit in an amount equal to the full purchase price (the “Purchase Amount”) of the lots to be purchased, (2) each Purchaser has the right to rescind the Lot Deposit Agreement at any time between twelve months from the date of the Lot Deposit Agreement but prior to the closing of the lot sale. The lot sale is expected to close approximately eighteen months after the execution of the Lot Deposit Agreement. In the event of such rescission, the Company agrees to refund the Purchase Amount plus interest at a rate of 8.5% compounded quarterly and agrees to transfer title to one residential lot of the Purchaser’s choosing within 30 calendar days of receiving the Purchaser’s written notice to rescind.

The Company entered into Lot Deposit Agreements for the purchase of eleven lots and received Purchase Amounts in the aggregate amount of $525,000, which is recorded as Lot Deposit Obligations on the accompanying consolidated balance sheet. A Purchase Amount of $25,000 is receivable as of December 31, 2023, and will be recorded as additional Lot Sale Obligation when received. The $80,096 aggregate cost of the lots to be transferred in the event of rescission of the Lot Deposit Agreements was recorded as a discount to the lot sale obligations and is being amortized over twelve months using the effective interest method.

Interest Expense on Lot Sale Obligations

The Company recorded interest expense in the amount of $28,864 related to lot sale obligations during the year ended December 31, 2023, which consisted of $12,657 interest accrued at the stated rate of 8.5%, plus amortization of debt discount in the amount of $16,027.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lot Deposit Agreements with Related Parties

On October 30, 2023, the Company entered into a Lot Deposit Agreement with a holder of more than 5% of the Company’s outstanding common stock (the “Related Party Purchaser”) pursuant to which (1) the Related Party Purchaser agreed to purchase five real estate lots at a purchase price of $50,000 per lot and paid a deposit equal to the full purchase price for the purchased lots, (2) the Related Party Purchaser had the right to rescind the Lot Deposit Agreement at any time between twelve months from the date of the Lot Deposit Agreement but prior to the closing of the lot sale. The lot sale is expected to close approximately eighteen months after the execution of the Lot Deposit Agreement. In the event of such rescission, the Company agrees to refund the Purchase Amount plus interest at a rate of 8.5% compounded quarterly and agrees to transfer title to two residential lots of the Related Party Purchaser’s choosing within 30 calendar days of receiving the Related Party Purchaser’s written notice to rescind.

Management believes it is not probable that the Related Party Purchaser will rescind his Lot Deposit Agreement; therefore, the $250,000 proceeds received in connection with the Related Party’s Lot Deposit Agreement are recorded as deferred revenues, related party on the accompanying consolidated balance sheet.

13. LOANS PAYABLE

The Company’s loans payable are summarized below:

	December 31,
	2023	2022

EIDL	$93,541	$93,541
2018 Loan	-	111,137
2022 Loan	-	51,643
2023 Loan	185,000	-
Total Loans Payable	278,541	256,321
Less: current portion	188,169	164,656
Loans Payable, non-current	$90,372	$91,665

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum principal payments under the loans payable are as follows:

For the years ending December 31,
2024	188,169
2025	2,195
2026	2,278
2027	2,365
2028	2,447
Thereafter	81,087
$278,541

2023 Loan

On January 9, 2023, the Company received $185,000 in proceeds on the issuance of a one-year, non-convertible promissory note with a January 9, 2024 maturity date. The note bears interest at a rate of 8% per annum. The Company repaid principal on the 2023 Loan in the amount of $100,000 on February 22, 2024, and the lender has agreed to receive repayment of the remaining balance in August 2024.

EIDL Loan

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

On July 20, 2022, the federal government notified the Company that installment payments on the remainder of the balance of the EIDL Loan would be required starting 30 months from the date of the loan, which is October 19, 2022. The EIDL loan matures on May 22, 2050. On October 3, 2022 the Company made a payment of $459 on the EIDL loan. No additional payments have been made. The Company is currently in default on the EIDL Loan, and the loan is payable upon demand.

2018 Loan

On January 25, 2018 the Company received a bank loan in the amount of $525,000 (the “2018 Loan”), denominated in U.S. dollars. The 2018 Loan bears interest at 6.75% per annum and was due on January 25, 2023. The Central Bank of Argentina issued a rule instructing the deferral of loan payments for any loan outstanding in April of 2020 due to COVID. The deferral extended the maturity date to October 2023. Pursuant to the terms of the 2018 Loan, principal and interest is to be paid in 60 equal monthly installments of $10,311, beginning on February 23, 2018. During the year ended December 31, 2023, the Company paid $111,137 on the 2018 Loan. As of December 31, 2023, the 2018 Loan has been paid in full.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022 Loan

On December 23, 2022, the Company received a bank loan in the amount of $51,643 (the “2022 Loan”), denominated in 9,000,000 Argentine pesos. The loan is payable in twelve installments of principal and interest at a rate of 7.00% of outstanding principal per month. The first payment was due on January 23, 2023 and the last payment is due on December 25, 2023. During the year ended December 31, 2023, the Company paid $9,226 on the 2022 Loan. and recorded an additional decrease of $42,417 in the balance of the 2022 Loan as the result of changes in the exchange rate during the period, which is included in gains from foreign currency translation on the accompanying consolidated statement of operations. As of December 31, 2023, the 2022 Loan has been paid in full.

Interest Expense on Loans Payable

The Company incurred interest expense related to the loans payable in the amount of $30,651 and $10,642 during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and December 31, 2022, there is accrued interest of $38,787 and $9,437, respectively, related to the Company’s loans payable.

14. CONVERTIBLE DEBT OBLIGATIONS

Activity related to the Company’s convertible debt obligations is as follows:

							Convertible debt,
	GGH Notes	Investor Notes	October Notes	2023 Note	Total Principal	Debt Discount	net of discount
Balance at January 1, 2022	$6,480,000	$-	$-	$-	$6,480,000	$(751,652)	$5,728,348
Notes issued	-	1,727,500	1,431,500	-	3,159,000	-	3,159,000
Note principal exchanged for warrants	(900)	-	-	-	(900)	(848,531)	(849,431)
Debt principal converted to common stock	(4,481,191)	(1,727,500)	(1,431,500)	-	(7,640,191)	-	(7,640,191)
Amortization of debt discount	-	-	-	-	-	1,172,461	1,172,461
Extinguishment loss	-	-	-	-	-	421,272	421,272
Balance at December 31, 2022	1,997,909	-	-	-	1,997,909	(6,450)	1,991,459
Notes issued	-	-	-	5,617,978	5,617,978	(2,509,601)	3,108,377
Warrant modification in connection with Letter Agreement	-	-	-	-	-	(392,273)	(392,273)
Debt principal converted to common stock	(1,335,439)	-	-	(3,822,210)	(5,157,649)	-	(5,157,649)
Principal repayments	(662,470)	-	-	(200,071)	(862,541)	-	(862,541)
Amortization of debt discount	-	-	-	-	-	2,633,529	2,633,529
Balance at December 31, 2023	$-	$-	$-	$1,595,697	$1,595,697	$(274,795)	$1,320,902

GGH Convertible Notes

On November 3, 2021, the Company sold senior secured convertible notes of the Company, in the aggregate original principal amount of $6,480,000 (the “GGH Notes”), for gross proceeds of $6,000,000. The GGH Notes were due and payable on the first anniversary of the issuance date (the “Maturity Date”), bore interest at 7% per annum and were originally convertible into shares of common stock of the Company at a conversion price of $420.00 per share (subject to adjustment for standard anti-dilution events). Interest is payable in cash quarterly in arrears. Holders of GGH Notes may convert any portion of outstanding and unpaid principal and interest at any time, subject to a 4.99% beneficial ownership limitation.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The GGH Notes ranked senior to all outstanding and future indebtedness of the Company and its subsidiaries and were secured by all existing and future assets of the Company, as well as shares of common stock and certain options to purchase common stock of the Company owned by the President and CEO of the Company. Holders of GGH Notes were entitled to certain registration rights, pursuant to a registration rights agreement between the holders of the GGH Notes and the Company, dated November 9, 2021.

Upon the issuance of the GGH Notes, the Company recorded a debt discount at issuance in the aggregate amount $950,813, consisting of (i) the $480,000 difference between the aggregate principal amount of the GGH Notes and the cash proceeds received, and (ii) financing costs in the aggregate amount of $470,813. The debt discount was amortized using the effective interest method over the term of the GGH Notes.

The GGH Notes included several embedded features that require bifurcation. However, management has determined that the value of these bifurcated derivatives was de minimis as of November 3, 2021 (date of the agreement) and December 31, 2022.

Pursuant to the original terms of the GGH Notes, beginning on February 7, 2022, the Company was to make nine monthly payments consisting of principal in the amount of $720,000, plus (i) accrued interest and (ii) a make-whole amount equal to the additional interest that would accrue if the entire GGH Notes principal remained outstanding through the Maturity Date.

On February 22, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with holders of GGH Notes. Pursuant to the Exchange Agreement, the Company was able to defer monthly principal payments until May 7, 2022 and make six monthly payments in the amount of $1,080,000, plus accrued interest and make-whole amount. As consideration for entering into the Exchange Agreement, $300 of aggregate principal amount the GGH Notes was exchanged for three-year warrants (the “GGH Warrants”) for the purchase of an aggregate of 6,250 shares of the Company’s common stock at an exercise price of $210.00 per share, which had an aggregate grant date value of $731,856. The Exchange Agreement was accounted for as a debt modification and the grant date value of the GGH Warrants less $300 principal exchanged for the warrants was recorded as additional debt discount.

On May 2, 2022, the Company entered into a letter agreement with the holders of GGH Notes (the “Letter Agreement #1”). The Letter Agreement #1 provided for the reduction of the conversion price for shares of the Company’s common stock from $420.00 to $162.00 between May 3, 2022 through May 13, 2022. During the period from May 3, 2022 through May 11, 2022, principal, interest and fees in the amount of $357,498 were converted into 2,207 shares of common stock at a conversion price of $162.00 per share. The Company recorded inducement expense in the amount of $198,096 as a result of the conversion of debt and interest pursuant to the Letter Agreement.

On May 12, 2022, the Company entered into a conversion agreement with the holders of GGH Notes (the “Letter Agreement #2”) pursuant to which the parties agreed to reduce the Conversion Price to $114.00 and the holders of GGH Notes have committed to converting principal outstanding under the GGH Notes in an amount equal to 4.90% of the outstanding shares of common stock of the Company. The reduction in conversion price was accounted for as debt extinguishment. The Company recorded a loss on extinguishment of debt of $2,105,119, which consisted of (i) $421,272 to eliminate the debt discount related to the cancelled notes, plus (ii) $1,683,847, which represented the difference between the previous net carrying amount and the fair value of the modified debt instrument. On May 13, 2022 principal, interest and fees in the amount of $1,165,099 were converted into 10,220 shares of common stock at conversion price of $114.00 per share, of which 4,968 shares had been previously issued as pre-delivery shares on November 9, 2021 and the remaining 5,252 shares were issued on May 13, 2022.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the modified debt instrument at the extinguishment date was determined to be $7,831,248, which consisted of principal in the amount of $6,147,401 and the fair value of the embedded conversion option (“ECO”) of $1,683,847. The fair value of the ECO was determined using the Black Scholes Option Pricing Model (which is considered to be a Level 3 fair value measurement) with the following assumptions used: contractual term - 0.48 years; expected volatility – 61%; expected dividends – 0%. The fair value of the ECO was recorded as additional paid in capital.

On July 1, 2022, the Company entered into another letter agreement with the holders of GGH Notes (the “Letter Agreement #3”). The Letter Agreement #3 provided for the reduction of the conversion price for shares of the Company’s common stock from $114.00 to $36.00 between July 5, 2022 through September 5, 2022.

During the period from July 7 through August 30, 2022, GGH Notes with principal, interest and fees in the amount of $3,201,894 were converted into 88,942 shares of common stock at a conversion price of $36.00 per share. The Company recorded inducement expense in the amount of $2,965,222 as a result of the conversion of debt and interest pursuant to Letter Agreement #3.

On September 22, 2022, the Company and the Holders of the GGH Notes entered into another exchange agreement (the “Exchange Agreement #2”) with the Holders in order to amend and waive certain provisions of the Existing Note Documents and exchange $300 in aggregate principal amount of the GGH Notes, on the basis and subject to the terms and conditions set forth in the Exchange Agreement #2, for three-year warrants to purchase up to 9,092 shares of the Company’s Common Stock at an exercise price of $38.20. The Exchange Agreement #2 amended the original terms of payment of the Existing Notes and waived payment of principal and interest due on each of September 7, 2022 and October 7, 2022. All principal, interest, and fees became due on the maturity date of November 9, 2022. The Exchange Agreement #2 was accounted for as a debt modification and the grant date fair value of the warrants valued at $102,167 less $300 principal exchanged for the warrants was recorded as additional debt discount.

On November 30, 2022, the Company and the Holders entered into another exchange agreement (the “Exchange Agreement #3”) with the Holders in order to amend and waive certain provisions of the Existing Note Documents and exchanged $300 in aggregate principal amount of the GGH Notes, on the basis and subject to the terms and conditions set forth in the Exchange Agreement #3, for three-year warrants to purchase up to 4,381 shares of the Company’s Common Stock at an exercise price of $24.00 and warrants to purchase up to 4,381 shares of the Company’s Common Stock at an exercise price of $60.00. The Exchange Agreement #3 extended the maturity date of the Existing Notes from November 9, 2022 to February 9, 2023 and waived all other payments due until February 9, 2023. The Exchange Agreement #3 was accounted for as a debt modification and the grant date fair value of the warrants valued at $15,108 less $300 principal exchanged for the warrants was recorded as additional debt discount.

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

Between February 3 and February 15, 2023, the holders elected to convert an aggregate of $1,571,553 in principal and interest, of which $1,335,439, $124,049, and $112,065 was principal, interest and premium converted, into 83,333 shares of common stock at prices ranging from $14.50 to $24.00 per share. The premium converted in connection with the GGH Notes was recorded as a loss on extinguishment.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 8, 2023, the Company and the holders of the remaining GGH Notes entered into a fifth letter agreement (“Letter Agreement #5). Pursuant to Letter Agreement #5, the parties agreed to extend the maturity date of the notes from February 9, 2023 to February 28, 2023.

On February 20, 2023, the Company entered into another exchange agreement (the “Exchange Agreement #4”) with the remaining holders of the GGH Notes, pursuant to which warrants for the purchase up to an aggregate of 15,000 shares of the Company’s common stock at an exercise price of $1.00 were issued as consideration for extending the maturity date in connection with Letter Agreement #5. The warrants have a grant date fair value of $134,779 and expire on the second anniversary of the date of issuance. Because the value of the new warrants was deemed to be substantial as compared to the $662,470 remaining principal of the GGH Notes, the transaction was accounted for as an extinguishment of old notes which were replaced with the new note. The fair value of the warrants was recorded as a loss on extinguishment and is reflected under Other Expense (Income) in the accompanying consolidated statement of operations.

On February 21, 2023, the Company redeemed the remaining GGH Notes for $905,428, which consisted of $662,470 of principal, $118,909 of accrued interest and $124,049 of redemption premium, the latter of which was charged to extinguishment loss. As of December 31, 2023, there are no remaining obligations pursuant to the GGH Notes.

Investor Notes

During the period from July 13, 2022 through August 30, 2022, the Company issued convertible promissory notes to certain investors (the “Investor Notes”) in the aggregate amount of $1,727,500. Pursuant to the terms of the Investor Notes, if the stockholders approve for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of shares of up to 125,000 of the Company’s common stock upon the conversion of the Investor Notes, without giving effect to Nasdaq’s 20% Rule, the Investor Notes were to be automatically converted into units consisting of one share of common stock and one warrant to purchase one share of common stock at a price equal to the lesser of (a) $66.00 per unit or (b) the three-day volume weighted average closing price (“VWAP”) of the Company’s common stock beginning on the date that is two days prior to stockholder approval of such conversion at the 2022 annual stockholder meeting.

At the annual stockholder meeting held on August 30, 2022, the Company obtained the requisite stockholder approval, and the Investor Notes comprised of $1,727,500 and $8,252 in interest, were automatically converted into an aggregate of 45,459 units based on a conversion price of $38.20, which represents the three-day VWAP of the Company’s common stock beginning on the date that is two days prior to stockholder approval of such conversion at the 2022 annual stockholder meeting. Each warrant issued upon the conversion of the Investor Notes is exercisable at a price of $38.20 and expires one year from the date of issuance. There is no balance outstanding related to the Investor Notes as of December 31, 2023 or 2022.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October Notes

On October 22, 2022, the Board of Directors approved an offering of up to $1.5 million of 7% convertible promissory notes with a one-year maturity to accredited investors (the “October Notes).

The October Notes were to be mandatorily converted upon the earlier to occur of: (i) the date of execution of a ground lease in connection with the previously announced agreement to develop a project in Las Vegas, Nevada (see Note 1 - Business Organization and Nature of Operations); or (ii) the date the Company obtains stockholder approval to issue shares of the Company’s common stock in accordance with Nasdaq Listing Rule 5635(d) (each, a “Mandatory Conversion Event”).

Upon a Mandatory Conversion Event, the October Notes will be converted into units (“Units”), with each Unit consisting of one share of common stock and a one-year warrant for the purchase of one share of common stock, exercisable at $60.00 per share, at a conversion price equal to the lower of (a) $25.20 per share or (b) the three-day volume weighted average closing price beginning on the date that is two days prior to the Mandatory Conversion Event, subject to a floor price on conversion of $24.00 per share.

On December 19, 2022, at a special meeting of the stockholders of the Company, the stockholders approved, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of up to 125,000 shares of the Company’s common stock upon the conversion of the October Notes without giving effect to the 19.99% cap provided under Nasdaq Rule 5635(d).

Also on December 19, 2022, October Notes representing a total of $1,431,500 of principal and $13,817 of interest were mandatorily converted into 60,223 units (“Units”) at a conversion price of $24.00 per Unit. There is no balance outstanding related to the October Notes as of December 31, 2023 or 2022.

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

The 2023 Note is convertible into shares of common stock of the Company at a conversion price equal to the lower of (i) $13.40 (subject to adjustment for standard anti-dilution events, the non-exempt issuance of common stock for less than $13.40 per share and the issuance of additional variable price securities); (ii) the trading price on the day immediately prior to conversion or (iii) the average trading price of the Company’s common stock for the five days preceding conversion (collectively the “Conversion Price”), subject to a floor price of $2.70. If the Conversion Price in effect on the date of conversion is less than $2.70, the Investor is entitled to a cash true up payment equal to the difference between the conversion dollar amount and the value of shares issued upon conversion (the “Cash True Up Provision”). The Investor may convert any portion of outstanding and unpaid principal and interest owed on the 2023 Note at any time, subject to a 4.99% beneficial ownership limitation (see Note 22 – Subsequent Events).

The 2023 Note matures on the first anniversary of the issuance date (the “Maturity Date”) and bears interest at a rate of 7% per annum (increasing to 18% upon event of default), which is payable either in cash monthly, or by way of inclusion in the accrued interest in the conversion amount on the conversion date. Interest includes a make-whole amount equal to the additional interest that would accrue if the entire 2023 Note principal remained outstanding through the Maturity Date.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 21, 2023, an Event of Default occurred with respect to the 2023 Note as a result of not making the required quarterly payment due on that date (the “May 2023 Default Event”). On August 11, 2023, the Company and the Investor entered into a letter agreement pursuant to which, among other things: (i) the Investor agreed to forbear from issuing an Event of Default Notice and Event of Default Redemption Notice; (ii) the requirement in the 2023 Note to pay interest monthly in cash is waived for payments due August 1, 2023 through December 31, 2023; (iii) the application of the default interest rate (18%) on the 2023 Note is waived for the period from May 21, 2023 through December 31, 2023, (iv) the requirement for the Company to prepay, redeem, or convert one quarter the initial principal owed on the 2023 Note, plus any outstanding interest and make-whole amount by each three-month anniversary of the issuance date was waived through December 31, 2023; (v) the Company adjusted the exercise price of the 2023 Note Warrant from $13.40 to $4.50; and (vi) the Investor may continue to convert the 2023 Note at the Event of Default Conversion Price or at $4.50. The reduction of the exercise price of the 2023 Note Warrant represented a warrant modification resulting in incremental value in the amount of $392,273, which was recorded as additional debt discount and will be amortized over the remaining term of the 2023 Note.

Pursuant to the SPA and 2023 Note, on October 5, 2023, the Company and the Holder entered into the first amendment to 2023 Note which amends the 2023 Note and lowers the floor price for conversion of the 2023 Note from $2.70 to $0.40.

During the year ended December 31, 2023, the Company made redemption payments in the aggregate amount of $246,186 related to the 2023 Note, which included principal repayments of $200,071, accrued interest of $14,004 and redemption premiums of $32,111. The Company recorded a loss on extinguishment for the amount of redemption premiums paid.

During the year ended December 31, 2023, the Company issued 2,297,005 shares of its common stock with a value at issuance of $4,339,195 upon the conversion of $3,822,210 of principal, $220,996 of interest, $13,077 of redemption premium and $1,767,591 of derivative liabilities (including default premiums and redemption feature, see Derivative Liability, below) in connection with the 2023 Note (the “Conversion Amount”) at conversion prices between $0.48 and $7.79 per share. The $1,484,677 excess of the Conversion Amount over the value of the shares issued represents a liability for the cash true up payment owed to the holder in connection with the Cash True Up Provision described above, and is included in accrued expense, current portion in the accompanying consolidated balance sheet. The $13,077 of redemption premium converted is included in loss on extinguishment of debt on the accompanying consolidated statement of operations.

Derivative Liability

The Event of Default Conversion Price represents a redemption feature, which was bifurcated from the 2023 Note host and recorded as a derivative liability. During the year ended December 31, 2023, the Company has recorded $2,505,731, in connection with the change in fair value of the derivative liability, which represents the difference between shares issuable upon conversion with no event of default, and the value of shares issuable upon conversion of debt at the Event of Default Conversion Price.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of the changes in the fair value of the derivative liability that are measured at fair value on a recurring basis:

Balance at January 1, 2023	$-
Fair value of derivative liability upon issuance of 2023 Notes	-
Add: change in fair value of derivative liability upon May 2023 Default Event	2,141,117
Add: fair value of derivative associated with convertible interest accrued during the period	364,614
Less: fair value of derivative associated with 2023 Note balances converted during the period	(1,767,591)
Balance at December 31, 2023	$738,140

Interest Expense on Convertible Debt Obligations

The Company incurred total interest expense of approximately $3,281,676 and $1,683,815 related to its convertible debt obligations during the years ended December 31, 2023 and 2022, respectively.

Interest expense during the year ended 2023 consisted of (i) $648,145 of interest and make-whole interest accrued at stated interest rates and (ii) amortization of debt discount in the amount of $2,633,531. Interest expense during the year 2022 consisted of approximately (i) $510,851 of interest and make-whole interest accrued at stated interest rates; (ii) amortization of debt discount in the amount of approximately $1,172,461.

15. INCOME TAXES

The Company files tax returns in United States (“U.S.”) Federal, state and local jurisdictions, plus Argentina and the United Kingdom (“U.K.”).

United States and international components of income before income taxes were as follows:

	For The Years Ended
	December 31,
	2023	2022

United States	$(15,084,612)	$(20,801,676)
International	(1,113,398)	(1,023,622)
Loss before income taxes	$(16,198,010)	$(21,825,298)

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision (benefit) consisted of the following:

	For The Years Ended
	December 31,
	2023	2022
Federal
Current	$-	$-
Deferred	1,457,695	(5,845,450)

State and local
Current	-	-
Deferred	(1,057,573)	1,643,976

Foreign
Current	-	-
Deferred	3,419	35,005
Income tax provision (benefit) before valuation allowance	403,541	(4,166,469)
Change in valuation allowance	(403,541)	4,166,469
Income tax provision (benefit)	$-	$-

For the years ended December 31, 2023 and 2022, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For The Years Ended
	December 31,
	2023	2022
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	4.3%	(6.5)%
Permanent differences	9.8%	8.9%
Write-off of deferred tax assets	1.6%	2.8%
Prior period true up	5.3%	(7.4)%
Other	(0.2)%	4.1%
Change in valuation allowance	0.2%	19.1%

Income tax provision (benefit)	0.0%	0.0%

As of December 31, 2023 and 2022, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	December 31,
	2023	2022
Net operating loss	$23,207,533	$24,283,176
Stock based compensation	654,475	156,631
Argentine tax credits	31,777	35,196
Receivable allowances	484,279	306,698
Total deferred tax assets	24,378,064	24,781,701
Valuation allowance	(24,378,064)	(24,781,605)
Deferred tax assets, net of valuation allowance	-	96
Excess of book over tax basis of warrants	-	(96)
Net deferred tax assets	$-	$-

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, the Company has approximately $86,744,000 of gross U.S. federal net operating losses (“NOLs”). Approximately $50,519,000 of the federal NOLs will expire from 2023 to 2037 and approximately $36,225,000 have no expiration date. These NOL carryovers are subject to annual limitations under Section 382 of the U.S. Internal Revenue Code because there was a greater than 50% ownership change, as determined under the regulations, on or about June 30, 2012. We have determined that, due to those annual limitations under Section 382, an additional $6,300,000 of NOLs will expire unused and are not included in the available NOLs stated above. Therefore, we have reduced the related deferred tax asset for NOL carryovers by approximately $2,810,000 from June 30, 2012 forward. The Company’s NOLs generated through the date of the ownership change on June 30, 2012 are subject to an annual limitation of approximately $1,000,000. The Company remains subject to the possibility that a greater than 50% ownership change could trigger additional annual limitations on the usage of NOLs. As of December 31, 2022, the Company had approximately $85,374,000 of gross U.S. federal net operating losses (“NOLs”), which included approximately $4,100,000 of GGI NOLs.

As of December 31, 2023, the Company has Florida, New York State and New York City NOLs of approximately $15,816,000, $53,689,000 and $30,130,000, respectively. These NOLs include approximately $0 of GGI NOLs. As of December 31, 2022, the Company had gross Florida, New York State and New York City NOLs of approximately $9,049,000, $56,193,000 and $32,597,000, respectively. The Florida NOLs will expire from 2041 – 2043. All of the New York State and New York City NOLs will expire from 2035 to 2038. During the year ended December 31, 2021, the Company re-established nexus in New York State and New York City as the Company has employees located there. The previously written off NOL’s and related deferred tax assets (that have been reduced by a valuation allowance of a corresponding amount) have been reinstated.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized. The valuation allowance for the year ended December 31, 2023 and 2022 (decreased) increased by approximately ($403,500) and $4,200,000, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2023 and 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company has U.S. tax returns subject to examination by tax authorities beginning with those filed for the year ended December 31, 2019 (or the year ended December 31, 2023 if the Company were to utilize its NOLs). No tax audits were commenced or were in process during the years ended December 31, 2023 and 2022. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SEGMENT DATA

The Company’s financial position and results of operations are classified into three reportable segments, consistent with how the CODM makes decisions about resource allocation and assesses the Company’s performance.

●	Real Estate Development, through AWE and TAR, including hospitality and winery operations, which support the ALGODON® brand.

●	Fashion (e-commerce), through GGI, including the manufacture and sale of high-end fashion and accessories sold through an e-commerce platform.

●	Corporate, consisting of general corporate overhead expenses not directly attributable to any one of the business segments.

The following tables present segment information for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31, 2023
	Real Estate	Fashion
	Development	(e-commerce)	Corporate	TOTAL
Revenues	$1,911,436	$239,578	$-	$2,151,014
Revenues from Foreign Operations	$1,911,436	$-	$-	$1,911,436
Depreciation and Amortization	$111,905	$222,379	$68,780	$403,064
Loss from Operations	$(1,712,798)	$(1,695,224)	$(7,419,794)	$(10,827,816)
Interest Income	$(71,978)	$-	$-	$(71,978)
Interest Expense	$166,276	$-	$3,321,837	$3,488,113
Net Loss	$(731,276)	$(1,695,224)	$(13,771,510)	$(16,198,010)
Capital Expenditures	$577,859	$5,173	$32,366	$615,398
Total Property and Equipment, net	$6,651,946	$1,154,424	$-	$7,806,370
Total Property and Equipment, net in Foreign Countries	$6,651,946	$-	$-	$6,651,946
Total Assets	$13,004,982	$3,110,117	$445,226	$16,560,325

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2022
	Real Estate	Fashion
	Development	(e-commerce)	Corporate	TOTAL
Revenues	$1,540,955	$102,760	$-	$1,643,716
Revenues from Foreign Operations	1,540,955	-	-	1,540,955
Depreciation and Amortization	152,183	58,279	41,479	251,941
Loss from Operations	(1,516,746)	(1,622,122)	(12,644,782)	(15,783,650)
Interest Income	(142,746)	-	-	(142,746)
Interest Expense	99,366	-	1,595,091	1,694,457
Net Loss	(7,694,866)	(1,622,122)	(12,508,310)	(21,825,298)
Capital Expenditures	894,251	974,544	59,215	1,928,010
Total Property and Equipment, net	6,234,856	1,369,205	17,196	7,621,257
Total Property and Equipment, net in Foreign Countries	6,234,856	-	-	6,234,856
Total Assets	$13,504,914	3,522,415	$1,665,656	$18,692,985

17. RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

As of December 31, 2023 and December 31, 2022 the Company had accounts receivable – related parties of $0 and $1,115,816 net of allowances for expected credit losses of $1,517,836 and $339,503, respectively, representing the net realizable value of advances made to, and expense sharing obligations receivable from, separate entities under common management.

During the years ended December 31, 2023 and 2022, the Company made advances in the amount of $187,144 and $272,920, respectively, to the related entities, and paid expenses on behalf of the related entities (pursuant to the expense sharing agreements discussed below) in the amount of $579,661 and $742,943, respectively. The Company received repayments from the related parties in the amount of $704,288 and $825,000 during the years ended December 31, 2023 and 2022, respectively.

The Company recorded an allowance of $111,582 for related party credit losses upon the adoption of ASU 2016-13 on January 1, 2023. The Company recorded additional credit losses related to accounts receivable, related parties of $1,066,751 during the year ended December 31, 2023, which is reflected within general and administrative expenses on the on the accompanying consolidated statements of operations. Credit losses charged to expense in connection with accounts receivable related parties was $0 for the year ended December 31, 2022.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a Related Party to share expenses such as office space, support staff, professional services, and other operating expenses (the “Related Party ESA”). During the years ended December 31, 2023 and 2022, the Company recorded a contra-expense of approximately $705,994 and $742,943, respectively, related to the reimbursement of general and administrative expenses as a result of the agreement.

Investment in Related Party

On June 16, 2021, the Company, through its wholly owned subsidiary, GVI, entered into the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) of LVH Holdings LLC (“LVH”), for the purpose of developing a project in Las Vegas, Nevada (the “Las Vegas Project”) in order to pursue opportunities in lodging, hospitality retail and gaming. The LLC Agreement, as amended, required the dissolution of LVH if LVH was not successful in executing a ground lease for the project by December 31, 2023. LVH was organized on May 24, 2021 pursuant to the Delaware Limited Liability Act (the “Delaware Act”) with a sole member of SLVH LLC, a Delaware limited liability company (“SLVH”).

The managing member of SLVH (the “SLVH Member”) holds a 20% membership interest in SLVH and was a member of the Company’s Board of Directors (the “Board”) as of the date of the LLC Agreement. Pursuant to the Company’s Related Party Transactions Policy, adopted as amended on March 25, 2021 by the Board of Directors of the Company, this SLVH Member was considered a related party with respect to this transaction and provided notice of his interest to the Board. The disinterested members of the Board unanimously approved the transaction pursuant to such Related Party Transactions Policy and the Code of Business Conduct and Ethics and Whistleblower Policy, also adopted by the Board on March 25, 2021. The SLVH Member resigned from the Company’s Board effective December 31, 2023.

Pursuant to the terms of the LLC Agreement, upon the execution of the LLC Agreement, GVI made an initial capital contribution to LVH, in cash, in the amount of exactly $1 million and received 56.6 limited liability company interests (the “LVH Units”) in LVH. On July 16, 2021, the Company made an additional capital contribution to LVH in the amount of $2.5 million and received an additional 141.4 LVH Units, and on November 10, 2021, the Company made an additional capital contribution to LVH in the amount of $3.5 million and received an additional 198 LVH Units. On June 7, 2022, the Company, through GVI, executed a Second Amendment to the Amended and Restated Limited Liability Company Agreement of LVH to modify the rules for distributions to the members of LVH, and modify the number, amount and timing of GVI’s additional capital contributions to LVH. As of December 31, 2023 and 2022, the Company owned an aggregate of 396 LVH Units, representing 11.9% ownership of LVH.

The aggregate capital contribution of $7,000,000 as of December 31, 2021 was included within investment – related parties on the consolidated balance sheet. As of December 31, 2022, LVH had not yet executed a lease for the Las Vegas project, and the Company determined that its investment in LVH was likely not recoverable. Accordingly, the Company recorded impairment expense in the amount of $7,000,000, such that the carrying amount of the Company’s investment in LVH is $0 as of December 31, 2023 and 2022.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Letter of Agreement with LVH

On September 27, 2023, the Company through its wholly owned subsidiary, GVI, executed a Letter Agreement between the Company and LVH to (i) suspend the business operations of LVH; (ii) to waive the provision requiring the dissolution of LVH if no ground lease is signed, (iii) release and terminate certain obligations of the members or their affiliates to contribute capital or perform services to or for the benefit of LVH, and (iv) to return all available cash to GVI. GVI received cash in the amount of $137,222 representing the return of cash in excess of agreed upon reserves, which is included in other income on the accompanying consolidated statement of operations.

Management Fee Income

During the years ended December 31, 2023 and 2022, the Company recorded income of $225,000 and $300,000 respectively, representing management fees received from LVH pursuant to a June 2021 agreement with LVH. As of December 31, 2023 and 2022, the Company has deferred revenue in the amount of $0 and $150,000, respectively, related to prepaid management fees received from LVH.

18. BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. For the years ended December 31, 2023 and 2022, the Company recorded a charge associated with its contribution of approximately $17,268 and $32,614, respectively. This charge has been included as a component of general and administrative expenses in the accompanying consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair market value of its common stock on the date the shares are issued. On January 23, 2023, the Company issued 2,416 shares valued at $13.50 per share in satisfaction of $32,617 of 401(k) contribution liabilities. On March 31, 2022, the Company issued 104 shares at $267.51 per share in satisfaction of $27,821 of 401(k) contribution liabilities.

19. STOCKHOLDERS’ EQUITY

Authorized Shares

Common Shares Authorized

The Company is authorized to issue up to 150,000,000 shares of common stock, $0.01 par value per share, pursuant to the Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 22, 2023 (the “Amended and Restated Certificate of Incorporation”) .

On November 4, 2022, the Company effected a reverse stock split in the ratio of 1 share of common stock for 12 previously issued shares of common stock and filed an amended and restated certificate of incorporation (the “2022 Reverse Stock Split”). There were 738 fractional shares issued as a result of the 2022 Reverse Stock Split, which were rounded up to the nearest whole number.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 25, 2023, the Company effected a reverse stock split in the ratio of 1 share of common stock for 10 previously issued shares of common stock, pursuant to the Amended and Restated Certificate of Incorporation.

As of December 31, 2023 and 2022, there were 4,807,938 and 365,340 shares of common stock issued, and 4,807,909 and 365,312 shares outstanding, respectively.

Preferred Shares Authorized

Effective September 16, 2022, the Company filed an amended and restated certificate of incorporation (the “2022 Amended and Restated Certificate of Incorporation”) with the Secretary of State of the State of Delaware to reflect the reduction in the number of authorized shares of preferred stock from 11,000,000 shares to 902,670 shares as a result of the previous conversion of the Series A Convertible Preferred into shares of common stock of the Company. There were no shares of preferred stock issued or outstanding at December 31, 2023 and 2022.

Equity Incentive Plans

On July 27, 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by the Company’s shareholders on September 28, 2018. The 2018 Plan provides for grants for the purchase of up to an aggregate of 10,000 shares, including incentive and non-qualified stock options, restricted and unrestricted stock, loans and grants, and performance awards. The number of shares available under the 2018 Plan will automatically increase on January 1 of each year by the amount equal to 2.5% of the total number of shares outstanding on such date, on a fully diluted basis. Further, any shares subject to an award issued under the 2018 Plan, the 2016 Stock Option Plan or the 2008 Stock Option Plan that are canceled, forfeited or expired shall be added to the total number of shares available under the 2018 Plan.

On August 30, 2022, the stockholders approved an increase of the number of shares authorized to be awarded under the 2018 Equity Incentive Plan to 25% of the Company’s common stock outstanding on a fully diluted basis as of the date of stockholder approval. As a result of the stockholder’s approval, the number of shares authorized to be awarded was 84,803 shares.

As of December 31, 2023, there were 16,453 shares available for issuance under the 2018 Equity Incentive Plan. On January 1, 2024, the 2.5% automatic increase to available shares provided for an additional 234,193 shares.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No equity awards were granted pursuant to the 2018 Gaucho Plan during the years ended December 31, 2023 or 2022. As of December 31, 2023, no options remain outstanding under the 2018 Gaucho Plan. While the 2018 Gaucho Plan is still in effect, GGI plans to terminate the 2018 Gaucho Plan as a result of the acquisition by the Company of the remaining 21% interest in GGI in March 2022.

Common Stock

On February 3, 2022, the Company issued 125 shares of common stock and paid $34,999 cash as consideration for the purchase of the domain name Gaucho.com. The seller is entitled to additional shares if the closing price per share is less than $316.80 on August 14, 2022, such that the collective value of the total shares issued to the seller has a fair market value of $39,600. (See Note 7 - Intangible Assets). On August 14, 2022, the closing price per share was $43.20. As a result, the Company issued 736 additional shares to the seller of the domain name.

On February 3, 2022, the Company issued 10,695 shares of its common stock, valued at $2,194,653, to Hollywood Burger Holdings, Inc, a company with whom GGH shares common management, in exchange for a 100% ownership interest in Hollywood Burger Argentina S.R.L., now Gaucho Development S.R.L. (see Note 3 - Acquisition of Hollywood Burger Argentina S.R.L.). The purpose of the acquisition was to acquire certain real property held by Gaucho Development S.R.L.

On March 28, 2022, the Company issued 8,690 shares of its common stock, valued at $2,419,268, to the minority holders of GGI, in exchange for the remaining 21% non-controlling interest in GGI. The acquisition of the remaining shares of GGI resulted in a decrease of non-controlling interest to zero, and an adjustment to additional paid-in capital to reflect the Company’s increased ownership in GGI.

On June 7, 2022, the Company issued an aggregate of 5,421 immediately-vested shares of its common stock, with a grant date value of $525,000, as compensation to the non-executive members of its board of directors.

On June 22, 2022, the Company issued (i) 18,394 vested shares of its common stock valued at $1,379,568 and (ii) 2,628 restricted stock units valued at $197,081 (see Restricted Stock Units, below), in exchange for, and upon the cancellation of, options for the purchase of 5,502,500 shares of GGI common stock (the “GGI Stock Options”). As of the date of this exchange, the value of the cancelled GGI options approximated the value of the common stock and restricted stock units issued to the GGI Option holders.

On February 2, 2023, the Company issued 5,131 shares of common stock upon the cashless exercise of 13,473 warrants at exercise prices ranging from $24.00 to $38.20.

On July 17, 2023, the Company issued an aggregate of 27,027 shares immediately-vested shares of its common stock, with a grant date value of $150,000, as compensation to the non-executive members of its board of directors.

During the year ended December 31, 2023, the Company sold 149,100 shares of common stock and warrants to purchase 32,775 shares at an exercise price of $4.50 for aggregate proceeds of $996,000. The warrants are immediately exercisable and expire two years from the date of issuance.

On November 27, 2023, the Company commenced a private placement of shares of common stock for gross proceeds of up to $4,000,000 at a price per share not lower than $0.60 per share (the “Private Placement”). During the period from November 30, 2023 through December 31, 2023, the Company sold 1,686,690 shares of common stock for aggregate proceeds of $1,017,066 in connection with the Private Placement (see Note 22 – Subsequent Events).

See Note 14 – Convertible Debt Obligations for additional details regarding common shares issued during the year ended December 31, 2023.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Purchase Agreement and Registration Rights Agreement

On May 6, 2021, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with an underwriter (the “Underwriter”) Pursuant to the Purchase Agreement, the Company has the right to sell to the Underwriter up to $50,000,000 (the “Total Commitment”) in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The Company has the right, but not the obligation, from time to time at the Company’s sole discretion over a 36-month period from and after the commencement (the “Commencement Date”), to direct the Underwriter to purchase up to a fixed maximum amount of shares of Common Stock as set forth in the Purchase Agreement (each, a “Fixed Purchase”), on any trading day, in addition to other requirements set forth in the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued 1,003 shares of common stock (the “Commitment Shares”) to the Underwriter with an issuance date fair value of $500,000, which was recognized as a debit to additional paid-in capital.

The Purchase Agreement limits the sale of shares of the Company’s common stock to the Underwriter, such that no shares can be sold to the Underwriter under the Purchase Agreement if it would result in the Underwriter beneficially owning more than 4.99% of the then then total outstanding shares of the Company’s common stock.

The purchase price of the shares of common stock that the Company elects to sell to the Underwriter pursuant to a Fixed Purchase under the Purchase Agreement will be determined by reference to the market prices of the common stock during the applicable Fixed Purchase Valuation Period for such Fixed Purchase as set forth in the Purchase Agreement, less a fixed 7% discount. The purchase price of the shares of common stock that the Company elects to sell to the Underwriter pursuant to a VWAP Purchase under the Purchase Agreement will be determined by reference to the lowest daily volume weighted average price of the common stock during the three consecutive trading day-period immediately following the date on which the Company timely delivers the applicable VWAP Purchase notice for such VWAP Purchase to the Underwriter (the “VWAP Purchase Valuation Period”) as set forth in the Purchase Agreement, less a fixed 5% discount.

The Company engaged a placement agent to help identify and engage the Underwwriter. The Company has agreed to pay its placement agent a fee of 8% of the amount of the funds raised pursuant to the Purchase Agreement. During the year ended December 31, 2022, the Company sold an aggregate of 5,005 shares of the Company’s common stock to the Underwriter for gross proceeds of $555,811, less the 8% placement agent fee of $44,465.

On November 8, 2022, the parties terminated the Common Stock Purchase Agreement and Registration Rights Agreement by and between the Company and the Underwriter, dated May 6, 2021. On the same date, the parties entered into a new Common Stock Purchase Agreement and Registration Rights Agreement (the “New ELOC”) with the Underwriter. Under the New ELOC, the Company has the right to sell to the Underwriter up to the lesser of (i) $4,430,897 of newly issued shares of the Company’s common stock and (ii) the Exchange Cap, as defined, from time to time at a price equal to 95% of the lowest daily VWAP during the three consecutive trading days immediately following the date that the Company provides notice to the Underwriter, directing the Underwriter to purchase shares. The New ELOC expires on November 8, 2025. The Company’s registration statement required under the New ELOC was declared effective on December 27, 2022.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has agreed to reimburse the Underwriter for reasonable out-of-pocket expenses (including legal fees and expenses), up to a maximum of $35,000. The Company has agreed to pay the placement agent a fee of 8% of the amount of the funds raised pursuant to the Purchase Agreement.

On December 31, 2022, the Company sold 1,000 shares of the Company’s common stock to the Underwriter for net proceeds of $10,086, pursuant to the New ELOC.

During the year ended December 31, 2023, the Company issued an aggregate of 150,684 shares of the Company’s common stock for gross proceeds of $927,060, less placement agent fees of $74,972, pursuant to the New ELOC. See Note 22 - Subsequent Events, regarding the termination of the New ELOC.

Accumulated Other Comprehensive Loss

For the years ended December 31, 2023 and 2022, the Company recorded a (loss) gain of $(262,137) and $764,877, respectively, related to foreign currency translation adjustments as accumulated other comprehensive income, primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 2 – Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

Warrants

A summary of warrant activity during the year ended December 31, 2023 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2023	129,913	$57.70
Issued	385,485	12.72
Exercised	(13,473)	33.58
Expired	(105,681)	50.62
Cancelled	-	-
Repriced [1]	(348,341)	17.51
Repriced [1]	348,341	4.67
Outstanding, December 31, 2023	396,244	$5.35	2.0	$-

Exercisable, December 31, 2023	396,244	$5.35	2.0	$-

1	On February 21, 2023 in connection with the SPA, the exercise price of certain warrants for the purchase of 6,250 common shares exercisable at $210.00 per share and warrants for the purchase of 4,381 shares exercisable at $60.00 per share was reduced to $10.00 per share. On August 11, 2023, the Company adjusted the exercise price of the 2023 Note Warrant exercisable for the purchase of 337,710 common shares, from $13.40 to $4.50 per share. See Note 14, Convertible Debt Obligations.

See Common Stock, above, and Note 14 – Convertible Debt Obligations for additional details regarding warrants issued during the year ended December 31, 2023.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of outstanding and exercisable warrants as of December 31, 2023 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$4.50	Common Stock	355,710	2.1	355,710
$10.00	Common Stock	40,406	1.1	40,406
$900.00	Common Stock	128	2.1	128
	Total	396,244	2.0	396,244

Restricted Stock Units

A summary of RSU activity during the year ended December 31, 2023 is presented below:

		Weighted Average
	Number of	Grant Date Value
	RSUs	Per Share
RSUs non-vested January 1, 2023	51,150	$11.60
Granted	51,002	$0.26
Vested	(25,892)	$11.62
Forfeited	(133)	$11.60
RSUs non-vested December 31, 2023	76,127	$3.99

On January 23, 2023, the Company granted 1,002 restricted stock units (“RSUs”) to certain employees and advisors for their service, of which 389 RSUs vested on the grant date and 306 RSUs will vest on each of the next two anniversaries of the date of the grant.

On October 23, 2023, the Company granted 50,000 RSUs upon the appointment of an advisor to the Company’s advisory board, of which 12,500 RSUs vest on each of the next four anniversaries of the date of grant. The RSUs were issued as a non-plan equity award approved by the Board of Directors on October 23, 2023 and were not granted pursuant to the 2018 Equity Incentive Plan.

During the years ended December 31, 2023, the Company recorded stock-based compensation expense of $307,148 and $579,630 respectively, related to the amortization of RSUs.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of stock option activity during the year ended December 31, 2023 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2023	4,084	853.35
Granted	-	-
Exercised	-	-
Expired	(1,271)	1,098.90
Forfeited	(9)	970.80
Outstanding, December 31, 2023	2,804	741.67	0.8	$-

Exercisable, December 31, 2023	2,636	$733.78	0.8	$-

During the years ended December 31, 2023 and 2022, the Company recorded total stock-based compensation expense of $113,487 and $269,965, respectively, related to stock option grants, which is reflected as general and administrative expenses in the consolidated statements of operations. As of December 31, 2023 and 2022, there was $56,108 and $169,595, respectively, of unrecognized stock-based compensation expense, all of which is related to GGH stock option grants that will be amortized over a weighted average period of 0.8 years. No stock options were granted during the years ended December 31, 2023 or 2022. The following table presents information related to GGH stock options outstanding as of December 31, 2023:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$46.20	55	0.1	55
$70.80	28	2.0	21
$72.00	84	1.8	64
$72.60	56	1.7	46
$693.60	1,887	0.1	1,887
$1,089.60	694	1.7	563
	2,804	0.8	2,636

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gaucho Group, Inc. Stock Options

As the result of the Company’s issuance of common stock and RSUs upon the exchange of GGI Stock Options on June 22, 2022 (see Common Stock, above), no options to purchase shares of GGI common stock under the 2018 Gaucho Plan (the “GGI Stock Options”) remain outstanding as of December 31, 2023 and 2022.

During the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense of $0 and $10,354, respectively, related to GGI stock option grants.

20. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be involved in litigation and arbitrations from time to time in the ordinary course of business. As of December 31, 2023, the Company was not involved in any ongoing litigation (see Note 22 - Subsequent Events). The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

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

21. LEASES

On April 8, 2021, GGI entered into a lease agreement to lease a retail space in Miami, Florida for 7 years, which expires May 1, 2028. As of December 31, 2023, the lease had a remaining term of approximately 4.3 years. Lease payments begin at $26,758 per month and escalate 3% every year over the duration of the lease. The Company was granted rent abatements of 15% for the first year of the lease term, and 10% for the second and third year of the lease term. The Company was required to pay a $56,130 security deposit.

As of December 31, 2023, the Company had no leases that were classified as a financing lease.

Total operating lease expense was $331,862 during each of the years ended December 31, 2023 and 2022. Lease expenses are recorded in general and administrative expenses on the accompanying consolidated statements of operations.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to the lease is as follows:

	For the Year Ended December 31,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$202,775	$175,316

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Weighted Average Remaining Lease Term:
Operating leases	4.3	5.3

Weighted Average Discount Rate:
Operating leases	N/A	N/A

Future minimum lease commitments are as follows:

For the Years Ending December 31,	Amount
2024	336,102
2025	357,881
2026	368,617
2027	365,004
2028	120,464
Total future minimum lease payments	1,548,068
Less: imputed interest	(219,660)
Net future minimum lease payments	1,328,408
Less: operating lease liabilities, current portion	250,711
Operating lease liabilities, non-current portion	$1,077,697

The Company is the lessor of a building and land that it purchased in connection with acquisition of GDS, pursuant to an operating lease which expires on August 31, 2031. At the end of the lease, the lessee may enter into a new lease or return the asset, which would be available to the Company for re-leasing. The Company recorded lease revenue of $40,324 and $36,005 during the years ended December 31, 2023 and 2022, respectively, related to this lease agreement.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. SUBSEQUENT EVENTS

There have been no subsequent events that occurred during the period subsequent to the date of these consolidated financial statements that would require adjustment to our disclosure in the consolidated financial statements as presented, except as described below:

Issuances of Common Stock

During the period from January 1, 2024 through April 11, 2024 the Company sold 3,054,891 shares of common stock at $0.60 per share pursuant to a private placement, for aggregate gross proceeds of $1,832,934 in connection with the Private Placement.

On February 7, 2024, the Company issued 18,410 shares of common stock to certain of the Company’s employees, consultants and advisors in connection with the December 31, 2023 vesting of RSUS.

On April 11, 2023, the Company issued a total of 47,637 shares of common stock at a price per share of $0.60 in connection with the anti-dilution provisions of the Private Placement as approved by the Company’s stockholders on February 29, 2024.

Convertible Debt

Effective February 5, 2024, the Investor in the 2023 Note elected to increase the cap on its beneficial ownership of the Company from 4.99% to 9.99% effective on the sixty-first day after such notice was delivered to the Company, pursuant to the terms of the 2023 Note.

On February 21, 2024, the Company received an Event of Default Redemption Notice from the Investor, demanding immediate payment of principal, interest and redemptions premiums owed under the 2023 Note equal to a minimum of $3,437,646. On February 28, 2024, the Company received a second Event of Default Redemption Notice from the Investor providing notice of an additional Event of Default in connection with the 2023 Note demanding immediate payment of principal interest and redemption premiums equal to a minimum of $3,450,711. On March 6, 2024, the Company received an Event of Default notice from the Investor demanding immediate payment principal, interest and redemptions premiums owed under the 2023 Note equal to a minimum of $3,460,510.

New ELOC

On February 22, 2024, the Company received notice from the Underwriter of its election to terminate the ELOC. While the notice to terminate stated that it was effective immediately, the terms of the New ELOC require at least 10 Trading Days prior written notice.

Litigation

On February 16, 2024, the Company filed a complaint in the United States District Court for the District of Delaware alleging that the Investor engaged in an unlawful securities transaction with the Company as an unregistered dealer under U.S. securities laws.

Benefit Contribution Plan

On January 22, 2024, the Company issued a total of 34,963 shares of common stock at $0.4224 per share in settlement of its matching obligations for the year ended December 31, 2023 under the Company’s 401(k) profit sharing plan for the benefit of the Company’s Chief Executive Officer and Chief Financial Officer.

Reverse Stock Split

On April 19, 2024, the Board of Directors of the Company, as authorized by the stockholders of the Company, approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.01 per share, at a ratio of 1-for-10 (the “Reverse Stock Split”). The Board of Directors of the Company also approved an amended and restated Certificate of Incorporation (the “Certificate”) to effect the Reverse Stock Split. On April 24, 2024, the Company filed the Certificate with the Delaware Secretary of State with an effective date of 12:01 a.m., Eastern Time, on May 1, 2024.

