Form 10-Q
period 2024-03-31
Gaucho Group Holdings, Inc.
filed 2024-05-20
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 20, 2024, there were 876,763 shares of common stock outstanding.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current Assets
Cash	254,744	427,961
Accounts receivable, net of allowance of $6,289 and $6,649 at March 31, 2024 and December 31, 2023, respectively	67,351	41,261
Accounts receivable - related parties, net of allowance of $1,645,554 and $1,517,836 at March 31, 2024 and December 31, 2023, respectively	-	-
Mortgages receivable, net of allowance of $373,863 and $369,549 at March 31, 2024 and December 31, 2023, respectively	820,299	675,512
Inventory	2,003,377	2,031,880
Inventory deposits	136,449	161,531
Real estate lots held for sale	558,598	615,585
Prepaid expenses and other current assets	539,356	343,199
Total Current Assets	4,380,174	4,296,929
Long Term Assets
Mortgages receivable, non-current portion, net of allowance of $1,091,732 and $1,067,432 at March 31, 2024 and December 31, 2023, respectively	1,716,969	1,850,405
Advances to employees	281,514	281,783
Property and equipment, net	7,741,909	7,806,370
Operating lease right-of-use asset	1,158,378	1,218,408
Prepaid foreign taxes, net	942,919	953,570
Intangible assets, net	92,737	98,147
Deposits, non-current	54,713	54,713
Total Assets	16,369,313	16,560,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

	March 31,	December 31,
	2024	2023
	(unaudited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	1,118,315	925,422
Accrued expenses, current portion	3,919,584	3,719,798
Deferred revenue	1,410,391	1,471,813
Deferred revenue, related party	250,000	250,000
Operating lease liabilities, current portion	266,260	250,711
Loans payable, current portion	191,072	188,169
Deposit for equity purchase	260,000	-
Lot sale obligation, net	535,382	541,027
Convertible debt obligations, net	1,595,697	1,320,902
Derivative liability	818,730	738,140
Other current liabilities	80,210	254,768
Total Current Liabilities	10,445,641	9,660,750
Long Term Liabilities
Accrued expenses, non-current portion	24,369	35,527
Operating lease liabilities, non-current portion	1,008,438	1,077,697
Loans payable, non-current portion	-	90,372
Deposit for common shares to be issued	120,000
Other non-current liabilities	4,544	-
Total Liabilities	11,602,992	10,864,346
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 902,670 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 774,956 and 480,794 shares issued and 774,953 and 480,791 shares outstanding at March 31, 2024 and December 31, 2023, respectively	7,750	48,079
Additional paid-in capital	152,468,832	150,588,124
Accumulated other comprehensive loss	(11,141,097)	(11,104,706)
Accumulated deficit	(136,522,809)	(133,789,163)
Treasury stock, at cost, 3 shares at March 31, 2024 and December 31, 2023	(46,355)	(46,355)
Total Stockholders’ Equity	4,766,321	5,695,979
Total Liabilities and Stockholders’ Equity	16,369,313	16,560,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Sales	$587,378	$447,767
Cost of sales	(367,649)	(293,299)
Gross profit	219,729	154,468
Operating Expenses
Selling and marketing	96,037	234,579
General and administrative	2,264,602	1,756,688
Depreciation and amortization	110,339	109,206
Total operating expenses	2,470,978	2,100,473
Loss from Operations	(2,251,249)	(1,946,005)

Other Expense (Income)
Change in fair value of derivative liability	80,590	-
Loss on extinguishment of debt	-	383,987
Gains from foreign currency remeasurement, net	(9,983)	(111,792)
Interest income	(15,400)	(50,344)
Interest expense	427,190	602,292
Other income, related party	-	(75,000)
Total other expense	482,397	749,143
Net Loss	$(2,733,646)	$(2,695,148)

Net Loss per Common Share
Basic and Diluted	$(4.47)	$(5.78)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	612,208	466,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Net loss	$(2,733,646)	$(2,695,148)
Other comprehensive loss:
Foreign currency translation adjustments	(36,391)	(39,799)
Comprehensive loss	$(2,770,037)	$(2,734,947)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - January 1, 2024	480,794	$4,808	3	$(46,355)	$150,631,395	$(11,104,706)	$(133,789,163)	$5,695,979
Stock-based compensation:
Options		-	-	-	17,911	-	-	17,911
Restricted stock units	1,841	19	-	-	74,747	-	-	74,766
Common stock issued for 401(k) employer matching	3,497	35	-	-	14,733	-	-	14,768
Common stock issued for cash in private placement	288,824	2,888	-	-	1,730,046	-	-	1,732,934
Net loss		-	-	-	-	-	(2,733,646)	(2,733,646)
Other comprehensive loss		-	-	-	-	(36,391)	-	(36,391)
Balance - March 31, 2024	774,956	$7,750	3	$(46,355)	$152,468,832	$(11,141,097)	$(136,522,809)	$4,766,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - January 1, 2023	36,534	$365	3	$(46,355)	$139,159,811	$(10,842,569)	$(117,479,571)	$10,791,681
Cumulative effect of change upon adoption of ASU 2016-13	-	-	-	-	-	-	(111,582)	(111,582)
Stock-based compensation:
Options	-	-	-	-	38,834	-	-	38,834
Restricted stock units	39	-	-	-	79,422	-	-	79,422
Common stock issued for 401(k) employer matching	242	3	-	-	32,614	-	-	32,617
Shares issued under the New ELOC, net of offering costs [1]	3,644	37	-	-	441,372	-	-	441,409
Relative fair value of warrants issued with 2023 Notes, net of issuance costs [2]	-	-	-	-	1,506,319	-	-	1,506,319
Warrants issued for modification of GGH Notes	-	-	-	-	134,779	-	-	134,779
Reduction of warrant exercise price on new debt issuance	-	-	-	-	63,502	-	-	63,502
Shares issued upon conversion of debt and interest	8,333	83	-	-	1,571,470	-	-	1,571,553
Common stock issued for cash in private placement	5,910	59	-	-	590,941	-	-	591,000
Cashless warrant exercise	513	5	-	-	(5)	-	-	-
True-up adjustment	3	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,695,148)	(2,695,148)
Other comprehensive loss	-	-	-	-	-	(39,799)	-	(39,799)
Balance - March 31, 2023	55,218	552	3	(46,355)	143,619,059	(10,882,368)	(120,286,301)	12,404,587

[1]	Includes gross proceeds of $480,670, less $39,261 offering costs.
[2]	Represents $1,609,935 relative fair value of warrants, less $103,616 of allocable issuance costs.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(2,733,646)	$(2,695,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	3,408	5,908
Options	17,911	38,834
Restricted stock units	74,766	79,422
Non-cash lease expense	60,030	56,449
Gain on foreign currency translation	(9,983)	(111,792)
Depreciation and amortization	115,453	109,206
Amortization of debt discount	294,147	362,166
Provision for credit losses	156,332	45,272
Provision for uncollectable assets	19,690	-
Provision for obsolete inventory	129,784	-
Change in fair value of derivative liability	80,590	-
Loss on extinguishment of debt	-	383,987
Decrease (increase) in assets:
Accounts receivable and mortgages receivable	(199,314)	(236,674)
Employee advances	-	(7,141)
Inventory	(101,281)	(110,032)
Inventory deposits	25,082	-
Real estate lots held for sale	56,987	-
Prepaid expenses and other current assets	(205,196)	(181,125)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	407,697	(690,419)
Operating lease liabilities	(53,710)	(47,895)
Deferred revenue	(61,422)	92,746
Other liabilities	(169,034)	(33,141)
Total Adjustments	641,937	(244,229)
Net Cash Used in Operating Activities	(2,091,709)	(2,939,377)

Cash Flows from Investing Activities
Purchase of property and equipment	(45,582)	(50,074)
Net Cash Used in Investing Activities	(45,582)	(50,074)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(unaudited)

	March 31,
	2024	2023
Cash Flows from Financing Activities
Proceeds from loans payable	-	185,000
Repayments of loans payable	(87,469)	(32,605)
Refund of lot sale obligation	(25,000)	-
Proceeds from the issuance of convertible debt	-	5,000,000
Financing costs in connection with the issuance of convertible debt	-	(321,803)
Repayments of debt obligations	-	(744,054)
Proceeds from common stock issued for cash	1,732,934	591,000
Proceeds from deposits for equity purchases	380,000	-
Proceeds from issuance of shares under the New ELOC, net of offering costs [1]	-	441,409
Net Cash Provided by Financing Activities	2,000,465	5,118,947
Effect of Exchange Rate Changes on Cash	(36,391)	(39,799)
Net (Decrease) Increase in Cash	(173,217)	2,089,697
Cash - Beginning of Period	427,961	300,185
Cash - End of Period	$254,744	$2,389,882

Supplemental Disclosures of Cash Flow Information:
Interest paid	$323,638	$307,635
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Equity issued to satisfy accrued stock-based compensation obligation	$14,768	$32,617
Shares issued upon conversion of debt and accrued interest	$-	$1,571,553
Relative fair value of warrants issued with 2023 Notes, net of allocable issuance costs [2]	$-	$1,506,319
Change in value of modified warrants	$-	$63,502
Cashless warrant exercise	$-	$513

[1]	Gross proceeds of $480,670, less offering costs of $39,261, for the three months ended March 31, 2023

[2]	Represents $1,609,935 relative fair value of warrants, less $103,616 in allocable issuance costs, for the three months ended March 31, 2023

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

As wholly owned subsidiaries of GGH, InvestProperty Group, LLC (“IPG”) and Algodon Global Properties, LLC (“AGP”) operate as holding companies that invest in, develop and operate global real estate and other lifestyle businesses such as wine production and distribution, golf, tennis, and restaurants. GGH operates its properties through its ALGODON® brand. IPG and AGP have invested in two ALGODON® brand projects located in Argentina. The first project is Algodon Mansion, a Buenos Aires-based luxury boutique hotel property that opened in 2010 and is owned by the Company’s subsidiary, The Algodon – Recoleta, SRL (“TAR”). The second project is the redevelopment, expansion and repositioning of a Mendoza-based winery and golf resort property now called Algodon Wine Estates (“AWE”), the integration of adjoining wine producing properties by Guacho Development S.R.L. (“GDS”), and the subdivision of a portion of this property for residential development.

GGH also manufactures, distributes, and sells high-end luxury fashion and accessories through its wholly-owned subsidiary, Gaucho Group, Inc. (“GGI”).

Reverse Stock Splits

On September 25, 2023, the Company effected a reverse stock split wherein each 10 shares of common stock outstanding immediately prior to the effective date was combined and converted into one share of common stock.

On May 1, 2024, the Company effected another reverse stock split wherein each 10 shares of common stock outstanding immediately prior to the effective date was combined and converted into one share of common stock.

All share and per share amounts in this Quarterly Report have been adjusted to reflect the effect of these reverse stock splits (hereafter referred to collectively as the “Reverse Stock Splits”) as if the Reverse Stock Splits occurred as of the earliest period presented.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2024, and for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements have been derived from the Company’s accounting records and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on April 30, 2024.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2024, the Company had cash of $254,744 and a working capital deficit of $6,065,467. During the three months ended March 31, 2024 and 2023, the Company incurred a net loss of $2,733,646 and $2,695,148, respectively, and used cash in operating activities of $2,091,709 and $2,939,377, respectively.

As of March 31, 2024, future cash requirements for current liabilities include $5,037,899 for accounts payable and accrued expenses (including cash true up obligations in connection with convertible debt in the amount of $1,484,677), $500,000 for lot sale obligations, $1,595,697 principal owed in connection with convertible debt, $191,072 for loans payable, $266,260 for future payments under an operating lease and $80,210 for other current liabilities. Further, the Company’s convertible debt matured on February 21, 2024 and the Company has subsequently received event of default notices demanding immediate payment of all balances owed in connection with the convertible debt, including cash true up obligations. Balances owed in connection with convertible debt remain outstanding as of the date of the filing of this quarterly report on Form 10-Q. Future cash requirements for long-term liabilities include $1,008,438 for future payments under an operating lease and $28,913 for accrued expenses and other liabilities.

On February 27, 2024, the Company’s equity line of credit was terminated.

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

During April 2024, the Company sold a total of 16,667 shares of common stock pursuant to a private placement for gross proceeds of $100,000. During May 2024, the Company issued 120-day promissory notes in in the aggregate amount of $1,185,000, of which promissory notes in the aggregate amount of $925,000 were issued for cash, and a promissory note in the amount of $260,000 was issued satisfaction of a deposit for the purchase of equity. The notes bear interest at 8.5% per annum.

Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months from the date these condensed consolidated financial statements are issued. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

Highly Inflationary Status in Argentina

During the three months ended March 31, 2024 and 2023, the Company recorded gains of $9,983 and $111,792 respectively, resulting from foreign currency remeasurement of the Company’s Argentine subsidiaries’ net monetary liability position of its Argentine subsidiaries.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $145,600 and $93,878 at March 31, 2024 and December 31, 2023, respectively, which represents cash held in Argentine bank accounts.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended
	March 31
	2024	2023

Real estate sales	$104,143	$-
Hotel rooms and events	313,388	245,687
Clothes and accessories	54,941	65,382
Restaurants	54,681	79,018
Winemaking	40,357	29,823
Golf, tennis and other	19,868	27,857
Total Revenues	$587,378	$447,767

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

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. Deferred revenues associated with real estate lot sale deposits are recognized as revenues (along with any outstanding balance) when the lot sale closes, and the deed is provided to the purchaser. Other deferred revenues primarily consist of deposits accepted by the Company in connection with agreements to sell barrels of wine, advance deposits received for grapes and other agricultural products, and hotel deposits. Wine barrel and agricultural product advance deposits are recognized as revenues (along with any outstanding balance) when the product is shipped to the purchaser. Hotel deposits are recognized as revenue upon occupancy of rooms, or the provision of services. See Note 7, Deferred Revenue.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants and the conversion of convertible instruments.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of March 31,
	2024		2023

Options	302		348
Warrants	39,627		48,393
Unvested restricted stock units	7,491		5,176
Convertible debt	497,922	[1]	58,278	[2]
Total potentially dilutive shares	545,342		112,195

[1]	Represents shares issuable upon conversion of $1,595,697 in convertible debt, $251,992 of redemption premium and $84,247 of related accrued interest outstanding as of March 31, 2024 at a conversion price of $3.88 per share, which represents the conversion price in effect as of March 31, 2024. The conversion price of such debt is variable (see Note 10, Convertible Debt Obligations).

[2]	Represents shares issuable upon conversion of $5,536,394 in convertible debt outstanding as of March 31, 2023 at a conversion price of $95.00 per share, which represents the conversion price in effect as of March 31, 2023. The conversion price of such debt is variable (see Note 10, Convertible Debt Obligations).

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures (Topic 280), which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The guidance becomes effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

3. MORTGAGES RECEIVABLE

The Company offers loans to purchasers in connection with the sale of real estate lots. The loans bear interest at 7.2% per annum and terms generally range from eight to ten years. Principal and interest for each loan is billed and receivable on a monthly basis. The loans are secured by a first mortgage lien on the property purchased by the borrower. Mortgages receivable include the related interest receivable and are presented at amortized cost, less bad debt allowances, in the accompanying condensed consolidated financial statements.

Management evaluates each loan individually on a quarterly basis, to assess collectability and estimate a reserve for past due amounts. The total allowance for uncollectable mortgages are $1,465,595 and $1,436,981 as of March 31, 2024 and December 31, 2023, respectively. Past due principal amounts of $597,575 and $497,588 are included in mortgages receivable, current as of March 31, 2024 and December 31, 2023, respectively.

The following represents the maturities of mortgages receivable as of March 31, 2024:

For the period from April 1, 2024 through December 31, 2024	$1,094,422
For the year ended December 31,
2025	409,927
2026	440,436
2027	473,215
2028	480,227
2029	495,135
Thereafter	609,501
Gross Receivable	4,002,863
Less: Allowance	(1,465,595)
Net receivable	2,537,268
Less: current portion	(820,299)
Mortgages receivable, non-current portion	$1,716,969

As of each of March 31, 2024 and December 31, 2023, two borrowers had loans outstanding representing 11% and 10% of the total balance of mortgages receivable.

The Company recorded interest income from its mortgages receivable of $10,426 and $50,344 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, there is $226,146 and $190,967, respectively, of interest receivable included in mortgages receivable on the accompanying consolidated balance sheets.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. INVENTORY

Inventory at March 31, 2024 and December 31, 2023 was comprised of the following:

	March 31,	December 31,
	2024	2023

Vineyard in process	$853,814	$713,104
Wine in process	619,842	622,167
Finished wine	39,940	37,636
Clothes and accessories	638,493	638,023
Other	167,808	207,685
	2,319,897	2,218,615
Less: Reserve for obsolescence	(316,520)	(186,736)
Total	$2,003,377	$2,031,880

The Company had deposits for inventory purchases in the amount of $136,449 and $161,531 as of March 31, 2024 and December 31, 2023, respectively.

The Company recorded a provision for obsolete inventory in the amount of $129,784 and $0 during the three months ended March 31, 2024 and 2023, respectively, related to its clothing and accessories inventory.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The carrying amounts of the Company’s short-term financial instruments including cash, accounts receivable, prepaid commissions on lot sales, prepaid taxes and expenses, accounts payable, accrued expenses and other liabilities approximate fair value due to the short-term nature of these instruments. The carrying value of the Company’s loans payable, debt obligations, convertible debt obligations and derivative liability approximate fair value, as they bear terms and conditions comparable to the market for obligations with similar terms and maturities.

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	March 31,	December 31,
	2024	2023

Accrued compensation and payroll taxes	$1,728,218	$1,803,869
Accrued taxes payable - Argentina	112,603	84,494
Accrued insurance expense	18,176	36,352
Accrued consulting fees	74,512	74,512
Accrued commissions	66,267	66,267
Accrued interest	239,241	130,280
Accrued cash true up obligation (see Note 10)	1,484,677	1,484,677
Other accrued expenses	195,890	39,347
Accrued expenses, current	3,919,584	3,719,798
Accrued payroll tax obligations, non-current	24,369	30,003
Other long term accruals	-	5,524
Total accrued expenses	$3,943,953	$3,755,325

On November 27, 2020, the Company entered into various payment plans, pursuant to which it agreed to pay its Argentine payroll tax obligations over a period of 60 to 120 months. The current portion of payments due under the plan is $106,152 and $75,769 as of March 31, 2024 and December 31, 2023, respectively, which is included in accrued taxes payable – Argentina, above. The non-current portion of accrued payroll tax obligations represents payments under the plan that are scheduled to be paid after twelve months. The Company incurred interest expense of $7,905 and $17,304 during the three months ended March 31, 2024 and 2023, respectively, related to these payment plans.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. DEFERRED REVENUE

Deferred revenue is comprised of the following:

	March 31,	December 31,
	2024	2023
Real estate lot sales deposits	$1,336,958	$1,436,758
Hotel deposits	55,952	32,657
Other	17,481	2,398
Total	1,410,391	1,471,813
Real estate lot sales deposits from related party	250,000	250,000
	$1,660,391	$1,721,813

The Company accepts deposits in conjunction with agreements to sell real estate building lots at Algodon Wine Estates in the Mendoza wine region of Argentina. These lot sale deposits are generally denominated in U.S. dollars. Revenue is recorded when the sale closes, and the deeds are issued. No lot sale deposits were recorded during the three months ended March 31, 2024. The Company recorded revenue upon the closing of the sale of real estate lots in the amount of $104,143 and $0 during the three months ended March 31, 2024 and 2023, respectively.

8. LOT SALE OBLIGATIONS

The following table summarizes the activity in connection with the Company’s lot sale obligations during the three months ended March 31, 2024:

	Lot Sale Obligations
	Lot Sale Obligations	Debt Discount	Lot Sale Obligations, net of discount
Balance at December 31, 2023	$605,096	$(64,068)	$541,027
Portion of lot deposits refunded	(25,000)	-	(25,000)
Amortization of debt discount	-	19,355	19,355
Balance at March 31, 2024	$580,096	$(44,713)	$535,382

Lot Sale Obligations

During the fourth quarter of 2023, the Company entered into agreements (each, a “Lot Deposit Agreement”) with five investors in the Company (each, a “Purchaser”) , pursuant to which (1) each Purchaser agreed to purchase either two or three real estate lots at a purchase price of $50,000 per lot and pay the full purchase price (the “Purchase Amount”) for the purchased lots, (2) each Purchaser has the right to rescind the Lot Deposit Agreement at any time between twelve months from the date of the Lot Deposit Agreement but prior to the closing of the lot sale. In the event of such rescission, the Company agrees to refund the deposit amount plus interest at a rate of 8.5% compounded quarterly and agrees to transfer title to one residential lot of the Purchaser’s choosing within 30 calendar days of receiving the Purchaser’s written notice to rescind.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the fourth quarter of 2023, the Company entered into Lot Deposit Agreements for the purchase of eleven real estate lots and received Purchase Amounts in the aggregate amount of $525,000, which is recorded as lot sale obligations on the accompanying consolidated balance sheet. A Purchase Amount of $25,000 is receivable as of March 31, 2024, and will be recorded as additional Lot Sale Obligation when received. The $80,096 aggregate cost of the lots to be transferred in the event of rescission of the Lot Deposit Agreements was recorded as a discount to the lot sale obligations and is being amortized over twelve months using the effective interest method.

Interest Expense on Lot Sale Obligations

The Company recorded interest expense in the amount of $29,943 related to lot sale obligations during the three months ended March 31, 2024, which consisted of $10,589 interest accrued at the stated rate of 8.5%, plus amortization of debt discount in the amount of $19,355. As of March 31, 2024 and December 31, 2023, there is accrued interest of $10,589 and $9,059, respectively, related to the Company’s lot sale obligations.

9. LOANS PAYABLE

The Company’s loans payable are summarized below:

	March 31,	December 31,
	2024	2023

EIDL	$89,612	$93,541
2023 Loan	101,460	185,000
Total Loans Payable	191,072	278,541
Less: current portion	191,072	188,169
Loans Payable, non-current	$-	$90,372

2023 Loan

On January 9, 2023, the Company received $185,000 in proceeds on the issuance of a one-year, non-convertible promissory note with a January 9, 2024 maturity date. The note bears interest at a rate of 8% per annum. On February 22, 2024, the Company repaid principal and interest on the 2023 Loan in the amount of $83,540 and $16,460, respectively. The Company is in default with respect to the $101,460 principal that remains outstanding on the note.

EIDL Loan

On May 22, 2020, the Company received a loan in the principal amount of $94,000 (the “EIDL Loan”) pursuant to the Economic Injury Disaster Loan (“EIDL”) assistance program offered by the SBA in response to the impact of the COVID-19 pandemic on the Company’s business, which bears interest at 3.75% per annum. As of March 31, 2024, the balance on the EIDL Loan is $89,612. The Company is currently in default on the EIDL Loan, and the loan is payable upon demand.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Interest Expense on Loans Payable

The Company incurred interest expense related to the loans payable in the amount of $17,595 and $16,486 during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, there is accrued interest of $43,851 and $38,787, respectively, related to the Company’s loans payable.

10. CONVERTIBLE DEBT OBLIGATIONS

2023 Convertible Note

Effective February 5, 2024, the Investor in the 2023 Convertible Note (the “2023 Note”) elected to increase the cap on its beneficial ownership of the Company from 4.99% to 9.99% effective on the sixty-first day after such notice was delivered to the Company, pursuant to the terms of the 2023 Note.

The 2023 Convertible Note is convertible at the Event of Default conversion price, equal to the lessor of a) $13.40 (subject to adjustment as described above); (b) 80% of the volume-weighted average price on the day preceding receipt of the conversion notice; or (c) 80% of the average of the three lowest volume-weighted average prices over the fifteen trading days which precede receipt of the conversion notice, subject to a floor price of $2.70. If the conversion price in effect on the date of conversion is less than $2.70, the Investor is entitled to a cash true up payment equal to the difference between the conversion dollar amount and the value of shares issued upon conversion. As of March 31, 2024 and December 31, 2023, the Company has accrued $1,484,677 of cash true up payments as the result of 2023 Convertible Note principal and interest converted at the floor price in effect at the date of conversion.

On February 21, 2024, the Company received an Event of Default Redemption Notice from the Investor, demanding immediate payment of principal, interest and redemptions premiums owed under the 2023 Note equal to a minimum of $3,437,646. On February 28, 2024, the Company received a second Event of Default Redemption Notice from the Investor providing notice of an additional Event of Default in connection with the 2023 Note demanding immediate payment of principal interest and redemption premiums equal to a minimum of $3,450,711. On March 6, 2024, the Company received an Event of Default notice from the Investor demanding immediate payment of principal, interest and redemptions premiums owed under the 2023 Note equal to a minimum of $3,460,510.

There were no repayments or conversions of the 2023 Note during the three months ended March 31, 2024.

Derivative Liability

The Event of Default Conversion Price represents a redemption feature, which was bifurcated from the 2023 Note host and recorded as a derivative liability. During the three months ended March 31, 2024, the Company has recorded $80,590 in connection with the change in fair value of the derivative liability, which represents the difference between shares issuable upon conversion with no event of default, and the value of shares issuable upon conversion of debt at the Event of Default Conversion Price.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table sets forth a summary of the changes in the fair value of the derivative liability that are measured at fair value on a recurring basis:

Balance at January 1, 2024	$738,140
Add: fair value of derivative associated with convertible interest accrued during the period	80,590
Balance at March 31, 2024	$818,730

Interest Expense on Convertible Debt Obligations

The Company incurred total interest expense of approximately $359,042 and $566,041 related to its convertible debt obligations during the three months ended March 31, 2024 and 2023, respectively.

Interest expense during the three months ended March 31, 2024 consisted of (i) $84,247 of interest and make-whole interest accrued at stated interest rates and (ii) $274,795 of amortization of debt discount. Interest expense during the three months ended March 31, 2023 consisted of approximately (i) $203,875 of interest and make-whole interest accrued at stated interest rates; and (ii) $362,166 of amortization of debt discount. As of March 31, 2024 and December 31, 2023, there is accrued interest of $175,740 and $91,494, respectively, related to the Company’s convertible debt obligations.

11. SEGMENT DATA

The Company’s financial position and results of operations are classified into three reportable segments, consistent with how the CODM makes decisions about resource allocation and assesses the Company’s performance.

●	Real Estate Development, through AWE and TAR, including hospitality and winery operations, which support the ALGODON® brand.

●	Fashion (e-commerce), through GGI, including the manufacture and sale of high-end fashion and accessories sold through an e-commerce platform.

●	Corporate, consisting of general corporate overhead expenses not directly attributable to any one of the business segments.

The following table presents segment information for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31, 2024				For the Three Months Ended March 31, 2023
	Real				Real
	Estate	Fashion			Estate	Fashion
	Development	(e-commerce)	Corporate	TOTAL	Development	(e-commerce)	Corporate	TOTAL
Revenues	$532,437	$54,941	$-	$587,378	$382,385	$65,382	$-	$447,767
Revenues from Foreign Operations	$532,437	$-	$-	$532,437	$382,385	$-	$-	$382,385
Loss from Operations	$(250,032)	$(455,287)	$(1,545,930)	$(2,251,249)	$(334,004)	$(492,199)	$(1,119,802)	$(1,946,005)

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents segment information as of March 31, 2024 and December 31, 2023.

	As of March 31, 2024				As of December 31, 2023
	Real				Real
	Estate	Fashion			Estate	Fashion
	Development	(e-commerce)	Corporate	TOTAL	Development	(e-commerce)	Corporate	TOTAL
Total Property and Equipment, net	$6,742,806	$999,103	$-	$7,741,909	$6,651,946	$1,154,424	$-	$7,806,370
Total Property and Equipment, net in Foreign Countries	$6,742,806	$-	$-	$6,742,806	$6,651,946	$-	$-	$6,651,946
Total Assets	$13,072,848	$2,802,254	$494,211	$16,369,313	$13,004,982	$3,110,117	$445,226	$16,560,325

12. RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company had accounts receivable – related parties of $0 as of March 31, 2024 and December 31, 2023 net of allowances for expected credit losses of $1,645,554 and $1,517,836, respectively, representing the net realizable value of advances made to, and expense sharing obligations receivable from, separate entities under common management.

The Company recorded an allowance of $111,582 for related party credit losses upon the adoption of ASU 2016-13 on January 1, 2023. The Company recorded additional credit losses related to accounts receivable, related parties of $127,718 and $19,431 during the three months ended March 31, 2024 and 2023, respectively, which is reflected within general and administrative expenses on the accompanying condensed consolidated statements of operations.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a Related Party to share expenses such as office space, support staff, professional services, and other operating expenses (the “Related Party ESA”). During the three months ended March 31, 2024 and 2023, the Company made advances in the amount of $105,540 and $85,644, respectively, to the related entities, and paid expenses on behalf of the related entities (pursuant to the expense sharing agreements discussed below) in the amount of $107,172 and $175,426, respectively. The Company received repayments from the related parties in the amount of $84,993 and $130,000 during the three months ended March 31, 2024 and 2023, respectively.

Management Fee Income

During the three months ended March 31, 2024 and 2023, the Company recorded income of $0 and $75,000 respectively, representing management fees received from LVH pursuant to a June 2021 agreement with LVH.

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

A participant is always fully vested in their account, including the Company’s contribution. For the three months ended March 31, 2024 and 2023, the Company recorded a charge associated with its contribution of approximately $3,408 and $5,908, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair market value of its common stock on the date the shares are issued. On January 22, 2024, the Company issued 3,497 shares valued at $4.22 per share in satisfaction of $14,768 of 401(k) contribution liabilities. On January 23, 2023, the Company issued 242 shares at $134.78 per share in satisfaction of $32,617 of 401(k) contribution liabilities.

14. STOCKHOLDERS’ EQUITY

Reverse Stock Splits

On September 25, 2023, the Company effected a reverse stock split in the ratio of 1 share of common stock for 10 previously issued shares of common stock, pursuant to the Amended and Restated Certificate of Incorporation.

On May 1, 2024, the Company effected another reverse stock split wherein each 10 shares of common stock immediately prior to the effective date was combined and converted into one share of common stock.

Common Stock

On November 27, 2023, the Company commenced a private placement (“the Private Placement”) of shares of common stock for gross proceeds of up to $4,000,000 at a price per share which equals the Nasdaq Rule 5653(d) Minimum Price definition, but in no event at a price per share lower than $6.00). On February 29, 2024, the Company’s stockholders approved certain anti-dilution provisions for holders of shares purchased in connection with the Private Placement, for a period of 18 months following the closing of the offering. (See Note 17, Subsequent Events).

During the period from January 1, 2024 through February 28, 2024 the Company sold 288,824 shares of common stock at $6.00 per share for aggregate gross proceeds of $1,732,934 in connection with the Private Placement. As of March 31, 2024, the Company has received deposits of $120,000 for the purchase of additional shares of common stock pursuant to a subscription agreement in connection with the Private Placement.

On February 7, 2024, the Company issued 1,841 shares of common stock to certain of the Company’s employees, consultants and advisors in connection with the December 31, 2023 vesting of RSUs.

Termination of Equity Line of Credit

On February 22, 2024, the Company received notice from the Underwriter of its election to terminate the equity line of credit pursuant to the Common Stock Purchase Agreement and Registration Rights Agreement (the “New ELOC”). While the notice to terminate stated that it was effective immediately, the terms of the New ELOC require at least 10 Trading Days prior written notice.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accumulated Other Comprehensive Loss

For the three months ended March 31, 2024 and 2023, the Company recorded a loss of $36,391 and $39,799, respectively, related to foreign currency translation adjustments as accumulated other comprehensive loss, primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 2 – Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

Warrants

There was no activity with regard to the Company’s warrants during the three months ended March 31, 2024.

As of March 31, 2024, warrants for the purchase of 39,627 shares of the Company’s common stock are outstanding with a weighted average exercise price of $53.55.

A summary of outstanding and exercisable warrants as of March 31, 2024 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$45.00	Common Stock	35,571	1.9	35,571
$100.00	Common Stock	4,043	0.8	4,043
$9,000.00	Common Stock	13	1.9	13
	Total	39,627	1.8	39,627

Restricted Stock Units

A summary of RSU activity during the three months ended March 31, 2024 is presented below:

		Weighted Average
	Number of	Grant Date Value
	RSUs	Per Share
RSUs non-vested January 1, 2024	7,639	$46.87
Granted	-	$0.00
Vested	(31)	$131.00
Forfeited	(117)	$116.00
RSUs non-vested March 31, 2024	7,491	$45.45

During the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense of $74,766 and $79,422 respectively, related to the amortization of RSUs.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

A summary of stock option activity during the three months ended March 31, 2024 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2024	302	7,517.76
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding, March 31, 2024	302	7,517.76	0.6	$-

Exercisable, March 31, 2024	289	$7,471.45	0.6	$-

During the three months ended March 31, 2024 and 2023, the Company recorded total stock-based compensation expense of $17,911 and $38,834, respectively, related to stock option grants, which is reflected as general and administrative expenses in the condensed consolidated statements of operations. As of March 31, 2024 there was $39,376 of unrecognized stock-based compensation expense, all of which is related to GGH stock option grants that will be amortized over a weighted average period of 0.5 years. No stock options were granted during the three months ended March 31, 2024 or 2023. The following table presents information related to GGH stock options outstanding as of March 31, 2024:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$462.00	6	-	6
$708.00	3	1.7	2
$720.00	10	1.6	9
$726.00	6	1.5	5
$6,936.00	193	-	193
$10,896.00	84	1.5	74
	302	0.6	289

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

15. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be involved in litigation and arbitrations from time to time in the ordinary course of business. As of March 31, 2024, the Company was not involved in any ongoing litigation. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

On February 16, 2024, the Company filed a complaint in the United States District Court for the District of Delaware alleging that the Investor engaged in an unlawful securities transaction with the Company as an unregistered dealer under U.S. securities laws.

On April 5, 2024, the Investor filed its answer to the complaint including affirmative defenses and asserted four counterclaims against the Company: (i) breach of contract; (ii) request for preliminary injunction and permanent injunction; (iii) unjust enrichment; and (iv) restitution.

On April 26, 2024, the Company responded to the Investor’s counterclaims by filing a partial motion to dismiss. The Company’s motion specifically seeks dismissal of the Investor’s counterclaims for (i) preliminary and permanent injunction; (ii) unjust enrichment; and (iii) restitution.

16. LEASES

On April 8, 2021, GGI entered into a lease agreement to lease a retail space in Miami, Florida for 7 years, which expires May 1, 2028. As of March 31, 2024, the lease had a remaining term of approximately 4.1 years. Lease payments begin at $26,758 per month and escalate 3% every year over the duration of the lease. The Company was granted rent abatements of 15% for the first year of the lease term, and 10% for the second and third year of the lease term. The Company was required to pay a $56,130 security deposit.

As of March 31, 2024, the Company had no leases that were classified as a financing lease.

Total operating lease expense was $82,965 for each of the three months ended March 31, 2024 and 2023. Lease expenses are recorded in general and administrative expenses on the accompanying consolidated statements of operations.

Supplemental cash flow information related to the lease is as follows:

	For the Three Months Ended March 31,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$53,710	$56,449

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Weighted Average Remaining Lease Term:
Operating leases	4.1	5.1

Weighted Average Discount Rate:
Operating leases	7.0%	7.0%

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future minimum lease commitments are as follows:

For the period April 1 through December 31, 2024	$259,457
For the years ended December 31,
2025	357,881
2026	368,617
2027	365,004
2028	120,463
Total future minimum lease payments	1,471,422
Less: imputed interest	(196,724)
Net future minimum lease payments	1,274,698
Less: operating lease liabilities, current portion	266,260
Operating lease liabilities, non-current portion	$1,008,438

The Company is the lessor of a building and land that it purchased in connection with the acquisition of GDS, pursuant to an operating lease which expires on August 31, 2031. At the end of the lease, the lessee may enter into a new lease or return the asset, which would be available to the Company for re-leasing. The Company recorded lease revenue of $10,674 and $10,628 during the three months ended March 31, 2024 and 2023, respectively, related to this lease agreement.

17. SUBSEQUENT EVENTS

Common Stock

On April 11, 2024, pursuant to the Private Placement, the Company issued a total of 16,667 shares of common stock for gross proceeds of $100,000 at $6.00 per share.

On April 11, 2024, the Company issued a total of 4,764 shares of common stock in connection with the anti-dilution provisions of the Private Placement as approved by the Company’s stockholders on February 29, 2024.

Promissory Notes

During May 2024, the Company issued 120-day promissory notes in in the aggregate amount of $1,185,000, of which promissory notes in the aggregate amount of $925,000 were issued for cash, and a promissory note in the amount of $260,000 was issued satisfaction of a deposit for the purchase of equity. The notes bear interest at 8.5% per annum.

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

Overview

Gaucho Group Holdings, Inc. (“GGH” or the “Company”) positions its e-commerce leather goods, accessories, and fashion brand, Gaucho – Buenos Aires™, as one of luxury, creating a platform for the global consumer to access their piece of Argentine style and high-end products. With a concentration on leather goods, ready-to-wear and accessories, this is the luxury brand in which Argentina finds its contemporary expression. During the first quarter of 2022, the Company launched Gaucho Casa, a Home & Living line of luxury textiles and home accessories, which is being marketed and sold on the Gaucho – Buenos Aires e-commerce platform. Gaucho Casa challenges traditional lifestyle collections with its luxury textiles and home accessories rooted in the singular spirit of the gaucho aesthetic. GGH seeks to grow its direct-to-consumer online products to global markets in the United States, Asia, the United Kingdom, Europe, and Argentina. We intend to focus on e-commerce and scalability of the Gaucho – Buenos Aires and Gaucho Casa brands, as real estate in Argentina is politically sensitive. GGH’s goal is to become recognized as the LVMH (“Louis Vuitton Moët Hennessy”) of South America’s leading luxury brands. Through one of its wholly owned subsidiaries, GGH also owns and operates legacy investments in the boutique hotel, hospitality and luxury vineyard property markets. This includes a golf, tennis and wellness resort, as well as an award-winning wine production company concentrating on Malbecs and Malbec blends. Utilizing these wines as its ambassador, GGH seeks to further develop its legacy real estate, which includes developing residential vineyard lots located within its 4,138-acre resort.

As a result of the COVID-19 pandemic, we terminated our corporate office lease and senior management now works remotely. GGH’s local operations are managed by professional staff with substantial hotel, hospitality and resort experience in Buenos Aires and San Rafael, Argentina.

Recent Developments and Trends

During the period from January 1, 2024 through April 11, 2024 the Company sold 305,491 shares of common stock at $6.00 per share pursuant to a private placement, for aggregate gross proceeds of $1,832,934 in connection with the Private Placement.

On January 22, 2024, the Company issued a total of 3,497 shares of common stock at $4.224 per share in settlement of its matching obligations for the year ended December 31, 2023 under the Company’s 401(k) profit sharing plan for the benefit of the Company’s Chief Executive Officer and Chief Financial Officer.

Effective February 5, 2024, the holder of the 2023 Convertible Note (the “Investor”) elected to increase the cap on its beneficial ownership of the Company from 4.99% to 9.99% effective on the sixty-first day after such notice was delivered to the Company, pursuant to the terms of the 2023 Convertible Note.

On February 7, 2024, the Company issued 1,841 shares of common stock to certain of the Company’s employees, consultants and advisors in connection with the December 31, 2023 vesting of RSUs.

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

On February 22, 2024, the Company received notice from the Underwriter of its election to terminate the Common Stock Purchase Agreement and Registration Rights Agreement (the “New ELOC”). While the notice to terminate stated that it was effective immediately, the terms of the New ELOC require at least 10 Trading Days prior written notice.

On April 11, 2023, the Company issued a total of 4,764 shares of common stock at a in connection with the anti-dilution provisions of the Private Placement as approved by the Company’s stockholders on February 29, 2024.

On April 19, 2024, the Board of Directors of the Company, as authorized by the stockholders of the Company, approved a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock. The Board of Directors of the Company also approved an amended and restated Certificate of Incorporation (the “Certificate”) to effect the Reverse Stock Split. The reverse stock split was effected on May 1, 2024.

During May 2024, the Company issued 120-day promissory notes in in the aggregate amount of $1,185,000, of which promissory notes in the aggregate amount of $925,000 were issued for cash, and a promissory note in the amount of $260,000 was issued satisfaction of a deposit for the purchase of equity. The notes bear interest at 8.5% per annum.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. However, substantial doubt has been raised as to the ability of the Company to continue as a going concern. The Company presently has enough cash on hand to sustain its operations on a month-to-month basis, but if the Company is not able to obtain additional sources of capital, it may not have sufficient funds to continue to operate the business for twelve months from the date these financial statements are issued. Since inception, our operations have primarily been funded through proceeds received in equity and debt financings.

Consolidated Results of Operations

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Overview

We reported a net loss of approximately $2.7 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively.

Revenues

Revenues from operations were approximately $587,000 and $448,000 during the three months ended March 31, 2024 and 2023, respectively, reflecting an increase of approximately $139,000 or 31%. The overall increase in sales was driven by increases in lot sale revenues of approximately $104,000 in connection with the closing of the sale of one lot during the period, increase in hotel and restaurant revenues of approximately $226,000 resulting from increases in menu and room prices and occupancy rates, increase of approximately $139,000 in wine revenues as the result of new wine distribution channels, and an increase of approximately $47,000 in clothing and other revenues. These increases were partially offset by a decrease of approximately $377,000 caused by the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Gross profit

We generated a gross profit of approximately $220,000 for the three months ended March 31, 2024 and a gross profit of approximately $154,000 for the three months ended March 31, 2023, representing an increase in gross profit of approximately $66,000 primarily resulting from the increase in lots sales and hotel and wine revenues, which did not result in incremental fixed costs associated with these business units, partially offset by a decrease in gross profit from clothing results as the result of approximately $130,000 charged to cost of sales to write-down slow moving inventory.

Selling and marketing expenses

Selling and marketing expenses were approximately $96,000 and $235,000 for the three months ended March 31, 2024 and 2023, respectively, representing a decrease of approximately $139,000 or 59%, which consisted primarily of a $70,000 decrease in marketing expenses and a $69,000 decrease resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

General and administrative expenses

General and administrative expenses were approximately $2,265,000 and $1,757,000 for the three months ended March 31, 2024 and 2023, respectively, representing an increase of approximately $508,000 or 29%. Increases of approximately $385,000 in legal and professional fees resulting from the filing of a complaint against the holder of the convertible note, extra special stockholder meetings, complex equity transactions and increased audit fees, as well as approximately $120,000 in compensation expense and $94,000 of expected credit losses, $106,000 in foreign taxes and approximately $317,000 in other aggregated expenses that are not individually material, were partially offset by decreases of approximately $513,000 resulting from the impact of the decline in the value of the Argentine peso vis-à-vis the U.S. dollar.

Depreciation and amortization expense

Depreciation and amortization expense included in operating expenses was approximately $110,000 and $109,000 during the three months ended March 31, 2024 and 2023, respectively.

Interest income

Interest income was approximately $15,000 and $50,000 during the three months ended March 31, 2024 and 2023, respectively, representing a decrease of $35,000 or 70%. During the three months ended March 31, 2024, the Company did not recognize interest earned on past due mortgage receivable balances.

Interest expense

Interest expense was approximately $427,000 and $602,000 during the three months ended March 31, 2024 and 2023, respectively, representing a decrease of approximately $175,000 or 29%, resulting from the decrease in debt balances during the period.

Other income, related party

Other income was approximately $0 and $75,000 during the three months ended March 31, 2024 and 2023, respectively. Other income during the three months ended March 31, 2023 represented management fees from LVH. LVH suspended operations on September 27, 2023; accordingly, no management fees were earned during the three months ended March 31, 2024.

Loss on extinguishment of debt

There was no loss on extinguishment of debt for the three months ended March 31, 2024. Loss on extinguishment of debt for the three months ended March 31, 2023 in the aggregate amount of $383,987 is comprised of (i) premium paid on the conversion of GGH Notes of $112,065, (ii) premium paid on the cash redemption of GH Notes of $124,049, (iii) premium paid on the 2023 Notes for cash redemption of principal in the amount of $13,094, and (iv) the fair value of $134,779 in warrants issued in the exchange agreement for the GGH Notes in 2023.

Gains from foreign currency translation

The Company recorded net gains from foreign currency remeasurement of approximately $10,000 and $112,000 during the three months ended March 31, 2024 and 2023, respectively, representing an increase of approximately $102,000 or 91%, due to the fluctuation in the Argentine peso to United States dollar exchange rates.

Change in fair value of derivative liability

The Company recorded a change in fair value of derivative liability of approximately $81,000 and $0 during the three months ended March 31, 2024 and 2023, respectively. The change in fair value during the three months ended March 31, 2024 is associated with the derivative liability arising from the accrual of convertible debt interest during the period.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	March 31,	December 31,
	2024	2023
Cash	$255,000	$428,000
Working capital deficiency	$6,065,000	$5,363,000
Debt outstanding, gross principal amount	$1,787,000	$1,874,000
Cash true up obligations	$1,485,000	$1,485,000
Lot sale obligations (gross principal amount, refundable upon rescission)	$500,000	$525,000

Cash requirements for our current liabilities include approximately $5,038,000 for accounts payable and accrued expenses (including approximately $1,485,000 of cash true up obligations), approximately $1,596,000 for convertible debt principal outstanding, approximately $191,000 for loans payable, approximately $500,000 for lot sale obligations, approximately $266,000 for future payments under operating leases, and approximately $80,000 for other current liabilities. Further, our convertible debt matured on February 21, 2024 and we have subsequently received event of default notices demanding immediate payment of all balances owed in connection with the convertible debt, including cash true up obligations. Cash requirements for our long-term liabilities include approximately $1,008,000 future payments under operating leases and approximately $24,000 for accrued expenses.

During the three months ended March 31, 2024, we financed a portion of our activities from proceeds derived from equity financings. A significant portion of the funds have been used to cover working capital needs and costs related to the infrastructure of our real estate lots.

Net cash used in operating activities for the three months ended March 31, 2024 and 2023 amounted to approximately $2,092,000 and $2,939,000, respectively. During the three months ended March 31, 2024, the net cash used in operating activities was primarily attributable to the net loss of approximately $2,734,000, adjusted for approximately $942,000 of net non-cash expenses, and approximately $300,000 of cash used to fund changes in the levels of operating assets and liabilities. During the three months ended March 31, 2023, the net cash used in operating activities was primarily attributable to the net loss of approximately $2,695,000, adjusted for approximately $969,000 of net non-cash expenses, and approximately $1,214,000) of cash used to fund changes in the levels of operating assets and liabilities.

Cash used in investing activities for the three months ended March 31, 2024 and 2023 amounted to approximately $46,000 and $50,000, respectively, resulting from the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2024 and 2023 amounted to approximately $2,000,000 and $5,119,000, respectively. For the three months ended March 31, 2024, the net cash provided by financing activities resulted from approximately $1,733,000 in proceeds from the issuance of common stock and $380,000 of deposits for equity purchases, partially offset by approximately $87,000 in repayment of loans payable, and approximately $25,000 from the partial refund of a lot sale obligation. For the three months ended March 31, 2023, the net cash provided by financing activities resulted from approximately $4,678,000 in net proceeds from the issuance of debt, $591,000 in proceeds from the issuance of common stock in a private placement, approximately $441,000 in proceeds from the issuance of stock under the New ELOC and $185,000 in proceeds from the issuance of a note payable, partially offset by the repayment of convertible debt obligations of approximately $744,000 and repayment of loans payable of approximately $33,000.

As of March 31, 2024, the Company had cash and a working capital deficit of approximately $255,000 and $6,065,000, respectively. During the three months ended March 31, 2024 and 2023, the Company incurred net losses of approximately $2.7 million and $2.7 million, respectively, and used cash in operating activities of approximately $1.9 million and $2.9 million, respectively. Further, as of March 31, 2024, approximately $3.4 million owed in connection with the Company’s convertible debt (including principal, interest, redemption premiums and cash true up obligations) is past due and payable upon demand, and approximately $0.2 million represents the current portion of the Company’s loans payable which are payable on demand or for which payments are due within twelve months after March 31, 2024.

During May 2024, the Company issued 120-day promissory notes in in the aggregate amount of $1,185,000, of which promissory notes in the aggregate amount of $925,000 were issued for cash, and a promissory note in the amount of $260,000 was issued satisfaction of a deposit for the purchase of equity. The notes bear interest at 8.5% per annum.

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

Critical Accounting Estimates

We prepare our consolidated financial statements and related disclosures in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which it relies are reasonably based upon information available to us at the time that it makes these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. The Company considers the valuation of credit losses surrounding mortgage receivables to be a critical accounting estimate due to the subjectivity and judgment necessary.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2024, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, resulting from ineffective controls over information technology general controls for information systems that are relevant to the preparation of our financial statements with respect to user provisioning and deprovisioning and cybersecurity, a lack of segregation of duties due to our small size, and lack of testing of the operating effectiveness of the controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 16, 2024, the Company filed a complaint in the United States District Court for the District of Delaware alleging 3i, LP, 3i Management LLC, and Maier Joshua Tarlow (the “3i Parties”) engaged in an unlawful securities transaction with the Company as an unregistered dealer under U.S. securities laws.

On April 5, 2024, the 3i Parties filed their answer to the complaint including affirmative defenses and asserted four counterclaims against the Company: (i) breach of contract; (ii) request for preliminary injunction and permanent injunction; (iii) unjust enrichment; and (iv) restitution.

On April 26, 2024, the Company responded to the 3i Parties’ counterclaims by filing a partial motion to dismiss. The Company’s motion specifically seeks dismissal of the 3i Parties’ counterclaims for (i) preliminary and permanent injunction; (ii) unjust enrichment; and (iii) restitution.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in Item 1A of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2024.

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

See Item 2 for additional information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Private Placement of Common Shares with Anti-Dilution Rights

On November 27, 2023, the Company commenced a private placement of shares of common stock for gross proceeds of up to $4,000,000 at a price per share which equals the Nasdaq Rule 5653(d) Minimum Price definition, but in no event at a price per share lower than $6.00) (the “Private Placement”).

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

On January 15, 2024, pursuant to the Private Placement, the Company issued a total of 16,667 shares of common stock for gross proceeds of $100,000 at $6.00 per share.

On January 26, 2024, pursuant to the Private Placement, the Company issued a total of 30,000 shares of common stock for gross proceeds of $180,000 at $6.00 per share.

On January 30, 2024, pursuant to the Private Placement, the Company issued a total of 21,667 shares of common stock for gross proceeds of $130,000 at $6.00 per share.

On February 2, 2024, pursuant to the Private Placement, the Company issued a total of 12,156 shares of common stock for gross proceeds of $72,934 at $6.00 per share.

On February 6, 2024, pursuant to the Private Placement, the Company issued a total of 5,000 shares of common stock for gross proceeds of $30,000 at $6.00 per share.

On February 13, 2024, pursuant to the Private Placement, the Company issued a total of 63,334 shares of common stock for gross proceeds of $380,000 at $6.00 per share.

On February 16, 2024, pursuant to the Private Placement, the Company issued a total of 100,000 shares of common stock for gross proceeds of $600,000 at $6.00 per share.

On March 1, 2024, pursuant to the Private Placement, the Company issued a total of 40,000 shares of common stock for gross proceeds of $240,000 at $6.00 per share.

Other Issuances of Common Stock

On January 22, 2024, the Company issued a total of 3,497 shares of common stock at $4.224 per share in settlement of its matching obligations for the year ended December 31, 2023 under the Company’s 401(k) profit sharing plan for the benefit of the Company’s Chief Executive Officer and Chief Financial Officer.

On February 7, 2024, in connection with the vesting of RSUs on December 31, 2023, certain of the Company’s employees, consultants and advisors received a total of 1,841 shares pursuant to RSUs issued under the 2018 Equity Incentive Plan with a grant date value of $116.00 per share. For this sale of securities, no general solicitation was used, no commissions were paid, all persons were accredited investors, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D was filed with the SEC on March 30, 2023.

Item 3. Defaults upon Senior Securities

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

On March 6, 2024, the Company received an Event of Default notice from 3i regarding an Event of Default arising under the 2023 Note Documents for failure to cure a Conversion Failure for a Conversion Notice submitted by 3i on February 20, 2024, and demanding immediate payment of the Event of Default Redemption Price equal to a minimum of $3,460,510.

All terms not defined herein shall refer to the defined terms in the 2023 Note Documents.

Upon an Event of Default, the interest rate on the outstanding principal will automatically be increased from 7% to 18% per annum, and 3i may require the Company to redeem all or any portion of the 2023 Note at a price equal to the greater of (i) the product of (A) the amount to be redeemed multiplied by (B) the redemption premium of 115%, and (ii) the product of (X) the conversion rate in effect at such time as 3i delivers an Event of Default redemption notice, multiplied by (Y) the product of (1) the redemption premium of 115% multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such Event of Default and ending on the date the Company makes the entire payment required to be made under the 2023 Note Documents.

Additionally, 3i may, at its option, convert the 2023 Note into shares of common stock of the Company at an alternate conversion price. The remedies provided in the 2023 Note are cumulative and in addition to all other remedies available to 3i at law or in equity (including a decree of specific performance and/or other injunctive relief).

In addition to the remedies provided under the 2023 Note Documents, 3i also holds a security interest in all of the assets of the Company, including intellectual property and the Company’s ownership interests in each of its subsidiaries, pursuant to that certain Security and Pledge Agreement and Intellectual Property Security Agreement each dated February 21, 2023 (together, the “Security Agreement”). Upon the occurrence of an Event of Default under the 2023 Note, the collateral agent appointed under the Security Agreement may exercise all of the rights and remedies of a secured party upon default under the New York Uniform Commercial Code, and may, among other things, (i) take absolute control of the collateral and receive, for the benefit of 3i, all payments made thereon, give all consents, waivers, and ratifications in respect thereof and otherwise act with respect thereto as through it were the outright owner thereof, (ii) require each grantor to make the collateral available to the collateral agent, and (iii) sell, lease, license, or dispose of the Collateral.

The Company believes that these Event of Default Redemption Notices from 3i are in response to the Company’s lawsuit filed in the United States District Court for the District of Delaware alleging that 3i engaged in an unlawful securities transaction with the Company as an unregistered dealer under U.S. securities laws. 3i is considered a “dealer” within the meaning set forth in Section 3(a)(5)(A) the Securities Exchange Act of 1934 (“Exchange Act”) and, therefore, violated Section 15(a) by engaging in interstate securities transactions with the Company absent effective dealer registration. Because of 3i’s violations of Section 15(a) of the Exchange Act, the Company is seeking to have certain contracts between it and 3i declared void and transactions effectuated thereunder rescinded pursuant to Section 29(b) of the Exchange Act. Please see our Current Report on Form 8-K as filed with the SEC on February 20, 2024.

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

Special Meeting of Stockholders

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

Equity Line of Credit with Tumim Stone Capital, LLC

As reported on our Current Report on Form 8-K as filed with the SEC on November 9, 2022, on November 8, 2022, the parties terminated the Common Stock Purchase Agreement and Registration Rights Agreement by and between, dated May 6, 2021. On November 8, 2022, the Company and Tumim Stone Capital LLC (“Tumim”) entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and Registration Rights Agreement, pursuant to which the Company had the right to sell to Tumim up to the lesser of (i) $4,430,897 of newly issued shares of the Company’s common stock, par value $0.01 per share, and (ii) greater than 54,965 shares of our common stock (subject to certain conditions and limitations), from time to time (the “2022 ELOC”). A Form D was filed by the Company on November 21, 2022. The Company also filed a resale registration statement on Form S-1 (File No. 333-268829) registering the resale of up to 16,667 shares upon draw downs on the equity line of credit on December 16, 2022, which was declared effective on December 23, 2022 (the “ELOC Registration Statement”).

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

Nasdaq Compliance

On April 18, 2023, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, due to the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the Securities and Exchange Commission (the “SEC”), the Company is not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1), which requires the timely filing of all required periodic reports with the SEC.

On May 1, 2024, the Company received a notice from the Staff notifying the Company that, due to the Company’s filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the SEC on April 30, 2024, the Company is now back in compliance with Nasdaq’s continued listing requirements under Nasdaq Rule 5250(c)(1), which requires the timely filing of all required periodic reports with the SEC.

On June 1, 2023, the Company received a notice from the Staff notifying the Company that, for the preceding 30 consecutive business days, the closing bid price for the Company’s common stock was trading below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Rule 5550(a)(2). On May 15, 2024, the Company received a notice from the Staff notifying the Company that it had regained compliance with Nasdaq Rule 5550(a)(2).

Private Placement

On April 11, 2024, pursuant to the Private Placement, the Company issued a total of 16,667 shares of common stock for gross proceeds of $100,000 at $6.00 per share.

On April 11, 2023, the Company issued a total of 4,764 shares of common stock at a price per share of $6.00 in connection with the anti-dilution provisions of the Private Placement as approved by the Company’s stockholders on February 29, 2024. See Item 2 for more information.

Reverse Stock Split

On April 19, 2024, the Board of Directors of the Company, as authorized by the stockholders of the Company, approved a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock and approved an amended and restated Certificate of Incorporation (the “Certificate”) to effect the reverse stock split. The Certificate was filed on April 24, 2024 and effective on May 1, 2024. See our Current Report on Form 8-K as filed with the SEC on April 29, 2024 for more information.

Loans

On May 1, 2024, the Company entered into a Series Note in the amount of $100,000 with one of its current stockholders. The note is part of a series of non-convertible unsecured promissory notes that the Company plans to enter into (the “Series Note”). The Series Note has an annual interest rate of 8.5% is due and payable 120 days from the date of issuance.

On May 13, 2024, the Company entered into a Series Note with one of its current stockholders in the amount of $260,000. On May 13, 2024, the Company entered into two additional Series Notes in the aggregate amount of $825,000 with two of its current stockholders.

Rule 10b5-1 Trading Arrangements

During the Company’s first quarter of 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
1.1	Underwriting Agreement, dated February 16, 2021 (4)
1.2	Warrant Agreement, including the form of Warrant, made as of February 19, 2021, between the Company and Continental. (5)
3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State effective May 1, 2024(23)
3.2	Amended and Restated Bylaws (1)
3.3	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 (3)
4.1	2018 Equity Incentive Plan. (2)
4.2	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 (3)
4.3	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on July 12, 2021 and the stockholders on August 26, 2021 (13)
4.4	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on July 1, 2022 and the stockholders on August 30, 2022 (16)
4.5	Underwriters’ Warrant (4)
4.6	Form of Warrant (10)
4.7	Form Warrant (17)
4.8	Form Warrant (17)
4.9	Form Warrant (21)
4.10	Form Warrant (22)
10.1	Employment Agreement by and between the Company and Scott L. Mathis dated September 28, 2015(20)
10.2	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 (6)
10.3	Employment Agreement by and between the Company and its Chief Financial Officer dated December 14, 2022(19)
10.4	Commercial Lease Agreement between Gaucho Group, Inc. and Design District Development Partners, LLC, dated April 8, 2021(7)
10.5	Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC, dated June 16, 2021 (8)
10.6	First Amendment to Amended and Restated Limited Liability Agreement dated November 16, 2021 (9)
10.7	Second Amendment to Amended and Restated Limited Liability Agreement dated June 7, 2022(12)
10.8	Third Amendment to Amended and Restated Limited Liability Agreement dated June 7, 2022(18)
10.9	Common Stock Purchase Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated November 8, 2022(15)
10.10	Registration Rights Agreement by and between Gaucho Group Holdings, Inc. and Tumim Stone Capital LLC, dated November 8, 2022(14)
10.11	Securities Purchase Agreement dated February 21, 2023(22)
10.12	Form of Senior Secured Convertible Note Issued by the Company(22)
10.13	Form of Security and Pledge Agreement(22)
10.14	Form of Stockholder Pledge Agreement(22)
10.15	Form of Registration Rights Agreement(22)
22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant(11)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2021.
5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2021.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020.
7.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 12, 2021.
8.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021.
9.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2021.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 1, 2022.
11.	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on April 14, 2022.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 8, 2022.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 3, 2022.
14.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 9, 2022.
15.	Incorporated by reference to the Company’s Current Report as amended on Form 8-K/A, filed on November 14, 2022.
16.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 18, 2022.
17.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 1, 2022.
18.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 13, 2022.
19.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 15, 2022.
20.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 16, 2015.
21.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2023.
22.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2023.
23.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 29, 2024.
*	Filed herewith
**	Furnished, not filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2024	GAUCHO GROUP HOLDINGS, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

