Form 10-Q
period 2024-06-30
Gaucho Group Holdings, Inc.
filed 2024-08-14
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 889,263 shares of common stock outstanding.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current Assets
Cash	$469,049	$427,961
Accounts receivable, net of allowance of $7,832 and $6,649 at June 30, 2024 and December 31, 2023, respectively	93,648	41,261
Accounts receivable - related parties, net of allowance of $1,506,651 and $1,517,836 at June 30, 2024 and December 31, 2023, respectively	4,473	-
Mortgages receivable, net of allowance of $520,763 and $369,549 at June 30, 2024 and December 31, 2023, respectively	712,124	675,512
Inventory, net of allowance of 367,357 and 186,736 at June 30, 2024 and December 31, 2023, respectively	1,916,041	2,031,880
Inventory deposits	50,214	161,531
Real estate lots held for sale	560,869	615,585
Prepaid expenses and other current assets	540,066	343,199
Total Current Assets	4,346,484	4,296,929
Long Term Assets
Mortgages receivable, non-current portion, net of allowance of $1,152,603 and $1,067,432 at June 30, 2024 and December 31, 2023, respectively	1,577,752	1,850,405
Advances to employees	282,805	281,783
Property and equipment, net	7,463,278	7,806,370
Operating lease right-of-use asset	1,097,381	1,218,408
Finance lease right-of-use asset	75,361	-
Prepaid foreign taxes, net	954,311	953,570
Intangible assets, net	87,327	98,147
Deposits, non-current	54,713	54,713
Total Assets	$15,939,412	$16,560,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

	June 30,	December 31,
	2024	2023
	(unaudited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$931,351	$925,422
Accrued expenses, current portion	4,035,702	3,719,798
Deferred revenue	1,376,325	1,471,813
Deferred revenue, related party	250,000	250,000
Finance lease liability, current portion	11,701	-
Operating lease liabilities, current portion	276,440	250,711
Loans payable, current portion	191,073	188,169
Loans payable, related party	420,000	-
Lot sale obligation, net	506,954	541,027
Convertible debt obligations, net	2,529,644	1,320,902
Convertible debt obligations, net, related party	1,000,000	-
Derivative liability	893,767	738,140
Other current liabilities	78,731	254,768
Total Current Liabilities	12,501,688	9,660,750
Long Term Liabilities
Accrued expenses, non-current portion	18,648	35,527
Finance lease liability, non-current portion	62,757	-
Operating lease liabilities, non-current portion	936,201	1,077,697
Loans payable, non-current portion	-	90,372
Total Liabilities	13,519,294	10,864,346
Commitments and Contingencies (Note 15)
Senior Convertible Preferred Stock, par value $0.01 per share: 100,000 shares designated; no shares issued and outstanding	-	-
Stockholders’ Equity
Preferred Stock, 902,670 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 889,266 and 480,794 shares issued and 889,263 and 480,791 shares outstanding at June 30, 2024 and December 31, 2023, respectively	8,893	4,808
Additional paid-in capital	152,667,334	150,631,395
Accumulated other comprehensive loss	(11,056,896)	(11,104,706)
Accumulated deficit	(139,152,858)	(133,789,163)
Treasury stock, at cost, 3 shares at June 30, 2024 and December 31, 2023	(46,355)	(46,355)
Total Stockholders’ Equity	2,420,118	5,695,979
Total Liabilities and Stockholders’ Equity	$15,939,412	$16,560,325

The accompanying notes are an integral part of these condensed consolidated financial statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Sales	$427,227	$710,975	$1,014,605	$1,158,742
Cost of sales	(451,560)	(668,619)	(819,209)	(961,918)
Gross (loss) profit	(24,333)	42,356	195,396	196,824
Operating Expenses
Selling and marketing	126,983	213,157	223,020	447,736
General and administrative	2,156,317	1,710,505	4,420,919	3,467,193
Depreciation and amortization	114,521	104,281	224,860	213,487
Total operating expenses	2,397,821	2,027,943	4,868,799	4,128,416
Loss from Operations	(2,422,154)	(1,985,587)	(4,673,403)	(3,931,592)

Other Expense (Income)
Change in fair value of derivative liability	75,037	2,141,117	155,627	2,141,117
Loss on extinguishment of debt	-	32,094	-	416,081
Gains from foreign currency remeasurement, net	(23,602)	(102,916)	(33,585)	(214,708)
Interest income	-	(64,375)	(15,400)	(114,719)
Interest expense	156,460	1,065,620	583,650	1,667,912
Other income, related party	-	(75,000)	-	(150,000)
Total other expense	207,895	2,996,540	690,292	3,745,683
Net Loss	$(2,630,049)	$(4,982,127)	$(5,363,695)	$(7,677,275)

Net Loss per Common Share
Basic and Diluted	$(3.11)	$(7.99)	$(7.36)	$(14.08)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	846,002	623,674	729,105	545,354

The accompanying notes are an integral part of these condensed consolidated financial statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(2,630,049)	$(4,982,127)	$(5,363,695)	$(7,677,275)
Other comprehensive loss:
Foreign currency translation adjustments	84,201	(37,993)	47,810	(77,792)
Comprehensive loss	$(2,545,848)	$(5,020,120)	$(5,315,885)	$(7,755,067)

The accompanying notes are an integral part of these condensed consolidated financial statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - January 1, 2024	480,794	$4,808	3	$(46,355)	$150,631,395	$(11,104,706)	$(133,789,163)	$5,695,979
Stock-based compensation:
Options		-	-	-	17,911	-	-	17,911
Restricted stock units	1,841	19	-	-	74,747	-	-	74,766
Common stock issued for 401(k) employer matching	3,497	35	-	-	14,733	-	-	14,768
Common stock issued for cash in private placement	288,824	2,888	-	-	1,730,046	-	-	1,732,934
Net loss		-	-	-	-	-	(2,733,646)	(2,733,646)
Other comprehensive loss		-	-	-	-	(36,391)	-	(36,391)
Balance - March 31, 2024	774,956	7,750	3	(46,355)	152,468,832	(11,141,097)	(136,522,809)	4,766,321
Stock-based compensation:
Options		-	-	-	17,909	-	-	17,909
Restricted stock units	12,500	125	-	-	81,611	-	-	81,736
Common stock issued for cash in private placement	16,667	166	-	-	99,834	-	-	100,000
Anti-dilution shares issued	4,764	48	-	-	(48)	-	-	-
Effect of reverse stock split	80,379	804	-	-	(804)	-	-	-
Net loss	-	-	-	-	-	-	(2,630,049)	(2,630,049)
Other comprehensive loss	-	-	-	-	-	84,201	-	84,201
Balance - June 30, 2024	889,266	$8,893	3	$(46,355)	$152,667,334	$(11,056,896)	$(139,152,858)	$2,420,118

The accompanying notes are an integral part of these condensed consolidated financial statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - January 1, 2023	36,534	$365	3	$(46,355)	$139,159,811	$(10,842,569)	$(117,479,571)	$10,791,681
Cumulative effect of change upon adoption of ASU 2016-13	-	-	-	-	-	-	(111,582)	(111,582)
Stock-based compensation:
Options	-	-	-	-	38,834	-	-	38,834
Restricted stock units	39	-	-	-	79,422	-	-	79,422
Common stock issued for 401(k) employer matching	242	3	-	-	32,614	-	-	32,617
Shares issued under the New ELOC, net of offering costs [1]	3,644	37	-	-	441,372	-	-	441,409
Relative fair value of warrants issued with 2023 Notes, net of issuance costs [2]	-	-	-	-	1,506,319	-	-	1,506,319
Warrants issued for modification of GGH Notes	-	-	-	-	134,779	-	-	134,779
Reduction of warrant exercise price on new debt issuance	-	-	-	-	63,502	-	-	63,502
Shares issued upon conversion of debt and interest	8,333	83	-	-	1,571,470	-	-	1,571,553
Common stock issued for cash in private placement	5,910	59	-	-	590,941	-	-	591,000
Cashless warrant exercise	513	5	-	-	(5)	-	-	-
True-up adjustment	3	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,695,148)	(2,695,148)
Other comprehensive loss	-	-	-	-	-	(39,799)	-	(39,799)
Balance - March 31, 2023	55,218	552	3	(46,355)	143,619,059	(10,882,368)	(120,286,301)	12,404,587
Stock-based compensation:	-	-
Options	-	-	-	-	38,834	-	-	38,834
Restricted stock units	-	-	-	-	74,978	-	-	74,978
Shares issued under the New ELOC, net of offering costs [3]	4,588	46	-	-	291,551	-	-	291,597
Shares issued upon conversion of debt and interest	8,288	83	-	-	575,173	-	-	575,256
Net loss	-	-	-	-	-	-	(4,982,127)	(4,982,127)
Other comprehensive loss	-	-	-	-	-	(37,993)	-	(37,993)
Balance - June 30, 2023	68,093	$681	3	$(46,355)	$144,599,595	$(10,920,361)	$(125,268,428)	$8,365,132

[1]	Includes gross proceeds of $480,670, less $39,261 of offering costs
[2]	Represents $1,609,935 relative fair value of warrants, less $103,616 of allocable issuance costs
[3]	Includes gross proceeds of $316,953, less $25,356 of offering costs

The accompanying notes are an integral part of these condensed consolidated financial statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(5,363,695)	$(7,677,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	6,816	5,908
Options	35,820	77,668
Restricted stock units	156,502	154,400
Non-cash lease expense	121,400	113,744
Gains from foreign currency remeasurement, net	(33,585)	(214,708)
Depreciation and amortization	232,875	213,487
Amortization of debt discount	318,819	1,079,034
Provision for credit losses, net of recoveries	226,743	57,104
Provision for unrealizable prepaid taxes	32,124	-
Provision for obsolete inventory	180,620	99,323
Change in fair value of derivative liability	155,627	2,141,117
Loss on sale of land	44,406	416,081
Decrease (increase) in assets:
Accounts receivable and mortgages receivable	(85,352)	(126,017)
Employee advances	-	(571)
Inventory	(64,781)	(57,274)
Inventory deposits	111,317	1,417
Real estate lots held for sale	54,716	-
Prepaid expenses and other current assets	(229,732)	(30,668)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	380,100	(162,671)
Operating lease liabilities	(115,767)	(98,126)
Deferred revenue	(95,488)	(4,985)
Other liabilities	(174,156)	(20,131)
Total Adjustments	1,259,024	3,644,132
Net Cash Used in Operating Activities	(4,104,671)	(4,033,143)
Cash Flows from Investing Activities
Purchase of property and equipment	(111,229)	(438,895)
Proceeds from sale of land	187,860	-
Purchase of intangible asset	-	(50,000)
Net Cash Provided by (Used in) Investing Activities	76,631	(488,895)

The accompanying notes are an integral part of these condensed consolidated financial statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(unaudited)

	June 30,
	2024	2023
Cash Flows from Financing Activities
Proceeds from loan payable	-	185,000
Proceeds from loans payable, related party	300,000	-
Proceeds from equity deposits	380,000	-
Repayments of loans payable	(87,469)	(58,718)
Refund of lot sale obligation	(73,450)	-
Proceeds from the issuance of convertible debt	669,303	5,000,000
Proceeds from the issuance of convertible debt, related party	1,000,000	-
Financing costs in connection with the issuance of convertible debt	-	(321,803)
Repayments of convertible debt obligations	-	(862,541)
Proceeds from common stock issued for cash	1,832,934	591,000
Redemption premiums paid on convertible debt obligations	-	(156,160)
Proceeds from issuance of shares under the New ELOC, net of offering costs [1]	-	733,006
Net Cash Provided by Financing Activities	4,021,318	5,109,784
Effect of Exchange Rate Changes on Cash	47,810	(77,792)
Net Increase in Cash	41,088	509,954
Cash - Beginning of Period	427,961	300,185
Cash - End of Period	$469,049	$810,139

Supplemental Disclosures of Cash Flow Information:
Interest paid	$240,725	$561,876
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Finance lease liability for equipment	$75,734	$-
Equity issued to satisfy accrued stock-based compensation obligation	$14,768	$32,617
Shares issued in connection with anti-dilution protection	$48	$-
Shares issued upon conversion of debt and accrued interest	$-	$2,146,809
Equity deposits exchanged for notes payable	$120,000	$-
Equity deposits exchanged for convertible debt	$260,000	$-
Relative fair value of warrants issued with 2023 Notes, net of allocable issuance costs [2]	$-	$1,506,319
Warrants issued and debt principal exchanged upon modification of convertible debt	$-	$63,502
Cashless warrant exercise	$-	$513

[1]	Gross proceeds of $797,623, less offering costs of $64,617

[2]	Represents $1,609,935 relative fair value of warrants, less $103,616 in allocable issuance costs

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements have been derived from the Company’s accounting records and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on April 30, 2024.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2024, the Company had cash of $469,049 and a working capital deficit of $8,155,204. During the six months ended June 30, 2024 and 2023, the Company incurred net losses of $5,363,695 and $7,677,275, respectively, and used cash in operating activities of $4,104,671 and $4,033,143, respectively.

As of June 30, 2024, future cash requirements for current liabilities include $4,967,053 for accounts payable and accrued expenses (including cash true up obligations in connection with convertible debt in the amount of $1,484,677), $451,550 for lot sale obligations, $3,531,722 of principal owed in connection with convertible debt, $611,073 for loans payable, $276,440 for future payments under an operating lease, $11,701 for future payments under a finance lease, and $78,731 for other current liabilities. Further, the Company’s convertible debt matured on February 21, 2024 and the Company has subsequently received event of default notices demanding immediate payment of all balances owed in connection with the convertible debt, including cash true up obligations. Balances owed in connection with convertible debt in default remain outstanding as of the date of the filing of this quarterly report on Form 10-Q. Future cash requirements for long-term liabilities include $936,201 for future payments under an operating lease, $62,757 for future payments under a finance lease and $18,648 for accrued expenses.

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

During the period from July 3, 2024 through August 6, 2024, the Company issued 120-day convertible promissory notes in exchange for cash proceeds in the aggregate amount of $1,290,400. The notes bear interest at 8.5% per annum, and automatically convert into preferred shares at a conversion price of $100.00 per preferred share on the date that the Company obtains stockholder approval to issue such shares. If the Company does not obtain such approval, all principal and interest accrued on the notes will be due and payable at maturity.

Based upon projected revenues and expenses, the Company believes that it may not have sufficient funds to operate for the next twelve months from the date these condensed consolidated financial statements are issued. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

Highly Inflationary Status in Argentina

During the three and six months ended June 30, 2024, the Company recorded gains of $23,602 and $33,585, respectively, and during the three and six months ended June 30, 2023, the Company recorded gains of $102,916 and $214,708, respectively, resulting from foreign currency remeasurement of the Company’s Argentine subsidiaries’ net monetary liability position of its Argentine subsidiaries.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $106,378 and $93,878 at June 30, 2024 and December 31, 2023, respectively, which represents cash held in Argentine bank accounts.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Real estate sales	$-	$154,960	$104,143	$154,959
Hotel rooms and events	146,174	218,837	459,561	464,525
Clothes and accessories	31,977	42,381	86,918	107,763
Restaurants	41,789	56,989	96,470	136,007
Winemaking	91,612	45,918	131,969	75,741
Agricultural sales	81,370	162,764	81,537	162,764
Golf, tennis and other	34,305	29,126	54,007	56,983
Total Revenues	$427,227	$710,975	$1,014,605	$1,158,742

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of June 30,
	2024		2023

Options	302		385
Warrants	39,627		48,393
Unvested restricted stock units	19,866		5,163
Senior Secured Convertible Notes	410,746	[1]	125,169	[2]
Convertible 8.5% Preferred Promissory Notes	488,900	[3]	-
Total potentially dilutive shares	959,441		179,110

[1]	Represents shares issuable upon conversion of $1,595,697 in convertible debt, $276,450 of redemption premium and $247,301 of related accrued interest outstanding as of June 30, 2024 at a conversion price of $5.16 per share, which represents the conversion price in effect as of June 30, 2024. The conversion price of such debt is variable and is subject to a floor price of $4.00 per share (see Note 10, Convertible Debt Obligations).

[2]	Represents shares issuable upon conversion of $4,893,983 of convertible debt, $734,097 of redemption premium and $8,293 of related accrued interest outstanding as of June 30, 2023, at a conversion price of $45.03 per share, which represents the conversion price in effect as of June 30, 2023. The conversion price of such debt is variable and is subject to a floor price of $27.00 per share (see Note 10, Convertible Debt Obligations).

[3]	Represents shares issuable upon conversion of $1,936,025 of convertible debt principal and $19,484 of related accrued interest outstanding as of June 30, 2024. The debt is initially convertible into convertible preferred shares at a conversion price of $100 per preferred share. Each convertible preferred share is then convertible into 25 shares of common stock.

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

3. MORTGAGES RECEIVABLE

The Company offers loans to purchasers in connection with the sale of real estate lots. The loans bear interest at 7.2% per annum and terms generally range from eight to ten years. Principal and interest for each loan is billed and receivable on a monthly basis. The loans are secured by a first mortgage lien on the property purchased by the borrower. The Company records a credit loss reserve for unsecured amounts of past due mortgages receivable. Mortgages receivable include the related interest receivable and are presented at amortized cost, less the reserve for expected credit losses, in the accompanying condensed consolidated financial statements.

Management evaluates each loan individually on a quarterly basis, to assess collectability and estimate a reserve for past due amounts. Past due principal and interest in the aggregate amounts of $1,140,466 and $815,674 are included in mortgages receivable, current as of June 30, 2024 and December 31, 2023, respectively. The total allowance for uncollectable mortgages is $1,673,366 and $1,436,981 as of June 30, 2024 and December 31, 2023, respectively.

The following represents the maturities of mortgages receivable as of June 30, 2024:

For the period from July 1, 2024 through December 31, 2024	$1,066,152
For the year ended December 31,
2025	409,927
2026	440,436
2027	473,215
2028	480,227
2029	495,135
Thereafter	598,150
Gross Receivable	3,963,242
Less: Allowance	(1,673,366)
Net receivable	2,289,876
Less: current portion	(712,124)
Mortgages receivable, non-current portion	$1,577,752

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of each of June 30, 2024 and December 31, 2023, two borrowers had past-due loans outstanding representing 11% and 10% of the total balance of mortgages receivable. A reserve is established for the unsecured portion of these receivables.

The Company recorded interest income from its mortgages receivable of $9,562 and $109,816 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, there is $203,710 and $190,967, respectively, of interest receivable included in mortgages receivable on the accompanying condensed consolidated balance sheets.

4. INVENTORY

Inventory at June 30, 2024 and December 31, 2023 was comprised of the following:

	June 30,	December 31,
	2024	2023

Vineyard in process	$510,154	$713,104
Wine in process	660,462	622,167
Finished wine	132,700	37,636
Clothes and accessories	618,144	638,023
Other	361,938	207,686
	2,283,398	2,218,616
Less: Reserve for obsolescence	(367,357)	(186,736)
Total	$1,916,041	$2,031,880

The Company had deposits for inventory purchases in the amount of $50,214 and $161,531 as of June 30, 2024 and December 31, 2023, respectively.

The Company recorded a provision for obsolete inventory in the amount of $50,836 and $180,620 during the three and six months ended June 30, 2024, respectively, related to its clothing and accessories inventory. The Company recorded a provision for obsolete inventory in the amount of $93,389 and $99,323 during the three and six months ended June 30, 2023, respectively.

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

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	June 30,	December 31,
	2024	2023

Accrued compensation and payroll taxes	$1,596,702	$1,803,869
Accrued taxes payable - Argentina	164,855	84,494
Accrued insurance expense	18,176	36,352
Accrued consulting fees	72,139	74,512
Accrued commissions	22,307	66,267
Accrued interest	333,067	130,280
Accrued cash true up obligation (see Note 10)	1,484,677	1,484,677
Accrued rent expense	123,371	-
Other accrued expenses	220,408	39,347
Accrued expenses, current	4,035,702	3,719,798
Accrued payroll tax obligations, non-current	18,648	30,003
Other long term accruals	-	5,524
Total accrued expenses	$4,054,350	$3,755,325

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On November 27, 2020, the Company entered into various payment plans, pursuant to which it agreed to pay its Argentine payroll tax obligations over a period of 60 to 120 months. The current portion of payments due under the plan is $140,315 and $75,769 as of June 30, 2024 and December 31, 2023, respectively, which is included in accrued taxes payable – Argentina, above. The non-current portion of accrued payroll tax obligations represents payments under the plan that are scheduled to be paid after twelve months. The Company incurred interest expense of $29,526 and $37,431 during the three and six months ended June 30, 2024, respectively, and incurred interest expense of $64,283 and $81,587 during the three and six months ended June 30, 2023, respectively, related to these payment plans.

7. DEFERRED REVENUE

Deferred revenue is comprised of the following:

	June 30,	December 31,
	2024	2023
Real estate lot sales deposits	$1,337,230	$1,436,758
Hotel deposits	34,630	32,657
Other	4,465	2,398
Total	$1,376,325	$1,471,813

The Company accepts deposits in conjunction with agreements to sell real estate building lots at Algodon Wine Estates in the Mendoza wine region of Argentina. These lot sale deposits are generally denominated in U.S. dollars. Revenue is recorded when the sale closes, and the deeds are issued. No lot sale deposits were recorded during the six months ended June 30, 2024. The Company recorded revenue upon the closing of the sale of real estate lots in the amount of $0 and $104,143 during the three and six months ended June 30, 2024, and recorded the sale of one lot and recorded revenue in the amount of $154,959 during the three and six months ended June 30, 2023.

Deferred revenue, related party represents $250,000 received from a greater than 10% holder of the Company’s common stock, for the purchase of five real estate lots. The Company recorded interest expense of $5,294 and $10,589 during the three and six months ended June 30, 2024, respectively, in connection with the deferred revenue received from the related party. As of June 30, 2024 and December 31, 2023, there is accrued interest of $14,194 and $3,605, respectively, related to the deferred revenue received from the related party.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. LOT SALE OBLIGATIONS

The following table summarizes the activity in connection with the Company’s lot sale obligations during the six months ended June 30, 2024:

	Lot Sale Obligations
	Lot Sale Obligations	Debt Discount	Lot Sale Obligations, net of discount
Balance at January 1, 2024	$605,096	$(64,068)	$541,027
Lot deposit refunded in 1Q24	(25,000)	-	(25,000)
Amortization of debt discount	-	19,355	19,355
Balance at March 31, 2024	580,096	(44,713)	535,382
Portion of lot deposit refunded in 2Q24	(48,450)	-	(48,450)
Amortization of debt discount	-	20,022	20,022
Balance at June 30, 2024	$531,646	$(24,691)	$506,954

During the fourth quarter of 2023, the Company entered into agreements (each, a “Lot Deposit Agreement”) with five investors in the Company (each, a “Purchaser”), pursuant to which (1) each Purchaser agreed to purchase either two or three real estate lots at a purchase price of $50,000 per lot and pay the full purchase price (the “Purchase Amount”) for the purchased lots, (2) each Purchaser has the right to rescind the Lot Deposit Agreement at any time between twelve months from the date of the Lot Deposit Agreement but prior to the closing of the lot sale. In the event of such rescission, the Company agrees to refund the deposit amount plus interest at a rate of 8.5% compounded quarterly and agrees to transfer title to one residential lot of the Purchaser’s choosing within 30 calendar days of receiving the Purchaser’s written notice to rescind.

During the fourth quarter of 2023, the Company entered into Lot Deposit Agreements for the purchase of eleven real estate lots and received Purchase Amounts in the aggregate amount of $525,000, which is recorded as lot sale obligations on the accompanying condensed consolidated balance sheet. A Purchase Amount of $25,000 is receivable as of June 30, 2024, and will be recorded as additional Lot Sale Obligation when received. The $80,096 aggregate cost of the lots to be transferred in the event of rescission of the Lot Deposit Agreements was recorded as a discount to the lot sale obligations and is being amortized over twelve months using the effective interest method.

Interest Expense on Lot Sale Obligations

The Company recorded interest expense in the amount of $30,640 and $60,459 related to lot sale obligations during the three and six months ended June 30, 2024, respectively, which consisted of $10,618 and $21,083, respectively, of interest accrued at the stated rate of 8.5%, plus amortization of debt discount in the amount of $20,022 and $39,377, respectively. As of June 30, 2024 and December 31, 2023, there is accrued interest of $18,120 and $9,052, respectively, related to the Company’s lot sale obligations.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. LOANS PAYABLE

The Company’s loans payable are summarized below:

	June 30,	December 31,
Loans Payable	2024	2023
EIDL	$89,613	$93,541
2023 Loan	101,460	185,000
Total Loans Payable	191,073	278,541
Less: current portion	(191,073)	(188,169)
Total Loans Payable, non-current portion	$-	$90,372

Loans Payable, Related Party
Investor Loans	$420,000	$-

EIDL Loan

On May 22, 2020, the Company received a loan in the principal amount of $94,000 (the “EIDL Loan”) pursuant to the Economic Injury Disaster Loan (“EIDL”) assistance program offered by the SBA in response to the impact of the COVID-19 pandemic on the Company’s business, which bears interest at 3.75% per annum. As of June 30, 2024, the balance on the EIDL Loan is $89,613. The Company is currently in default on the EIDL Loan, and the loan is payable upon demand.

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

Loans Payable, related party

On June 24, 2024, the Company issued 120-day promissory notes (“Investor Loans”) in the aggregate amount of $420,000 to a greater than 10% holder of the Company’s common stock, of which an Investor Loan in the amount of $300,000 was issued for cash and an Investor Loan in the amount of $120,000 was issued in satisfaction of a deposit for the purchase of equity, in lieu of issuance of shares. The Investor Loans bear interest at 8.5% per annum.

Interest Expense on Loans Payable

The Company incurred interest expense related to the loans payable in the amount of $7,627 and $9,525 during the three and six months ended June 30, 2024, respectively, and incurred interest expense related to the loans payable in the amount of $33,248 and $36,514 during the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, there is accrued interest of $33,967 and $26,129, respectively, related to the Company’s loans payable.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. CONVERTIBLE DEBT OBLIGATIONS

Convertible debt obligations consist of the following:

	2023 Convertible Note	Preferred Share Convertible Notes	Total Principal	Debt Discount	Convertible debt, net of discount	Preferred Share Convertible Notes - Related Party
Balance at January 1, 2024	$1,595,697	$-	$1,595,697	$(274,795)	$1,320,902	$-
Convertible notes issued	-	936,025	936,025	(6,725)	929,300	-
Convertible note issued to related party	-	-	-	-	-	1,000,000
Amortization of debt discount	-	-	-	279,442	279,442	-
Convertible notes outstanding at June 30, 2024	$1,595,697	$936,025	$2,531,722	$(2,078)	$2,529,644	$1,000,000

2023 Senior Secured Convertible Note

Effective February 5, 2024, the Investor in the 2023 Senior Secured Convertible Note (the “Investor”) elected to increase the cap on its beneficial ownership of the Company from 4.99% to 9.99% effective on the sixty-first day after such notice was delivered to the Company, pursuant to the terms of the 2023 Note.

The 2023 Senior Secured Convertible Note (the “2023 Note”) is convertible at the Event of Default conversion price, equal to the lessor of a) $134.00; (b) 80% of the volume-weighted average price on the day preceding receipt of the conversion notice; or (c) 80% of the average of the three lowest volume-weighted average prices over the fifteen trading days which precede receipt of the conversion notice, all subject to a floor price of $4.00. If the conversion price in effect on the date of conversion is less than $4.00, the Investor is entitled to a cash true up payment equal to the difference between the conversion dollar amount and the value of shares issued upon conversion. As of June 30, 2024 and December 31, 2023, the Company has accrued $1,484,677 of cash true up payments as the result of 2023 Convertible Note principal and interest converted at the floor price in effect at the date of conversion.

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

There were no repayments or conversions of the 2023 Note during the six months ended June 30, 2024.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Derivative Liability in Connection with 2023 Notes

The Event of Default Conversion Price on the 2023 Notes represents a redemption feature, which was bifurcated from the 2023 Note host and recorded as a derivative liability. During the six months ended June 30, 2024, the Company has recorded $155,627 in connection with the change in fair value of the derivative liability, which represents the difference between shares issuable upon conversion with no event of default, and the value of shares issuable upon conversion of debt at the Event of Default Conversion Price.

The following table sets forth a summary of the changes in the fair value of the derivative liability that are measured at fair value on a recurring basis:

Balance at January 1, 2024	$738,140
Add: fair value of derivative associated with convertible interest accrued during the period	155,627
Balance at June 30, 2024	$893,767

Convertible 8.5% Preferred Promissory Notes

During the period from May 2024 through June 2024, the Company issued 120-day convertible preferred promissory notes (the “Preferred Share Convertible Notes”) in in the aggregate amount of $936,025, of which convertible promissory notes in the aggregate amount of $669,300 were issued for cash, and convertible promissory notes in the aggregate amount of $366,725 were issued in satisfaction of an aggregate of $260,000 of deposits for the purchase of equity, in lieu of issuance of shares The notes bear interest at 8.5% per annum, and automatically convert into Senior Convertible Preferred Stock at a conversion price of $100.00 per share of Senior Convertible Preferred Stock on the date that the Company obtains stockholder approval to issue such shares. The Company expects to obtain stockholder approval for the issuance of the Senior Convertible Preferred Stock at its Annual General Meeting of Stockholders, currently scheduled for August 16, 2024. If the Company does not obtain such approval, all principal and interest accrued on the Preferred Share Convertible Notes will be due and payable at maturity. The Company recorded $6,725 of original issue discount in connection with two Preferred Share Convertible Notes which will be amortized over the 120-day term, using the effective interest method.

Convertible 8.5% Preferred Promissory Notes - Related Party

During the period from May 2024 through June 2024, the Company issued Preferred Share Convertible Notes in exchange for cash aggregate amount of $1,000,000, to a holder of greater than 10% of the Company’s common stock. The notes bear interest at 8.5% per annum, and automatically convert into Senior Convertible Preferred Stock at a conversion price of $100.00 per share of Senior Convertible Preferred Stock on the date that the Company obtains stockholder approval to issue such shares. The Company expects to obtain stockholder approval for the issuance of the Senior Convertible Preferred Stock at its Annual General Meeting of Stockholders, currently scheduled for August 16, 2024. If the Company does not obtain such approval, all principal and interest accrued on the Preferred Share Convertible Notes will be due and payable at maturity.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Interest Expense on Convertible Debt Obligations

The Company incurred total interest expense of approximately $95,692 and $987,034 related to its convertible debt obligations during the three months ended June 30, 2024 and 2023, respectively. Interest expense during the three months ended June 30, 2024 and 2023 consisted of (i) $47,313 and $211,260, respectively, of interest and make-whole interest accrued at stated interest rates and (ii) $43,732 and $58,907, respectively, of incremental default interest, and (iii) $4,647 and $716,867, respectively, of amortization of debt discount.

The Company incurred total interest expense of approximately $454,734 and $1,553,076 related to its convertible debt obligations during the six months ended June 30, 2024 and 2023, respectively. Interest expense during the six months ended June 30, 2024 and 2023 consisted of approximately (i) $87,828 and $415,135 of interest and make-whole interest accrued at stated interest rates and (ii) $87,464 and $58,907, respectively, of incremental default interest, and (iii) $279,442 and $1,079,034 of amortization of debt discount.

As of June 30, 2024 and December 31, 2023, there is accrued interest of $266,786 and $91,494, respectively, related to the Company’s convertible debt obligations.

11. SEGMENT DATA

The Company’s financial position and results of operations are classified into three reportable segments, consistent with how the CODM makes decisions about resource allocation and assesses the Company’s performance.

●	Real Estate Development, through AWE and TAR, including hospitality and winery operations, which support the ALGODON® brand.

●	Fashion (e-commerce), through GGI, including the manufacture and sale of high-end fashion and accessories sold through an e-commerce platform.

●	Corporate, consisting of general corporate overhead expenses not directly attributable to any one of the business segments.

The following tables present segment information for the three and six months ended June 30, 2024 and 2023, respectively:

	For the Three Months Ended June 30, 2024				For the Six Months Ended June 30, 2024
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL
Revenues	$395,250	$31,977	$-	$427,227	$927,687	$86,918	$-	$1,014,605
Revenues from Foreign Operations	$395,250	$-	$-	$395,250	$927,687	$-	$-	$927,687
Loss from Operations	$(505,970)	$(473,304)	$(1,442,880)	$(2,422,154)	$(756,002)	$(928,591)	$(2,988,810)	$(4,673,403)

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	For the Three Months Ended June 30, 2023				For the Six Months Ended June 30, 2023
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL
Revenues	$670,594	$40,381	$-	$710,975	$1,052,979	$105,763	$-	$1,158,742
Revenues from Foreign Operations	$670,594	$-	$-	$670,594	$1,052,979	$-	$-	$1,052,979
Loss from Operations	$(123,767)	$(463,126)	$(1,398,694)	$(1,985,587)	$(457,771)	$(955,325)	$(2,518,496)	$(3,931,592)

The following table presents segment information as of June 30, 2024 and December 31, 2023.

	As of June 30, 2024				As of December 31, 2023
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL
Total Property and Equipment, net	$6,679,443	$1,040,424	$(256,589)	$7,463,278	$6,651,946	$1,154,424	$-	$7,806,370
Total Property and Equipment, net in Foreign Countries	$6,679,443	$-	$-	$6,679,443	$6,651,946	$-	$-	$6,651,946
Total Assets	$12,895,373	$2,522,805	$521,234	$15,939,412	$13,004,982	$3,110,117	$445,226	$16,560,325

12. RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company had accounts receivable – related parties of $4,473 and $0 as of June 30, 2024 and December 31, 2023, respectively, net of allowances for expected credit losses of $1,506,651 and $1,517,836, respectively, representing the net realizable value of advances made to, and expense sharing obligations receivable from, separate entities under common management.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company recorded recoveries of credit losses (net of credit loss expense) related to accounts receivable, related parties of $139,346 and $11,185 and during the three and six months ended June 30, 2024, respectively. The Company recorded credit losses related to accounts receivable, related parties of $0 and $19,431 during the three and six months ended June 30,2023, respectively. Credit losses are recorded as bad debt expense which is reflected within general and administrative expenses on the accompanying condensed consolidated statements of operations.

Expense Sharing

On April 1, 2010, the Company entered into an agreement with a Related Party to share expenses such as office space, support staff, professional services, and other operating expenses (the “Related Party ESA”). During the three months ended June 30, 2024 and 2023, the Company made advances in the amount of $67,000 and $0, respectively, to the related entities, and paid expenses on behalf of the related entities (pursuant to the expense sharing agreements discussed below) in the amount of $77,829 and $208,103, respectively. The Company received repayments from the related parties in the amount of $284,175 and $237,813 during the three months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024 and 2023, the Company made advances in the amount of $172,540 and $85,644, respectively, to the related entities, and paid expenses on behalf of the related entities (pursuant to the expense sharing agreements discussed below) in the amount of $185,001 and $383,529, respectively. The Company received repayments from the related parties in the amount of $369,168 and $367,813 during the six months ended June 30, 2024 and 2023, respectively.

Management Fee Income

During the six months ended June 30, 2024 and 2023, the Company recorded income of $0 and $150,000 respectively, representing management fees received from LVH pursuant to a June 2021 agreement with LVH.

Other Related Party Transactions

See Note 9 – Loans Payable related to promissory notes issued, and Note 10 – Convertible Debt related to Preferred Share Convertible Notes issued to a holder greater than 10% of the Company’s common stock.

13. BENEFIT CONTRIBUTION PLAN

The Company sponsors a 401(k) profit-sharing plan (“401(k) Plan”) that covers substantially all of its employees in the United States. The 401(k) Plan provides for a discretionary annual contribution, which is allocated in proportion to compensation. In addition, each participant may elect to contribute to the 401(k) Plan by way of a salary deduction.

A participant is always fully vested in their account, including the Company’s contribution. For the three months ended June 30, 2024 and 2023, the Company recorded a charge associated with its contribution of approximately $3,976 and $3,300 respectively. For the six months ended June 30, 2024 and 2023, the Company recorded a charge associated with its contribution of approximately $6,816 and $5,908, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair market value of its common stock on the date the shares are issued. During the six months ended June 30, 2024, the Company issued 3,497 shares at $4.22 per share in satisfaction of $14,768 of 401(k) contribution liabilities. During the six months ended June 30, 2023, the Company issued 242 shares at $135 per share in satisfaction of $32,617 of 401(k) contribution liabilities.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

14. TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

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

Preferred Stock

On May 21, 2024, the Company filed a Certificate of Designation of Senior Convertible Preferred Stock with the Delaware Secretary of State, designating 100,000 shares of preferred stock of the Company, par value $0.01, as Senior Convertible Preferred Stock (the “Preferred Stock”). Holders of Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of 8.5% of the Preferred Stock liquidation value (equal to face value of $100 per share), payable when, as and if declared by the Board of Directors.

Each share of Preferred Stock converts into 25 shares of common stock (a) at the option of the holder (and upon approval of the Company, which shall not be unreasonably withheld) at any time after 6 months and 1 day from the date of the termination of the Preferred Stock offering (the “Termination Date”); or (b) automatically, if, on the date that is 18 months from the Termination Date, the price of the Company’s common stock increases by more than 60% from the date of the initial purchase of Preferred Stock by each Preferred Stock holder. If not previously converted, the Company must redeem all then-outstanding shares of Preferred Stock on the date that is 18 months from the Termination Date for a price equal to the liquidation value of each share, plus all unpaid and accrued and accumulated dividends, whether or not declared, within 60 days.

There are no shares of Preferred Stock issued or outstanding as of June 30, 2024.

Common Stock

On November 27, 2023, the Company commenced a private placement (“the Private Placement”) of shares of common stock for gross proceeds of up to $4,000,000 at a price per share which equals the Nasdaq Rule 5653(d) Minimum Price definition, but in no event at a price per share lower than $6.00). On February 29, 2024, the Company’s stockholders approved certain anti-dilution provisions for holders of shares purchased in connection with the Private Placement, for a period of 18 months following the closing of the offering. During the three months ended June 30, 2024, the Company issued 4,764 shares pursuant to these anti-dilution provisions.

During the period from January 1, 2024 through February 28, 2024 the Company sold 288,824 shares of common stock at $6.00 per share for aggregate proceeds of $1,732,934 in connection with the Private Placement. On April 11, 2024 the Company sold an additional 16,667 shares of common stock at $6.00 per share for aggregate proceeds of $100,000 in connection with the Private Placement.

During the six months ended June 30, 2024, the Company issued 14,341 shares of common stock to certain of the Company’s employees, consultants and advisors in connection with the vesting of RSUs.

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

Accumulated Other Comprehensive Loss

For the three and six months ended June 30, 2024, the Company recorded a gain of $84,201 and $47,810, respectively, and for the three and six months ended June 30, 2023, the Company recorded a loss of $37,993 and $77,792, respectively, related to foreign currency translation adjustments as accumulated other comprehensive loss, primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 2 – Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warrants

There was no activity with regard to the Company’s warrants during the six months ended June 30, 2024.

As of June 30, 2024, warrants for the purchase of 39,627 shares of the Company’s common stock are outstanding with a weighted average exercise price of $53.55.

A summary of outstanding and exercisable warrants as of June 30, 2024 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$45.00	Common Stock	35,571	1.6	35,571
$100.00	Common Stock	4,043	0.6	4,043
$9,000.00	Common Stock	13	1.6	13
	Total	39,627	1.5	39,627

Restricted Stock Units

A summary of RSU activity during the six months ended June 30, 2024 is presented below:

		Weighted Average
	Number of	Grant Date Value
	RSUs	Per Share
RSUs non-vested January 1, 2024	7,639	$46.87
Granted	25,000	-
Vested	(12,531)	5
Forfeited	(242)	116
RSUs non-vested June 30, 2024	19,866	$19.16

During the three and six months ended June 30, 2024, the Company recorded stock-based compensation expense of $81,736 and $156,502 respectively, and during the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense of $74,978 and $154,400 respectively, related to the amortization of RSUs.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

A summary of stock option activity during the six months ended June 30, 2024 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2024	302	7,517.76
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding, June 30, 2024	302	7,517.76	0.4	$-

Exercisable, June 30, 2024	295	$7,503.72	0.4	$-

During the three and six months ended June 30, 2024, the Company recorded total stock-based compensation expense of $17,909 and $35,820, respectively, and during the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense of $38,834 and $77,668, respectively, related to stock option grants, which is reflected as general and administrative expenses in the condensed consolidated statements of operations. As of June 30, 2024 there was $21,465 of unrecognized stock-based compensation expense, all of which is related to GGH stock option grants that will be amortized over a weighted average period of 0.3 years. No stock options were granted during the three and six months ended June 30, 2024 or 2023, respectively.

The following table presents information related to GGH stock options outstanding and exercisable as of June 30, 2024:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$462.00	6	-	6
$708.00	3	1.5	3
$720.00	10	1.3	9
$726.00	6	1.2	6
$6,936.00	193	-	193
$10,896.00	84	1.2	79
	302	0.4	295

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

15. COMMITMENTS AND CONTINGENCIES

Legal Matters

Gaucho Group Holdings Inc. v. 3i, LP et al. (D. Del.)

On February 16, 2024, the Company commenced an action in the United States District Court for the District of Delaware (the “Delaware Action”) through the filing of a complaint against the Investor in the 2023 Note committed underlying violations of the Securities Exchange Act of 1934 and, therefore, the securities contracts entered into by the parties are void.

On April 5, 2024, the Investor filed its answer to the Company’s complaint, including affirmative defenses and asserted four counterclaims against the Company; specifically, (i) breach of contract, in connection with the 2023 Note, (ii) request for preliminary injunction and permanent injunction, (iii) unjust enrichment and (iv) restitution.

On April 26, 2024, the Company responded to the Investor’s counterclaims by filing a partial motion to dismiss, which seeks dismissal of the 3i Parties’ counterclaims for (i) preliminary and permanent injunction, (ii) unjust enrichment and (iii) restitution. On May 17, 2024, the Company’s motion to dismiss was fully briefed and submitted to the court. As of the date hereof, the court has not yet rendered a decision on the Company’s motion.

On August 13, 2024, the Company moved for a temporary restraining order and preliminary injunction against the 3i Parties. The Company’s motion specifically requests that the court enjoins the 3i Parties’ attempt to conduct a public disposition of certain assets of the Company.

The Company intends to vigorously pursue its legal claims against the Investor and defend itself against all counterclaims.

3i, LP v. Gaucho Group Holdings, Inc. et al. (Sup. Ct., NY County)

On June 7, 2024, the Investor commenced an action in the Supreme Court of the State of New York, County of New York through the filing of a complaint the Company (the “Investor Action”). The Investor’s complaint alleges that the Company is in breach of a Senior Secured Convertible Note, dated February 21, 2023, and, therefore, the Investor is permitted to exercise certain rights granted to it by a certain Security and Pledge Agreement, dated February 21, 2023.

On June 14, 2024, the Company moved to dismiss or, in the alternative, stay the Investor Action. On July 7, 2024, the Company’s motion was fully briefed and submitted to the court. As of the date hereof, the court has not yet rendered a decision on the Company’s motion.

The Company intends to vigorously defend themselves against the Investor’s claims.

3i, LP v. Gaucho Group Holdings, Inc. (Sup. Ct., NY County)

On June 19, 2024, the Investor commenced an action in the Supreme Court of the State of New York, County of New York through the filing of a motion for summary judgment in lieu of a complaint against the Company (the “Investor Motion for Summary Judgment”). The Investor’s motion alleges that the Company is in breach of a Senior Secured Convertible Note, dated February 21, 2023.

On June 28, 2024, the Company moved to dismiss or, in the alternative, stay the Investor Motion for Summary Judgment.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On June 29, 2024, the Company submitted a letter application to the court requesting the Investor Motion for Summary Judgment be stayed indefinitely pending a final resolution of the Delaware Action.

On July 8, 2024, the Court issued an order granting the Company’s letter application and staying the Investor Motion for Summary Judgment indefinitely pending final resolution of the Delaware Action.

The parties are currently engaged in discovery. The Company intends to vigorously pursue its legal claims against the Investor and defend itself against all counterclaims.

General Litigation Disclosure

From time to time, the Company and its subsidiaries and affiliates are subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by its insurance coverage, and even if they are, if claims against the Company and its subsidiaries are successful, they may exceed the limits of applicable insurance coverage. We are not involved in any litigation that we believe is likely, individually or in the aggregate, to have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows, except as disclosed.

16. LEASES

Operating Lease

On April 8, 2021, GGI entered into a lease agreement to lease a retail space in Miami, Florida for 7 years, which expires May 1, 2028. As of June 30, 2024, the lease had a remaining term of approximately 3.8 years. Lease payments begin at $26,758 per month and escalate 3% every year over the duration of the lease. The Company was granted rent abatements of 15% for the first year of the lease term, and 10% for the second and third year of the lease term. The Company was required to pay a $56,130 security deposit.

Total operating lease expense was $82,965 for each of the three months ended June 30, 2024 and 2023 and was $165,931 for each of the six months ended June 30, 2024 and 2023. Lease expenses are recorded in general and administrative expenses on the accompanying condensed consolidated statements of operations. The balance of the operating right of use (“ROU”) asset was $1,097,381 and $1,218,408 as of June 30, 2024 and December 31, 2023, respectively, and the balance of the operating lease liability was $1,212,641 and $1,328,408 as of June 30, 2024 and December 31, 2023, respectively.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Finance Lease

During June 2024, the Company entered into a four-year lease agreement, (the “Equipment Lease”) for the lease of equipment to be used in the wine bottling / labeling process (the “Equipment”). The lease term began on June 12, 2024. The monthly fixed lease payment is $ARS 2,971,919, (USD $3,270 translated at the exchange rate in effect at lease inception). The Equipment Lease includes a purchase option pursuant to which the Company can purchase the Equipment at the end of the lease term for an additional payment of $ARS 2,761,940 (USD $3,039).

The Company recorded an ROU asset and lease liability in the amount of $75,734 upon the commencement of the Equipment Lease. As of June 30, 2024, the Equipment has not been placed into service, and no payments have been made on the lease. No depreciation expense or interest expense was recorded during the three or six months ended June 30, 2024 in connection with the Equipment Lease.

Supplemental cash flow information related to the Company’s operating and finance leases is as follows:

	For the Six Months Ended June 30,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$115,767	$113,743
Operating cash flows from finance lease	$-	$-

Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$-	$-
Finance lease	$75,734	$-

Weighted Average Remaining Lease Term (in years):
Operating lease	3.8	4.8
Finance lease	4.0	-

Weighted Average Discount Rate:
Operating leases	7.0%	7.0%
Finance Lease	50.0%	N/A

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future minimum lease commitments in connection with the Company’s leases are as follows:

	Operating Lease	Finance Lease	Total
For the period July 1 through December 31, 2024	$175,432	$22,891	$198,323
For the years ended December 31,			-
2025	357,881	39,242	397,123
2026	368,617	39,242	407,859
2027	365,004	39,242	404,246
2028	120,464	19,390	139,854
Total future minimum lease payments	1,387,398	160,007	1,547,406
Less: imputed interest	(174,757)	(85,549)	(260,307)
Net future minimum lease payments	1,212,641	74,458	1,287,099
Less: operating lease liabilities, current portion	276,440	11,701	288,141
Operating lease liabilities, non-current portion	$936,201	$62,757	$998,958

Lease Revenue

The Company is the lessor of a building and land that it purchased in connection with the acquisition of GDS, pursuant to an operating lease which expires on August 31, 2031. At the end of the lease, the lessee may enter into a new lease or return the asset, which would be available to the Company for re-leasing. The Company recorded lease revenue of $7,103 and $17,777 during the three and six months ended June 30, 2024 and recorded lease revenue of and $10,937 and $21,565 during the three and six months ended June 30, 2023, respectively, related to this lease agreement.

17. SUBSEQUENT EVENTS

During the period from July 3, 2024 through August 6, 2024, the Company issued 120-day Preferred Share Convertible Notes in exchange for cash proceeds in the aggregate amount of $1,290,400. The notes bear interest at 8.5% per annum, and automatically convert into shares of Preferred Stock at a conversion price of $100.00 per share of Preferred Stock on the date that the Company obtains stockholder approval to issue such shares. The Company expects to obtain stockholder approval for the issuance of the Preferred Stock at its Annual General Meeting of Stockholders, currently scheduled for August 16, 2024. If the Company does not obtain such approval, all principal and interest accrued on the Preferred Share Convertible Notes will be due and payable 120 days from the date of issuance.

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

Recent Developments and Trends

During the period from April 1, 2024 through April 11, 2024 the Company sold 16,667 shares of common stock at $6.00 per share pursuant to a private placement, for aggregate gross proceeds of $100,000 in connection with the Private Placement.

On April 11, 2023, the Company issued a total of 4,764 shares of common stock at a price per share of $6.00 in connection with the anti-dilution provisions of the Private Placement as approved by the Company’s stockholders on February 29, 2024.

On April 19, 2024, the Board of Directors of the Company, as authorized by the stockholders of the Company, approved a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock. The Board of Directors of the Company also approved an amended and restated Certificate of Incorporation to effect the Reverse Stock Split. The reverse stock split was effected on May 1, 2024.

Between May 1, 2024 and August 6, 2024, the Company entered into convertible preferred promissory notes (the “Preferred Share Convertible Notes”) in in the aggregate amount of $3,266,425, with a select group of investors, all of whom have a substantial pre-existing relationship with the Company, of which Preferred Share Convertible Notes in the aggregate amount of $1,000,000 were issued to a holder of greater than 10% of the Company’s common stock. The Preferred Share Convertible Notes bear interest at 8.5% per annum, and automatically convert into Senior Convertible Preferred Stock at a price of $100 per share on the date the Company obtains stockholder approval of its Proposals No. 2, 3, and 4 at the Annual General Meeting of Stockholders, currently scheduled for August 16, 2024. If these proposals are not approved by our stockholders, the Preferred Share Convertible Notes are due in full 120 days from the date of issuance.

On June 24, 2024, the Company entered into 120-day promissory notes in the aggregate amount of $420,000 with a holder of greater than 10% of the Company’s common stock. The notes bear interest at 8.5% per annum.

The Company is currently involved in litigation with the holder of a Senior Secured Convertible Note issued by the Company. Refer to Part II. Item 1., Legal Proceedings for more information.

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

Consolidated Results of Operations

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Overview

We reported a net loss of approximately $2.6 million and $5.0 million for the three months ended June 30, 2024 and 2023, respectively.

Revenues

Revenues from operations were approximately $427,000 and $711,000 during the three months ended June 30, 2024 and 2023, respectively, reflecting a decrease of approximately $284,000 or 40%. Hotel, restaurant and agricultural sale revenues decreased by an aggregate of approximately $166,000, since inflationary price increases for these Argentine revenue streams were offset by the devaluation of the peso during the period. There were no lot sale closings during the three months ended June 30, 2024, while one lot sale closed during the same period in 2023, resulting in a decrease of lot sale revenues $155,000. These revenue decreases were partially offset by an increase of approximately $46,000 in wine revenues as the result of new wine distribution channels and the launch of new wine products during 2024.

Gross (loss) profit

We generated a gross loss of approximately $24,000 for the three months ended June 30, 2024 compared to a gross profit of approximately $42,000 for the three months ended June 30, 2023, representing a decrease in gross profit of approximately $66,000. A decrease in gross profit of approximately $122,000 resulted primarily from the decrease in lot sales and was partially offset by increases in gross profit related to wine revenues and wine cost savings resulting bottling efficiencies, and an improvement in gross loss from clothing sales resulting from the decrease in clothing revenues sold at a loss.

Selling and marketing expenses

Selling and marketing expenses were approximately $127,000 and $213,000 for the three months ended June 30, 2024 and 2023, respectively, representing a decrease of approximately $86,000 or 40%, which consisted primarily of a $29,000 decrease in Gaucho Group, Inc. (“GGI”) on-line advertising and marketing expenses, and a $57,000 decrease in marketing expense resulting from fewer investor events during the three months ended June 30, 2024 as compared to same period of the previous year.

General and administrative expenses

General and administrative expenses were approximately $2,156,000 and $1,711,000 for the three months ended June 30, 2024 and 2023, respectively, representing an increase of approximately $445,000 or 26%. An increase of approximately $359,000 in professional and consulting fees consisted primarily of additional legal fees resulting from the filing of a complaint against the holder of a convertible note and increased audit fees. Other increases included $123,000 of previously abated rent expense on the GGI lease charged by the landlord during the period as the result of a late rent payment, approximately $38,000 of increase in corporate franchise and foreign taxes and tax reserves, and approximately $200,000 of less gains on transactions denominated in a foreign currency. These expense increases were partially offset by decreases of approximately $175,000 in board compensation expense (the Company began to compensate the board in June of 2023, and the first payments included a “catch up” amount), a decrease of approximately $21,000 in travel expense, as well as other aggregated expense decreases that are not individually material.

Depreciation and amortization expense

Depreciation and amortization expense included in operating expenses was approximately $115,000 and $104,000 during the three months ended June 30, 2024 and 2023, respectively.

Interest income

Interest income was approximately $0 and $64,000 during the three months ended June 30, 2024 and 2023, respectively, representing a decrease of $64,000 or 100%. During the three months ended June 30, 2024, the Company did not recognize interest earned on past due mortgage receivable balances.

Interest expense

Interest expense was approximately $156,000 and $1,066,000 during the three months ended June 30, 2024 and 2023, respectively, representing a decrease of approximately $910,000 or 85%. The decrease consisted of a decrease of approximately $220,000 in interest expense incurred at stated rates, resulting from lower principal balances outstanding during the period, as well as a decrease of approximately $690,000 in amortization of debt discount, since the discount on the Company’s convertible debt was fully amortized during the first quarter of 2024.

Other income, related party

Other income was $0 and $75,000 during the three months ended June 30, 2024 and 2023, respectively. Other income during the three months ended June 30, 2023 represented management fees from LVH. LVH suspended operations on September 27, 2023; accordingly, no management fees were earned during the three months ended June 30, 2024.

Loss on extinguishment of debt

There was no loss on extinguishment of debt for the three months ended June 30, 2024. Loss on extinguishment of debt for the three months ended June 30, 2023 in the aggregate amount of $32,094 consists of extinguishment loss recognized related to premiums paid on the cash redemption of convertible debt.

Gains from foreign currency remeasurement

The Company recorded net gains from foreign currency remeasurement of approximately $24,000 and $103,000 during the three months ended June 30, 2024 and 2023, respectively, representing a decrease of approximately $79,000 or 77%, due to the fluctuation in the Argentine peso to United States dollar exchange rates.

Change in fair value of derivative liability

The Company recorded a change in fair value of derivative liability of approximately $75,000 and $2,141,000 during the three months ended June 30, 2024 and 2023, respectively. The change in fair value during the three months ended June 30, 2024 is associated with the derivative liability arising default terms on the 2023 Note. The change in fair value during the three months ended June 30, 2023 is associated with the event of default on the 2023 Note as of June 30, 2023.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Overview

We reported a net loss of approximately $5.4 million and $7.7 million for the six months ended June 30, 2024 and 2023, respectively.

Revenues

Revenues from operations were approximately $1,015,000 and $1,159,000 during the six months ended June 30, 2024 and 2023, respectively, reflecting a decrease of approximately $144,000 or 12%. Hotel, restaurant and agricultural sale revenues decreased by an aggregate of approximately $122,000, since inflationary price increases for these Argentine revenue streams were offset by the devaluation of the peso during the period. Lot sale revenues decreased by approximately $51,000 and clothing and other revenues decreased by approximately $27,000 during the period. These revenue decreases were partially offset by an increase of approximately $56,000 in wine revenues as the result of new wine distribution channels and the launch of new wine products during 2024.

Gross profit

We generated a gross profit of approximately $195,000 for the six months ended June 30, 2024 and a gross profit of approximately $197,000 for the six months ended June 30, 2023, representing a decrease in gross profit of approximately $2,000. Increased gross losses in connection with closing sales were offset by improvements in gross profit in connection with hotel and restaurant revenues.

Selling and marketing expenses

Selling and marketing expenses were approximately $223,000 and $448,000 for the six months ended June 30, 2024 and 2023, respectively, representing a decrease of approximately $225,000 or 50%, which consisted primarily of a $24,000 decrease in GGI online advertising and marketing expenses and a $201,000 decrease in investor relation expenses, as the result of the Company’s efforts to reduce expenses and conserve cash during the period.

General and administrative expenses

General and administrative expenses were approximately $4,421,000 and $3,467,000 for the six months ended June 30, 2024 and 2023, respectively, representing an increase of approximately $954,000 or 28%. Increases in general and administrative expenses included an increase of approximately $600,000 in professional and consulting fees (consisting primarily of legal fees resulting from the filing of a complaint against the holder of a convertible note, as well as increased audit fees), an increase of approximately $119,000 in expected credit losses in connection with our mortgages receivable, aggregate increases of approximately $147,000 in corporate franchise tax, foreign taxes and tax reserves, as well as increases totaling approximately $412,000 in other aggregated expenses that are not individually material. These increases were partially offset by a decrease of approximately $324,000 in compensation expense, of which a decrease of approximately $151,000 was related to Board of Directors compensation (the Company began to compensate the board in June of 2023, and the first payments included a “catch up” amount) and a decrease of approximately $118,000 is related to severance payments paid to AWE employees during the first quarter of 2023.

Depreciation and amortization expense

Depreciation and amortization expense included in operating expenses was approximately $225,000 and $213,000 during the six months ended June 30, 2024 and 2023, respectively.

Interest income

Interest income was approximately $15,000 and $115,000 during the six months ended June 30, 2024 and 2023, respectively, representing a decrease of $100,000 or 87%. During the six months ended June 30, 2024, the Company did not recognize interest earned on past due mortgage receivable balances.

Interest expense

Interest expense was approximately $584,000 and $1,668,000 during the six months ended June 30, 2024 and 2023, respectively, representing a decrease of approximately $1,084,000 or 65%. The decreases include a decrease of approximately $324,000 in interest expense incurred at stated rates, resulting from lower principal balances outstanding during the period, as well as a decrease of approximately $760,000 in amortization of debt discount, as the discount on the Company’s convertible debt was fully amortized during the first quarter of 2024.

Other income, related party

Other income was approximately $0 and $150,000 during the six months ended June 30, 2024 and 2023, respectively. Other income during the six months ended June 30, 2023 represented management fees from LVH. LVH suspended operations on September 27, 2023; accordingly, no management fees were earned during the three months ended June 30, 2024.

Loss on extinguishment of debt

There was no loss on extinguishment of debt for the six months ended June 30, 2024. Loss on extinguishment of debt for the six months ended June 30, 2023 in the aggregate amount of $416,000 was comprised of (i) premium paid on the conversion of GGH Notes of approximately $112,000, (ii) premium paid on the cash redemption of GGH Notes of approximately $124,000, (iii) premium paid on the 2023 Senior Secured Convertible Note (the “2023 Note”) for cash redemption of principal in the amount of approximately $32,000; (iv) premium in the amount of approximately $13,000 paid on the conversion an aggregate of $87,179 of principal and interest owed on the 2023 Note, and (iv) the fair value of approximately $135,000 in warrants issued in the exchange agreement for the GGH Notes.

Gains from foreign currency translation

The Company recorded net gains from foreign currency remeasurement of approximately $34,000 and $215,000 during the six months ended June 30, 2024 and 2023, respectively, representing a decrease of approximately $181,000 or 84%, due to the fluctuation in the Argentine peso to United States dollar exchange rates.

Change in fair value of derivative liability

The Company recorded a change in fair value of derivative liability of approximately $156,000 and $2,141,000 during the six months ended June 30, 2024 and 2023, respectively. The change in fair value during the six months ended June 30, 2024 is associated with the derivative liability arising from the default terms on the 2023 Note. The change in fair value during the six months ended June 30, 2023 is associated with the default terms on the 2023 Note on convertible debt as of June 30, 2023.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	June 30,	December 31,
	2024	2023
Cash	$469,000	$428,000
Working capital deficiency	$8,155,000	$5,363,000
Debt outstanding, gross principal amount	$4,143,000	$1,874,000
Cash true up obligations	$1,485,000	$1,485,000
Lot sale obligations (gross principal amount, refundable upon rescission)	$452,000	$525,000

Cash requirements for our current liabilities include approximately $4,967,000 for accounts payable and accrued expenses (including cash true up obligations in connection with convertible debt in the amount of $1,485,000), approximately $611,000 for loans payable, approximately $451,000 for lot sale obligations, approximately $288,000 for future payments under leases, and approximately $79,000 for other current liabilities. Further, our convertible debt under the 2023 Note matured on February 21, 2024 and we have subsequently received event of default notices demanding immediate payment of all balances owed in connection with the 2023 Note (unless converted at the option of the investor prior to payment), including principal, accrued interest and redemption premiums in the aggregate equal to a minimum of approximately $2.1 million. Cash requirements for our long-term liabilities include approximately $936,200 future payments under operating leases, approximately $63,000 future payments under a finance lease, and approximately $19,000 for accrued expenses.

During the six months ended June 30, 2024, we financed a portion of our activities from proceeds derived from equity financings. A significant portion of the funds have been used to cover working capital needs and costs related to the infrastructure of our real estate lots.

Net cash used in operating activities for the six months ended June 30, 2024 and 2023 amounted to approximately $4,105,000 and $4,033,000, respectively. During the six months ended June 30, 2024, the net cash used in operating activities was primarily attributable to the net loss of approximately $5,364,000, adjusted for approximately $1,478,000 of net non-cash expenses, and approximately $219,000 of cash used to fund changes in the levels of operating assets and liabilities. During the six months ended June 30, 2023, the net cash used in operating activities was primarily attributable to the net loss of approximately $7,677,000 adjusted for approximately $4,143,000 of net non-cash expenses, and approximately $499,000 of cash used to fund changes in the levels of operating assets and liabilities.

Cash provided by (used in) investing activities for the six months ended June 30, 2024 and 2023 amounted to approximately $77,000 and ($489,000), respectively, resulting from approximately $111,000 and $439,000, respectively, of cash used for the purchase of property and equipment, $0 and $50,000, respectively, of cash used for the purchase of an intangible asset, offset during the six months ended June 30, 2024 by approximately $188,000 cash received upon the sale of land.

Net cash provided by financing activities for the six months ended June 30, 2024 and 2023 amounted to approximately $4,021,000 and $5,110,000 respectively. For the six months ended June 30, 2024, the net cash provided by financing activities resulted from approximately $1,569,000 of proceeds from the issuance of convertible debt, $1,833,000 in proceeds from the issuance of common stock, $300,000 proceeds from loans payable, and $480,000 in proceeds in connection with deposits for the purchase of equity, partially offset by approximately $88,000 in repayment of loans payable, and $73,000 from the partial refund of a lot sale obligation. For the six months ended June 30, 2023, the net cash provided by financing activities resulted from approximately $5,000,000 in net proceeds from the issuance of debt, $591,000 in proceeds from the issuance of common stock in a private placement, $733,000 in proceeds from the issuance of stock under the New ELOC and $185,000 in proceeds from the issuance of a note payable, partially offset by the payment of approximately $322,000 of financing costs in connection with the issuance of convertible debt, the repayment of convertible debt obligations and related redemption premiums in the approximate amount of $1,019,000, and repayment of loans payable of approximately $59,000.

As of June 30, 2024, the Company had cash and a working capital deficit of approximately $469,000 and $8,155,000, respectively. During the six months ended June 30, 2024 and 2023, the Company incurred net losses of approximately $5.4 million and $7.7 million, respectively, and used cash in operating activities of approximately $4.1 million and $4.0 million, respectively. Further, as of June 30, 2024, approximately $3.3 million owed in connection with the Company’s convertible debt (including principal, interest, redemption premiums and cash true up obligations) is past due and payable upon demand, and approximately $0.6 million represents the current portion of the Company’s loans payable which are payable on demand or for which payments are due within twelve months after June 30, 2024.

During the period from July 3, 2024 through August 6, 2024, the Company issued 120-day convertible promissory notes in exchange for cash proceeds in the aggregate amount of $1,290,400. The notes bear interest at 8.5% per annum, and automatically convert into preferred shares at a conversion price of $100.00 per preferred share on the date that the Company obtains stockholder approval to issue such shares. If the Company does not obtain such approval, all principal and interest accrued on the notes will be due and payable at maturity.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We consider accounting for credit losses in connection with our mortgages receivable to be a critical accounting estimate.

Other items within our financial statements that require estimation, but are not deemed critical, include the valuation of investments, equity and liability instruments, the value of right-of-use assets and related lease liabilities and reserves associated with the realizability of certain assets.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2024, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, resulting from ineffective controls over information technology general controls for information systems that are relevant to the preparation of our financial statements with respect to user provisioning and deprovisioning and cybersecurity, a lack of segregation of duties due to our small size, and lack of testing of the operating effectiveness of the controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Gaucho Group Holdings Inc. v. 3i, LP et al. (D. Del.)

On February 16, 2024, the Company commenced an action in the United States District Court for the District of Delaware through the filing of a complaint against 3i, LP, 3i Management LLC, and Maier Joshua Tarlow (the “3i Parties”). The Company’s complaint alleges that the 3i Parties have each committed underlying violations of the Securities Exchange Act of 1934 and, therefore, the securities contracts entered into by the parties are void.

On April 5, 2024, the 3i Parties filed their answer to the Company’s complaint, wherein they interposed affirmative defenses and asserted four counterclaims against the Company. Specifically, (i) breach of contract, arising from a Senior Secured Convertible Note dated February 21, 2023, (ii) request for preliminary injunction and permanent injunction, (iii) unjust enrichment and (iv) restitution.

On April 26, 2024, the Company responded to the 3i Parties’ counterclaims by filing a partial motion to dismiss, which seeks dismissal of the 3i Parties’ counterclaims for (i) preliminary and permanent injunction, (ii) unjust enrichment and (iii) restitution. On May 17, 2024, the Company’s motion to dismiss was fully briefed and submitted to the court. As of the date hereof, the court has not yet rendered a decision on the Company’s motion.

On August 13, 2024, the Company moved for a temporary restraining order and preliminary injunction against the 3i Parties. The Company’s motion specifically requests that the court enjoins the 3i Parties’ attempt to conduct a public disposition of certain assets of the Company.

The Company intends to vigorously pursue its legal claims against the 3i Parties and defend itself against their counterclaims.

3i, LP v. Gaucho Group Holdings, Inc. et al. (Sup. Ct., NY County)

On June 7, 2024, 3i, LP (“3i”) commenced an action in the Supreme Court of the State of New York, County of New York through the filing of a complaint against Gaucho Group Holdings, Inc. and Gaucho Group, Inc. (together, the “Gaucho Parties”). 3i’s complaint alleges that the Company is in breach of a Senior Secured Convertible Note, dated February 21, 2023, and, therefore, 3i is permitted to exercise certain rights granted to it by a certain Security and Pledge Agreement, dated February 21, 2023.

On June 14, 2024, the Gaucho Parties moved to dismiss or, in the alternative, stay the case commenced by 3i. On July 7, 2024, the Gaucho Parties’ motion was fully briefed and submitted to the court. As of the date hereof, the court has not yet rendered a decision on the Gaucho Parties’ motion.

The Gaucho Parties intend to vigorously defend themselves against 3i’s claims.

3i, LP v. Gaucho Group Holdings, Inc. (Sup. Ct., NY County)

On June 19, 2024, 3i, LP (“3i”) commenced an action in the Supreme Court of the State of New York, County of New York through the filing of a motion for summary judgment in lieu of a complaint against Gaucho Group Holdings, Inc. 3i’s motion alleges that the Company is in breach of a Senior Secured Convertible Note, dated February 21, 2023.

On June 28, 2024, the Company moved to dismiss or, in the alternative, stay the case commenced by 3i.

On June 29, 2024, the Company submitted a letter application to the court requesting the action be stayed indefinitely pending a final resolution of the first-filed proceeding currently pending in the United States District Court for the District of Delaware, entitled Gaucho Group Holdings Inc. v. 3i, LP et al, Case No. 1:24-cv-00212 (D. Del.) (the “Delaware Action”).

On July 8, 2024, the Court issued an order granting the Company’s letter application and staying the action indefinitely pending final resolution of the Delaware Action.

The Company intends to vigorously defend itself against 3i’s claims.

General Litigation Disclosure

From time to time, the Company and its subsidiaries and affiliates are subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by its insurance coverage, and even if they are, if claims against the Company and its subsidiaries are successful, they may exceed the limits of applicable insurance coverage. We are not involved in any litigation that we believe is likely, individually or in the aggregate, to have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows, except as disclosed.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in Item 1A of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2024 and the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 20, 2024.

We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As further described in Item 1, we are party to pending litigation with the 3i Parties and 3i. Please see Item 1 for more information.

While the Company believes its claims against the 3i Parties and its defenses against 3i are valid, litigation matters are inherently uncertain and there is no guarantee that the Company will be successful in its ultimate resolution of the matters. If such matters are not ultimately resolved in our favor, our obligations under the Note Documents may become due and owing, and our assets pledged as security under the Note Documents, including the Company’s ownership interests in the Subsidiaries, may be at risk of forfeiture. Such losses arising from the results of litigation or settlements could subsequently have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, litigating the matters described above may require the Company to incur significant expenses and divert the attention and resources of management from its normal responsibilities. This could substantially increase our operating losses and reduce the resources available for our day-to-day operations. The litigation may also generate negative publicity, which could further adversely affect our stock price.

Our insurance policies may not provide sufficient coverage to adequately mitigate the legal fees and potential liabilities arising from these matters and, even where fees and liabilities are covered by those policies, we may be unable to fully collect the insurance proceeds in a timely manner or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Private Placement of Common Stock with Anti-Dilution Rights

On November 27, 2023, the Company commenced a private placement of shares of common stock for gross proceeds of up to $4,000,000 at a price per share which equals the Nasdaq Rule 5653(d) Minimum Price definition, but in no event at a price per share lower than $6.00) (the “Private Placement”).

Each investor in the Private Placement has certain anti-dilution protections for a period of 18 months following each closing of the Private Placement. If, during the 18-month period following each closing of the Offering, the Company issues or sells any shares of common stock of the Company (a “Dilutive Issuance”), then each participant in the Private Placement will automatically be issued such number of shares of common stock as is necessary to maintain the percentage ownership that such participant would have had if the Dilutive Issuance had not occurred. With respect to the issuance of any securities to 3i pursuant to the 2023 Convertible Note and related agreements as a result of Dilutive Issuances, the participant shall not be entitled to any additional Dilutive Issuances beyond the initial Dilutive Issuance. Further, at such time that the participant disposes of its shares acquired in the Private Placement, all rights to any Dilutive Issuance shall cease.

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

The Private Placement was conducted pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated under the Securities Act. The shares were only offered to a small select group of accredited investors, as defined in Rule 501 of Regulation D, all of whom have a substantial pre-existing relationship with the Company and no general advertising or solicitation was used. The Company filed a Form D on December 15, 2023, amended on January 11, 2024, amended on February 12, 2024, and amended on April 17, 2024.

Senior Convertible Preferred Stock

As described in our Current Report on Form 8-K as filed with the SEC on May 21, 2024, the Company filed a Certificate of Designation of Senior Convertible Preferred Stock with the Delaware Secretary of State, designating 100,000 shares of preferred stock of the Company, par value $0.01, as Senior Convertible Preferred Stock (the “Senior Convertible Preferred Stock”).

In order to raise additional capital for the Company, the Board of Directors of the Company approved the commencement of a private placement of shares of Senior Convertible Preferred Stock and 8.5% promissory notes (the “Notes”) for aggregate proceeds of up to $7.2 million (up to $6 million with a 20% overallotment) pursuant to Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D thereunder (the “Preferred Private Placement”). The Preferred Shares will be issued at a price per share of $100; provided that the Company is limited to the sale of up to 6,731 shares of Senior Convertible Preferred Stock for gross proceeds of $637,100 until such time as stockholder approval is granted pursuant to Nasdaq Rule 5635(d) at the Company’s Annual General Meeting of Stockholders on August 16, 2024 (the “2024 AGM”).

The Notes, with 8.5% annual interest, become convertible into shares of Senior Convertible Preferred Stock at a price of $100 per share on the date the Company obtains stockholder approval of its Proposals No. 2, 3, and 4 at the 2024 AGM. If the proposals are not approved by our stockholders, the Notes are due in full 120 days from the date of issuance. Please see our Definitive Proxy as filed with the SEC on July 1, 2024.

The Company presently intends to use the net proceeds from this Preferred Private Placement to extinguish debt, fund infrastructure development at Algodon Wine Estates, and for general working capital.

No shares of Senior Convertible Preferred Stock have yet been sold in the Preferred Private Placement. See item 5 for information on the Notes.

The Preferred Private Placement is conducted pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated under the Securities Act. The shares are only offered to a small select group of accredited investors, as defined in Rule 501 of Regulation D, all of whom have a substantial pre-existing relationship with the Company. The Company will file a Form D within 15 days of the first date of sale.

Item 3. Defaults upon Senior Securities

For a description of events, please see our Current Reports on Forms 8-K as filed with the SEC on February 27, 2024, March 1, 2024, March 7, 2024, and Item 3 of our Quarterly Report on Form 10-Q as filed with the SEC on May 20, 2024. The Company received notices of default under the 2023 Convertible Note and related agreements but has maintained since February 16, 2024 that it is not in default because the underlying 2023 Convertible Note and related agreements are void and unenforceable.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

Reverse Stock Split

As provided in our Current Report on Form 8-K as filed with the SEC on April 29, 2024, on April 19, 2024, the Board of Directors of the Company, as authorized by the stockholders of the Company, approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.01 per share, at a ratio of 1-for-10 (the “Reverse Stock Split”). The Board of Directors of the Company also approved an amended and restated Certificate of Incorporation (the “Certificate”) to effect the Reverse Stock Split. On April 24, 2024, the Company filed the Certificate with the Delaware Secretary of State with an effective date of 12:01 a.m., Eastern Time, on May 1, 2024.

Promissory Notes

On January 9, 2023, the Company entered into a series of promissory notes for gross proceeds of $185,000 bearing interest at 8% per annum which became due on January 9, 2024, the maturity date. The Company repaid principal in the amount of $100,000 on February 22, 2024, and the lender has agreed to extend the maturity date on a month-by-month basis. Interest continues to accrue on the outstanding principal.

Nasdaq Compliance

On April 18, 2024, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, due to the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the SEC, the Company is not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1), which requires the timely filing of all required periodic reports with the SEC.

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

Certificate of Designation

As set forth in our Current Report on Form 8-K as filed with the SEC on May 22, 2024, effective May 21, 2024, the Company filed a Certificate of Designation of Senior Convertible Preferred Stock (the “Certificate of Designation”) with the Delaware Secretary of State, designating 100,000 shares of preferred stock of the Company, par value $0.01, as Senior Convertible Preferred Stock (the “Senior Convertible Preferred Stock”). No shares of Senior Convertible Preferred Stock are currently outstanding. If and when issued (of which there can be no assurance), holders of Senior Convertible Preferred Stock will be subject to the following rights, preferences and powers:

●	The Senior Convertible Preferred Stock will be entitled to an 8.5% annual dividend, payable when, as and if declared by the Company’s Board of Directors.

●	The Series Convertible Preferred Stock will be entitled to a liquidation preference to be paid ahead of shares of common stock or any other class or series of capital stock of the Company designated to be junior to the Senior Convertible Preferred Stock.

●	The Senior Convertible Preferred Stock will not be entitled to vote, except in limited circumstances enumerated in the Certificate of Designation or as otherwise required by law.

●	If, on the date that is 18 months following the termination of the offering whereby the Senior Convertible Preferred Stock is issued, the Minimum Price (as defined by Nasdaq 5635(d)) of the Company’s common stock has increased by more the 60% since the date of the initial purchase of the Senior Convertible Preferred Stock by a stockholder, then all shares of Senior Convertible Preferred Stock held by such stockholder shall be automatically converted into shares of common stock. If a stockholder’s Senior Convertible Preferred Stock is not eligible for automatic conversion pursuant to the foregoing, then on such date, all shares of Senior Convertible Preferred Stock held by such stockholder shall be redeemed by the Company.

●	At any time following the date that is six months following the termination of the offering whereby the Senior Convertible Preferred Stock is issued, each stockholder holding Senior Convertible Preferred Stock may, upon approval of the Company, convert his, her or its shares of Senior Convertible Preferred Stock into shares of common stock.

Please refer to our Certificate of Designation, incorporated by reference herein as Exhibit 3.2.

2024 Annual General Meeting

On June 21, 2024, the Company filed a Preliminary Proxy Statement on Form 14-A, a Definitive Proxy Statement on Form 14-A on July 1, 2024, and additional definitive proxy materials on Form 14-A on July 9, 2024, which request stockholder approval at the annual general meeting of the stockholders of the company on August 16, 2024 (the “2024 AGM”) of the following proposals: (i) to elect one (1) Class II nominee to the board of directors (David R. Reinecke) to hold office for a three-year term; (ii) to approve, for purposes of complying with Nasdaq Listing Rule 5635(b), the issuance in excess of 19.99% of the Company’s outstanding common stock upon conversion of shares of the Company’s Senior Convertible Preferred Stock issued either directly in connection with, or upon the conversion of convertible promissory notes issued in connection with, a private placement pursuant to Rule 506(b) of the Securities Act, which may be deemed a “change of control” under Nasdaq listing Rule 5635(b); (iii) to approve, for purposes of complying with Nasdaq Listing Rule 5635(c), the issuance of shares of the Company’s common stock to certain advisors of the Company at a price less than the market value upon conversion of shares of the Company’s Senior Convertible Preferred Stock issued either directly in connection with, or upon the conversion of convertible promissory notes issued in connection with, a private placement pursuant to Rule 506(b) of the Securities Act; (iv) to approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of shares of the Company’s common stock upon conversion of shares of the Company’s Senior Convertible Preferred Stock issued either directly in connection with, or upon the conversion of convertible promissory notes issued in connection with, a private placement pursuant to Rule 506(b) of the Securities Act, as amended, without giving effect to the 19.99% cap provided under Nasdaq Listing Rule 5635(d); (v) to approve an amendment to the Company’s 2018 Equity Incentive Plan to increase the number of shares available for awards under the plan to 30% of our common stock outstanding on a fully diluted basis as of the date of stockholder approval, with an automatic increase on January 1 of each year by the amount equal to 5% of the total number of shares outstanding on a fully diluted basis on such date; and (vi) to ratify and approve the appointment of Marcum LLP as the Company’s independent registered accounting firm for the year ended December 31, 2024.

Notes

Between May 1, 2024 and August 6, 2024, the Company entered into Notes in the total amount of $3,266,425 with a select group of investors, all of whom have a substantial pre-existing relationship with the Company. The Notes, with 8.5% annual interest, become convertible into Senior Convertible Preferred Stock at a price of $100 per share on the date the Company obtains stockholder approval of its Proposals No. 2, 3, and 4 at the 2024 AGM. If these proposals are not approved by our stockholders, the Notes are due in full 120 days from the date of issuance. Please see Item 2 for more information.

Loans

On June 24, 2024, the Company entered into 120-day promissory notes, in the aggregate amount of $420,000, with an investor. The notes bear interest at 8.5% per annum.

Rule 10b5-1 Trading Arrangements

During the Company’s second quarter of 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
1.1	Underwriting Agreement, dated February 16, 2021 (4)
1.2	Warrant Agreement, including the form of Warrant, made as of February 19, 2021, between the Company and Continental. (5)
3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State effective May 1, 2024(23)
3.2	Certificate of Designation of Senior Convertible Preferred Stock, dated May 21, 2024.(24)
3.3	Amended and Restated Bylaws (1)
3.4	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 (3)
4.1	2018 Equity Incentive Plan. (2)
4.2	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on May 13, 2019 and the stockholders on July 8, 2019 (3)
4.3	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on July 12, 2021 and the stockholders on August 26, 2021 (13)
4.4	Amendment to the Company’s 2018 Equity Incentive Plan as approved by the Board of Directors on July 1, 2022 and the stockholders on August 30, 2022 (16)
4.5	Underwriters’ Warrant (4)
4.6	Form of Warrant (10)
4.7	Form Warrant (17)
4.8	Form Warrant (17)
4.9	Form Warrant (21)
4.10	Form Warrant (22)
10.1	Employment Agreement by and between the Company and Scott L. Mathis dated September 28, 2015(20)
10.2	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 (6)
10.3	Employment Agreement by and between the Company and its Chief Financial Officer dated December 14, 2022(19)
10.4	Commercial Lease Agreement between Gaucho Group, Inc. and Design District Development Partners, LLC, dated April 8, 2021(7)
10.5	Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC, dated June 16, 2021 (8)
10.6	First Amendment to Amended and Restated Limited Liability Agreement dated November 16, 2021 (9)
10.7	Second Amendment to Amended and Restated Limited Liability Agreement dated June 7, 2022(12)
10.8	Third Amendment to Amended and Restated Limited Liability Agreement dated June 7, 2022(18)
10.9	Securities Purchase Agreement dated February 21, 2023(22)
10.10	Form of Senior Secured Convertible Note Issued by the Company(22)
10.11	Form of Security and Pledge Agreement(22)
10.12	Form of Stockholder Pledge Agreement(22)
10.13	Form of Registration Rights Agreement(22)
22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant(11)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2021.
5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2021.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020.
7.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 12, 2021.
8.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021.
9.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2021.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 1, 2022.
11.	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on April 14, 2022.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 8, 2022.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 3, 2022.
14.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 9, 2022.
15.	Incorporated by reference to the Company’s Current Report as amended on Form 8-K/A, filed on November 14, 2022.
16.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 18, 2022.
17.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 1, 2022.
18.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 13, 2022.
19.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 15, 2022.
20.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 16, 2015.
21.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2023.
22.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2023.
23.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 29, 2024.
24.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 22, 2024.
*	Filed herewith
**	Furnished, not filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2024	GAUCHO GROUP HOLDINGS, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria I. Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

