Form 10-Q
period 2024-09-30
Gaucho Group Holdings, Inc.
filed 2025-02-12
CIK 1559998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

1111 Lincoln Road, Suite 500

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

As of February 12, 2025, there were 945,115 shares of common stock outstanding.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current Assets
Cash	$213,383	$427,961
Accounts receivable, net of allowance of $7,482 and $6,649 at September 30, 2024 and December 31, 2023, respectively	76,310	41,261
Accounts receivable - related parties, net of allowance of $1,769,082 and $1,517,836 at September 30, 2024 and December 31, 2023, respectively.	-	-
Mortgages receivable, net of allowance of $500,125 and $357,505 at September 30, 2024 and December 31, 2023, respectively	777,314	653,496
Mortgages receivable, related party, net of allowance of $18,781 and $12,044 at September 30, 2024 and December 31, 2023, respectively	37,103	22,016
Inventory, net of allowance of $277,223 and $186,736 at September 30, 2024 and December 31, 2023, respectively	2,040,176	2,031,880
Inventory deposits	-	161,531
Real estate lots held for sale	560,869	615,585
Prepaid expenses and other current assets	816,012	343,199
Total Current Assets	4,521,167	4,296,929
Long Term Assets
Mortgages receivable, non-current portion, net of allowance of $1,108,496 and $1,024,560 at September 30, 2024 and December 31, 2023, respectively	1,379,165	1,776,086
Mortgages receivable, related party, non-current portion, net of allowance of $45,964 and $42,872 at September 30, 2024 and December 31, 2023, respectively	57,187	74,319
Advances to employees, net of allowance of $434,984 at September 30, 2024 and December 31, 2023	281,783	281,783
Property and equipment, net	6,668,434	7,806,370
Operating lease right-of-use asset	-	1,218,408
Finance lease right-of-use asset	70,696	-
Prepaid foreign taxes, net	1,010,213	953,570
Intangible assets, net	81,917	98,147
Deposits, non-current	21,553	54,713
Total Assets	$14,092,115	$16,560,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

	September 30,	December 31,
	2024	2023
	(unaudited)
Liabilities Temporary Equity and Stockholders’ Equity
Current Liabilities
Accounts payable	$889,067	$925,422
Accrued expenses, current portion	3,713,428	3,719,339
Deferred revenue, current portion	142,146	1,471,813
Deferred revenue, related party	250,000	250,000
Finance lease liability, current portion	9,698	-
Operating lease liabilities, current portion	-	250,711
Loans payable, current portion	295,460	188,628
Loans payable, related party	1,040,153	-
Lot sale obligation, net	527,998	541,027
Convertible debt obligations, net	1,595,697	1,320,902
Derivative liability	969,628	738,140
Other current liabilities	88,185	254,768
Total Current Liabilities	9,521,460	9,660,750
Long Term Liabilities
Accrued expenses, non-current portion	30,394	35,527
Deferred revenue, non current portion	1,242,958
Finance lease liability, non-current portion	59,781	-
Operating lease liabilities, non-current portion	-	1,077,697
Loans payable, non-current portion	-	90,372
Total Liabilities	10,854,593	10,864,346
Commitments and Contingencies (Note 15)
Temporary Equity
Series B convertible redeemable preferred stock, par value $0.01 per share; 8.5% cumulative dividend, 100,000 shares designated; 37,370 shares issued and outstanding at September 30, 2024 and 0 shares issued and outstanding at December 31, 2023; liquidation preference $3,767,761 and $0 at September 30, 2024 and December 31, 2023, respectively	3,767,761	-
Total Temporary Equity	3,767,761	-
Stockholders’ Equity
Preferred Stock, 902,670 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 915,118 and 480,794 shares issued and 915,115 and 480,791 shares outstanding at September 30, 2024 and December 31, 2023, respectively	9,151	4,808
Additional paid-in capital	152,798,337	150,631,395
Accumulated other comprehensive loss	(11,004,860)	(11,104,706)
Accumulated deficit	(142,286,512)	(133,789,163)
Treasury stock, at cost, 3 shares at September 30, 2024 and December 31, 2023	(46,355)	(46,355)
Total Stockholders’ Equity	(530,239)	5,695,979
Total Liabilities, Temporary Equity and Stockholders’ Equity	$14,092,115	$16,560,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Sales	$422,691	$464,004	$1,437,296	$1,622,746
Cost of sales	(353,266)	(321,054)	(1,172,475)	(1,282,972)
Gross profit	69,425	142,950	264,821	339,774
Operating Expenses
Selling and marketing	4,768	204,938	227,788	652,674
General and administrative	2,273,514	1,267,399	6,694,433	4,734,592
Depreciation and amortization	106,447	114,370	331,307	327,857
Loss on termination of lease	566,278	-	566,278	-
Total operating expenses	2,951,007	1,586,707	7,819,806	5,715,123
Loss from Operations	(2,881,582)	(1,443,757)	(7,554,985)	(5,375,349)

Other Expense (Income)
Change in fair value of derivative liability	75,861	95,727	231,488	2,236,844
Loss on extinguishment of debt	-	-	-	416,081
Gains from foreign currency remeasurement, net	(32,229)	(132,493)	(65,814)	(347,201)
Interest income	(1,643)	(52,810)	(17,043)	(167,529)
Interest expense	210,083	1,156,616	793,733	2,824,528
Other income, related party	-	(212,222)	-	(362,222)
Total other expense	252,072	854,818	942,364	4,600,501
Net Loss	(3,133,654)	(2,298,575)	(8,497,349)	(9,975,850)
Deemed dividend	(36,854)	-	(36,854)	-
Net loss attributable to common stockholders	$(3,170,508)	$(2,298,575)	$(8,534,203)	$(9,975,850)

Net Loss per Common Share
Basic and Diluted	$(3.52)	$(3.04)	$(10.84)	$(10.72)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	901,608	757,036	787,026	930,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(3,133,654)	$(2,298,575)	$(8,497,349)	$(9,975,850)
Other comprehensive income (loss):
Foreign currency translation adjustments	52,036	64,280	99,846	(13,512)
Comprehensive loss	$(3,081,618)	$(2,234,295)	$(8,397,503)	$(9,989,362)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY

AND STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(unaudited)

	Temporary Equity		Stockholders’ Equity
	Senior							Accumulated
	8.5% Convertible						Additional	Other		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - January 1, 2024	-	$-	480,794	$4,808	3	$(46,355)	$150,631,395	$(11,104,706)	$(133,789,163)	$5,695,979
Stock-based compensation:
Options	-	-	-	-	-	-	17,911	-	-	17,911
Restricted stock units	-	-	1,841	19	-	-	74,747	-	-	74,766
Common stock issued for 401(k) employer matching contibution	-	-	3,497	35	-	-	14,733	-	-	14,768
Common stock issued for cash in private placement	-	-	288,824	2,888	-	-	1,730,046	-	-	1,732,934
Net loss	-	-	-	-	-	-	-	-	(2,733,646)	(2,733,646)
Other comprehensive loss	-	-	-	-	-	-	-	(36,391)	-	(36,391)
Balance - March 31, 2024	-	-	774,956	7,750	3	(46,355)	152,468,832	(11,141,097)	(136,522,809)	4,766,321
Stock-based compensation:
Options	-	-	-	-	-	-	17,909	-	-	17,909
Restricted stock units	-	-	12,500	125	-	-	81,611	-	-	81,736
Common stock issued for cash in private placement	-	-	16,667	166	-	-	99,834	-	-	100,000
Anti-dilution shares issued	-	-	4,764	48	-	-	(48)	-	-	-
Effect of reverse stock split	-	-	80,379	804	-	-	(804)	-	-	-
Net loss	-	-	-	-	-	-	-	-	(2,630,049)	(2,630,049)
Other comprehensive loss	-	-	-	-	-	-	-	84,201	-	84,201
Balance - June 30, 2024	-	-	889,266	8,893	3	(46,355)	152,667,334	(11,056,896)	(139,152,858)	2,420,118
Senior 8.5% preferred stock issued for cash	4,084	408,400	-	-	-	-	-	-	-	-
Exchange of 8.5 % notes for senior preferred stock [1]	33,286	3,322,507	-	-	-	-	-	-	-	-
Accretion of senior preferred stock to redemption value	-	36,854	-	-	-	-	(36,854)	-	-	(36,854)
Stock-based compensation:										-
Options	-	-	-	-	-	-	17,909	-	-	17,909
Restricted stock units	-	-	12,500	125	-	-	150,081	-	-	150,206
Common stock	-	-	-	-	-	-	-	-	-	-
Anti-dilution shares issued	-	-	13,352	133	-	-	(133)	-	-	-
Net loss	-	-	-	-	-	-	-	-	(3,133,654)	(3,133,654)
Other comprehensive loss	-	-	-	-	-	-	-	52,036	-	52,036
Balance - September 30, 2024	37,370	$3,767,761	915,118	$9,151	3	$(46,355)	$152,798,337	$(11,004,860)	$(142,286,512)	$(530,239)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - January 1, 2023	365,340	$3,654	28	$(46,355)	139,156,522	$(10,842,569)	$(117,479,571)	$10,791,681
Cumulative effect of change upon adoption of ASU 2016-13	-	-	-	-	-	-	(111,582)	(111,582)
Stock-based compensation:
Options	-	-	-	-	38,834	-	-	38,834
Restricted stock units	389	4	-	-	79,418	-	-	79,422
Common stock issued for 401(k) employer matching	2,416	24	-	-	32,593	-	-	32,617
Shares issued under the New ELOC, net of offering costs [1]	36,443	365	-	-	441,044	-	-	441,409
Relative fair value of warrants issued with 2023 Notes, net of issuance costs [2]	-	-	-	-	1,506,319	-	-	1,506,319
Warrants issued for modification of GGH Notes	-	-	-	-	134,779	-	-	134,779
Reduction of warrant exercise price on new debt issuance	-	-	-	-	63,502	-	-	63,502
Shares issued upon conversion of debt and interest	83,333	833	-	-	1,570,720	-	-	1,571,553
Common stock issued for cash in private placement	59,100	591	-	-	590,409	-	-	591,000
Cashless warrant exercise	5,131	51	-	-	(51)	-	-	-
True-up adjustment	28	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,695,148)	(2,695,148)
Other comprehensive loss	-	-	-	-	-	(39,799)	-	(39,799)
Balance - March 31, 2023	552,180	5,522	28	(46,355)	143,614,089	(10,882,368)	(120,286,301)	12,404,587
Stock-based compensation:
Options	-	-	-	-	38,834	-	-	38,834
Restricted stock units	-	-	-	-	74,978	-	-	74,978
Shares issued under the New ELOC, net of offering costs [3]	45,877	459	-	-	291,138	-	-	291,597
Shares issued upon conversion of debt and interest	82,878	829	-	-	574,427	-	-	575,256
Net loss	-	-	-	-	-	-	(4,982,127)	(4,982,127)
Other comprehensive loss	-	-	-	-	-	(37,993)	-	(37,993)
Balance - June 30, 2023	680,935	6,810	28	(46,355)	144,593,466	(10,920,361)	(125,268,428)	8,365,132
Stock-based compensation:
Options	-	-	-	-	17,910	-	-	17,910
Restricted stock units	-	-	-	-	75,645	-	-	75,645
Common stock	27,027	270	-	-	149,730	-	-	150,000
Shares issued under the New ELOC [4]	29,364	294	-	-	42,339	-	-	42,633
Warrant modification	-	-	-	-	392,273	-	-	392,273
Shares issued upon conversion of debt and interest	231,912	2,319	-	-	672,692	-	-	675,011
Common stock issued for cash in private placement	90,000	900	-	-	404,100	-	-	405,000
Effect of reverse stock spit	358	3	-	-	(3)	-	-	-
Net loss	-	-	-	-	-	-	(2,298,575)	(2,298,575)
Other comprehensive loss	-	-	-	-	-	64,280	-	64,280
Balance - September 30, 2023	1,059,596	$10,596	28	$(46,355)	$146,348,152	$(10,856,081)	$(127,567,003)	$7,889,309

[1]	Includes gross proceeds of $480,670, less $39,261 of offering costs.
[2]	Represents $1,609,935 relative fair value of warrants, less $103,616 of allocable issuance costs.
[3]	Includes gross proceeds of $316,953, less $25,356 of offering costs.
[4]	Includes gross proceeds of $52,988, less $10,355 of offering costs.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	(8,497,349)	$(9,975,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation:
401(k) stock	10,792	5,908
Common stock	-	150,000
Stock options and warrants	53,729	95,578
Restricted stock units	306,708	305,045
Non-cash lease expense	236,320	171,933
Loss on lease termination	566,278	-
Gains from foreign currency remeasurement, net	(65,814)	(347,201)
Depreciation and amortization	362,304	337,433
Amortization of debt discount	341,941	2,104,384
Provision for credit losses, net of recoveries	488,463	112,289
Provision for unrealizable prepaid taxes	32,124	-
Provision for obsolete inventory	187,908	123,225
Change in fair value of derivative liability	231,488	2,236,844
Loss on extinguishment of debt	-	416,081
Loss on sale of land	44,406	-
Decrease (increase) in assets:
Accounts receivable and mortgages receivable	(295,197)	(176,542)
Employee advances	-	(8,082)
Inventory	(196,204)	(611,752)
Inventory deposits	161,531	1,336
Real estate lots held for sale	54,716	-
Prepaid expenses and other current assets	(561,580)	103,075
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	105,752	(9,778)
Operating lease liabilities	(182,650)	(149,994)
Deferred revenue	(86,709)	150,859
Other liabilities	(163,873)	(19,154)
Total Adjustments	1,632,433	4,991,487
Net Cash Used in Operating Activities	(6,864,916)	(4,984,363)
Cash Flows from Investing Activities
Purchase of property and equipment	(111,230)	(580,120)
Proceeds from sale of land	187,860	-
Purchase of intangible asset	-	(50,000)
Security deposit on lease	(20,000)	-
Net Cash Used in Investing Activities	56,630	(630,120)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(unaudited)

	September 30,
	2024	2023
Cash Flows from Financing Activities
Proceeds from the issuance of convertible debt	2,299,700	5,000,000
Proceeds from the issuance of convertible debt, related party	1,000,000	-
Financing costs in connection with the issuance of convertible debt	-	(321,802)
Costs in connection with the conversion of convertible debt to preferred stock	(5,161)	-
Repayments of convertible debt obligations	-	(862,541)
Redemption premiums paid on convertible debt obligations	-	(156,161)
Proceeds from preferred stock issued for cash, net of issuance costs [1]	408,400	-
Proceeds from common stock issued for cash	1,832,934	996,000
Proceeds from issuance of shares under the New ELOC, net of offering costs [2]	-	775,639
Proceeds from loans payable	100,000	185,000
Proceeds from loans payable, related parties	1,020,000	-
Repayments of loans payable	(87,929)	(87,217)
Proceeds from equity deposits	-	-
Repayment of finance lease	(632)	-
Refund of lot sale obligation	(73,450)	-
Net Cash Provided by Financing Activities	6,493,862	5,528,918
Effect of Exchange Rate Changes on Cash	99,846	(13,512)
Net Decrease in Cash	(214,578)	(99,077)
Cash - Beginning of Period	427,961	300,185
Cash - End of Period	213,383	$201,108

Supplemental Disclosures of Cash Flow Information:
Interest paid	$597,420	$1,011,650
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity
Preferred shares issued upon conversion of debt and accrued interest	$3,327,668	$-
Accretion of preferred stock to redemption value	$36,854	$-
Common shares issued upon conversion of debt and accrued interest	$-	$2,821,820
Common shares issued in connection with anti-dilution protection	$181	$-
Warrants issued and debt principal exchanged upon modification of convertible debt	$-	$63,502
Accrued interest exchanged for notes payable	$24,541	$-
Relative fair value of warrants issued with 2023 Notes, net of allocable issuance costs [3]	$-	$1,506,319
Finance lease liability for equipment	$75,734	$-
Equity issued to satisfy accrued stock-based compensation obligation	$14,768	$32,617
Cashless warrant exercise	$-	$51
Debt discount for warrant modification	$-	$392,273

[1]	Gross proceeds of $413,560, less offering costs of $5,160.
[2]	Gross proceeds of $850,611, less offering costs of $74,972.
[3]	Represents $1,609,935 relative fair value of warrants, less $103,616 in allocable issuance costs.

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

As wholly owned subsidiaries of GGH, InvestProperty Group, LLC (“IPG”) and Algodon Global Properties, LLC (“AGP”) operate as holding companies that invest in, develop and operate global real estate and other lifestyle businesses such as wine production and distribution, golf, tennis, and restaurants. GGH operates its properties through its ALGODON® brand. IPG and AGP have invested in two ALGODON® brand projects located in Argentina. The first project is Algodon Mansion, a Buenos Aires-based luxury boutique hotel property that opened in 2010 and is owned by the Company’s subsidiary, The Algodon – Recoleta, SRL (“TAR”). The second project is the redevelopment, expansion and repositioning of a Mendoza-based winery and golf resort property now called Algodon Wine Estates (“AWE”), the integration of adjoining wine producing properties by Gaucho Development S.R.L. (“GDS”), and the subdivision of a portion of this property for residential development.

GGH creates couture fashion pieces in-house and, through its wholly-owned subsidiary, Gaucho Group, Inc. (“GGI”), oversees the outsourced manufacturing, distribution, and sale of the rest of its high-end luxury fashion and accessories line.

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

Current Bankruptcy Proceedings and Delisting from Nasdaq

On November 12, 2024, the Company filed a voluntary petition, Case No. 24-21852 (the “Chapter 11 Reorganization”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Company continues to operate its business as a “debtor in possession” subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, orders of the Bankruptcy Court, and applicable non-bankruptcy law. The Company has sought approval of various motions with the Bankruptcy Court that are intended to enable the Company to continue its ordinary course operations and facilitate an orderly transition of its operations into Chapter 11.

On November 13, 2024, the Company’s shares of common stock were delisted from the Nasdaq Stock Market (“Nasdaq”) as a result of the Chapter 11 Reorganization. The Company’s shares of common stock are currently quoted on the over-the-counter market with the symbol “VINOQ”. See Note 15, Commitments and Contingencies: Legal Matters and Note 17, Subsequent Events.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements have been derived from the Company’s accounting records and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on April 30, 2024.

Going Concern and Management’s Liquidity Plans

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company continues to critically review its liquidity and anticipated capital requirements, including for service of the Company’s debt post-emergence from Chapter 11 protection, in light of the significant uncertainty created by the Chapter 11 petition, to determine whether these conditions, when considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within twelve months after the date that the accompanying consolidated financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to successfully reorganize its operations under Chapter 11, among other factors. As a result of the Chapter 11 case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Chapter 11 filing also affects the Company’s ability to complete the necessary infrastructure on its real estate lots, that is required in order to consummate the lot sales and issue property deeds, due to constraints on capital resources.

As a result of the Company’s financial condition, the defaults under the Company’s debt agreements, and the risks and uncertainties surrounding the Company’s ability or the timing to reorganize operations under Chapter 11, substantial doubt exists that the Company will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of September 30, 2024, the Company had cash of approximately $213,000 and a working capital deficit of approximately $5,000,000. During the nine months ended September 30, 2024 and 2023, the Company incurred net losses of approximately $8,497,000 and $9,976,000, respectively, and used cash in operating activities of approximately $6,865,000 and $4,984,000, respectively.

As of September 30, 2024, future cash requirements for current liabilities include $4,602,495 for accounts payable and accrued expenses (including cash true up obligations in connection with convertible debt in the amount of $1,484,677), $451,550 for lot sale obligations, $1,595,697 of principal owed in connection with convertible debt, $1,335,613 for loans payable, $36,849 for future payments (including interest portion) under a finance lease, and $88,185 for other current liabilities. Further, the Company’s convertible debt matured on February 21, 2024, and the Company has subsequently received event of default notices demanding immediate payment of all balances owed in connection with the convertible debt, including $287,303 of redemption premiums currently included derivative liability on the accompanying balance sheet. Balances owed in connection with convertible debt in default remain outstanding as of the date of the filing of this quarterly report on Form 10-Q. Future cash requirements for long-term liabilities include $101,118 for future payments under a finance lease (including interest portion) and $30,394 for accrued expenses.

On February 27, 2024, the Company’s equity line of credit was terminated.

On November 4, 2024 the Company received cash proceeds of $395,000 in connection with a promissory note.

On November 12, 2024, the Company received $150,000 in proceeds upon the issuance of a convertible promissory note with one of its stockholders.

Between October 11, 2024 through November 12, 2024, the Company received cash proceeds of $616,907 upon the sale of preferred stock (See Note 17, Subsequent Events).

During the period from November 29, 2024 through December 30, 2024, the Company received $141,758 in proceeds upon the issuance of a non-convertible promissory note with the Company’s President and CEO. (See Note 17, Subsequent Events).

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

Highly Inflationary Status in Argentina

During the three and nine months ended September 30, 2024, the Company recorded gains of $32,229 and $65,814, respectively, and during the three and nine months ended September 30, 2023, the Company recorded gains of $132,493 and $347,201, respectively, resulting from foreign currency remeasurement of the Company’s Argentine subsidiaries’ net monetary liability position of its Argentine subsidiaries.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Argentina bank accounts. There were aggregate uninsured cash balances of $74,430 and $93,878 at September 30, 2024 and December 31, 2023, respectively, which represents cash held in Argentine bank accounts.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Real estate sales	$-	$-	$104,143	$154,959
Hotel rooms and events	175,187	249,873	634,748	714,398
Clothes and accessories	14,964	62,450	101,882	170,213
Restaurants	55,953	49,382	152,423	185,389
Winemaking	148,071	74,530	280,040	150,271
Agricultural sales	-	-	81,537	162,764
Golf, tennis and other	28,516	27,769	82,523	84,752
Total Revenues	$422,691	$464,004	$1,437,296	$1,622,746

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of September 30,
	2024		2023

Options	103		280
Warrants	39,627		45,647
Unvested restricted stock units	19,866		5,163
Senior Secured Convertible Notes	442,372	[1]	309,384	[2]
Senior Convertible Preferred Stock	934,250	[3]	-
Total potentially dilutive shares	1,436,218		360,474

[1]	Represents shares issuable upon conversion of $1,595,707 in convertible debt, $287,302 of redemption premium and $319,648 of related accrued interest outstanding as of September 30, 2024, at a conversion price of $4.9792 per share, which represents the conversion price in effect as of September 30, 2024. The conversion price of such debt is variable and is subject to a floor price of $4.00 per share (see Note 10, Convertible Debt Obligations).

[2]	Represents shares issuable upon conversion of $4,335,137 of convertible debt, $676,986 of redemption premium and $178,104 of related accrued interest outstanding as of September 30, 2023, at a conversion price of $16.776 per share, which represents the conversion price in effect as of September 30, 2023. The conversion price of such debt is variable. (see Note 10, Convertible Debt Obligations).

[3]	Represents common shares issuable upon conversion of 37,370 shares of convertible preferred stock outstanding at September 30, 2024. Each share of Senior Convertible Preferred Stock is convertible into 25 shares of common stock. (See Note 14, Temporary Equity and Stockholders Equity).

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures (Topic 280), which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The guidance becomes effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

Preferred Stock Subject to Possible Redemption

The Company’s Senior Convertible Preferred Stock includes certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events (See Not 14, Temporary Equity and Stockholders’ Equity). Accordingly, the Senior Convertible Preferred Stock is classified as temporary equity. The Company accretes the carrying value of Senior Convertible Preferred Stock to equal its redemption value at the end of each reporting period.

Reclassification

Certain prior period amounts included in prior year financial statements have been reclassified to conform to the current year presentation, including reclassification of accrued interest, current portion to loan payable, current portion and the reclassification of mortgages receivable from a related party. These reclassifications did not have a material impact on the Company’s previously reported financial statements.

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

Management evaluates each loan individually on a quarterly basis, to assess collectability and estimate a reserve for past due amounts. Past due principal and interest in the aggregate amounts of $929,069 and $815,674 are included in mortgages receivable, current as of September 30, 2024 and December 31, 2023, respectively, of which $37,330 and $17,295, respectively represents amounts past due from an owner of more than 10% of the Company’s common stock. The total allowance for uncollectable mortgages is $1,673,366 and $1,436,981 as of September 30, 2024 and December 31, 2023, respectively.

The following represents the maturities of mortgages receivable as of September 30, 2024:

	Non-related Parties	Related Party	Total
For the period from October 1, 2024 through December 31, 2024	$983,027	$44,008	$1,027,035

For the years ended December 31,
2025	391,037	18,890	409,927
2026	420,140	20,296	440,436
2027	451,408	21,807	473,215
2028	456,797	23,430	480,227
2029	469,961	25,174	495,135
Thereafter	592,730	5,430	598,160
Gross Receivable	3,765,100	159,035	3,924,135
Less: Allowance	(1,608,621)	(64,745)	(1,673,366)
Net receivable	2,156,479	94,290	2,250,769
Less: current portion	(777,314)	(37,103)	(814,417)
Mortgages receivable, non-current portion	$1,379,165	$57,187	$1,436,352

As of each of September 30, 2024 and December 31, 2023, two borrowers had past-due loans outstanding representing 11% and 10% of the total balance of mortgages receivable. A reserve is established for the unsecured portion of these receivables.

The Company recorded interest income from its mortgages receivable of $813 and $51,593 for the three months ended September 30, 2024 and 2023, respectively, and recorded interest income of $10,376 and $161,409 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, there is $168,794 and $190,967, respectively, of interest receivable included in mortgages receivable on the accompanying condensed consolidated balance sheets.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. INVENTORY

Inventory at September 30, 2024 and December 31, 2023 was comprised of the following:

	September 30,	December 31,
	2024	2023

Vineyard in process	$853,085	$713,104
Wine in process	497,551	622,167
Finished wine	136,091	37,636
Clothes and accessories	557,495	638,023
Other	273,177	207,686
	2,317,399	2,218,616
Less: Reserve for obsolescence	(277,223)	(186,736)
Total	$2,040,176	$2,031,880

The Company had deposits for inventory purchases in the amount of $0 and $161,531 as of September 30, 2024 and December 31, 2023, respectively.

The Company recorded a provision for obsolete inventory in the amount of $7,288 and $187,908 during the three and nine months ended September 30, 2024, respectively, related to its clothing and accessories inventory. The Company recorded a provision for obsolete inventory in the amount of $23,902 and $123,225 during the three and nine months ended September 30, 2023, respectively.

5. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or developed by the Company. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	September 30,	December 31,
	2024	2023

Accrued compensation and payroll taxes	$1,532,218	$1,803,869
Accrued taxes payable - Argentina	191,940	84,494
Accrued insurance expense	18,176	36,352
Accrued consulting fees	4,223	74,512
Accrued commissions	22,307	66,267
Accrued interest	411,309	129,821
Accrued cash true up obligation (see Note 10)	1,484,677	1,484,677
Other accrued expenses	48,578	39,347
Accrued expenses, current	3,713,428	3,719,339
Accrued Argentine tax obligations, non-current	30,394	30,003
Other long term accruals	-	5,524
Total accrued expenses	$3,743,822	$3,754,866

On November 27, 2020, the Company entered into various payment plans, pursuant to which it agreed to pay its Argentine tax obligations over a period of 60 to 120 months. The current portion of payments due under the plan is $185,445 and $75,769 as of September 30, 2024 and December 31, 2023, respectively, which is included in accrued taxes payable – Argentina, above. The non-current portion of accrued tax obligations represents payments under the plan that are scheduled to be paid after twelve months. The Company incurred interest and penalties expense of $49,521 and $86,952 during the three and nine months ended September 30, 2024, respectively, and incurred interest expense of $14,031 and $95,617 during the three and nine months ended September 30, 2023, respectively, related to these payment plans.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. DEFERRED REVENUE

Deferred revenue is comprised of the following:

	September 30,	December 31,
	2024	2023
Real estate lot sales deposits	$1,351,958	$1,436,758
Hotel deposits	30,719	32,657
Other	2,427	2,398
Total	1,385,104	1,471,813
Less: deferred revenue, current portion	142,146	1,471,813
Deferred revenue, non-current portion	$1,242,958	$-

The Company accepts deposits in conjunction with agreements to sell real estate building lots at Algodon Wine Estates in the Mendoza wine region of Argentina. These lot sale deposits are generally denominated in U.S. dollars. Revenue is recorded when the sale closes, and the deeds are issued. The issuance of deeds is dependent on completion of infrastructure for each specific lot. See Footnote 2, Summary of Significant Accounting Policies: Going Concern and Management’s Liquidity Plans, for additional discussion of the impact of the Company’s liquidity on the real estate lot sales. The Company expects to recognize revenue in the aggregate amount of approximately $2.9 million upon the closing of the sale of lots for which deposits of been received as of September 30, 2024.

The Company entered into contracts for the sale of four lots and received deposits in the aggregate amount of $19,343 during the three and nine months ended September 30, 2024. The Company recorded revenue upon the closing of the sale of real estate lots in the amount of $0 and $104,143 during the three and nine months ended September 30, 2024, and recorded the sale of one lot and recorded revenue in the amount of $0 and $154,959 during the three and nine months ended September 30, 2023.

Deferred revenue, related party represents $250,000 received from a greater than 10% holder of the Company’s common stock, for the purchase of five real estate lots. The Company recorded interest expense of $5,291 and $15,814 during the three and nine months ended September 30, 2024, respectively, in connection with the deferred revenue received from the related party. As of September 30, 2024 and December 31, 2023, there is accrued interest of $19,485 and $3,605, respectively, related to the deferred revenue received from the related party.

8. LOT SALE OBLIGATIONS

The following table summarizes the activity in connection with the Company’s lot sale obligations during the nine months ended September 30, 2024:

	Lot Sale Obligations
	Lot Sale Obligations	Debt Discount	Lot Sale Obligations, net of discount
Balance at January 1, 2024	$605,096	$(64,068)	$541,027
Lot deposit refunded in 1Q24	(25,000)	-	(25,000)
Amortization of debt discount	-	19,355	19,355
Balance at March 31, 2024	580,096	(44,713)	535,382
Portion of lot deposit refunded in 2Q24	(48,450)	-	(48,450)
Amortization of debt discount	-	20,022	20,022
Balance at June 30, 2024	531,646	(24,691)	506,954
Portion of lot deposit refunded in 3Q24	-	-	-
Amortization of debt discount	-	21,044	21,044
Balance at September 30, 2024	$531,646	$(3,647)	$527,998

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

During the fourth quarter of 2023, the Company entered into Lot Deposit Agreements for the purchase of eleven real estate lots and received Purchase Amounts in the aggregate amount of $525,000, which is recorded as lot sale obligations on the accompanying condensed consolidated balance sheet. A Purchase Amount of $25,000 is receivable as of September 30, 2024, and will be recorded as additional Lot Sale Obligation when received. The $80,096 aggregate cost of the lots to be transferred in the event of rescission of the Lot Deposit Agreements was recorded as a discount to the lot sale obligations and is being amortized over twelve months using the effective interest method.

Interest Expense on Lot Sale Obligations

The Company recorded interest expense in the amount of $31,864 and $92,324 related to lot sale obligations during the three and nine months ended September 30, 2024, respectively, which consisted of $10,820 and $31,903, respectively, of interest accrued at the stated rate of 8.5%, plus amortization of debt discount in the amount of $21,044 and $60,421, respectively. As of September 30, 2024 and December 31, 2023, there is accrued interest of $40,955 and $9,052, respectively, related to the Company’s lot sale obligations.

9. LOANS PAYABLE

The Company’s loans payable are summarized below:

	September 30,	December 31,
Loans Payable	2024	2023
EIDL	$94,000	$94,000
2023 Loan	101,460	185,000
2024 Loan	100,000	-
Total Loans Payable	295,460	279,000
Less: current portion	(295,460)	(188,628)
Total Loans Payable, non-current portion	$-	$90,372

Loans Payable, Related Party
Investor Loan	$1,040,153	$-

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

EIDL Loan

On May 22, 2020, the Company received a loan in the principal amount of $94,000 (the “EIDL Loan”) pursuant to the Economic Injury Disaster Loan (“EIDL”) assistance program offered by the SBA in response to the impact of the COVID-19 pandemic on the Company’s business. The EIDL Loan bears interest at 3.75% per annum, and originally matured in May 2050. As of September 30, 2024, the balance on the EIDL Loan is $94,000. The Company is currently in default on the EIDL Loan; as a result, the loan is payable upon demand.

2023 Loan

On January 9, 2023, the Company received $185,000 in proceeds upon the issuance of a one-year, non-convertible promissory note with a January 9, 2024 maturity date. The note bears interest at a rate of 8% per annum. On February 22, 2024, the Company repaid principal and interest on the 2023 Loan in the amount of $83,540 and $16,460, respectively. The Company is currently in default on the 2023 Loan, and the loan is payable upon demand. The Company is currently renegotiating the payment terms on the 2023 Loan.

2024 Loan

On September 5, 2024, the Company received $100,000 in proceeds upon the issuance of a one-year, non-convertible promissory note (the “2024 Loan”). The 2024 Loan bears interest at a rate of 8% per annum and matured on October 15, 2024. The Company is currently in default on the 2024 Loan is renegotiating payment terms with the holder.

Loans Payable, related party

On June 24, 2024, the Company issued promissory notes in the aggregate amount of $420,000 to a greater than 10% holder of the Company’s common stock (the “Investor”), which mature on June 23, 2025. During September 2024, the Company issued promissory notes in the aggregate amount of $600,000 to the Investor, which matured on October 31, 2024 (together with promissory notes issued to the Investor on June 24, 2024, the “Investor Loans”). Of the Investor Loans issued, Investor Loans in the aggregate amount of $900,000 were issued for cash and one Investor Loan in the amount of $120,000 was issued in satisfaction of a deposit for the purchase of equity, in lieu of issuance of shares. In addition, on August 16, 2024, accrued interest of $20,153 was capitalized as principal on the Investor Loans. The Investor Loans bear interest at 8.0% per annum. The Company is currently in default on $600,000 principal owed in connection with Investor Loans that matured on October 31, 2024, and is renegotiating payment terms with the Investor.

Interest Expense on Loans Payable

The Company incurred interest expense related to the loans payable in the amount of $14,298 and $23,823 during the three and nine months ended September 30, 2024, respectively, and incurred interest expense related to the loans payable in the amount of $20,475 and $56,989 during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, there is accrued interest of $32,833 and $26,129, respectively, related to the Company’s loans payable.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. CONVERTIBLE DEBT OBLIGATIONS

Convertible debt obligations consist of the following:

	2023 Convertible Note	Preferred Share Convertible Notes	Total Principal	Debt Discount	Convertible debt, net of discount	Preferred Share Convertible Notes - Related Party
Balance at January 1, 2024	$1,595,697	$-	$1,595,697	$(274,795)	$1,320,902	$-
Convertible notes issued	-	2,306,425	2,306,425	(6,725)	2,299,700	-
Convertible note issued to related party	-	-	-	-	-	1,000,000
Amortization of debt discount	-	-	-	281,520	281,520	-
Principal Conversions	-	(2,306,425)	(2,306,425)	-	(2,306,425)	(1,000,000)
Convertible notes outstanding at September 30, 2024	$1,595,697	$-	$1,595,697	$-	$1,595,697	$-

2023 Senior Secured Convertible Note

Effective February 5, 2024, 3i, LP (“3i”) elected to increase the cap on its beneficial ownership of the Company from 4.99% to 9.99% effective on the sixty-first day after such notice was delivered to the Company, pursuant to the terms of the 2023 Senior Secured Convertible Note (the “2023 Note”).

The 2023 Note is convertible at the Event of Default conversion price, equal to the lesser of (a) $134.00; (b) 80% of the volume-weighted average price on the day preceding receipt of the conversion notice; or (c) 80% of the average of the three lowest volume-weighted average prices over the fifteen trading days which precede receipt of the conversion notice, all subject to a floor price of $4.00. If the conversion price in effect on the date of conversion is less than $4.00, the Investor is entitled to a cash true up payment equal to the difference between the conversion dollar amount and the value of shares issued upon conversion. As of September 30, 2024 and December 31, 2023, the Company has accrued $1,484,677 of cash true up payments as the result of 2023 Note principal and interest converted at the floor price in effect at the date of conversion.

On February 21, 2024, the Company received an Event of Default Redemption Notice from 3i, demanding immediate payment of principal, interest and redemptions premiums owed under the 2023 Note equal to a minimum of $3,437,646. On February 28, 2024, the Company received a second Event of Default Redemption Notice from 3i providing notice of an additional Event of Default in connection with the 2023 Note demanding immediate payment of principal interest and redemption premiums equal to a minimum of $3,450,711. On March 6, 2024, the Company received an Event of Default notice from 3i demanding immediate payment of principal, interest and redemptions premiums owed under the 2023 Note equal to a minimum of $3,460,510.

See Note 15, Commitment and Contingencies. Legal Matters, regarding the Company’s litigation with 3i in the 2023 Note.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Derivative Liability in Connection with 2023 Note

The Event of Default Conversion Price on the 2023 Note represents a redemption feature, which was bifurcated from the 2023 Note host and recorded as a derivative liability. During the three and nine months ended September 30, 2024, the Company recorded expense of $75,861 and $231,488, respectively, in connection with the change in fair value of the derivative liability, which represents the difference between shares issuable upon conversion with no event of default, and the value of shares issuable upon conversion of debt at the Event of Default Conversion Price.

The following table sets forth a summary of the changes in the fair value of the derivative liability that are measured at fair value on a recurring basis:

Balance at January 1, 2024	$738,140
Add: fair value of derivative associated with convertible interest accrued during the period	231,488
Balance at September 30, 2024	$969,628

Interest Expense on 2023 Note

The Company incurred total interest expense of approximately $72,347 and $1,118,849 related to its 2023 Note during the three months ended September 30, 2024 and 2023, respectively. Interest expense during the three months ended September 30, 2024 and 2023 consisted of (i) $28,135 and $93,496, respectively, of interest and make-whole interest accrued at stated interest rates and (ii) $44,212 and $0, respectively, of incremental default interest, and (iii) $0 and $1,025,353, respectively, of amortization of debt discount.

The Company incurred total interest expense of approximately $502,950 and $2,671,922 related to its 2023 Note obligations during the nine months ended September 30, 2024 and 2023, respectively. Interest expense during the nine months ended September 30, 2024 and 2023 consisted of approximately (i) $96,479 and $449,149 of interest and make-whole interest accrued at stated interest rates and (ii) $131,676 and $118,389, respectively, of incremental default interest, and (iii) $274,795 and $2,104,384 of amortization of debt discount.

Convertible 8.5% Preferred Promissory Notes

During the period from May 2024 through August 6, 2024, the Company issued 120-day convertible preferred promissory notes (the “Preferred Share Convertible Notes”) in the aggregate amount of $2,306,425 for cash proceeds of $2,299,700. The notes bear interest at 8.5% per annum. All principal and $21,243 of interest owed in connection with the Preferred Share Convertible Notes automatically converted into Senior Convertible Preferred Stock at a conversion price of $100.00 per share on August 16, 2024, upon stockholder approval for the issuance of the Senior Convertible Preferred Stock.

The Company recorded $6,725 of original issue discount in connection with two Preferred Share Convertible Notes which were issued on May 1, 2024, which was amortized over the 120-day term, using the effective interest method.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Convertible 8.5% Preferred Promissory Notes - Related Party

During the period from May 2024 through June 2024, the Company issued 120-day Preferred Share Convertible Notes in exchange for cash aggregate amount of $1,000,000, to a holder of greater than 10% of the Company’s common stock (the Related Party Convertible Notes, and together with the Preferred Share Convertible Notes, the “Preferred Promissory Notes”). The Related Party Convertible Notes bear interest at 8.5% per annum. All principal owed in connection with the Related Party Convertible Notes automatically converted into Senior Convertible Preferred Stock at a conversion price of $100.00 per share on August 16, 2024, upon stockholder approval for the issuance of the Senior Convertible Preferred Stock.

Interest Expense on Preferred Promissory Notes

The Company incurred total interest expense of approximately $23,990 and $0 related to its Preferred Promissory Notes during the three months ended September 30, 2024 and 2023, respectively. Interest expense during the three months ended September 30, 2024 and 2023 consisted of (i) $21,912 and $0, respectively, of interest accrued at stated interest rates and (ii) $2,078 and $0, respectively, of amortization of debt discount.

The Company incurred total interest expense of approximately $48,121 and $0 related to its Preferred Promissory Notes during the nine months ended September 30, 2024 and 2023, respectively. Interest expense during the nine months ended September 30, 2024 and 2023 consisted of approximately (i) $41,396 and $0 of interest accrued at stated interest rates and (ii) $6,725 and $0, respectively, of amortization of debt discount.

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

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present segment information for the three and nine months ended September 30, 2024 and 2023, respectively:

	For the Three Months Ended September 30, 2024				For the Nine Months Ended September 30, 2024
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL
Revenues	$407,727	$14,964	$-	$422,691	$1,335,414	$101,882	$-	$1,437,296
Revenues from Foreign Operations	$407,727	$-	$-	$407,727	$1,335,414	$-	$-	$1,335,414
Loss from Operations	$(534,741)	$(835,993)	$(1,510,848)	$(2,881,582)	$(1,290,743)	$(1,764,584)	$(4,499,658)	$(7,554,985)

	For the Three Months Ended September 30, 2023				For the Nine Months Ended September 30, 2023
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL
Revenues	$401,554	$62,450	$-	$464,004	$1,454,533	$168,213	$-	$1,622,746
Revenues from Foreign Operations	$401,554	$-	$-	$401,554	$1,454,533	$-	$-	$1,454,533
Loss from Operations	$(52,989)	$(352,495)	$(1,038,273)	$(1,443,757)	$(510,760)	$(1,307,820)	$(3,556,769)	$(5,375,349)

The following table presents segment information as of September 30, 2024 and December 31, 2023.

	As of September 30, 2024				As of December 31, 2023
	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL	Real Estate Development	Fashion (e-commerce)	Corporate	TOTAL
Total Property and Equipment, net	$6,359,564	$308,870	$-	$6,668,434	$6,651,946	$1,154,424	$-	$7,806,370
Total Property and Equipment, net in Foreign Countries	$6,359,564	$-	$-	$6,359,564	$6,651,946	$-	$-	$6,651,946
Total Assets	$12,940,655	$687,013	$464,447	$14,092,115	$13,004,982	$3,110,117	$445,226	$16,560,325

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company had accounts receivable – related parties of $0 as of September 30, 2024 and December 31, 2023, net of allowances for expected credit losses of $1,769,082 and $1,517,836, respectively, representing the net realizable value of advances made to, and expense sharing obligations receivable from, separate entities under common management.

The Company recorded credit loss expense (net of recoveries) related to accounts receivable, related parties of $262,431 and $251,246 and during the three and nine months ended September 30, 2024, respectively. The Company recorded credit losses related to accounts receivable, related parties of $0 and $19,431 during the three and nine months ended September 30,2023, respectively. Credit losses are recorded as bad debt expense which is reflected within general and administrative expenses on the accompanying condensed consolidated statements of operations.

Expense Sharing

The Company is a party to expense sharing agreements with two related entities to share expenses such as support staff, professional services, and other operating expenses (the “Related Party ESAs”). During the three months ended September 30, 2024 and 2023, the Company made advances in the amount of $165,800 and $12,500, respectively, to the related entities, and paid salaries on behalf of the related entities (pursuant to the expense sharing agreements discussed below) in the amount of $97,098 and $108,994, respectively. The Company received repayments from the related parties in the amount of $0 and $217,414 during the three months ended September 30, 2024 and 2023, respectively.

During the nine months ended September 30, 2024 and 2023, the Company made advances in the amount of $338,340 and $98,144, respectively, to the related entities, and paid expenses on behalf of the related entities (pursuant to the expense sharing agreements discussed below) in the amount of $282,098 and $492,523, respectively. The Company received repayments from the related parties in the amount of $369,168 and $585,228 during the nine months ended September 30, 2024 and 2023, respectively.

Management Fee Income

During the nine months ended September 30, 2024 and 2023, the Company recorded income of $0 and $225,000 respectively, representing management fees received from LVH pursuant to a June 2021 agreement with LVH.

Other Related Party Transactions

See Note 9 – Loans Payable related to promissory notes issued and Note 10 – Convertible Debt related to Preferred Share Convertible Notes issued to a holder greater than 10% of the Company’s common stock.

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

A participant is always fully vested in their account, including the Company’s contribution. For the three months ended September 30, 2024 and 2023, the Company recorded a charge associated with its contribution of approximately $3,976 and $4,084 respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded a charge associated with its contribution of approximately $10,792 and $13,292, respectively. This charge has been included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company issues shares of its common stock to settle these obligations based on the fair market value of its common stock on the date the shares are issued. During the nine months ended September 30, 2024, the Company issued 3,497 shares at $4.22 per share in satisfaction of $14,768 of 401(k) contribution liabilities. During the nine months ended September 30, 2023, the Company issued 24 shares at $1,359.04 per share in satisfaction of $32,617 of 401(k) contribution liabilities.

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

Preferred Stock Subject to Possible Redemption

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

Each share of Preferred Stock converts into 25 shares of common stock (a) at the option of the holder (and upon approval of the Company, which shall not be unreasonably withheld) at any time after 6 months and 1 day from the date of the termination of the Preferred Stock offering (the “Termination Date”); or (b) automatically, if, on the date that is 18 months from the Termination Date, the price of the Company’s common stock increases by more than 60% from the date of the initial purchase of Preferred Stock by each Preferred Stock holder. If not previously converted, the Company must redeem all then-outstanding shares of Preferred Stock on the date that is 18 months from the Termination Date for a price equal to the liquidation value of each share, plus all unpaid and accrued and accumulated dividends, whether or not declared, within 60 days. The Company classified the convertible preferred stock as temporary equity on the accompanying consolidated balance sheets because the Preferred Stock could be required to be redeemed upon the occurrence of certain change in control events that are outside of the Company’s control.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On August 16, 2024, the Company issued 33,286 shares of Preferred Stock in connection with the conversion of $3,306,425 principal and $21,243 interest owed in connection with the Convertible 8.5% Preferred Promissory Notes. The Company incurred issuance costs of $5,161 in connection with the issuance of Preferred Stock upon the conversion of the Convertible 8.5% Preferred Promissory Notes.

During August 2024, the Company issued 4,084 shares of Preferred Stock for cash proceeds of $408,400.

The Company recorded $36,854 of accretion of the Preferred Stock to its redemption value during the three and nine months ended September 30, 2024.

Common Stock

On November 27, 2023, the Company commenced a private placement (“the Private Placement”) of shares of common stock for gross proceeds of up to $4,000,000 at a price per share which equals the Nasdaq Rule 5653(d) Minimum Price definition, but in no event at a price per share lower than $6.00). On February 29, 2024, the Company’s stockholders approved certain anti-dilution provisions for holders of shares purchased in connection with the Private Placement, for a period of 18 months following the closing of the offering. During the nine months ended September 30, 2024, the Company issued 18,116 shares pursuant to these anti-dilution provisions.

During the period from January 1, 2024 through February 28, 2024 the Company sold 288,824 shares of common stock at $6.00 per share for aggregate proceeds of $1,732,934 in connection with the Private Placement. On April 11, 2024 the Company sold an additional 16,667 shares of common stock at $6.00 per share for aggregate proceeds of $100,000 in connection with the Private Placement.

During the nine months ended September 30, 2024, the Company issued 26,841 shares of common stock to certain of the Company’s employees, consultants and advisors in connection with the vesting of RSUs.

Termination of Equity Line of Credit

On February 22, 2024, the Company received notice from the Underwriter of its election to terminate the equity line of credit pursuant to the Common Stock Purchase Agreement and Registration Rights Agreement (the “New ELOC”).

Accumulated Other Comprehensive Loss

For the three and nine months ended September 30, 2024, the Company recorded a gain of $52,036 and $99,846, respectively, and for the three and nine months ended September 30, 2023, the Company recorded a gain (loss) of $64,280 and $(13,512), respectively, related to foreign currency translation adjustments as accumulated other comprehensive loss, primarily related to fluctuations in the Argentine peso to United States dollar exchange rates (see Note 2 – Summary of Significant Accounting Policies, Highly Inflationary Status in Argentina).

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warrants

There was no activity with regard to the Company’s warrants during the nine months ended September 30, 2024.

As of September 30, 2024, warrants for the purchase of 39,627 shares of the Company’s common stock are outstanding with a weighted average exercise price of $53.55.

A summary of outstanding and exercisable warrants as of September 30, 2024 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$45.00	Common Stock	35,571	1.4	35,571
$100.00	Common Stock	4,043	0.3	4,043
$9,000.00	Common Stock	13	1.4	13
	Total	39,627	1.3	39,627

Restricted Stock Units

A summary of RSU activity during the nine months ended September 30, 2024 is presented below:

		Weighted Average
	Number of	Grant Date Value
	RSUs	Per Share
RSUs non-vested January 1, 2024	7,639	$46.87
Granted	37,500	-
Vested	(25,031)	5.22
Forfeited	(242)	116.00
RSUs non-vested September 30, 2024	19,866	$19.16

During the three and nine months ended September 30, 2024, the Company recorded stock-based compensation expense of $150,206 and $306,708 respectively, and during the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $150,206 and $306,708 respectively, related to the amortization of RSUs.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

A summary of stock option activity during the nine months ended September 30, 2024 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2024	302	8,274.93
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(199)	6,930.00
Outstanding, September 30, 2024	103	10,873.40	1.0	$-

Exercisable, September 30, 2024	102	$10,874.31	1.0	$-

During the three and nine months ended September 30, 2024, the Company recorded total stock-based compensation expense of $17,909 and $53,729, respectively, and during the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $17,910 and $95,578, respectively, related to stock option grants, which is reflected as general and administrative expenses in the condensed consolidated statements of operations. As of September 30, 2024 there was $3,551 of unrecognized stock-based compensation expense, all of which is related to GGH stock option grants that will be amortized over a weighted average period of 0.1 years. No stock options were granted during the three and nine months ended September 30, 2024 or 2023, respectively.

The following table presents information related to GGH stock options outstanding and exercisable as of September 30, 2024:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$10,890.00	90	1.0	90
$10,800.00	10	1.1	9
$10,620.00	3	1.2	3
	103	1.0	102

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

15. COMMITMENTS AND CONTINGENCIES

Legal Matters

Gaucho Group Holdings Inc. (Bankr. S.D. Fla.)

On November 12, 2024, the Company filed a voluntary petition, Case No. 24-21852 (the “Chapter 11 Reorganization”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).

The Company continues to operate its business as a “debtor in possession” subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, orders of the Bankruptcy Court, and applicable non-bankruptcy law. The Company has sought approval of various motions with the Bankruptcy Court that are intended to enable the Company to continue its ordinary course operations and facilitate an orderly transition of its operations into Chapter 11.

Gaucho Group Holdings Inc. v. 3i, LP et al. (D. Del.)

On February 16, 2024, the Company commenced an action in the United States District Court for the District of Delaware (the “Delaware Action”) through the filing of a complaint against 3i, LP, 3i Management LLC and Maier Joshua Tarlow (“3i Parties”) in the 2023 Note committed underlying violations of the Securities Exchange Act of 1934 and, therefore, the securities contracts entered into by the parties are void.

On April 5, 2024, the 3i Parties filed its answer to the Company’s complaint, including affirmative defenses and asserted four counterclaims against the Company; specifically, (i) breach of contract, in connection with the 2023 Note, (ii) request for preliminary injunction and permanent injunction, (iii) unjust enrichment and (iv) restitution.

On April 26, 2024, the Company responded to the 3i Parties’ counterclaims by filing a partial motion to dismiss, which seeks dismissal of the 3i Parties’ counterclaims for (i) preliminary and permanent injunction, (ii) unjust enrichment and (iii) restitution. On May 17, 2024, the Company’s motion to dismiss was fully briefed and submitted to the court. As of the date of this filing, the court has not yet rendered a decision on the Company’s motion.

On August 13, 2024, the Company moved for a temporary restraining order and preliminary injunction against the 3i Parties. The Company’s motion specifically requests that the court enjoins the 3i Parties’ attempt to conduct a public disposition of certain assets of the Company.

On October 11, 2024, the U.S. District Court for the District of Delaware held a hearing on the Company’s motion for a preliminary injunction against the 3i Parties.

On November 5, 2024, the District Court denied the Company’s motion for a preliminary injunction against the 3i Parties.

On November 7, 2024, the Company appealed the District Court’s decision to the United States Court of Appeals for the Third Circuit.

On November 13, 2024, the District Court issued an Order (i) staying all further proceedings on the counterclaims alleged by the 3i Parties against the Company, and (ii) directing the Company to advise the Court within thirty (30) days thereof if it will be seeking leave of the Bankruptcy Court to proceed with its claims against the 3i Parties.

On December 12, 2024, the District Court issued an Order directing the Company to advise the Court on or before January 31, 2025, if it will be seeking leave of the Bankruptcy Court to proceed with its claims against the 3i Parties.

On January 22, 2025, the 3i Parties moved for a Judgment on the Pleadings against the Company.

On January 27, 2025, the Company withdrew its appeal of the District Court’s decision to the United States Court of Appeals for the Third Circuit.

On February 4, 2025, the Court issued an Order setting a Status Conference for March 7, 2025.

Subject to the Chapter 11 Reorganization, the Company remains committed to litigating its claims for relief against the 3i Parties and defending itself against the 3i Parties’ counterclaims.

3i, LP et al v. Gaucho Group Holdings, Inc. et al. (E.D.N.Y.)

On October 3, 2024, the 3i Parties commenced a proceeding in the U.S. District Court for the Eastern District of New York (“Quash Proceeding”). In the Quash Proceeding, the 3i Parties seek to quash the subpoenas issued in connection with the aforementioned litigation between the Company and the 3i Parties in the U.S. District Court for the District of Delaware, and were served against certain financial institutions used by the 3i Parties.

On November 12, 2024, the Company informed the New York Court that it voluntarily commenced Chapter 11 bankruptcy proceedings in the U.S. Bankruptcy Court for the Northern District of Florida.

On November 15, 2024, the District Court stayed the Quash Proceeding pending resolution of the Chapter 11 Reorganization.

Subject to the Chapter 11 Reorganization, the Company maintains that it is entitled to the information sought by the subpoenas.

3i, LP v. Gaucho Group Holdings, Inc. et al. (Sup. Ct., NY County)

On June 7, 2024, 3i, LP (“3i”) commenced an action in the Supreme Court of the State of New York, County of New York through the filing of a complaint against the Company and its subsidiary Gaucho Group, Inc. (the “Gaucho Parties”). 3i’s complaint alleges that the Gaucho Parties are in breach of a Senior Secured Convertible Note, dated February 21, 2023, and, therefore, 3i is permitted to exercise certain rights granted to it by a certain Security and Pledge Agreement, dated February 21, 2023.

On June 14, 2024, the Company moved to dismiss or, in the alternative, stay this action. On July 7, 2024, the Company’s motion was fully briefed and submitted to the court. As of the date hereof, the New York Court has not issued an order staying this action.

Subject to the Chapter 11 Reorganization, the Company remains committed to defending itself against 3i, LP’s claims.

Disputed 3i Claim

On November 18, 2024, 3i, LP (“3i”) filed a reservation of rights statement with the United States Bankruptcy Court, claiming that the balance due in connection with the 2023 Senior Secured Convertible Note was $7,417,599. On January 21, 2025, 3i filed a Proof of Claim with the Bankruptcy Court, alleging that the balance of the 2023 Note was approximately $8.0 million. As of September 30, 2024, the Company has recorded liabilities in the aggregate amount of approximately $4.4 million in connection with the 2023 Note, representing the aggregate amount of principal, accrued interest, cash true up obligations and redemption premiums. The $8.0 million balance alleged by 3i includes additional legal fees, late charges and conversion failure charges. The validity and application of these additional charges are disputed by the Company.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3i, LP v. Gaucho Group Holdings, Inc. (Sup. Ct., NY County)

On June 19, 2024, 3i commenced an action in the Supreme Court of the State of New York, County of New York through the filing of a motion for summary judgment in lieu of a complaint against the Company (the “3i Motion for Summary Judgment”). 3i’s motion alleges that the Company is in breach of a Senior Secured Convertible Note, dated February 21, 2023.

On June 28, 2024, the Company moved to dismiss or, in the alternative, stay the 3i Motion for Summary Judgment.

On June 29, 2024, the Company submitted a letter application to the court requesting the 3i Motion for Summary Judgment be stayed indefinitely pending a final resolution of the Delaware Action.

On July 7, 2024, the New York Court entered an order indefinitely staying this action pending final resolution of the District of Delaware action.

On November 12, 2024, the Company informed the New York Court that it voluntarily commenced Chapter 11 bankruptcy proceedings in the U.S. Bankruptcy Court for the Northern District of Florida.

As of the date hereof, the New York Court has not issued an order in response to the Company’s November 12, 2024 Notice of Bankruptcy filing.

Subject to the Chapter 11 Reorganization, the Company remains committed to litigating its claims for relief against 3i and defending itself against 3i’s claims.

General Litigation Disclosure

From time to time, the Company and its subsidiaries and affiliates are subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by its insurance coverage, and even if they are, if claims against the Company and its subsidiaries are successful, they may exceed the limits of applicable insurance coverage. The Company is not involved in any litigation that is likely, individually or in the aggregate, to have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows, except as disclosed.

Port Washington Imports, LLC v. Gaucho Group Holdings, Inc. (Sup. Ct., Nassau County)

On November 26, 2024, Port Washington Imports, LLC (“Port Washington”) filed suit against the Company alleging breach of contract and seeking damages in connection with an import and distribution agreement. The Company sent Port Washington a cease and desist letter advising that as a result of the Chapter 11 Reorganization, all litigation is subject to an automatic stay.

16. LEASES

Operating Lease

On April 8, 2021, GGI entered into a lease agreement to lease a retail space in Miami, Florida for 7 years, which originally expired on May 1, 2028 (the “Miami Lease”). Lease payments begin at $26,758 per month and escalate 3% every year over the duration of the lease. The Company was granted rent abatements of 15% for the first year of the lease term, and 10% for the second and third year of the lease term. The Company was required to pay a $56,130 security deposit.

On April 25, 2024, the landlord of the retail space (the “Landlord”) filed an action seeking eviction of GGI from the retail space and on April 30, 2024, the landlord of the retail space notified the Company that the rent abatements were rescinded as the result of late payments. On September 20, 2024, pursuant to a settlement agreement between the Company and the Landlord, the Miami Lease was terminated, the security deposit was applied to past due rent, and all remaining past due rent was paid to the Landlord. The Company recorded a loss of $566,000 upon the termination of the Miami Lease, consisting of (i) $676,000 related to the write-off of leasehold improvements and (ii) $1,000 of fees incurred, net of (iii) a gain of $111,000 resulting from the derecognition of the related right of use (“ROU”) asset and lease liability.

Following the termination of Miami Lease and the closing of GGI’s retail store, GGI sells its products exclusively through its online platform.

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Total operating lease expense was $82,965 for each of the three months ended September 30, 2024 and 2023 and was $248,896 for each of the nine months ended September 30, 2024 and 2023. Lease expenses are recorded in general and administrative expenses on the accompanying condensed consolidated statements of operations. The balance of the operating ROU asset was $0 and $1,218,408 as of September 30, 2024 and December 31, 2023, respectively, and the balance of the operating lease liability was $0 and $1,328,408 as of September 30, 2024 and December 31, 2023, respectively.

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

The Company recorded an ROU asset and lease liability in the amount of $75,734 upon the commencement of the Equipment Lease. During the three and nine months ended September 30, 2024, the Company recorded depreciation expense of $5,038 in connection with the finance lease ROU asset, and recorded interest expense in the amount of $11,205 in connection with the finance lease liability.

Supplemental cash flow information related to the Company’s operating and finance leases is as follows:

	For the Nine Months Ended
	September 30,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$124,174	$149,994
Operating cash flows from finance lease	$632	$-

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance lease	$75,734	$-

Weighted Average Remaining Lease Term:
Operating leases	-	4.6
Finance lease	3.7	-

Weighted Average Discount Rate:
Operating leases	7.0%	7.0%
Finance Lease	41.5%	N/A

GAUCHO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future minimum lease commitments in connection with the Company’s finance lease are as follows:

For the period from October 1, 2024 through December 31, 2024	$9,212
For the years ended December 31,
2025	36,849
2026	36,849
2027	36,849
2028	18,208
Total future minimum lease payments	137,967
Less: imputed interest	(68,488)
Net future minimum lease payments	69,479
Less: finance lease liabilities, current portion	(9,698)
Finance lease liabilities, non-current portion	$59,781

Lease Revenue

The Company is the lessor of a building and land that it purchased in connection with the acquisition of GDS, pursuant to an operating lease which expires on August 31, 2031. At the end of the lease, the lessee may enter into a new lease or return the asset, which would be available to the Company for re-leasing. The Company recorded lease revenue of $11,560 and $29,337 during the three and nine months ended September 30, 2024 and recorded lease revenue of and $9,717 and $31,282 during the three and nine months ended September 30, 2023, respectively, related to this lease agreement.

17. SUBSEQUENT EVENTS

Loans payable

On November 4, 2024, the Company entered into a promissory note agreement with an investor, and received cash proceeds of $395,000. The note bears interest at 8% per annum and matures on May 4, 2026.

On November 12, 2024, the Company received $150,000 in proceeds upon the issuance of a convertible promissory note with one of its stockholders. The holder is entitled to principal owed on the note into AWE real estate lots at a conversion price of $100,000 per real estate lot. In addition, the holder may convert principal and interest due under the note into shares of Senior Convertible 8.5% Preferred Stock until the maturity date. The note bears interest at 8% per annum and matures on November 12, 2025.

During the period from November 29, 2024 through December 30, 2024, the Company received $141,758 in proceeds upon the issuance of a non-convertible promissory note with the Company’s President and CEO. The note bears interest at 8% per annum and matures on December 5, 2025.

On December 30, 2024, the Bankruptcy Court issued an order authorizing the Company to borrow up to $100,000 from the Argentina Strategic Opportunity Fund, LLC (“ASOF”) on an unsecured basis, with an annual interest rate of 8%. On January 21, 2025, the Company entered into a promissory note for $70,000 with ASOF, with all interest and principal due on January 21, 2027. On January 23, 2025, the Company entered into a promissory note for $30,000 with ASOF, with all interest and principal due on January 23, 2027.

On January 31, 2025, the Bankruptcy Court issued an order authorizing the Company to borrow up to $1,500,000 from ASOF in a 12-month period on an unsecured basis, with an annual interest rate of 7.5% (the “ASOF Line of Credit”). The Company is required to file monthly reconciliation reports comparing funds received and expenses paid to the budget approved by the Bankruptcy Court. Subject to authorization from the Bankruptcy Court, the unpaid principal amount of each advance under the ASOF Line of Credit is payable on demand.

Preferred Stock

During the period from October 11, 2024 through November 12, 2024, the Company issued 6,200 shares of Preferred Stock for cash proceeds of $619,907.

Chapter 11 Petition

On November 12, 2024, the Company filed a petition pursuant to Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Southern District of Florida. Subsequent to November 12, 2024. the Company will continue to operate its business as a “debtor in possession”. The Company has sought approval of various motions with the Bankruptcy Court that are intended to enable the Company to continue its ordinary course operations and facilitate an orderly transition of its operations into Chapter 11. On November 13, 2024, the Company’s shares of common stock were delisted from the Nasdaq Stock Market (“Nasdaq”) as a result of the Chapter 11 Reorganization and trading of the Company’s common stock on Nasdaq was suspended as of the opening of business on November 22, 2024. The Company’s shares of common stock are currently quoted on the over-the-counter market with the symbol “VINOQ”.

Disputed 3i Claim

On November 18, 2024, 3i, LP (“3i”) filed a reservation of rights statement with the United States Bankruptcy Court, claiming that the balance due in connection with the 2023 Senior Secured Convertible Note was $7,417,599 but did not provide a breakdown of this amount. The Company believes that the amount does not reflect previous payments and conversions in connection with the 2023 Note and the Company filed a formal objection to 3i’s claim.

On January 21, 2025, 3i filed a Proof of Claim with the Bankruptcy Court, alleging that the balance of the 2023 Note was $8,022,667.

As of September 30, 2024, the Company has recorded liabilities in the aggregate amount of $4,369,664 in connection with the 2023 Note, representing the aggregate amount of principal, accrued interest, cash true up obligations and redemption premiums. The $8,022,667 balance alleged by 3i includes additional legal fees, late charges and conversion failure charges. The validity and application of these additional charges are disputed by the Company.

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

As a result of the COVID-19 pandemic, we terminated our corporate office lease, and senior management now works remotely. GGH’s local operations are managed by professional staff with substantial hotel, hospitality and resort experience in Buenos Aires and San Rafael, Argentina.

Recent Developments and Trends

The Board of Directors of the Company approved the commencement of a private placement of shares of Senior Convertible Preferred Stock (“Preferred Shares”) at $100 per share and 8.5% promissory notes (the “Preferred Share Convertible Notes”) for aggregate proceeds of up to $7.2 million (the “Private Placement”).

Between May 1, 2024 and August 6, 2024, pursuant to the Private Placement, the Company entered into convertible promissory notes (the “Preferred Share Convertible Notes”) in the aggregate amount of $3,306,425, with a select group of investors, all of whom have a substantial pre-existing relationship with the Company. Preferred Share Convertible Notes in the aggregate amount of $1,000,000 were issued to a holder of greater than 10% of the Company’s common stock. The Preferred Share Convertible Notes bore interest at 8.5% per annum, and automatically converted into Preferred Shares at a price of $100 per share. On August 16, 2024, the Company issued 33,286 shares of Preferred Stock in connection with the conversion of $3,306,425 principal and $21,243 interest owed in connection with the Preferred Share Convertible Notes upon stockholder approval for the issuance of Preferred Shares at the Annual General Meeting of stockholders.

During August 2024, the Company issued 4,084 shares of Preferred Stock for cash proceeds of $408,400, pursuant to the Private Placement.

The Company is currently involved in litigation with the holder of a Senior Secured Convertible Note issued by the Company. Refer to Part II. Item 1, Legal Proceedings for more information.

On November 4, 2024 the Company entered into a promissory note agreement with an investor, and received cash proceeds of $395,000. The note bears interest at 8% per annum and matures on May 4, 2026.

On November 12, 2024, the Company received $150,000 in proceeds upon the issuance of a convertible promissory note with one of its stockholders. The holder is entitled to principal owed on the note into AWE real estate lots at a conversion price of $100,000 per real estate lot. In addition, the holder may convert principal and interest due under the note into shares of Senior Convertible 8.5% Preferred Stock until the maturity date. The note bears interest at 8% per annum and matures on November 12, 2025.

During the period from November 29, 2024 through December 30, 2024, the Company received $141,758 in proceeds upon the issuance of a non-convertible promissory note with the Company’s President and CEO. The note bears interest at 8% per annum and matures on December 5, 2025.

During the period from October 11, 2024 through November 12, 2024, the Company issued 6,200 shares of Preferred Stock for cash proceeds of $619,907.

Chapter 11 Petition

On November 12, 2024, the Company filed a petition pursuant to Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Southern District of Florida. Subsequent to November 12, 2024. the Company will continue to operate its business as a “debtor in possession”. The Company has sought approval of various motions with the Bankruptcy Court that are intended to enable the Company to continue its ordinary course operations and facilitate an orderly transition of its operations into Chapter 11. On November 13, 2024, the Company’s shares of common stock were delisted from the Nasdaq Stock Market (“Nasdaq”) as a result of the Chapter 11 Reorganization and trading of the Company’s common stock on Nasdaq was suspended as of the opening of business on November 22, 2024. The Company’s shares of common stock are currently quoted on the over-the-counter market with the symbol “VINOQ”.

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

Consolidated Results of Operations

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

Overview

We reported a net loss of approximately $3.2 million and $2.3 million for the three months ended September 30, 2024 and 2023, respectively.

Revenues

Revenues from operations were approximately $423,000 and $464,000 during the three months ended September 30, 2024 and 2023, respectively, reflecting a decrease of approximately $41,000 or 9%. Hotel and restaurant revenues decreased by approximately $69,000 and clothing and other sale revenues decreased by an aggregate of approximately $46,000, since inflationary price increases for these Argentine revenue streams were offset by the devaluation of the peso during the period. These revenue decreases were partially offset by an increase of approximately $74,000 in wine revenues as the result of new wine distribution channels and the launch of new wine products during 2024.

Gross profit

We generated a gross profit of approximately $69,000 for the three months ended September 30, 2024 compared to a gross profit of approximately $143,000 for the three months ended September 30, 2023, representing a decrease in gross profit of approximately $74,000. Approximately $41,000 of decreases in gross profit from clothing sales resulted from the decrease in related revenues as well as approximately $6,000 charged to cost of sales related for a provision for slow moving inventory. Gross profit from hotel and restaurant sales decreased by approximately $74,000 resulting from the decrease in revenues and the high percentage of fixed costs related to these revenues. These decreases in gross profit were partially offset by increases in gross profit related to wine revenues and wine cost savings resulting from bottling efficiencies.

Selling and marketing expenses

Selling and marketing expenses were approximately $5,000 and $205,000 for the three months ended September 30, 2024 and 2023, respectively, representing a decrease of approximately $200,000 or 98%, which consisted primarily of approximately $126,000 decrease in marketing expense resulting from fewer investor events during the three months ended September 30, 2024 as compared to same period of the previous year, as well as a decrease of approximately $74,000 in advertising and marketing expenses related to fashion and accessories sold through our subsidiary Gaucho Group, Inc. (“GGI”).

General and administrative expenses

General and administrative expenses were approximately $2,274,000 and $1,267,000 for the three months ended September 30, 2024 and 2023, respectively, representing an increase of approximately $1,007,000 or 79%. Increases in general and administrative expense included (i) approximately $539,000 in legal fees in connection with litigation with the holder of a convertible note, (ii) approximately $244,000 in expected credit losses associated with mortgages receivable and receivables in connection with expense sharing agreements with related entities, (iii) approximately $100,000 in bonuses expense, and (iv) approximately $70,000 professional and consulting fees, as well as aggregated net increases in other expenses that are not individually material.

Depreciation and amortization expense

Depreciation and amortization expense included in operating expenses was approximately $106,000 and $114,000 during the three months ended September 30, 2024 and 2023, respectively.

Loss on termination of lease

During the three months ended September 30, 2024, we recorded a loss of approximately $566,000 upon the termination of the lease of property in Miami, Florida, consisting of approximately (i) $676,000 related to the write-off of leasehold improvements and (ii) $1,000 of fees incurred, net of (iii) a gain of $111,000 resulting from the derecognition of the related right of use (“ROU”) asset and lease liability in expenses due to early termination of an operating lease on September 30, 2024. There were no similar losses during the three months ended September 30, 2023.

Interest income

Interest income was approximately $2,000 and $53,000 during the three months ended September 30, 2024 and 2023, respectively, representing a decrease of $51,000 or 96%. During the three months ended September 30, 2024, the Company did not recognize interest earned on past due mortgage receivable balances, since collectability is uncertain.

Interest expense

Interest expense was approximately $210,000 and $1,157,000 during the three months ended September 30, 2024 and 2023, respectively, representing a decrease of approximately $947,000 or 82%. The decrease consisted primarily of a decrease of approximately $1,002,000 in amortization of debt discount related to discount on convertible debt that was fully amortized during the first quarter of 2024, partially offset by an increase in interest expenses resulting from an increase in the average principal balance outstanding on notes payable during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Other income, related party

Other income was $0 and $212,000 during the three months ended September 30, 2024 and 2023, respectively. Other income during the three months ended September 30, 2023 represented management fees from LVH. LVH suspended operations on September 27, 2023; accordingly, no management fees were earned during the three months ended September 30, 2024.

Gains from foreign currency remeasurement

The Company recorded net gains from foreign currency remeasurement of approximately $32,000 and $132,000 during the three months ended September 30, 2024 and 2023, respectively, representing a decrease of approximately $100,000 or 76%, due to the fluctuation in the Argentine peso to United States dollar exchange rates.

Change in fair value of derivative liability

The Company recorded expense in connection with the change in fair value of derivative liability of approximately $76,000 and $96,000 during the three months ended September 30, 2024 and 2023, respectively. The change in fair value of derivative liability is associated with the derivative liability arising from the default terms in connection with outstanding principal on the 2023 Senior Secured Convertible Note (the “2023 Note”). The decrease in the change in the fair value of the derivative liability results primarily from the reduction in the principal balance outstanding due to the conversion of principal and interest to equity since September 30, 2023.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Overview

We reported a net loss of approximately $8.6 million and $10.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Revenues

Revenues from operations were approximately $1,437,000 and $1,623,000 during the nine months ended September 30, 2024 and 2023, respectively, reflecting a decrease of approximately $186,000 or 11%. Hotel, restaurant and agricultural sale revenues decreased by an aggregate of approximately $193,000, since inflationary price increases for these Argentine revenue streams were offset by the devaluation of the peso during the period. Lot sale revenues decreased by approximately $51,000 and clothing and other revenues decreased by approximately $71,000 during the period. These revenue decreases were partially offset by an increase of approximately $130,000 in wine revenues as the result of new wine distribution channels and the launch of new wine products during 2024.

Gross profit

We generated a gross profit of approximately $265,000 for the nine months ended September 30, 2024 and a gross profit of approximately $340,000 for the nine months ended September 30, 2023, representing a decrease in gross profit of approximately $75,000. Increased gross losses of approximately $155,000 in connection with clothing sales as the result of provisions for slow-moving inventory were offset by improvements in gross profit in connection with wine revenues as the result of increases in wine revenues, as described above.

Selling and marketing expenses

Selling and marketing expenses were approximately $228,000 and $653,000 for the nine months ended September 30, 2024 and 2023, respectively, representing a decrease of approximately $425,000 or 65%, which consisted primarily of a $327,000 decrease in investor relation expenses as the result of the Company’s efforts to reduce expenses and conserve cash during the period, as well as a decrease of approximately $98,000 in advertising and marketing expenses.

General and administrative expenses

General and administrative expenses were approximately $6,694,000 and $4,735,000 for the nine months ended September 30, 2024 and 2023, respectively, representing an increase of approximately $1,959,000 or 41%. Increases in general and administrative expenses included an increase of approximately $923,000 in legal fees resulting primarily from the litigation with the holder of a convertible note, an increase of approximately $397,000 in other professional and consulting fees, approximately $520,000 of less gains on transactions denominated in a foreign currency, approximately $364,000 in expected credit losses in connection with our mortgages receivable and receivables associated with a expense sharing agreements with related entities, and approximately $123,000 of previously abated rent expense on the GGI lease charged by the landlord during the period as the result of a late rent payment. These increases were partially offset by a decrease of approximately $154,000 related to Board of Directors’ compensation and a decrease of approximately $102,000 related to severance payments paid to AWE employees during the first quarter of 2023, as well as other aggregated net expense decreases that are not individually material.

Depreciation and amortization expense

Depreciation and amortization expense included in operating expenses was approximately $331,000 and $328,000 during the nine months ended September 30, 2024 and 2023, respectively.

Loss on termination of lease

During the nine months ended September 30, 2024, we recorded a loss of approximately $566,000 upon the termination of the Miami Lease, consisting of approximately (i) $676,000 related to the write-off of leasehold improvements and (ii) $1,000 of fees incurred, net of (iii) a gain of $111,000 resulting from the derecognition of the related right of use (“ROU”) asset and lease liability in expenses due to early termination of an operating lease on September 30, 2024. There were no similar losses during the nine months ended September 30, 2023.

Interest income

Interest income was approximately $17,000 and $168,000 during the nine months ended September 30, 2024 and 2023, respectively, representing a decrease of $151,000 or 90%. During the nine months ended September 30, 2024, the Company did not recognize interest earned on past due mortgage receivable balances.

Interest expense

Interest expense was approximately $794,000 and $2,824,000 during the nine months ended September 30, 2024 and 2023, respectively, representing a decrease of approximately $2,031,000 or 72%. The decrease consisted of a decrease of approximately $1,762,000 in amortization of debt discount, since the discount on the Company’s convertible debt was fully amortized during the first quarter of 2024, and a decrease of approximately $309,000 in interest expense incurred at stated rates, resulting from a decrease in the average principal balance outstanding on convertible notes during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Other income, related party

Other income was approximately $0 and $362,222 during the nine months ended September 30, 2024 and 2023, respectively. Other income during the nine months ended September 30, 2023 represented management fees from LVH. LVH suspended operations on September 27, 2023; accordingly, no management fees were earned during the nine months ended September 30, 2024.

Loss on extinguishment of debt

There was no loss on extinguishment of debt for the nine months ended September 30, 2024. Loss on extinguishment of debt for the nine months ended September 30, 2023 in the aggregate amount of $416,000 was comprised of (i) premium paid on the conversion of GGH Notes of approximately $112,000, (ii) premium paid on the cash redemption of GGH Notes of approximately $124,000, (iii) premium paid on the 2023 Senior Secured Convertible Note (the “2023 Note”) for cash redemption of principal in the amount of approximately $32,000; (iv) premium in the amount of approximately $13,000 paid on the conversion an aggregate of $87,179 of principal and interest owed on the 2023 Note, and (iv) the fair value of approximately $135,000 in warrants issued in the exchange agreement for the GGH Notes.

Gains from foreign currency remeasurement

The Company recorded net gains from foreign currency remeasurement of approximately $66,000 and $347,000 during the nine months ended September 30, 2024 and 2023, respectively, representing a decrease of approximately $281,000 or 81%, due to the fluctuation in the Argentine peso to United States dollar exchange rates.

Change in fair value of derivative liability

The Company recorded a change in fair value of derivative liability of approximately $231,000 and $2,237,000 during the nine months ended September 30, 2024 and 2023, respectively. The change in fair value of derivative liability is associated with the derivative liability arising from the default terms in connection with outstanding principal on the 2023 Note During the nine months ended September 30, 2023, the Company recorded change in the fair value of the derivative liability based upon all principal and interest outstanding as of the June 2023 the event of default. During the nine months ended September 30, 2024, the change in the fair value of the derivative liability is in connection with additional interest accrued during the period.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	September 30,	December 31,
	2024	2023
Cash	$213,000	$428,000
Working capital deficiency	$5,000,000	$5,363,000
Debt outstanding, gross principal amount	$2,931,000	$1,874,000
Cash true up obligations	$1,485,000	$1,485,000
Lot sale obligations (gross principal amount, refundable upon rescission)	$452,000	$525,000

Cash requirements for our current liabilities include approximately $4,603,000 for accounts payable and accrued expenses (including cash true up obligations in connection with convertible debt in the amount of $1,485,000), approximately $1,336,000 for loans payable, approximately $452,000 for lot sale obligations, approximately $37,000 for future payments under a finance lease (including interest portion), and approximately $88,000 for other current liabilities. Further, our convertible debt under the 2023 Note matured on February 21, 2024 and we have subsequently received event of default notices demanding immediate payment of all balances owed in connection with the 2023 Note (unless converted at the option of the investor prior to payment), including principal, accrued interest, accrued cash true up obligations and redemption premiums in the aggregate equal to a minimum of approximately $3.7 million. Cash requirements for our long-term liabilities include approximately $101,000 future payments under a finance lease (including interest portion), and approximately $30,000 for accrued expenses.

During the nine months ended September 30, 2024, we financed a portion of our activities from proceeds derived from equity financings. A significant portion of the funds have been used to cover working capital needs and costs related to the infrastructure of our real estate lots.

Net cash used in operating activities for the nine months ended September 30, 2024 and 2023 amounted to approximately $6,865,000 and $4,984,000, respectively. During the nine months ended September 30, 2024, the net cash used in operating activities was primarily attributable to the net loss of approximately $8,497,000, adjusted for approximately $2,796,000 of net non-cash expenses, and approximately $1,164,000 of cash used to fund changes in the levels of operating assets and liabilities. During the nine months ended September 30, 2023, the net cash used in operating activities was primarily attributable to the net loss of approximately $9,976,000 adjusted for approximately $5,712,000 of net non-cash expenses, and approximately $720,000 of cash used to fund changes in the levels of operating assets and liabilities.

Cash provided by (used in) investing activities for the nine months ended September 30, 2024 and 2023 amounted to approximately $57,000 and ($630,000), respectively, resulting from approximately $111,000 and $580,000, respectively, of cash used for the purchase of property and equipment, $0 and $50,000, respectively, of cash used for the purchase of an intangible asset, offset during the nine months ended September 30, 2024 by approximately $188,000 cash received upon the sale of land.

Net cash provided by financing activities for the nine months ended September 30, 2024 and 2023 amounted to approximately $6,493,000 and $5,529,000 respectively. For the nine months ended September 30, 2024, the net cash provided by financing activities resulted from approximately $3,300,000 of proceeds from the issuance of convertible debt, $1,833,000 in proceeds from the issuance of common stock, $1,120,000 proceeds from loans payable, and $408,000 in proceeds from preferred stock issued for cash, partially offset by approximately $88,000 in repayment of loans payable, $73,000 from the partial refund of a lot sale obligation, and $5,000 legal fees incurred in connection with the conversion of debt for Series B convertible redeemable preferred stock. For the nine months ended September 30, 2023, the net cash provided by financing activities resulted primarily from approximately $4,678,000 in net proceeds from the issuance of debt, $996,000 in proceeds from the issuance of common stock in a private placement, approximately $776,000 in proceeds from the issuance of stock under the New ELOC and $185,000 in proceeds from the issuance of a note payable, partially offset by the repayment of convertible debt obligations and related redemption premiums in the approximate amount of $1,019,000, and repayment of loans payable of approximately $87,000.

As of September 30, 2024, the Company had cash and a working capital deficit of approximately $213,000 and $5,000,000, respectively. During the nine months ended September 30, 2024 and 2023, the Company incurred net losses of approximately $8.5 million and $10.0 million, respectively, and used cash in operating activities of approximately $6.9 million and $5.0 million, respectively. Further, as of September 30, 2024, approximately $3.6 million owed in connection with the Company’s convertible debt (including principal, interest, redemption premiums and cash true up obligations) is past due and payable upon demand, and approximately $1.4 million represents the current portion of the Company’s loans payable which are payable on demand or for which payments are due within twelve months after September 30, 2024.

On November 4, 2024 the Company received cash proceeds of $395,000 in connection with a promissory note.

On November 12, 2024, the Company received $150,000 in proceeds upon the issuance of a convertible promissory note with one of its stockholders.

During the period from November 29, 2024 through December 30, 2024, the Company received $141,758 in proceeds upon the issuance of a non-convertible promissory note with the Company’s President and CEO.

Between October 11, 2024 through November 12, 2024, the Company received cash proceeds of $616,907 upon the sale of preferred stock.

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

Availability of Additional Funds

As a result of our financings, we have been able to sustain operations. However, we will need to raise additional capital to extinguish debt, fund infrastructure development at Algodon Wine Estates, and for general working capital. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2024, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, resulting from ineffective controls over information technology general controls for information systems that are relevant to the preparation of our financial statements with respect to user provisioning and deprovisioning and cybersecurity, a lack of segregation of duties due to our small size, and lack of testing of the operating effectiveness of the controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 25, 2024, Design District Development Partners, LLC, the landlord of the Company’s retail space in the Miami Design District, filed a lawsuit against the Company for eviction alleging non-payment of rent. On September 20, 2024, the parties entered into a settlement agreement for back rent and termination of the lease effective September 30, 2024.

The following disclosure provides an overview of the material developments to the disclosure provided Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q, as filed on August 14, 2024.

Gaucho Group Holdings Inc. (Bankr. S.D. Fla.)

On November 12, 2024, the Company filed a voluntary petition, Case No. 24-21852 (the “Chapter 11 Reorganization”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).

The Company continues to operate its business as a “debtor in possession” subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, orders of the Bankruptcy Court, and applicable non-bankruptcy law. The Company has sought approval of various motions with the Bankruptcy Court that are intended to enable the Company to continue its ordinary course operations and facilitate an orderly transition of its operations into Chapter 11. The Company continues to operate as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On January 21, 2025, 3i filed a Proof of Claim with the Bankruptcy Court, alleging that the balance of the 2023 Note was $8,022,667.19.

Gaucho Group Holdings Inc. v. 3i, LP et al. (D. Del.)

On October 11, 2024, the U.S. District Court for the District of Delaware held a hearing on the Company’s motion for a preliminary injunction against 3i, LP, 3i Management LLC and Maier Joshua Tarlow (“3i Parties”).

On November 5, 2024, the District Court denied the Company’s motion for a preliminary injunction against the 3i Parties.

On November 7, 2024, the Company appealed the District Court’s decision to the United States Court of Appeals for the Third Circuit.

On November 13, 2024, the District Court issued an Order (i) staying all further proceedings on the counterclaims alleged by the 3i Parties against the Company, and (ii) directing the Company to advise the Court within thirty (30) days thereof if it will be seeking leave of the Bankruptcy Court to proceed with its claims against the 3i Parties.

On December 12, 2024, the District Court issued an Order directing the Company to advise the Court on or before January 31, 2025, if it will be seeking leave of the Bankruptcy Court to proceed with its claims against the 3i Parties.

On January 22, 2025, the 3i Parties moved for a Judgment on the Pleadings against the Company.

On January 27, 2025, the Company withdrew its appeal of the District Court’s decision to the United States Court of Appeals for the Third Circuit.

On February 4, 2025, the Court issued an Order setting a Status Conference for March 7, 2025.

Subject to the Chapter 11 Reorganization, the Company remains committed to litigating its claims for relief against the 3i Parties and defending itself against the 3i Parties’ counterclaims.

3i, LP et al v. Gaucho Group Holdings, Inc. et al. (E.D.N.Y.)

On October 3, 2024, the 3i Parties commenced a proceeding in the U.S. District Court for the Eastern District of New York (“Quash Proceeding”). In the Quash Proceeding, the 3i Parties seek to quash the subpoenas issued in connection with the aforementioned litigation between the Company and the 3i Parties in the U.S. District Court for the District of Delaware, and were served against certain financial institutions used by the 3i Parties—Metropolitan Commercial Bank, Clear Street LLC and TradeUP Securities, Inc.

On November 12, 2024, the Company informed the New York Court that it voluntarily commenced Chapter 11 bankruptcy proceedings in the U.S. Bankruptcy Court for the Northern District of Florida.

On November 15, 2024, the District Court stayed the Quash Proceeding pending resolution of the Chapter 11 Reorganization.

Subject to the Chapter 11 Reorganization, the Company maintains that it is entitled to the information sought by the subpoenas.

3i, LP v. Gaucho Group Holdings, Inc. (Sup. Ct., NY County)

On July 7, 2024, the New York Court entered an order indefinitely staying this action pending final resolution of the District of Delaware action.

On November 12, 2024, the Company informed the New York Court that it voluntarily commenced Chapter 11 bankruptcy proceedings in the U.S. Bankruptcy Court for the Northern District of Florida.

As of the date hereof, the New York Court has not issued an order in response to the Company’s November 12, 2024 Notice of Bankruptcy filing.

Subject to the Chapter 11 Reorganization, the Company remains committed to litigating its claims for relief against 3i and defending itself against 3i LP’s claims.

On November 26, 2024, Port Washington Imports, LLC (“Port Washington”) filed suit against the Company alleging breach of contract and seeking damages in connection with an import and distribution agreement. The Company sent Port Washington a cease and desist letter advising that as a result of the Chapter 11 Reorganization, all litigation is subject to an automatic stay.

Disputed 3i Claim

On November 18, 2024, 3i, LP (“3i”) filed a reservation of rights statement with the United States Bankruptcy Court, claiming that the balance due in connection with the 2023 Senior Secured Convertible Note was $7,417,599. On January 21, 2025, 3i filed a Proof of Claim with the Bankruptcy Court, alleging that the balance of the 2023 Note was approximately $8.0 million. As of September 30, 2024, the Company has recorded liabilities in the aggregate amount of approximately $4.4 million in connection with the 2023 Note, representing the aggregate amount of principal, accrued interest, cash true up obligations and redemption premiums. The $8.0 million balance alleged by 3i includes additional legal fees, late charges and conversion failure charges. The validity and application of these additional charges are disputed by the Company.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in Item 1A of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2024, our subsequent Quarterly Reports and below.

Cautionary Statements Regarding Trading in the Company’s Securities

The Company’s securityholders are cautioned that trading in the common stock during the pendency of the Chapter 11 Reorganization is highly speculative and poses substantial risk. Trading prices for the common stock may bear little or no relationship to the actual recovery, if any, by holders thereof in the Chapter 11 Reorganization. Accordingly, the Company urges extreme caution with respect to existing and future investments in its common stock.

Risk Factors Relating to the Chapter 11 Reorganization

The Chapter 11 Reorganization may have a material adverse impact on our business, financial condition, results of operations and cash flows. In addition, the consummation of a plan of reorganization will result in the cancellation and discharge of our equity securities, including our common stock.

The Chapter 11 Reorganization could have a material adverse effect on our business, financial condition, results of operations and cash flows. During the pendency of the Chapter 11 Reorganization, our management may be required to spend a significant amount of time and effort dealing with restructuring matters rather than focusing exclusively on our business operations. Bankruptcy Court protection and operating as debtors-in-possession also may make it more difficult to retain management and the key personnel necessary to the success of our business. In addition, during the pendency of the Chapter 11 Reorganization, our customers may lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships, renegotiate the terms of our agreements, terminate their relationships with us or require financial assurances from us. Customers may lose confidence in our ability to provide them the level of service they expect, resulting in a significant decline in our revenues, profitability and cash flow.

Other significant risks include or relate to the following:

●	the effects of the filing of the Chapter 11 Reorganization on our business and the interests of various constituents, including our stockholders;

●	Bankruptcy Court rulings in the Chapter 11 Reorganization, including with respect to our motions and third-party motions, as well as the outcome of other pending litigation;

●	our ability to operate within the restrictions and the liquidity limitations of the DIP Credit Agreement and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 Reorganization;

●	our ability to maintain strategic control as debtors-in-possession during the pendency of the Chapter 11 Reorganization;

●	the length of time that we will operate with Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Reorganization;

●	increased advisory costs during the pendency of the Chapter 11 Reorganization;

●	the risks associated with restrictions on our ability to pursue some of our business strategies during the pendency of the Chapter 11 Reorganization;

●	our ability to satisfy the conditions precedent to consummation of a plan of reorganization;

●	the potential adverse effects of the Chapter 11 Reorganization on our business, cash flows, liquidity, financial condition and results of operations;

●	the ultimate outcome of the Chapter 11 Reorganization in general;

●	the cancellation of our existing equity securities, including our outstanding shares of common stock and preferred stock, in the Chapter 11 Reorganization;

●	the potential material adverse effects of claims that are not discharged in the Chapter 11 Reorganization;

●	uncertainties regarding the reactions of our customers, prospective customers and service providers to the Chapter 11 Reorganization;

●	uncertainties regarding our ability to retain and motivate key personnel; and

●	uncertainties and continuing risks associated with our ability to achieve our stated goals and continue as a going concern.

Further, under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events, to take advantage of certain opportunities or adapt to changing market or industry conditions. Because of the risks and uncertainties associated with the Chapter 11 Reorganization, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Reorganization may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we provide any assurance as to our ability to continue as a going concern.

As a result of the Chapter 11 Reorganization, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements.

Delays in the Chapter 11 Reorganization may increase the risk of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

There can be no assurance that a plan of reorganization will become effective in accordance with its terms on the timeline we anticipate, or at all. Prolonged Chapter 11 proceedings could adversely affect our relationships with customers and employees, among other parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity and results of operations and our ability to continue as a going concern. A weakening of our financial condition, liquidity and results of operations could adversely affect our ability to implement a plan of reorganization (or any other Chapter 11 plan). If we are unable to consummate a plan of reorganization, we may be forced to liquidate our assets.

We are subject to the risks and uncertainties associated with our exclusive right to file a plan of reorganization.

At the outset of the Chapter 11 Reorganization, the Bankruptcy Code provides debtors-in-possession the exclusive right to file and solicit acceptance of a plan of reorganization for the first 120 days of the bankruptcy case, subject to extension at the discretion of the court. All other parties are prohibited from filing or soliciting a plan of reorganization during this period. If the Bankruptcy Court terminates that right or the exclusivity period expires, there could be a material adverse effect on our ability to achieve confirmation of a plan in order to achieve our stated goals. The possible decision of creditors and/or other third parties, whose interest may be inconsistent with our own, to file alternative plans of reorganization could further protract the Chapter 11 Reorganization, leading us to continue to incur significant professional fees and costs. Because of these risks and uncertainties associated with the termination or expiration of our exclusivity rights, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Reorganization may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 Reorganization may have on our corporate or capital structure.

Adverse publicity in connection with the Chapter 11 Reorganization or otherwise could negatively affect our businesses.

Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Chapter 11 Reorganization, may negatively impact our efforts to establish and promote a positive image after emergence from the Chapter 11 Reorganization.

Risks of trading in an over-the-counter market.

As of November 22, 2024, our common stock has been quoted on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc. under the symbol “VINOQ.” Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, due to factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained. In addition to those factors, the market for the outstanding shares of our common stock has been adversely affected Chapter 11 Reorganization.

We can provide no assurance that our common stock will continue to trade on the OTC Pink Marketplace, whether broker-dealers will continue to provide public quotes of our common stock on that market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue to be provided on that market in the future.

A plan of reorganization may not become effective.

Even if a plan of reorganization is confirmed by the Bankruptcy Court, it may not become effective because it is subject to the satisfaction of certain conditions precedent. There can be no assurance that such conditions will be satisfied and, therefore, that a plan of reorganization will become effective and that the Company will emerge from the Chapter 11 Reorganization as contemplated by a plan of reorganization. If the effective date of a plan of reorganization is delayed, the Company may not have sufficient cash available to operate their businesses. In that case, the Company may need new or additional post-petition financing, which may increase the cost of consummating a plan of reorganization. There can be no assurance of the terms on which such financing may be available or if such financing will be available. If the transactions contemplated by a plan of reorganization are not completed, it may become necessary to amend the plan. The terms of any such amendment are uncertain and could result in material additional expense and result in material delays to the Chapter 11 Reorganization.

Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals.

Even if a Chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as changes in economic conditions, changes in our industry, changes in demand for our services and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the transactions under a Chapter 11 plan of reorganization will close. As a result of these and other risks, we cannot guarantee that a Chapter 11 plan of reorganization will achieve our stated goals. Furthermore, even if our debts are reduced or discharged through a plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Reorganization. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms. As a result, a plan of reorganization may not become effective and, thus, we cannot assure you of our ability to continue as a going concern.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund our ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Reorganization and expect that we will continue to incur significant professional fees and other costs throughout the Chapter 11 Reorganization. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Reorganization. We also cannot assure you that additional financing will be sufficient, that we will be able to secure additional interim financing or adequate exit financing sufficient to meet our liquidity needs (or if sufficient funds are available, that they will be offered to us on acceptable terms).

Our liquidity, including our ability to meet our ongoing operational obligations, depends on, among other things: (1) our ability to comply with the terms and conditions of any order governing the use of cash collateral that may be entered by the Bankruptcy Court in connection with the Chapter 11 Reorganization, (2) our ability to maintain adequate cash on hand, (3) our ability to generate cash flow from operations, (4) our ability to consummate a plan of reorganization or other alternative restructuring transaction, and (4) the cost, duration and outcome of the Chapter 11 Reorganization.

The unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended September 30, 2020 contain disclosures that express substantial doubt about our ability to continue as a going concern.

The unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended September 30, 2024 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business and does not include any adjustments that might result from uncertainty about our ability to continue as a going concern. Such assumption may not be justified. The inclusion of disclosures that express substantial doubt about our ability to continue as a going concern may negatively impact the trading price of our common and preferred stock and have an adverse impact on our relationships with third parties with whom we do business, including our customers, subcontractors, suppliers and employees, and could have a material adverse impact on our business, financial condition, results of operations and cash flows.

As a result of the Chapter 11 Reorganization, our historical financial information may not be indicative of our future performance, which may be volatile.

During the Chapter 11 Reorganization, we expect our financial results to continue to be volatile as restructuring activities and expenses impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Reorganization. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. We also will be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our historical consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends.

The Chapter 11 Reorganization limits the flexibility of our management team in running our business.

While we operate our businesses as debtor-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court, and in some cases certain lenders, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the various creditors’ committees and other parties-in-interest and one or more hearings. The creditors’ committees and other parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

We may experience employee attrition as a result of the Chapter 11 Reorganization.

As a result of the Chapter 11 Reorganization, we have experienced, and may continue to experience, employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Reorganization is limited by certain restrictions on the implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our business strategies and implement operational initiatives, which may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Common Stock Pursuant to Anti-Dilution Rights

On November 27, 2023, the Company commenced a private placement of shares of common stock for gross proceeds of up to $4,000,000 at a price per share which equals the Nasdaq Rule 5653(d) Minimum Price definition, but in no event at a price per share lower than $6.00) (the “Private Placement”). The Private Placement closed on April 11, 2024.

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

On August 19, 2024, the Company issued a total of 13,352 shares of common stock in connection with the anti-dilution provisions of the Private Placement as approved by the Company’s stockholders on February 29, 2024.

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

Issuance of Common Stock to Advisor

On August 15, 2024, the Company issued a total of 12,500 shares of common stock upon the vesting of restricted stock units at a price per share of $5.75 to an advisor in connection with services provided to the Company.

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

At the 2024 AGM, the Company obtained the requisite stockholder approval, and the Notes comprised of $3,306,425 and $21,243 in interest were automatically converted into an aggregate of 33,286 Preferred Shares based on a conversion price of $100 per Preferred Share.

Between August 19, 2024 and September 25, 2024, the Company received gross proceeds of $408,400 and issued a total of 4,084 shares of Senior Preferred Convertible Stock.

For these sales of securities in the Preferred Private Placement, no general solicitation was used, the Notes and Preferred Shares were only offered to a small select group of accredited investors, all of whom have a substantial pre-existing relationship with the Company, and no commissions were paid. The Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering. A Form D will be filed with the SEC shortly after the filing of this Quarterly Report.

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

2023 Loan

On January 9, 2023, the Company received $185,000 in proceeds upon the issuance of a one-year, non-convertible promissory note with a January 9, 2024 maturity date. The note bears interest at a rate of 8% per annum. On February 22, 2024, the Company repaid principal and interest on the 2023 Loan in the amount of $83,540 and $16,460, respectively. The Company is currently in default on the 2023 Loan, and the loan is payable upon demand. As of September 30, 2024, the Company is renegotiating the payment terms on the 2023 Loan.

2024 Loan

On September 5, 2024, the Company received $100,000 in proceeds upon the issuance of a one-year, non-convertible promissory note (the “2024 Loan”). The 2024 Loan bears interest at a rate of 8% per annum and matured on October 15, 2024. The Company is currently in default on the 2024 Loan is renegotiating payment terms with the holder.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

Senior Preferred Convertible Shares

Between October 1, 2024 and November 12, 2024, the Company sold 6,200 shares of Senior Preferred Convertible Stock at a price per share of $100, in the total amount of $619,907 to investors who have a substantial pre-existing relationship with the Company. Please see Item 2 for more information.

Nasdaq Notice

As reported on our Current Report on Form 8-K as filed with the SEC on August 22, 2024, on August 20, 2024, the Company received an email notification from the Listing Qualifications Department of the Nasdaq Stock Market (the “Staff”) that as of June 30, 2024, the Company did not meet the required continued listing equity standard of stockholder equity of at least $2.5 million pursuant to Nasdaq Rule 5550(b)(1), as set forth on the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 as filed with the SEC on August 14, 2024.

As of August 16, 2024, the Company was in compliance with Rule 5550(b)(1), based on the conversion of promissory notes on August 16, 2024 into shares of Senior Preferred Convertible Stock as detailed in our Current Report on Form 8-K, filed with the SEC on August 21, 2024.

On November 13, 2024, the Company received a letter from the Staff that it has determined that the Company’s shares of common stock will be delisted from the Nasdaq Stock Market (“Nasdaq”) in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1 as a result of the Chapter 11 Reorganization. Trading of the Company’s common stock will be suspended at the opening of business on November 22, 2024 and a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on Nasdaq. The Staff’s determination was based on the filing of the Chapter 11 Reorganization and public concerns raised by the filing; concerns regarding the residual equity interest of the stockholders holding the existing listed common stock; and concerns about the Company’s ability to sustain compliance with all requirements for continued listing on Nasdaq. The letter also indicates that the Company may appeal Nasdaq’s determination pursuant to procedures set forth in Nasdaq Listing Rule 5800 Series. The Company did not appeal this determination.

At the opening of business on November 22, 2024, trading of the Company’s common stock on Nasdaq was suspended. The Company’s shares of common stock are currently quoted on the over-the-counter market with the symbol “VINOQ”.

Loans

The Company entered into the following 12-month non-convertible promissory notes with one of its stockholders holding in excess of 10% of the Company’s common stock as follows: (i) August 16, 2024 in the amount of $21,243; (ii) September 9, 2024 in the amount of $500,000; and (iii) September 30, 2024 in the amount of $100,000.

On November 4, 2024 the Company received $395,000 in proceeds upon the issuance of a non-convertible promissory note with one of its stockholders. The note bears interest at 8% per annum and matures on May 4, 2026.

On November 12, 2024, the Company received $150,000 in proceeds upon the issuance of a convertible promissory note with one of its stockholders. The holder is entitled to principal owed on the note into AWE real estate lots at a conversion price of $100,000 per real estate lot. In addition, the holder may convert principal and interest due under the note into shares of Senior Convertible 8.5% Preferred Stock until the maturity date. The note bears interest at 8% per annum and matures on November 12, 2025.

During the period from November 29, 2024 through December 30, 2024, the Company received $141,758 in proceeds upon the issuance of a non-convertible promissory note with the Company’s President and CEO. The note bears interest at 8% per annum and matures on December 5, 2025.

On December 30, 2024, the Bankruptcy Court issued an order authorizing the Company to borrow up to $100,000 from the Argentina Strategic Opportunity Fund, LLC (“ASOF”) on an unsecured basis, with an annual interest rate of 8%. On January 21, 2025, the Company entered into a promissory note for $70,000 with ASOF, with all interest and principal due on January 21, 2027. On January 23, 2025, the Company entered into a promissory note for $30,000 with ASOF, with all interest and principal due on January 23, 2027.

On January 31, 2025, the Bankruptcy Court issued an order authorizing the Company to borrow up to $1,500,000 from ASOF in a 12-month period on an unsecured basis, with an annual interest rate of 7.5% (the “ASOF Line of Credit”). The Company is required to file monthly reconciliation reports comparing funds received and expenses paid to the budget approved by the Bankruptcy Court. Subject to authorization from the Bankruptcy Court, the unpaid principal amount of each advance under the ASOF Line of Credit is payable on demand.

Lease

On September 30, 2024, the Company terminated its lease for the retail space located at 112 N.E. 41st Street, Suite 106, in Miami, Florida to sell its Gaucho – Buenos Aires™ products. The Company has shifted its retail operations online.

Company Headquarters

As a result of the lease termination, the Company’s headquarters are now located at 1111 Lincoln Road, Suite 500, Miami Beach, Florida 33139.

Rule 10b5-1 Trading Arrangements

During the Company’s third quarter of 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
1.1	Underwriting Agreement, dated February 16, 2021 (4)
1.2	Warrant Agreement, including the form of Warrant, made as of February 19, 2021, between the Company and Continental. (5)
3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State effective May 1, 2024(19)
3.2	Certificate of Designation of Senior Convertible Preferred Stock, dated May 21, 2024.(20)
3.3	Amended and Restated Bylaws (1)
3.4	Amendment to the Company’s Amended and Restated Bylaws as approved on July 8, 2019 (3)
4.1	2018 Equity Incentive Plan. (2)
4.2	Amendment to the Company’s 2018 Equity Incentive Plan (21)
4.5	Underwriters’ Warrant (4)
4.6	Form of Warrant (10)
4.7	Form Warrant (13)
4.8	Form Warrant (13)
4.9	Form Warrant (17)
4.10	Form Warrant (18)
10.1	Employment Agreement by and between the Company and Scott L. Mathis dated September 28, 2015(16)
10.2	Retention Bonus Agreement by and between the Company and Scott L. Mathis dated March 29, 2020 (6)
10.3	Employment Agreement by and between the Company and its Chief Financial Officer dated December 14, 2022(15)
10.4	Commercial Lease Agreement between Gaucho Group, Inc. and Design District Development Partners, LLC, dated April 8, 2021(7)
10.5	Amended and Restated Limited Liability Company Agreement of LVH Holdings LLC, dated June 16, 2021 (8)
10.6	First Amendment to Amended and Restated Limited Liability Agreement dated November 16, 2021 (9)
10.7	Second Amendment to Amended and Restated Limited Liability Agreement dated June 7, 2022(12)
10.8	Third Amendment to Amended and Restated Limited Liability Agreement dated June 7, 2022(14)
10.9	Securities Purchase Agreement dated February 21, 2023(18)
10.10	Form of Senior Secured Convertible Note Issued by the Company(18)
10.11	Form of Security and Pledge Agreement(18)
10.12	Form of Stockholder Pledge Agreement(18)
10.13	Form of Registration Rights Agreement(18)
10.14	Letter Agreement and Master Promissory Note dated January 31, 2025*
22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant(11)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1.	Incorporated by reference from the Company’s Registration of Securities Pursuant to Section 12(g) on Form 10 dated May 14, 2014.
2.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2018.
3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2019.
4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2021.
5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2021.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020.
7.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 12, 2021.
8.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021.
9.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2021.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 1, 2022.
11.	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on April 14, 2022.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 8, 2022.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 1, 2022.
14.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 13, 2022.
15.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 15, 2022.
16.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 16, 2015.
17.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2023.
18.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2023.
19.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 29, 2024.
20.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 22, 2024.
21.	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 21, 2024.
*	Filed herewith
**	Furnished, not filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2025	GAUCHO GROUP HOLDINGS, INC.

	By:	/s/ Scott L. Mathis
Scott L. Mathis
Chief Executive Officer

	By:	/s/ Maria I. Echevarria
Maria Echevarria
Chief Financial Officer and Chief Operating Officer

